Form 10-K
AMERICAN COLLOID CO
filed 1995-03-24
CIK 813621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (MARK ONE)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                            1934 [FEE REQUIRED]
                                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                       ACT OF 1934 [NO FEE REQUIRED]
                            FOR THE TRANSITION PERIOD FROM                  TO

                        COMMISSION FILE NUMBER: 0-15661

                            AMERICAN COLLOID COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                         36-0724340
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)         Identification No.)

ONE NORTH ARLINGTON, 1500 WEST SHURE DRIVE
                SUITE 500
       ARLINGTON HEIGHTS, ILLINOIS                60004-7803
 (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (708) 392-4600

          Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH    NAME OF EACH EXCHANGE
      CLASS         ON WHICH REGISTERED
-----------------  ----------------------
      None                  None

          Securities registered pursuant to Section 12(g) of the Act:
                          $.01 par value Common Stock
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes____ X ____No____ _ ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of the $.01 par value Common Stock, held by non-affiliates of the registrant on March 14, 1995, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $250,714,000.

    Registrant had 19,108,060 shares of $.01 par value Common Stock, outstanding as of March 14, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be dated on or about April 7, 1995 are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

    American Colloid Company was originally incorporated in South Dakota in 1924 as the Bentonite Mining & Manufacturing Co. Its name was changed to American Colloid Company in 1927, and it was reincorporated in Delaware in 1959. Except as otherwise noted, and unless the context indicates otherwise, the term "Company" or "Colloid" refers to American Colloid Company and its subsidiaries.

    The Company may be generally divided into three principal categories of operations; minerals, absorbent polymers and environmental. The Company also operates a transportation business primarily for delivery of its own products. In general, the Company's products are used for their liquid-absorption properties. The Company is a leading producer of bentonite products, which have a variety of applications, including use as a bonding agent to form sand molds for metal castings, in cat litter, as a moisture barrier in commercial construction and landfill liners and in a variety of other industrial, commercial and agricultural applications. The Company also manufactures absorbent polymers, predominantly superabsorbent polymers, used in disposable baby diapers and other personal care products, such as adult incontinence and feminine hygiene products.

    The following table sets forth the percentage contributions to net sales of the Company attributable to its minerals, absorbent polymers, environmental and transportation segments for the last five calendar years.

                                                             PERCENTAGE OF SALES
                                                  ------------------------------------------
                                                   1994     1993     1992     1991     1990
                                                  ------   ------   ------   ------   ------
Minerals (1)....................................   58.2%    59.3%    63.3%    66.4%    68.9%
Absorbent polymers..............................   22.1     23.6     17.1     12.9     10.0
Environmental...................................   11.6      9.2     10.4     11.3     11.9
Transportation..................................    8.1      7.9      9.2      9.4      9.2
                                                  ------   ------   ------   ------   ------
                                                  100.0%   100.0%   100.0%   100.0%   100.0%
                                                  ------   ------   ------   ------   ------
                                                  ------   ------   ------   ------   ------

------------------------
(1) Includes allied products, e.g., chromite sand, leonardite and blended products.

    Net revenues, operating income and identifiable assets attributable to each of the Company's business segments are set forth in Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated herein by reference.

                                    MINERALS

    Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to ten feet under overburden of up to 120 feet. There are two basic types of bentonite, each having different chemical and physical properties. These are commonly known as sodium (western) bentonite and calcium (southern) bentonite. A third type of clay, a less pure type of calcium montmorillonite called fuller's earth, is used as a form of cat litter and for other applications, including use as a carrier for agri-chemicals.

    The Company's bentonite used in industrial applications is marketed under various internationally registered trade names, including
VOLCLAY-Registered Trademark- and PANTHER CREEK-Registered Trademark-. The Company's cat litter is sold under the trade names NATURAL SELECT-Registered Trademark-, PREMIUM CHOICE-TM-, CARE FREE KITTY-TM- and various private labels.

PRINCIPAL MARKETS AND PRODUCTS

DURABLE GOODS

    METALCASTING. In the formation of sand molds for metal castings, sand is bonded with bentonite and various other additives to secure the desired surface finish. The Company produces both standard and customized blended mineral products, sold under the trade name ADDITROL-Registered Trademark-, as well as sodium and calcium bentonite, used as additives to metalcasting molds. In addition, several high-performance specialty products are sold to foundries and companies that service foundries.

    IRON ORE PELLETIZING. The Company is a major supplier of sodium bentonite for use as a pelletizing aid in the production of taconite pellets in North America.

    WELL DRILLING. Sodium bentonite and leonardite are ingredients of drilling mud, which allows rock cuttings to be suspended and brought to the surface in oil and gas well drilling. Drilling mud lubricates the drilling bit and coats the underground formations to prevent hole collapse and drill bit siezing. In the late 1970's and early 1980's oil well drilling was the Company's largest market for bentonite.

    OTHER INDUSTRIAL PRODUCTS. The Company is a supplier of fuller's earth products for use as an oil and grease absorbent in industrial applications. The Company also produces bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks and as an emulsifier in asphalt.

CONSUMABLE GOODS

    CAT LITTER. The Company produces two types of cat litter products, a fuller's earth-based or traditional product and a sodium bentonite-based scoopable (or clumping) product. The Company's scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor producing elements. Scoopable cat litter has grown to 42% of the U.S. grocery market for cat litter in 1994 from 0.4% in 1989. Both types of products are sold primarily to private label grocery and mass merchants, though the Company also sells its own brands to the grocery, pet store and mass markets. The Company's scoopable product is marketed under the trade names NATURAL SELECT-Registered Trademark-, PREMIUM CHOICE-TM- and CARE FREE KITTY-TM-.

    FINE CHEMICALS. Purified grades of sodium bentonite are marketed to the pharmaceutical and cosmetics industries. Small amounts of purified bentonite act as a binding agent for pharmaceutical tablets, and bentonite's expansion quality also aids in tablet disintegration. Bentonite also acts as a suspension agent and thickener in lotions and has a variety of other specialized uses as a flow control additive. Calcium bentonite is used as a catalyst or as a clarifying agent for edible oils, fats, dimer acids and petroleum products.

    AGRICULTURAL. Sodium bentonite, calcium bentonite and fuller's earth are sold as pelletizing aids in livestock feed and as dusting agents to prevent caking of feeds in storage or in transit. Fuller's earth and sodium bentonite are used as carriers for agri-chemicals. Fuller's earth is also used as a drying agent in blending liquid and dry fertilizers prior to application.

SALES AND DISTRIBUTION

    In 1994, the top two customers accounted for approximately 11% of the Company's mineral sales, and the top five customers accounted for approximately 20% of such sales. The Company's mineral products are sold domestically and internationally to approximately 3,700 customers.

    The Company has established industry-specialized sales groups staffed with technically-oriented salespersons to serve each major market in which the Company's products are utilized. Each group has a network of distributors and representatives, including companies that warehouse at strategic locations.

    Most of its customers in the metalcasting industry are served on a direct basis by teams of Company sales, technical and manufacturing personnel. The Company also provides training courses and laboratory testing for customers who use the Company's products in the metalcasting process.

    Sales to the oil well drilling industry are primarily made directly to oil well drilling mud service companies, both under the Company's name and under private label. Bentonite used in oil well drilling is sold by oil well service organizations, two of which are vertically integrated. The Company's potential market is, therefore, generally limited to those oil well service organizations which either do not have captive production or long-term supply arrangements.

    Sales to the cat litter market are made on a direct basis and through industry brokers. All sales to the iron ore pelletizing industry are made directly to the end user. Sales to the Company's remaining markets are made primarily through independent distributors and representatives.

COMPETITION

    BENTONITE. The Company is one of the largest producers of bentonite products in the U.S. There are at least four other major domestic producers of sodium bentonite and at least one other major domestic producer of calcium bentonite. Two of the domestic producers are companies primarily in other lines of business and have substantially greater financial resources than the Company. There also is substantial competition overseas. The Company's bentonite processing plants in the U.K. and Australia compete with a total of six U.K. and Australian processors. Competition in both the Company's domestic and international markets is essentially a matter of product quality, price, delivery, service and technical support, and it historically has been very vigorous.

    FULLER'S EARTH. There are approximately ten major competitors in the U.S., some of which are larger and have substantially greater financial resources than the Company. Price, service, product quality and geographical proximity to the market are the principal methods of competition in the Company's markets for fuller's earth.

SEASONALITY

    Although business activities in certain of the industries in which the Company's mineral products are sold (such as well drilling) are subject to factors such as weather conditions, the Company does not consider its mineral business as a whole to be seasonal.

                                 ENVIRONMENTAL

PRINCIPAL PRODUCTS AND MARKETS

    Through its wholly owned subsidiary, Colloid Environmental Technologies Company (CETCO), the Company sells sodium bentonite, products containing sodium bentonite and various other products and equipment for use in environmental and construction applications.

    CETCO sells bentonite and its geosynthetic clay liner product, BENTOMAT-Registered Trademark-, for lining and capping landfills, and for containment in tank farms, leach pads, waste stabilization lagoons and decorative ponds.

    The Company's VOLCLAY-Registered Trademark- Waterproofing System is sold to the non-residential construction industry. This line includes a product sold under the registered trade name VOLCLAY PANELS-Registered Trademark- consisting of biodegradable cardboard panels filled with sodium bentonite installed to prevent leakage through underground foundation walls. A waterproofing liner product with the trade name VOLTEX-Registered Trademark-, a joint sealant product with the trade name WATERSTOP-RX-Registered Trademark- and a waterproofing membrane for concrete slit slabs and plaza areas sold under the trade name VOLCLAY SWELLTITE-Registered Trademark- round out the principal components of the product line.

    CETCO sells elastomeric urethane coatings designed for vehicular traffic decks, roofs, balconies and pedestrian walkways. The products, sold under the trade name ACCOGUARD-Registered Trademark-, are among the more environmentally friendly primers and coatings available to the construction industry.

    CETCO's ground water products are used to drill environmental wells and water wells, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY GROUT-Registered Trademark-,
BENTOGROUT-Registered Trademark- and VOLCLAY-Registered Trademark- Tablets are among the trade names for products used in these applications.

    Bentonite-based flocculents and customized equipment are used to remove emulsified oils and heavy metals from waste water. Another bentonite based product is formulated to solidify liquid waste for proper disposal in landfills. These products are sold primarily under the System-AC RM10-Registered Trademark- and SORBOND-Registered Trademark- trade names.

    CETCO acquired the assets of Aquatec Engineering and Supply Company in July, 1994 and continues to operate the business as a division of the Company. This division specializes in providing water equipment and services to the environmental remediation industry and activated carbon purification systems for the beverage and municipal water treatment industries. Its operations include a fully equipped engineering and fabrication facility for producing pressure vessels used in filtration applications. In addition, a network of regional service centers provides services and distribution to support markets such as remediation of petroleum-contaminated ground water. This fast growing sector is expanding in the number of service centers and its geographic coverage.

    Hydron, Inc., a division of CETCO acquired in June, 1994, designs water treatment systems using dissolved air flotation technologies. As a part of the transaction, CETCO acquired certain patent rights for using bentonite flocculants in conjunction with dissolved air flotation systems.

COMPETITION

    CETCO has three principal competitors in the geosynthetic clay liner market. The construction and wastewater treatment product lines are niche businesses which compete primarily with alternative technologies. The service center remediation business has two major competitors, one of which is substantially larger and with greater resources. The ground water monitoring and soil sealants products compete with the Company's traditional rivals in the sodium bentonite business. Competition is based on product quality, service, price, technical support and availability of product. Historically, the competition has been very vigorous.

SALES AND DISTRIBUTION

    In 1994, no customer accounted for more than 5% of environmental sales. CETCO products are sold domestically and internationally. CETCO sells most of its products through independent distributors and commissioned representatives. Contract remediation work is done on a direct basis working with consulting engineers engaged by the customers. CETCO employs technically oriented marketing personnel to support its network of distributors and representatives. In the service center business, salespersons develop business in the regional markets to supplement contract remediation work performed for national accounts.

SEASONALITY

    Much of the business in the environmental sector is impacted by weather and soil conditions. Many of the products cannot be applied in harsh weather conditions and, as such, sales and profits tend to be stronger April through October. As a result, the Company considers this segment to be seasonal.

MINERAL RESERVES

    Both the mineral and environmental segments have sodium bentonite reserves and processing plants. The discussion of mineral reserves which follows applies to both units.

RESEARCH AND DEVELOPMENT

    The minerals and environmental segments share research and laboratory facilities. Both CETCO and the U.K. minerals operation have intentions of developing independent research capabilities. Plans are underway to accomplish their objectives. Technological developments are shared between the companies, subject to license agreements where appropriate.

              MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

MINERAL RESERVES

    The Company has reserves of sodium and calcium bentonite at various locations in Wyoming, South Dakota, Montana, Nevada, Mississippi and Alabama, and reserves of fuller's earth in Tennessee and Illinois. At 1994 consumption rates, based on internal estimates, the Company believes that its proven reserves of commercially usable sodium and calcium bentonite will be adequate for approximately 30 years (although reserves for certain specialty uses differ significantly from this 30-year period) and that its proven reserves of fuller's earth will be adequate for approximately 20 years. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling, or the cost of obtaining physical access would not be material.

    Of the total reserves, approximately 20% are located on unpatented mining claims owned or leased by the Company, on which the Company has the right to undertake regular mining activity. To retain possessory rights, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims which it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress as well as members of the executive branch of the federal government have proposed amendments to existing federal mining laws. As currently proposed, the various amendments would have a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that these proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic, and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

    The Company's fuller's earth reserves are both owned and leased. The loss of any of the leased reserves could materially decrease the Company's reserves of fuller's earth, but it is believed that alternative economical reserves could be developed.

    The Company maintains a continuous program of exploration for additional reserves and attempts to acquire reserves sufficient to replenish its consumption each year, but it cannot assure that additional reserves will continue to become available.

    The Company oversees all of its mining operations, including its exploration activity and the obtaining of necessary state and federal mining permits.

    The following table shows a summary of minerals sold by the Company for the last five years in short tons:

                                                                            TONS OF MINERALS SOLD
                                                                       --------------------------------
                                                                       1994   1993   1992   1991   1990
                                                                       ----   ----   ----   ----   ----
                                                                                (IN THOUSANDS)
Sodium Bentonite:
  Belle Fourche, SD..................................................   203    147    124     96     90
  Upton, WY..........................................................   424    351    334    344    388
  Colony, WY.........................................................   791    701    776    695    461
  Lovell, WY.........................................................   299    273    103     85     87

                                                                            TONS OF MINERALS SOLD
                                                                       --------------------------------
                                                                       1994   1993   1992   1991   1990
                                                                       ----   ----   ----   ----   ----
                                                                                (IN THOUSANDS)
Calcium Bentonite:
  Aberdeen, MS.......................................................    70     61     62     43     61
  Sandy Ridge, AL....................................................   174    167    155    142    143
Fuller's Earth:
  Mounds, IL.........................................................   242    239    225    211    184
  Paris, TN (1)......................................................    52     17    --     --     --
Leonardite:
  Gascoyne, ND.......................................................    17     15     13     20     19

------------------------
(1)  Acquired in 1992 and commenced operations in 1993.

    The Company estimates that available supplies of other materials utilized in its mineral business are sufficient to meet its production requirements for the foreseeable future.

MINING AND PROCESSING

    BENTONITE. Bentonite is surface mined, generally with large earthmoving scrapers, and then loaded into trucks and off-highway haul wagons for movement to the processing plants. The mining and hauling of the Company's clay is done both by the Company and by independent contractors. Each of the Company's processing plants generally maintain stock piles of unprocessed clay of approximately 4 to 8 months' production requirements.

    At the processing plants, bentonite is dried, crushed and sent through grinding mills, where it is sized into shipping form, then chemically modified where needed and transferred to silos for automatic bagging or shipment in bulk. Virtually all production is shipped as processed, rather than stored for inventory.

    FULLER'S EARTH. Fuller's earth is also surface mined using a combination of scrapers, dozers and loaders. Crude clay is then loaded into dump trucks and hauled to the processing plant where it is dried or calcined, crushed and screened. Inventories of unprocessed clay generally are no more than two week's supply. Mining is thus performed on a year round basis.

PRODUCT DEVELOPMENT AND PATENTS

    The Company works actively with customers in each of its major markets in order to develop commercial applications of specialized grades of bentonite, and it maintains a bentonite research center and laboratory testing facility adjacent to its corporate headquarters as well as one in the U.K. When a need for a product which will accomplish a particular goal is perceived, the Company will work to develop the product, research its marketability and study the feasibility of its production. The Company will also continue its practice of co-developing products with customers or others as new needs arise. The Company's development efforts emphasize markets with which it is familiar and products for which it believes there is a viable market.

    The Company holds a number of U.S. and international patents covering the use of bentonite and products containing bentonite. The Company follows the practice of obtaining patents on new developments whenever feasible. The Company, however, does not consider that any one or more of such patents is material to its Minerals and Environmental business as a whole.

REGULATION AND ENVIRONMENTAL

    The Company believes it is in material compliance with applicable regulations now in effect with respect to surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 26 years, maintaining compliance with current regulations has not had a material effect on its mining costs. The costs of reclamation are reflected in the prices of the bentonite sold.

    The grinding and handling of dried clay is part of the production process, and, because it generates dust, the Company's mineral processing plants are subject to applicable clean air standards, and all of the Company's plants are equipped with dust collection systems. The Company has not had and does not presently anticipate any significant problems in connection with its dust emission, nor does it presently expect ongoing expenditures for the maintenance of its dust collection systems to be material.

    The Company's mineral operations are also subject to other federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Certain of these laws and regulations provide for the imposition of substantial penalties for non-compliance. While the costs of compliance with, and penalties imposed under, these laws and regulations have not had a material adverse effect on the Company, future events, such as changes in, or modified interpretations of, existing laws and regulations or enforcement policies or further investigation or evaluation of potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company. See "Legal Proceedings."

                               ABSORBENT POLYMERS

    Since the early 1970s, the Company has utilized a technique called modified bulk polymerization ("MBP") to manufacture water soluble polymers for the oil well drilling fluid industry. This technique has been modified to produce superabsorbent polymers ("SAP"), a category of polymers known for their extremely high water absorbency. Chemdal Corporation was formed in March 1986 to manufacture and market absorbent polymers, with primary emphasis on SAP. To date, the Company's sales of SAP have been almost exclusively for use as an absorbent in personal care products, primarily disposable baby diapers. The Company produces SAP at its U.S. facility with an annual capacity of 40,000 tons and at its U.K facility, through Chemdal Limited, with an annual capacity of 40,000 tons.

    Demand for the Company's SAP in the U.S. has grown significantly in recent years as the amount of SAP used in new diaper designs has increased. SAP is more absorbent than the fluff pulp used in traditional disposable diapers. The increased use of SAP in diapers allows for a thinner diaper that occupies less shelf space in stores and less landfill space. The use of SAP also helps to keep the moisture inside the diaper, thereby causing less irritation to the wearer's skin and reducing leakage. The Company expects that the trend in Europe will follow that in the U.S. and anticipates an increase in demand for its SAP in Europe. However, there can be no assurance that consumer preferences and other factors in the European market will result in increased demand for the Company's products. Based upon the Company's expectations regarding consumer and retail preferences, the Company also believes that the trend in the diaper industry will continue to be toward increasing amounts of SAP being used in new diaper designs. While no assurance can be given that markets in developing countries will follow the trends of developed countries, the Company also believes that disposable diapers containing SAP will gain more acceptance in developing countries as per capita incomes in those countries rise.

    The Company expanded its U.S. capacity from 20,000 to 40,000 tons annually in March 1994, and it expects to complete an additional expansion of 30,000 tons by mid 1995, which will bring the total production capacity of its U.S. facility to 70,000 tons annually. In addition, the Company increased its U.K. capacity from 10,000 to 40,000 tons annually in October 1994.

PRINCIPAL MARKETS AND PRODUCT

    The  Company's   SAP   is  primarily   marketed   under  the   trade   names
ARIDALL-Registered Trademark- and ASAP-Registered Trademark-. To date, the Company's customers have been primarily private label and national brand diaper manufacturers. The Company believes that this segment of the diaper market has grown faster than the brand name segment, which currently accounts for the majority of that market. The Company has recently begun sales to manufacturers of brand name personal care products and is seeking to increase its sales to that segment of the market.

SALES AND DISTRIBUTION

    The Company sells SAP to the personal care market in the U.S. on a direct basis and, in other countries, both on a direct basis and through distributors. The Company expects to rely increasingly on a direct sales approach in the personal care market. The Company's direct sales efforts employ a team approach that includes both technical and marketing representatives. In 1994, the top two customers accounted for approximately 32% of the Company's polymer sales, and the top five customers accounted for approximately 48% of such sales.

    The Company sells SAP for use in agricultural market applications through an exclusive worldwide distributor. Sales to date in this market have been insignificant.

PRODUCT DEVELOPMENT AND PATENTS

    The Company continually seeks to improve the performance of its absorbent polymers. It also intends to pursue additional applications for its absorbent polymers in other markets either directly, or indirectly through marketing or distribution arrangements. For example, the Company has entered into a contract for the marketing and distribution of polymers in agricultural markets. Agricultural applications of polymers include use as a soil treatment to hold moisture to aid in hydration of plants and as a seed coating to hold moisture around seeds that tend to be delicate and difficult to germinate. Polymers also have applications in water treatment and in cosmetics, and acrylic-based polymers can be used in the newer, more concentrated detergents which use smaller packaging.

    The Company owns several patents relating to its MBP process developed in the 1970s, and to modifications of its MBP process developed in the 1980s which relate to its SAP manufacturing process. The patents on the MBP process have begun to expire. The patents relating to the SAP modifications thereto expire at various times commencing in 2002.

    The Company follows the practice of obtaining patents on new developments whenever reasonably practicable. The Company also relies on unpatented know-how, trade secrets and improvements in connection with its SAP manufacturing process. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to or disclose the Company's trade secrets, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

RAW MATERIALS

    The process used by the Company to produce SAP primarily uses acrylic acid and, to a lesser extent, potassium and sodium alkalies and catalysts. The Company's polymer operations are supplied by three major producers of acrylic acid. The Company has been able to obtain adequate supplies of acrylic acid to meet its production requirements to date.

    The Company knows of four acrylic acid suppliers in the U.S., three in Europe and four in the Far East. The Company is aware that at least five of these suppliers manufacture SAP and, therefore, compete with the Company in this market.

    Potassium and sodium alkalies are available on a commercial basis worldwide with no meaningful limitations on availability. Catalysts are available from a small number of high-technology chemical manufacturers; however, the Company does not anticipate any difficulties in obtaining catalysts.

COMPETITION

    The Company believes that there are approximately five polymer manufacturers and several importers that compete with its U.S. operation, three of which have more production capacity and several of which have substantially greater resources than the Company. The Company's U.K. operation competes with a total of approximately seven producers and several importers. Only one producer has substantially more production capacity and several producers have greater resources than the Company. Further, several of these competitors are vertically integrated and produce acrylic acid, the primary cost component of SAP. The competition in both the Company's domestic and international markets is primarily a matter of product quality and price, and it historically has been very vigorous.

The Company believes that its polymer manufacturing process has enabled it to add polymer production capacity at a significantly lower capital investment cost than that required by other processes currently in widespread commercial use.

REGULATION AND ENVIRONMENTAL

    The Company's production process for SAP consumes virtually all chemicals and other raw materials used in the process. Virtually all materials which are not consumed by the end product are recycled through the process. The Company's polymer plants, therefore, generate a minimal amount of chemical waste.

    The handling of dried polymer is part of the production process, and, because this generates dust, the Company's polymer plants must meet clean air standards. The Company's polymer plants are equipped with dust collection systems, and the Company believes that it is in material compliance with applicable state and federal clean air regulations.

    The Company's absorbent polymer business is subject to other federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Certain of these laws and regulations provide for the imposition of substantial penalties for non-compliance. While the costs of compliance with, and penalties imposed under, these laws and regulations have not had a material adverse effect on the Company, future events, such as changes in, or modified interpretations of, existing laws and regulations or enforcement policies or further investigation or evaluation of potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

                                 TRANSPORTATION

    The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of its own products in package and bulk form throughout the continental U.S. Through its transportation subsidiary, the Company is better able to control costs, maintain delivery schedules and assure equipment availability. This subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 1994, approximately 74% of the carrier business involved the Company's products.

                      FOREIGN OPERATIONS AND EXPORT SALES

    Approximately 22% of the Company's 1994 net sales were to customers in approximately 60 countries other than the U.S. To enhance its overseas market penetration, the Company maintains a mineral processing plant in the U.K. A processing plant, 60% owned by the Company, operates in Australia, and a blending plant in Canada. Through a joint venture, the Company also has the capability to process minerals in Mexico. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the U.K. and Australia, where it is processed and mixed with other clays and distributed throughout Europe and Australia. The Company's U.S. bentonite is also shipped in bulk to Japan. The Company also maintains a worldwide network of independent dealers, distributors and representatives.

    The Company produces absorbent polymers at its U.S. and U.K plants and serves markets in Western Europe, South America, Asia and the Middle East.

    The Company's international operations are subject to the usual risks of doing business abroad, such as currency devaluations, restrictions on the transfer of funds and import and export duties. The Company to date has not been materially affected by any of these risks.

    See Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated by reference for sales attributed to foreign operations and export sales from the United States.

                                   EMPLOYEES

    As of December 31, 1994, the Company employed 1,328 persons, 217 of whom were employed overseas. At December 31, 1994, there were approximately 764, 281, 204 and 23 persons employed in the Company's minerals, absorbent polymers, environmental and transportation segments respectively, along with 56 corporate employees. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 220 of the Company's employees in the U.S. and approximately 30 of the Company's employees in the U.K are represented by six labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

ITEM 2.  PROPERTIES

    The Company and its subsidiaries operate the following principal plants, mines and other facilities, all of which are owned, except as noted:

LOCATION                                                   PRINCIPAL FUNCTION
----------------------------------  -----------------------------------------------------------------
Belle Fourche, SD.................  Mine and process sodium bentonite
Colony, WY (two plants)...........  Mine and process sodium bentonite
Upton, WY (two plants)............  Mine and process sodium bentonite
Mounds, IL........................  Mine and process fuller's earth
Paris, TN.........................  Mine and process fuller's earth
Gascoyne, ND......................  Mine and process leonardite
Aberdeen, MS......................  Mine and process calcium bentonite
Letohatchee, AL...................  Package and load calcium bentonite
Sandy Ridge, AL...................  Mine and process calcium bentonite; blend
                                    ADDITROL-Registered Trademark-
Columbus, OH (1)..................  Blend ADDITROL-Registered Trademark-; process chromite sand
Granite City, IL (1)..............  Package cat litter; process chromite sand
Waterloo, IA......................  Blend ADDITROL-Registered Trademark-
Albion, MI (1)....................  Blend ADDITROL-Registered Trademark-
York, PA..........................  Blend ADDITROL-Registered Trademark-
Chattanooga, TN...................  Blend ADDITROL-Registered Trademark-
Neenah, WI........................  Blend ADDITROL-Registered Trademark-
Toronto, Ontario, Canada..........  Blend ADDITROL-Registered Trademark-
Geelong, Victoria, Australia (1)..  Process bentonite; blend ADDITROL-Registered Trademark-
Wallasey, Merseyside, U.K. (2)....  Process bentonite and chromite sand; blend
                                    ADDITROL-Registered Trademark-; research laboratory
Lovell, WY........................  Mine and process sodium bentonite
Villa Ricca, GA...................  Manufacture Bentomat-Registered Trademark- environmental liner
Sulphur, LA.......................  Manufacture environmental equipment
Aberdeen, MS......................  Manufacture absorbent polymers
Wallasey, Merseyside, U.K.........  Manufacture absorbent polymers; research laboratory for Chemdal
                                    Limited
Palatine, IL (1)..................  Chemdal Corporation headquarters; research laboratory
Scottsbluff, NE...................  Transportation headquarters and terminal
Arlington Heights, IL (1).........  Corporate headquarters; Cetco headquarters; research laboratory

------------------------
(1)  Leased.
(2)  Certain office & facilities are leased.

ITEM 3.  LEGAL PROCEEDINGS

    In November 1992, Sorb-All Co. ("Sorb-All") filed suit in the U.S. District Court for the Southern District of Texas against the Company. Sorb-All seeks a declaratory judgment that the Company's patent covering clumping cat litter products is invalid and that Sorb-All's product does not infringe on the Company's patent. Sorb-All also asserts that the Company's patent is invalid or unenforceable due to misuse and inequitable conduct before the U.S. Patent and Trademark Office, that the Company has engaged in false advertising in connection with its patent in violation of federal and state law, that the Company has engaged in violations of the federal antitrust laws and that the Company wrongfully interfered with Sorb-All's contractual relationships. The parties have reached a tentative settlement of this matter.

    The Company is party to a number of other lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

    The Company's processing operations require permits from various governmental authorities. From time to time, the Company has been contacted by government agencies with respect to required permits or compliance with existing permits, while the Company has been notified of certain situations of non-compliance, management does not expect the fines, if any, to be significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                        EXECUTIVE OFFICERS OF REGISTRANT

        NAME           AGE                    PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
---------------------  ---  ----------------------------------------------------------------------------
John Hughes..........  52   President and Chief Executive Officer since 1985; a Director since 1984.
Peter L. Maul........  45   Vice President since 1993; prior thereto Vice President of Marketing at
                             Chemstar, Inc. 1986-1992; prior thereto, Vice President at American Colloid
                             Company.
Roger P. Palmer......  58   Senior Vice President since 1994 and President of Colloid Environmental
                             Technologies Company since August 1994; prior thereto, Vice President since
                             1990 and Vice President and General Manager of Colloid Environmental
                             Technologies Company since 1991; prior thereto, Group sales manager of the
                             Building Materials Group.
Clarence O. Redman...  52   Secretary of the Company since 1982; a Director since 1989 and Partner and
                             Chief Executive Officer, Keck, Mahin & Cate (law firm).*
Paul G. Shelton......  45   Senior Vice President -- Chief Financial Officer since 1994 and President of
                             American Colloid's transportation units since May, 1994; prior thereto,
                             Vice President -- Chief Financial Officer since 1984; a Director since
                             1988.
Robert C. Steele.....  42   Senior Vice President since 1994 and President of American Colloid's
                             Minerals Group since May, 1994; prior thereto, Vice President since 1986.
Lawrence E. Washow...  42   Senior Vice President since 1994 and President of Chemdal Corporation since
                             September 1992; prior thereto, Vice President of the Company and Vice
                             President and General Manager of Chemdal Corporation since 1986.

------------------------
 *   Keck, Mahin & Cate has been retained as counsel to the Company.

    All officers of the Company are elected annually by the Board of Directors for a term expiring at the annual meeting of directors following their election or when their respective successors are elected and shall have qualified. All directors are elected by the stockholders for a term expiring when their respective successors are elected and shall have qualified.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is traded on the Nasdaq Stock Market under the symbol ACOL. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock, as reported by the Nasdaq Stock Market, and cash dividends declared per share. Prices and cash dividends have been adjusted to reflect three-for-two and two-for-one stock dividends in January 1993 and June 1993, respectively.

                                                                      CASH
                                                     STOCK PRICE    DIVIDENDS
                                                    --------------  DECLARED
                                                     HIGH    LOW    PER SHARE
                                                    ------  ------  ---------
Fiscal Year Ended December 31, 1994:
  1st Quarter.....................................  $25.25  $13.50   $.0600
  2nd Quarter.....................................   16.25   10.50    .0600
  3rd Quarter.....................................   16.00   12.00    .0600
  4th Quarter.....................................   17.75   13.75    .0600
Fiscal Year Ended December 31, 1993:
  1st Quarter.....................................   12.75    9.13    .0500
  2nd Quarter.....................................   15.63   11.25    .0500
  3rd Quarter.....................................   28.50   13.25    .0500
  4th Quarter.....................................   33.00   19.25    .0500
Fiscal Year Ended December 31, 1992:
  1st Quarter.....................................    4.42    3.92    .0367
  2nd Quarter.....................................    5.00    4.25    .0417
  3rd Quarter.....................................    5.58    4.75    .0417
  4th Quarter.....................................    9.42    5.33    .0417

------------------------
As of February 21, 1995, there were 2,344 holders of record of the Common Stock, excluding shares held in street name.

    The Company has paid cash dividends every year for over 57 years. The Company intends to continue to pay cash dividends on its Common Stock, but the payment of dividends and the amount and timing of such dividends will depend on the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

    The following is selected financial data for the Company and its subsidiaries for the five years ended December 31, 1994. Per share amounts have been adjusted to reflect a two-for-one stock split and a three-for-two stock split effected in the nature of stock dividends in June 1993 and January 1993 respectively. All per share calculations are fully diluted, based on weighted average number of common and common equivalent shares outstanding during the year.

                             SUMMARY OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

PER SHARE                                                        1994         1993         1992         1991         1990
                                                              -----------  -----------  -----------  -----------  -----------
Shareholders' Equity........................................  $      7.25  $      7.28  $      3.37  $      3.31  $      3.26
Net Income..................................................          .78          .76          .52          .26          .16
Dividends...................................................          .24          .20          .16          .15          .15
Shares Outstanding..........................................   19,486,520   17,223,854   16,480,644   15,898,944   15,588,882

INCOME DATA
Sales.......................................................  $   265,443  $   219,151  $   182,669  $   148,790  $   131,665
Gross Profit................................................       59,487       49,843       42,454       32,409       28,132
Operating Profit............................................       23,991       21,312       16,510        9,531        8,169
Net Interest Expense........................................       (2,332)      (3,036)      (3,484)      (4,363)      (4,852)
Net Other Income (Expense)..................................          544          474         (325)         246          (80)
Pretax Income...............................................       22,203       18,750       12,701        5,414        3,237
Income Taxes................................................        6,828        5,567        4,105        1,207          673
Net Income..................................................       15,283       13,120        8,506        4,152        2,513

BALANCE SHEET
Current Assets..............................................  $   105,839  $    93,018  $    60,220  $    61,808  $    55,334
Net Property, Plant & Equipment.............................      141,420       83,233       61,231       62,245       63,948
Total Assets................................................      261,047      181,177      126,794      129,589      126,228
Current Liabilities.........................................       36,617       27,401       21,092       21,534       14,976
Long-term Debt..............................................       71,458       16,689       38,312       43,792       47,784
Shareholders' Equity........................................      141,319      125,379       55,585       52,563       50,782

RATIO ANALYSIS
Pretax Margin...............................................         8.36%        8.56%        6.95%        3.64%        2.46%
Effective Tax Rate..........................................        30.75        29.69        32.32        22.29        20.79
Net Margin..................................................         5.76         5.99         4.66         2.79         1.91
Return On Ending Assets.....................................         5.85         7.24         6.71         3.20         1.99
Return On Ending Equity.....................................        10.81        10.46        15.30         7.90         4.95

OPERATING DATA
Operating Margins (1):
  Minerals..................................................        12.72%        9.47%       12.12%
  Absorbent Polymers........................................        13.58        19.97        11.77
  Environmental.............................................         5.79        13.85        13.96
  Transportation............................................         4.74         4.02         3.96
  Total Operating Margin....................................         9.04         9.72         9.04

------------------------
(1)  The Company did not restate the segment information prior to 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND FINANCIAL CONDITION

    At December 31, 1994, the Company had outstanding debt of $75.0 million (including both long and short term debt) and cash and cash equivalents of $10.4 million compared with $20.0 million in debt and $20.5 million in cash and cash equivalents at December 31, 1993. The long-term debt to total capitalization at December 31, 1994 was 33.6% compared with 11.7% at December 31, 1993.

    The Company had a current ratio of 2.89 to 1 on December 31, 1994, with approximately $69.2 million in working capital compared with 3.39 to 1 and $65.6 million, respectively at December 31, 1993. The $3.6 million net increase in working capital included increases in accounts receivable of $11.8 million (30.1%) and inventories of $11.0 million (38.1%), a $10.1 million reduction in cash and cash equivalents, and a $9.0 million increase in accounts payable and accrued liabilities. Accounts receivable increased in the polymer segment as a greater percentage of the balance related to sales to export customers with longer payment terms. Environmental segment receivables also reflected longer average terms for liner products, and additional receivables associated with the Aquatec acquisition. Inventories (including advanced mining) increased in both the minerals and polymer segments ($6.8 million and $3.5 million, respectively). The minerals' segment increase occurred as a result of larger domestic clay inventories, higher cat litter inventories due to expanded packaging operations and a build up of Bentomat inventory in the U.K. Polymer inventories were built in anticipation of the start of shipments to a major customer in the U.K. The decrease in cash was expected as the temporary surplus from the October, 1993 stock offering was spent on capital expenditures.

    The Company made capital expenditures of approximately $81 million, of which, 55% was spent in the polymer area, 30% in minerals and 13% in the environmental segment. The capital investment in the polymer segment was directed toward the completion of the 20,000 ton capacity expansion in the U.S. and the 30,000 ton expansion in the U.K. Worldwide production capacity at December 31, 1994 stood at 80,000 tons, with a further 30,000 ton expansion underway in the U.S. Capital expenditures in the domestic minerals sector were directed primarily to expanded capabilities and improved economics in the cat litter manufacturing arena. Overseas mineral investment activities were primarily devoted to infrastructure improvements to allow for future growth. The expenditures in the environmental segment were largely comprised of the property, equipment and intangibles related to the acquisitions of the Bentomat manufacturing facility, the operations of Aquatec Engineering and Supply Company and Hydron, Inc.

    On October 4, 1994, the Company entered into two new loan agreements. A $50 million long-term loan, with a seven-year average life and essentially the same terms as the previous long-term note, was negotiated with the incumbent lender. The $40 million revolving credit agreement with Harris Bank was replaced by a $50 million facility with a four bank group at terms generally more favorable than the previous agreement.

    The Company had $42.0 million in unused, committed credit lines at December 31, 1994. In addition to the committed credit lines, the Company has demand facilities in the United States and the United Kingdom which allow for short-term borrowings of approximately $8.1 million and letters of credit of $8.3 million at favorable rates.

    The Company anticipates 1995 capital expenditures of approximately $40 million. Capital expenditures in the polymer segment are estimated at $16 million, minerals at $17 million, and environmental at $4 million. The major project in the polymer segment is the completion of the 30,000 ton capacity expansion in the U.S. Capital expenditures in the mineral segment will be directed toward replacing mining equipment and enhancing cat litter manufacturing capabilities domestically, and expanding manufacturing capability in the U.K. The environmental capital expenditures will be dedicated to expanding Bentomat manufacturing capacity and expanding the network of service centers for its Aquatec division. The remaining capital will be devoted to enhancing corporate research and development capabilities.

    The current indicated annual dividend rate is $.24 per share. If the rate remains constant, dividend payments will be approximately $4.6 million for 1995, compared with $4.5 million in 1994.

    Management believes that the Company has adequate resources to fund the capital expenditures discussed above, the dividend payments, and anticipated increases in working capital requirements through its existing credit lines, cash balances and operating cash flow. In addition to the capital expenditures which have been authorized by the Board of Directors, management continues to explore other growth prospects in the environmental and minerals segments, as well as further capacity expansion in the polymer segment.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1994

    Net sales increased by $46.3 million, or 21.1%, from 1993 to 1994 and by $36.5 million, or 20.0%, from 1992 to 1993. Operating profits increased by $2.7 million, or 12.6%, from 1993 to 1994 and by $4.8 million, or 29.1% form 1992 to 1993. A review of sales, gross profit, general, selling and administrative expenses and operating profit by segment follows:

MINERALS

                                                                              YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------------
                                                     1994              1993              1992
                                               ----------------  ----------------  ----------------
                                                                                                     1994 VS. 1993    1993 VS. 1992
                                                                                                     -------------   ---------------
                                                                                                               %                %
                                                                                                       $                $
                                                                                                     ------  -----   -------  ------
                                                                              (DOLLARS IN THOUSANDS)
Net sales....................................  $154,490  100.0%  $129,879  100.0%  $115,666  100.0%  24,611  18.9%   $14,213   12.3%
Cost of sales................................   121,213   78.5%   104,921   80.8%    88,474   76.5%
                                               --------  ------  --------  ------  --------  ------
  Gross profit...............................    33,277   21.5%    24,958   19.2%    27,192   23.5%   8,319  33.3%    (2,234)  -8.2%
General, selling and
 administrative expenses.....................    13,632    8.8%    12,653    9.7%    13,170   11.4%     979   7.7%      (517)  -3.9%
                                               --------  ------  --------  ------  --------  ------
Operating profit.............................    19,645   12.7%    12,305    9.5%    14,022   12.1%   7,340  59.7%    (1,717) -12.2%

    Sales in the minerals segment increased in both the durable goods sector and the consumables sector from 1992 to 1994, and in the U.K. from 1993 to 1994 largely due to increased volume. Sales to the domestic durable goods markets increased with the aid of an improved economy and a rebound in the automotive industry. The Company also expanded its production capability and market presence through plant acquisitions at Chattanooga, Tennessee in July, 1992 and Toronto, Canada in June, 1993. Continued market penetration of scoopable cat litters led to the increase in the Company's consumable goods sector. Scoopable litter volume increased in each of the years, though patent royalty income was inconsistent. Royalties declined by approximately $1 million from 1992 to 1993, and increased approximately $2.3 million from 1993 to 1994. Royalties are expected to decline in the future as most agreements have been converted to fully paid licenses. Growth in the agricultural market has come from sales of clay granules to the agricultural chemical industry. The acquisition of the Paris, Tennessee plant, which began operation in July, 1993, provided the capacity for the Company's increase in market share. Use of granular clay is dependent on its performance with specific chemical additives in fertilizer and herbicide applications. Reformulations and new product instructions can radically impact the demand for this type of product. The U.K. minerals operation produced a 32.3% sales increase from 1993 to 1994 after a flat performance in the previous year. The increase came from the construction and environmental markets, as well as the cat litter sector. Sales of environmental products continue to be sold through this unit since most of the current product line is mineral based.

    Gross profit margins declined by approximately 430 basis points, or 18.3%, from 1992 to 1993 as royalties declined and wet weather conditions adversely affected the Company's western mining operations. The combination accounted for the entire shortfall in gross profit from 1992 to 1993. Gross profit margins improved by approximately 230 basis points, or 12.0%, from 1993 to 1994 as a result of higher royalties and price increases initiated over the course of the past year.

    General, selling and administrative expenses dropped by $.5 million, or 3.9%, from 1992 to 1993, primarily due to lower promotion costs for the Company's branded litter products. The $1.0 million increase in expenses from 1993 to 1994 was driven primarily by increased selling expenses in both the U.S. and U.K.

    Lower royalties will have an adverse impact on operating profit margins in the future, but volume is expected to grow as a result of more favorable unit costs for the licensees.

ABSORBENT POLYMERS

                                                                            YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------------
                                                    1994             1993             1992
                                               ---------------  ---------------  ---------------
                                                                                                  1994 VS. 1993    1993 VS. 1992
                                                                                                  --------------  ---------------
                                                                                                            %                %
                                                                                                    $                $
                                                                                                  ------  ------  -------  ------
                                                                             (DOLLARS IN THOUSANDS)
Net sales....................................  $58,591  100.0%  $51,820  100.0%  $31,253  100.0%   6,771   13.1%  $20,567   65.8%
Cost of sales................................   43,325   73.9%   36,127   69.7%   24,194   77.4%
                                               -------  ------  -------  ------  -------  ------
  Gross profit...............................   15,266   26.1%   15,693   30.3%    7,059   22.6%    (427)  -2.7%    8,634  122.3%
General, selling and
 administrative expenses.....................    7,307   12.5%    5,347   10.3%    3,381   10.8%   1,960   36.7%    1,966   58.1%
                                               -------  ------  -------  ------  -------  ------
Operating profit.............................    7,959   13.6%   10,346   20.0%    3,678   11.8%  (2,387) -23.1%    6,668  181.3%

    Growth in private label and national branded diaper sales, as well as increasing amounts of polymer being used in new diaper designs, fueled the sales growth experienced by the U.S. polymer operations from 1992 to 1994. Higher unit demand during 1992 prompted management to add 10,000 tons of capacity, which was operational in April, 1993. In 1993, continuing strong demand and impending capacity constraints caused management to add 20,000 tons of capacity at Aberdeen, Mississippi, bringing total capacity to 40,000 tons annually. Late in the year, however, competitors also brought on more capacity and began aggressively marketing their polymer products. A significant customer shifted its business to a competitor effective December, 1993. In addition, the return to a more normal balance of supply and demand resulted in decreased business with certain customers who used the Company as a secondary source. This combined loss of business represented 21% of the 1993 unit sales volume. During 1994, the lost volume was replaced and, in fact, unit sales volume grew approximately 15%. This was achieved in spite of the fact that the movement toward thinner diapers did not penetrate the sectors of the diaper market served by the Company as quickly as had been originally anticipated. Further penetration of export markets, primarily Latin America, accounted for much of the growth. Unit pricing showed signs of softness during 1994, and continuing pressure on prices is expected for 1995.

    Unit sales volume of the U.K. polymer operation increased by approximately 50% from 1992 to 1993 and by approximately 19% from 1993 to 1994. Sales for 1993 were adversely impacted by less favorable translation rates and by foreign exchange fluctuations, while 1994 sales suffered from increased competition and expanded available capacity. During 1993, the U.K. operation significantly expanded its direct selling effort in the European market by phasing out the distributor who previously handled the continental European customers. This shift, while expected to be a positive for the long-term, exposed the Company to the risks of selling in local currency which the distributor had previously handled. In late 1993, the Company formulated a new product to expand its market presence. This product, produced from a 30,000 ton plant expansion, became available in October, 1994. A commitment was secured from a major diaper manufacturer for 10,000 tons of product annually. Sales under this agreement began in January, 1995.

    Gross margins at the U.S. plant and the U.K. plant were positively impacted by increased production from 1992 to 1993 as combined unit volume increased 70%. Lower margins were experienced during 1994 as capacity increased from 30,000 tons to 80,000 tons over the course of the year while unit sales volume increased 16%. Additional staff were hired and trained to operate the new capacity, resulting in additional costs without the incremental sales volume to support such costs. Management expects raw material costs to increase in 1995 with the rise in acrylic acid prices.

    General, selling and administrative expenses increased from 1992 to 1993 as a result of increased staffing levels in marketing and research, higher benefit costs associated with the larger staff and higher incentive compensation expenses. The 1993 to 1994 increase was mainly in the marketing and administrative areas to provide the infrastructure for further growth.

    The U.K. plant incurred an operating loss in 1992. The unit produced an operating profit for the full year of 1993, but experienced a setback in the fourth quarter when it produced an operating loss. In 1994, the U.K operation produced an operating loss. The new product formulation and expanded plant capability are expected to significantly improve the Company's profit outlook for 1995.

    The Company has expanded aggressively in the absorbent polymer market over the three year period ending in 1994. Its worldwide production capacity has grown from 20,000 tons annually at the beginning of 1992 to an annual capacity of 80,000 tons at the end of 1994. A further 30,000 ton expansion is underway in the U.S. With the completion of this plant scheduled in mid-1995, the Company's capability will challenge the market leaders. The Company has expanded at this pace to jump ahead of the demand curve and be able to position itself for the increase in market demand as it occurs. The most recent U.S. expansion, and the U.K. addition, manufacture a product specifically designed for the requirements of thinner diapers. Depreciation for these facilities will be calculated on a units-of-production basis for the first year, and on a straight-line basis thereafter.

ENVIRONMENTAL

                                                                           YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------------
                                                    1994             1993             1992
                                               ---------------  ---------------  ---------------
                                                                                                  1994 VS. 1993   1993 VS. 1992
                                                                                                  --------------  -------------
                                                                                                            %               %
                                                                                                    $               $
                                                                                                  ------  ------  ------  -----
                                                                            (DOLLARS IN THOUSANDS)
Net sales....................................  $30,726  100.0%  $20,108  100.0%  $19,005  100.0%  10,618   52.8%  $1,103   5.8%
Cost of sales................................   22,397   72.9%   12,937   64.3%   12,735   67.0%
                                               -------  ------  -------  ------  -------  ------
  Gross profit...............................    8,329   27.1%    7,171   35.7%    6,270   33.0%   1,158   16.1%     901  14.4%
General, selling and
 administrative expenses.....................    6,549   21.3%    4,387   21.8%    3,616   19.0%   2,162   49.3%     771  21.3%
                                               -------  ------  -------  ------  -------  ------
Operating profit.............................    1,780    5.8%    2,784   13.9%    2,654   14.0%  (1,004) -36.1%     130   4.9%

    Approximately 85% of the sales growth from 1993 to 1994 came from the combination of acquisitions and the increased sales of Bentomat environmental liner products. Sales in 1993 grew only 6% from the 1992 level as wet weather conditions prevailed in many areas of the U.S., preventing installation of liner products.

    Gross profit margins were higher in 1993 than 1992 because of a more profitable sales mix. Margins in 1994 declined as a result of a greater sales of lower margin products. The Bentomat liner product has experienced price erosion over the past three years, however the Company has seen its share of the market increase over that same time frame. In addition to the less favorable sales mix in 1994, the Company recorded approximately $1 million in provisions for inventory obsolescence, rework and disposal related to one of its product lines. The Company has engaged a third party to manufacture this product line. The Company also realigned a significant distribution arrangement, resulting in a return of materials and a sales allowance of approximately $.2 million.

    General, selling and administrative expenses increased 49% from 1993 to 1994. Over half of the increase was related to the newly acquired operations of Aquatec and Hydron. The balance of the increase was primarily related to increased staffing and costs in the marketing area, including the establishment of an international marketing department. The 21% increase in expenses from 1992 to 1993 was primarily directed to increased administrative costs.

TRANSPORTATION

                                                                         YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                    1994             1993             1992
                                               ---------------  ---------------  ---------------    1994 VS.     1993 VS.
                                                                                                      1993         1992
                                                                                                  ------------  -----------
                                                                                                           %            %
                                                                                                    $             $
                                                                                                  -----  -----  -----  ----
                                                                          (DOLLARS IN THOUSANDS)
Net sales....................................  $21,636  100.0%  $17,344  100.0%  $16,745  100.0%  4,292  24.7%  $599   3.6%
Cost of sales................................   19,021   87.9%   15,323   88.3%   14,812   88.5%
                                               -------  ------  -------  ------  -------  ------
  Gross profit...............................    2,615   12.1%    2,021   11.7%    1,933   11.5%    594  29.4%    88   4.6%
General, selling and
 administrative expenses.....................    1,590    7.3%    1,324    7.6%    1,270    7.6%    266  20.1%    54   4.3%
                                               -------  ------  -------  ------  -------  ------
Operating profit.............................    1,025    4.8%      697    4.1%      663    3.9%    328  47.1%    34   5.1%

    The continuing momentum from increased brokerage of cat litter and environmental shipments, which began in 1992, has fueled the growth in transportation revenues over the three year period. Gross profits and gross margins have both benefited from the increased volume. The increase in general, selling and administrative expenses included higher compensation costs in both 1993 and 1994. Telephone and computer software costs also increased in 1994.

CORPORATE

                                                                         YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------------
                                                    1994             1993             1992
                                               ---------------  ---------------  ---------------    1994 VS.     1993 VS.
                                                                                                      1993         1992
                                                                                                  ------------  ----------
                                                                                                           %           %
                                                                                                    $            $
                                                                                                  -----  -----  ----  ----
                                                                         (DOLLARS IN THOUSANDS)
General, selling and
 administrative expenses.....................  $ 6,418          $ 4,820          $ 4,507          1,598  33.2%  313   6.9%
                                               -------          -------          -------
Operating profit.............................   (6,418)          (4,820)          (4,507)

    General, selling and administrative expenses increased 33% in 1994 as a result of increased expenditures for management information systems and research and development. A new software system was installed in 1994 to accommodate the growth of the Company. The higher level of expenditures in this area are anticipated to continue. Research and development expenditures are expected to rise as the Company continues to explore growth opportunities outside of its traditional markets.

NET INTEREST EXPENSE

    Net interest expense decreased by $448,000 from 1992 to 1993 and by $704,000 from 1993 to 1994. Lower average borrowing levels and interest rates accounted for the decline from 1992 to 1993, while capitalized interest accounted for the reduction from 1993 to 1994.

OTHER INCOME (EXPENSE)

    Other expense for 1992 includes the settlement of certain litigation, while other income in 1993 included $455,000 related to the recovery of defense costs incurred in prior years. Other income in 1994 included $463,000 of investment grants related to the U.K. polymer plant expansion.

INCOME TAXES

    The income tax rate for 1992 was 32.3%, compared with 29.7% in 1993 and 30.8% in 1994. The estimated tax rate for 1995 is 35%.

EARNINGS PER SHARE

    Earnings per share were calculated using the weighted average number of shares, including common stock equivalents, outstanding during the period. Stock options issued to key employees and directors are considered common stock equivalents. Higher stock prices, which the Company experienced over much of the three-year period, increased the number of shares outstanding. In addition, the equity offering completed in the fourth quarter of 1993 also had a dilutive impact on earnings per share when comparing 1992 to 1993. The weighted average number of common and common equivalent shares was approximately 19.5 million for 1994, compared with approximately 17.2 million for 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the Index to Financial Statements and Financial Statement Schedules on page F-1. Such Financial Statements and Schedules are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    The table below lists the names and ages of all directors and nominees of the Company, and all positions each person holds with the Company.

                      BOARD OF DIRECTORS OF THE REGISTRANT

ARTHUR BROWN, 54, (2)

Chairman, President and Chief Executive Officer of Hecla Mining Company. Director since 1990.

ROBERT E. DRISCOLL, III, 56, (2,3)

Former  Dean and  Professor of Law,  University of South  Dakota. Director since
1985.

RAYMOND A. FOOS, 66, (2,3)

Former Chairman of the Board, President and Chief Executive Officer of Brush Wellman, Inc. (manufacturer of beryllium and specialty materials). Director since 1981.

ROY H. HARRIS, 69, (1)

Former Chief Executive Officer, President and Executive Vice President of American Colloid Company. Officer of the Board and consultant to the Company since 1985. Director since 1971.

JOHN HUGHES, 52, (1)

President and Chief Executive Officer, American Colloid Company. Director since 1984.

ROBERT C. HUMPHREY, 76, (1,3,4)

Director and retired Chairman of the Board, NBD Bank Evanston, N.A. Director since 1977, except for a three-month period in 1989.

C. EUGENE RAY, 62, (1,2,3,4)

Chairman of the Board since 1988. Former Executive Vice President-Finance of Signode Industries, Inc. (manufacturer of industrial strapping products). Director since 1981.

CLARENCE O. REDMAN, 52, (1,5)

Partner and Chief Executive Officer of the law firm of Keck, Mahin & Cate. Secretary of the Company since 1982. Director since 1989.

PAUL G. SHELTON, 45, (1)

Senior Vice President - Chief Financial Officer, American Colloid Company. Director since 1988.

EVERETT P. WEAVER, 77, (1,3,4,5)

Former Chairman of the Board and Chief Executive Officer of American Colloid Company, from 1966 until 1978. Director since 1949, except for the period between May 1988 and February 1991.

WILLIAM D. WEAVER, 74, (1,4,5)

Former Chairman of the Board, American Colloid Company, from 1978 until November 1988. Prior thereto, Chief Executive Officer, Vice Chairman and Vice President. Director since 1949.

PAUL C. WEAVER, 32

Corporate Account Manager for Nielsen North America. Nominee for Director.
------------------------

(1) Member of Executive Committee of the Board of Directors

(2) Member of Audit Committee

(3) Member of Compensation Committee

(4) Member of Nominating Committee

(5) Member of Option Committee

    Additional information regarding the directors of the Company is included under the caption "Election of Directors" in the Company's proxy statement to be dated on or about April 7, 1995, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding the above is included under the caption "Compensation and Other Transactions with Management" in the Company's proxy statement to be dated on or about April 7, 1995, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding the above is included under the caption "Security Ownership" in the Company's proxy statement to be dated on or about April 7, 1995, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding the above is included under the caption "Compensation and Other Transactions with Management" in the Company's proxy statement to be dated on or about April 7, 1995, and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. See Index to Financial Statements and

    2. Financial Statement Schedules on page F-1. Such Financial Statements and Schedules are incorporated herein by reference.

    3. See Index to Exhibits immediately following the signature page.

(b) None.

(c) See Index to Exhibits immediately following the signature page.

(d) See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 14(A) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                   PAGE
                                                                                                                 ---------
(1)        Financial Statements:
           Independent Auditors' Report........................................................................        F-2
           Consolidated Balance Sheets, December 31, 1994 and 1993.............................................        F-3
           Consolidated Statements of Operations,
            Years ended December 31, 1994, 1993, and 1992......................................................        F-4
           Consolidated Statements of Stockholders' Equity,
            Years ended December 31, 1994, 1993, and 1992......................................................        F-5
           Consolidated Statements of Cash Flows,
            Years ended December 31, 1994, 1993, and 1992......................................................        F-6
           Notes to Consolidated Financial Statements..........................................................        F-7
(2)        Financial Statement Schedules:
           Schedule II -- Valuation and Qualifying Accounts....................................................       F-20

    All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
American Colloid Company:

    We have audited the consolidated financial statements of American Colloid Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Colloid Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Chicago, Illinois
March 10, 1995

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1994       1993
                                                                                              ---------  ---------
Current assets:
  Cash and cash equivalents.................................................................  $  10,389  $  20,502
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $1,336 and $1,836........................     49,144     37,513
    Other...................................................................................      1,764      1,606
  Inventories...............................................................................     37,450     26,788
  Advance mining............................................................................      2,363      2,038
  Prepaid expenses..........................................................................      2,213      2,451
  Current deferred tax asset................................................................      2,516      2,120
                                                                                              ---------  ---------
    Total current assets....................................................................    105,839     93,018
                                                                                              ---------  ---------
Property, plant, equipment, and mineral rights and reserves:
  Land and mineral rights and reserves......................................................     12,438     12,631
  Depreciable assets........................................................................    213,094    145,207
                                                                                              ---------  ---------
                                                                                                225,532    157,838
  Less accumulated depreciation.............................................................     84,112     74,605
                                                                                              ---------  ---------
                                                                                                141,420     83,233
                                                                                              ---------  ---------
Other assets:
  Goodwill, less accumulated amortization of $1,424 and $1,124..............................      7,895      4,447
  Other intangible assets, less accumulated amortization of $5,351 and $4,727...............      5,893        479
                                                                                              ---------  ---------
                                                                                                 13,788      4,926
                                                                                              ---------  ---------
                                                                                              $ 261,047  $ 181,177
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations...............................................  $   3,334  $   3,121
  Current capital lease obligations.........................................................        173        165
  Accounts payable..........................................................................     19,373     11,028
  Accrued income taxes......................................................................        807      2,289
  Accrued liabilities.......................................................................     12,930     10,798
                                                                                              ---------  ---------
    Total current liabilities...............................................................     36,617     27,401
                                                                                              ---------  ---------
Long-term obligations:
  Long-term debt............................................................................     70,756     15,798
  Long-term capital lease obligations.......................................................        702        891
                                                                                              ---------  ---------
                                                                                                 71,458     16,689
                                                                                              ---------  ---------
Deferred income tax liabilities.............................................................      4,376      5,027
Estimated accrued reclamation...............................................................      4,839      4,832
Other liabilities...........................................................................      2,041      1,490
                                                                                              ---------  ---------
                                                                                                 11,256     11,349
                                                                                              ---------  ---------
Minority interest in subsidiary.............................................................        397        359
                                                                                              ---------  ---------
Stockholders' equity:
  Common stock, par value $.01 per share. Authorized 50,000,000 shares, issued 21,343,864
   shares...................................................................................        213        213
  Additional paid-in capital................................................................     74,279     70,674
  Retained earnings.........................................................................     72,157     61,395
  Cumulative translation adjustments........................................................     (1,865)    (3,319)
                                                                                              ---------  ---------
                                                                                                144,784    128,963
Less:
  Treasury stock (2,329,522 shares in 1994 and 2,715,708 shares in 1993)....................     (3,465)    (3,584)
                                                                                              ---------  ---------
                                                                                                141,319    125,379
                                                                                              ---------  ---------
                                                                                              $ 261,047  $ 181,177
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements.

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1994         1993         1992
                                                                             -----------  -----------  -----------
Net sales..................................................................  $   265,443  $   219,151  $   182,669
Cost of sales..............................................................      205,956      169,308      140,215
                                                                             -----------  -----------  -----------
    Gross profit...........................................................       59,487       49,843       42,454
General, selling and administrative expenses...............................       35,496       28,531       25,944
                                                                             -----------  -----------  -----------
    Operating profit.......................................................       23,991       21,312       16,510
                                                                             -----------  -----------  -----------
Other income (expense):
  Interest expense, net....................................................       (2,332)      (3,036)      (3,484)
  Other, net...............................................................          544          474         (325)
                                                                             -----------  -----------  -----------
                                                                                  (1,788)      (2,562)      (3,809)
                                                                             -----------  -----------  -----------
    Income before income taxes and minority interest in net income of
     subsidiary............................................................       22,203       18,750       12,701
Income taxes...............................................................        6,828        5,567        4,105
                                                                             -----------  -----------  -----------
    Income before minority interest in net income of subsidiary............       15,375       13,183        8,596
Minority interest in net income of subsidiary..............................          (92)         (63)         (90)
                                                                             -----------  -----------  -----------
    Net income.............................................................  $    15,283  $    13,120  $     8,506
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Earnings per share.........................................................  $       .78  $       .76  $       .52
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              COMMON STOCK
                                          ---------------------  ADDITIONAL                CUMULATIVE
                                          NUMBER OF                PAID-IN     RETAINED    TRANSLATION   TREASURY      LOAN TO
                                            SHARES     AMOUNT      CAPITAL     EARNINGS    ADJUSTMENT      STOCK       OFFICER
                                          ----------  ---------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1991............  18,843,864  $   6,281   $   1,033    $  48,800    $     905    $  (4,312)   $    (144)
Net income..............................      --         --          --            8,506       --           --           --
Cash dividends ($.16 per share).........      --         --          --           (2,473)      --           --           --
Cumulative foreign exchange translation
 adjustment.............................      --         --          --           --           (3,687)      --           --
Three-for-two stock split...............      --          3,141      --           (3,141)      --           --           --
Purchase of 1,200 treasury shares.......      --         --          --           --           --               (5)      --
Sale of 172,444 treasury shares.........      --         --             454       --           --              227       --
                                          ----------  ---------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1992............  18,843,864      9,422       1,487       51,692       (2,782)      (4,090)        (144)
Net income..............................      --         --          --           13,120       --           --           --
Cash dividends ($.20 per share).........      --         --          --           (3,323)      --           --           --
Repayment of loan to officer............      --         --          --           --           --           --              144
Cumulative foreign exchange translation
 adjustment.............................      --         --          --           --             (537)      --           --
Amended par value of common shares from
 $1.00 per share to $0.01 per share.....      --         (9,328)      9,328       --           --           --           --
Two-for-one stock split.................      --             94      --              (94)      --           --           --
Purchase of 380 treasury shares.........      --         --          --           --           --               (3)      --
Sale of 385,438 treasury shares.........      --         --           1,051       --           --              509       --
Sale of 2,500,000 common shares.........   2,500,000         25      58,808       --           --           --           --
                                          ----------  ---------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1993............  21,343,864        213      70,674       61,395       (3,319)      (3,584)      --
Net income..............................      --         --          --           15,283       --           --           --
Cash dividends ($.24 per share).........      --         --          --           (4,521)      --           --           --
Cumulative foreign exchange translation
 adjustment.............................      --         --          --           --            1,454       --           --
Purchase of 33,956 treasury shares......      --         --          --           --           --             (443)      --
Sale of 420,142 treasury shares.........      --         --           3,605       --           --              562       --
                                          ----------  ---------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1994............  21,343,864  $     213   $  74,279    $  72,157    $  (1,865)   $  (3,465)   $  --
                                          ----------  ---------  -----------  -----------  -----------  -----------  -----------
                                          ----------  ---------  -----------  -----------  -----------  -----------  -----------


                                            TOTAL
                                          ---------
Balance at December 31, 1991............  $  52,563
Net income..............................      8,506
Cash dividends ($.16 per share).........     (2,473)
Cumulative foreign exchange translation
 adjustment.............................     (3,687)
Three-for-two stock split...............     --
Purchase of 1,200 treasury shares.......         (5)
Sale of 172,444 treasury shares.........        681
                                          ---------
Balance at December 31, 1992............     55,585
Net income..............................     13,120
Cash dividends ($.20 per share).........     (3,323)
Repayment of loan to officer............        144
Cumulative foreign exchange translation
 adjustment.............................       (537)
Amended par value of common shares from
 $1.00 per share to $0.01 per share.....     --
Two-for-one stock split.................     --
Purchase of 380 treasury shares.........         (3)
Sale of 385,438 treasury shares.........      1,560
Sale of 2,500,000 common shares.........     58,833
                                          ---------
Balance at December 31, 1993............    125,379
Net income..............................     15,283
Cash dividends ($.24 per share).........     (4,521)
Cumulative foreign exchange translation
 adjustment.............................      1,454
Purchase of 33,956 treasury shares......       (443)
Sale of 420,142 treasury shares.........      4,167
                                          ---------
Balance at December 31, 1994............  $ 141,319
                                          ---------
                                          ---------

          See accompanying notes to consolidated financial statements.

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 1994        1993        1992
                                                                              ----------  ----------  ----------
Cash flow from operating activities:
  Net income................................................................  $   15,283  $   13,120  $    8,506
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion, and amortization...............................      14,442      10,584      10,586
    Increase (decrease) in allowance for doubtful accounts..................        (500)        574         596
    Increase (decrease) in deferred income taxes............................      (1,047)       (243)        211
    Increase (decrease) in estimated accrued reclamation....................           7         129          45
    Increase (decrease) in other noncurrent liabilities.....................         623         (52)       (100)
    (Gain) loss on sale of depreciable assets...............................        (356)        (89)         26
    Minority interest in net income of subsidiary...........................          93          63          90
    (Increase) decrease in current assets:
      Accounts receivable...................................................     (11,289)     (7,581)     (1,858)
      Inventories...........................................................     (10,662)     (8,618)      4,721
      Advance mining........................................................        (325)        (60)       (393)
      Prepaid expenses......................................................         238         142        (677)
  Increase (decrease) in current liabilities:
      Accounts payable......................................................       8,345       3,216         690
      Accrued income taxes..................................................      (1,482)        307         921
      Accrued liabilities...................................................       2,133       2,999        (470)
                                                                              ----------  ----------  ----------
        Net cash provided by operating activities...........................      15,503      14,491      22,894
                                                                              ----------  ----------  ----------
Cash flow from investing activities:
  Proceeds from sale of depreciable assets..................................         690         170          66
  Acquisition of land, mineral reserves, and depreciable assets.............     (80,958)    (33,320)    (11,307)
  (Increase) decrease in other assets.......................................          29         831        (789)
                                                                              ----------  ----------  ----------
        Net cash used in investing activities...............................     (80,239)    (32,319)    (12,030)
                                                                              ----------  ----------  ----------
Cash flow from financing activities:
  Proceeds from issuance of debt............................................      77,715          30       1,592
  Principal payments of debt and capital lease obligation...................     (22,725)    (21,866)     (8,655)
  Proceeds from common stock issuance.......................................      --          58,833      --
  Proceeds from sale of treasury stock......................................       4,167       1,560         681
  Dividends paid............................................................      (4,521)     (3,323)     (2,473)
  Other.....................................................................        (499)        (71)        (44)
                                                                              ----------  ----------  ----------
        Net cash provided by (used in) financing activities.................      54,137      35,163      (8,899)
                                                                              ----------  ----------  ----------
Cumulative translation adjustment...........................................         486        (285)     (1,414)
                                                                              ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents........................     (10,113)     17,050         551
Cash and cash equivalents at beginning of year..............................      20,502       3,452       2,901
                                                                              ----------  ----------  ----------
Cash and cash equivalents at end of year....................................  $   10,389  $   20,502  $    3,452
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

Supplemental Disclosures of Cash Flows Information:
Actual cash paid for:
  Interest..................................................................  $    3,636  $    3,399  $    3,584
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
  Income taxes..............................................................  $    9,143  $    4,246  $    2,813
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of American Colloid Company (the Company) and its foreign and domestic subsidiaries. All subsidiaries are wholly-owned except for one of the Australian subsidiaries, which is 60% owned by the Company, and a 49% interest in a Mexican subsidiary, which is accounted for at cost. All material intercompany balances and transactions, including profits on inventories, have been eliminated in consolidation.

    TRANSLATION OF FOREIGN CURRENCIES

    The accounts and transactions of subsidiaries located outside of the United States are translated into U.S. dollars at rates of exchange in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. The statements of operations are translated at the weighted average monthly rate. Foreign exchange translation adjustments are accumulated as a separate component of stockholders' equity while realized exchange gains or losses are included in income.

    INVENTORIES

    Inventories are valued at the lower of cost or market. For domestic crude bentonite, chromite sand, and leonardite stockpiles, which represent approximately 16% and 15% of total inventories in 1994 and 1993, respectively, cost is determined by the last-in, first-out method (LIFO). The excess of current cost over LIFO cost approximated $2,852 in 1994 and $2,785 in 1993. For all other inventories, cost is determined by the first-in, first-out (FIFO) or moving average methods.

    PROPERTY, PLANT, EQUIPMENT, AND MINERAL RIGHTS AND RESERVES

    Property, plant, equipment, and mineral rights and reserves are carried at cost. Depreciation is computed using the straight-line method for substantially all of the assets. Certain other assets, primarily field equipment are depreciated on the units-of-production method. Mineral rights and reserves are depleted using the units-of-production method.

    GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is being amortized on the straight-line method over periods of 25 to 40 years. Other intangibles, including trademarks and noncompete agreements, are amortized on the straight-line method over periods of two to ten years.

    INCOME TAXES

    The Company and its U.S. subsidiaries file a consolidated tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the year in which those temporary differences are expected to be recovered or settled.

    EXPLORATION COSTS AND ADVANCE MINING

    Exploration costs are expensed as incurred. Costs incurred in removing overburden and mining bentonite are capitalized as advance mining costs until the bentonite from such mining area is transported to the plant site, at which point the costs are included in crude bentonite stockpile inventory.

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEPVELOPMENT

    Research   and  development   costs,  included   in  general,   selling  and
administrative expenses, were approximately $2,353, $1,764, and $874 for the years ended December 31, 1994, 1993, and 1992.

    INTEREST INCOME

    Interest income, included in interest expense, net, was $718, $566 and $339 for the years ended December 31, 1994, 1993, and 1992.

    EARNINGS PER SHARE

    Earnings per share are computed by dividing net income by the weighted average of common shares outstanding after consideration of the dilutive effect of stock options outstanding at the end of each period. The weighted average number of common and common equivalent shares outstanding was 19,486,520 for 1994, 17,223,854 for 1993, and 16,480,644 for 1992.

    CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all highly-liquid investments with original maturities of three months or less as cash equivalents.

    RECLASSIFICATION

    Certain items in the  1993 and 1992  consolidated financial statements  have
been   reclassified  to  comply  with   the  consolidated  financial  statements
presentation for 1994.

(2) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
    The Company operates in four major industry segments minerals, absorbent polymers, environmental and transportation. The minerals segment mines, processes, and distributes clays and products with similar applications to various industrial and consumer markets. The absorbent polymer segment produces and distributes superabsorbent polymers primarily for use in consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long haul trucking business and a freight brokerage business which provide services to both the Company's plants and outside customers.

    Intersegment sales are insignificant. Operating profit is defined as sales and other income directly related to a segment's operations, less operating expenses, which do not include interest costs.

    Identifiable assets by segments are those assets used in the Company's operations in that segment. Corporate assets are primarily cash and cash equivalents, corporate leasehold improvements, and miscellaneous equipment.

    Export sales included in the United States were approximately $17,430, $12,206, and $10,538 for the years ended December 31, 1994, 1993, and 1992.

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)
    The following summaries set forth certain financial information by business segment and geographic area for the years ended December 31, 1994, 1993, and 1992.

                                                                      1994         1993         1992
                                                                   -----------  -----------  -----------
Business Segment:
  Revenues:
    Minerals.....................................................  $   154,490  $   129,879  $   115,666
    Absorbent polymer............................................       58,591       51,820       31,253
    Environmental................................................       30,726       20,108       19,005
    Transportation...............................................       21,636       17,344       16,745
                                                                   -----------  -----------  -----------
      Total......................................................  $   265,443  $   219,151  $   182,669
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
  Operating profit:
    Minerals.....................................................  $    19,645  $    12,305  $    14,022
    Absorbent polymer............................................        7,959       10,346        3,678
    Environmental................................................        1,780        2,784        2,654
    Transportation...............................................        1,025          697          663
    Corporate....................................................       (6,418)      (4,820)      (4,507)
                                                                   -----------  -----------  -----------
      Total......................................................  $    23,991  $    21,312  $    16,510
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
  Identifiable assets:
    Minerals.....................................................  $   125,936  $   102,709  $    91,399
    Absorbent polymer............................................       95,121       44,021       22,228
    Environmental................................................       28,570       11,937        8,882
    Transportation...............................................        1,242        1,311        1,670
    Corporate....................................................       10,178       21,199        2,615
                                                                   -----------  -----------  -----------
      Total......................................................  $   261,047  $   181,177  $   126,794
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
  Depreciation, depletion, and amortization:
    Minerals.....................................................  $     9,506  $     8,236  $     8,407
    Absorbent polymer............................................        3,476        1,940        1,761
    Environmental................................................          906          229          210
    Transportation...............................................           30           25           24
    Corporate....................................................          524          154          184
                                                                   -----------  -----------  -----------
      Total......................................................  $    14,442  $    10,584  $    10,586
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
  Capital expenditures:
    Minerals.....................................................  $    23,979  $    14,808  $     7,468
    Absorbent polymer............................................       44,606       15,465        2,518
    Environmental................................................       10,373        1,074          485
    Transportation...............................................           66           18           16
    Corporate....................................................        1,934        1,955          820
                                                                   -----------  -----------  -----------
      Total......................................................  $    80,958  $    33,320  $    11,307
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                                                      1994         1993         1992
                                                                   -----------  -----------  -----------
Geographic area:
  Sales to unaffiliated customers from:
    North America................................................  $   226,483  $   188,598  $   155,529
    Europe.......................................................       37,154       28,974       25,358
    Australia....................................................        1,806        1,579        1,782
                                                                   -----------  -----------  -----------
      Total......................................................  $   265,443  $   219,151  $   182,669
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
  Sales or transfers between geographic areas:
    North America................................................  $     4,086  $     1,962  $     2,469
    Europe.......................................................          103      --           --
    Australia....................................................      --           --           --
                                                                   -----------  -----------  -----------
      Total......................................................  $     4,189  $     1,962  $     2,469
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
  Operating profit from:
    North America................................................  $    22,639  $    19,059  $    14,098
    Europe.......................................................          972        2,055        1,996
    Australia....................................................          360          261          316
    Adjustments and eliminations.................................           20          (63)         100
                                                                   -----------  -----------  -----------
      Total......................................................  $    23,991  $    21,312  $    16,510
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
  Identifiable assets in:
    North America................................................  $   196,323  $   151,324  $   105,867
    Europe.......................................................       65,886       30,412       21,035
    Australia....................................................        1,582        1,276        1,365
    Adjustments and eliminations.................................       (2,744)      (1,835)      (1,473)
                                                                   -----------  -----------  -----------
      Total......................................................  $   261,047  $   181,177  $   126,794
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

(3) INVENTORIES
    Inventories consisted of:

                                                                                  1994       1993
                                                                                ---------  ---------
Crude stockpile inventories...................................................  $   6,536  $   3,628
In-process inventories........................................................     15,386     11,657
Other raw material, container, and supplies inventories.......................     15,528     11,503
                                                                                ---------  ---------
                                                                                $  37,450  $  26,788
                                                                                ---------  ---------
                                                                                ---------  ---------

    During 1994, 1993, and 1992 quantities in certain LIFO pools were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect on net income and earnings per share was insignificant in 1994 and 1993. The liquidation of certain LIFO inventory quantities in 1992 increased net income by approximately $123. The effect on earnings per share was an increase of $.01 in 1992.

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4) PROPERTY, PLANT, EQUIPMENT, AND MINERAL RIGHTS AND RESERVES
    Property, plant, equipment, and mineral rights and reserves consisted of the following:

                                                                           DECEMBER 31           DEPRECIATION/
                                                                     ------------------------   AMORTIZATION --
                                                                        1994         1993         ANNUAL RATES
                                                                     -----------  -----------  ------------------
Mineral rights and reserves........................................  $    10,358  $    10,563
Other land.........................................................        2,080        2,068
Buildings and improvements.........................................       40,773       28,537    2.2% to 20.0%
Machinery and equipment............................................      172,321      116,670    5.0% to 33.3%
                                                                     -----------  -----------
                                                                     $   225,532  $   157,838
                                                                     -----------  -----------
                                                                     -----------  -----------

    Depreciation and depletion were charged to income as follows:

                                                                                      1994       1993       1992
                                                                                    ---------  ---------  ---------
Depreciation expense..............................................................  $  13,045  $   9,086  $   8,765
Depletion expense.................................................................        588        515        814
                                                                                    ---------  ---------  ---------
                                                                                    $  13,633  $   9,601  $   9,579
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

(5) INCOME TAXES
    The components of the provision for domestic and foreign income tax expense for the years ended December 31, 1994, 1993 and 1992 consist of:

                                                                                   1994       1993       1992
                                                                                 ---------  ---------  ---------
Income before income taxes and minority interest in net income of subsidiary:
  Domestic.....................................................................  $  21,810  $  17,051  $  10,574
  Foreign......................................................................        393      1,699      2,127
                                                                                 ---------  ---------  ---------
                                                                                 $  22,203  $  18,750  $  12,701
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

Provision for income taxes:
  Domestic Federal
    Current....................................................................  $   5,416  $   4,037  $   2,170
    Deferred...................................................................       (370)       (34)       483
  Domestic State
    Current....................................................................      1,548        788        610
    Deferred...................................................................        (38)       (62)       (67)
  Foreign
    Current....................................................................        911        985      1,007
    Deferred...................................................................       (639)      (147)       (98)
                                                                                 ---------  ---------  ---------
                                                                                 $   6,828  $   5,567  $   4,105
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) INCOME TAXES (CONTINUED)
    The components of the deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

                                                                                             1994       1993
                                                                                           ---------  ---------
Deferred tax assets:
  Accounts receivable, due to allowance for doubtful accounts............................  $     434  $     656
  Inventories, due to additional costs inventoried for tax purposes pursuant to the Tax
   Reform Act of 1986 and reserve for obsolete inventories...............................      1,044        820
  Other..................................................................................      6,018      2,704
                                                                                           ---------  ---------
  Total deferred tax assets..............................................................      7,496      4,180
                                                                                           ---------  ---------
Deferred tax liabilities:
  Plant and equipment, due to differences in depreciation................................     (6,942)    (4,619)
  Land and mineral reserves, due to differences in depletion.............................     (2,389)    (2,454)
  Other..................................................................................        (25)       (14)
                                                                                           ---------  ---------
    Total deferred tax liabilities.......................................................     (9,356)    (7,087)
                                                                                           ---------  ---------
    Net deferred tax liability...........................................................  $  (1,860) $  (2,907)
                                                                                           ---------  ---------
                                                                                           ---------  ---------

    The following analysis reconciles the statutory Federal income tax rate to the effective tax rates:

                                              1994                    1993                    1992
                                     ----------------------  ----------------------  ----------------------
                                                PERCENT OF              PERCENT OF              PERCENT OF
                                                  PRETAX                  PRETAX                  PRETAX
                                      AMOUNT      INCOME      AMOUNT      INCOME      AMOUNT      INCOME
                                     ---------  -----------  ---------  -----------  ---------  -----------
Domestic and foreign taxes on
 income at United States statutory
 rate..............................  $   7,771        35.0%  $   6,563        35.0%  $   4,318        34.0%
Increase (decrease) in taxes
 resulting from:
  Percentage depletion.............       (781)       (3.5)       (690)       (3.7)       (786)       (6.2)
  State taxes......................      1,510         6.8         726         3.9         543         4.3
  Other............................     (1,672)       (7.5)     (1,032)       (5.5)         30         0.2
                                     ---------       -----   ---------       -----   ---------       -----
                                     $   6,828        30.8%  $   5,567        29.7%  $   4,105        32.3%
                                     ---------       -----   ---------       -----   ---------       -----
                                     ---------       -----   ---------       -----   ---------       -----

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) LONG-TERM DEBT
    Long-term debt consisted of the following:

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  1994       1993
                                                                                ---------  ---------
Short-term debt supported by revolving credit agreement.......................  $   7,982  $  --
Term note, at 9.68% (Series D)................................................     14,280     17,140
Term note, at 7.36% (Series A)................................................     25,000     --
Term note, at 7.83% (Series B)................................................     10,000     --
Term note, at 8.10% (Series C)................................................     15,000     --
Industrial Revenue Bond, at 68% of prime......................................      1,283      1,517
Other notes payable, at 0% to 10%.............................................        545        262
                                                                                ---------  ---------
                                                                                   74,090     18,919
Less current portion..........................................................      3,334      3,121
                                                                                ---------  ---------
                                                                                $  70,756  $  15,798
                                                                                ---------  ---------
                                                                                ---------  ---------

    The Company has a committed $50,000 revolving credit agreement which matures October 4, 1997, with an option to extend for three one-year periods. As of December 31, 1994, there was $42,018 available in unused lines of credit. The revolving credit note is a multi-currency agreement which allows the Company to borrow at various interest rates including, but not limited to, prime and an adjusted LIBOR rate plus .375% to .75% depending upon debt to capitalization ratios and the amount of the credit line used.

    The Industrial Revenue Bond outstanding at December 31, 1994 is payable in equal semi-annual installments of $117 until the year 2000. The Aberdeen, Mississippi bentonite operations of the Company are pledged as collateral. The carrying value of the pledged assets at December 31, 1994 was $2,376.

    Maturities of long-term debt at December 31, 1994 are as follows:

                                                  1995       1996       1997       1998       1999     THEREAFTER
                                                ---------  ---------  ---------  ---------  ---------  -----------
Short-term debt supported by revolving credit
 agreement....................................  $  --      $  --      $   7,982  $  --      $  --       $  --
Term note, at 9.68% (Series D)................      2,860      2,860      2,860      2,860      2,840      --
Term note, at 7.36% (Series A)................     --         --          4,000      9,500     11,500      --
Term note, at 7.83% (Series B)................     --         --         --         --         --          10,000
Term note, at 8.10% (Series C)................     --         --         --         --         --          15,000
Industrial Revenue Bond, at 68% of prime......        234        233        233        233        233         117
Other notes payable, at 0% to 10%.............        240         83         86         40         45          51
                                                ---------  ---------  ---------  ---------  ---------  -----------
                                                $   3,334  $   3,176  $  15,161  $  12,633  $  14,618   $  25,168
                                                ---------  ---------  ---------  ---------  ---------  -----------
                                                ---------  ---------  ---------  ---------  ---------  -----------

    The estimated fair value of the term notes at December 31, 1994 was $62,000 based on discounting future cash payments at current market interest rates for loans with similar terms and maturities while the carrying value for these term notes was $64,280.

    All loan agreements include covenants which require the maintenance of specific minimum amounts of working capital, tangible net worth and financial ratios and limit additional borrowings and guarantees. The Company is not required to maintain a compensating balance.

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) FINANCIAL INSTRUMENTS
    The Company has approved the use of derivative instruments, principally interest rate swaps, forward contracts and options, in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with its committed exposures.

    Realized and unrealized foreign exchange gains and losses are recognized and offset against foreign exchange gains or losses on the underlying exposures. The interest differential paid or received on swap agreements is recognized as an adjustment to interest expense.

    At December 31, 1994, the Company had a swap agreement that effectively converted the interest on $25,000 of its Term Note borrowings from fixed to floating interest rates. This swap agreement, entered in October 1994, resulted in a $35 interest expense reduction in 1994. The Company also has $2,000 of forward exchange contacts outstanding as of December 31, 1994.

(8) LEASES
    The Company leases certain railroad cars, trailers, computer software, office equipment, and office and plant facilities. Total rent expense under operating lease agreements was approximately $1,920, $1,721, and $1,324 in 1994, 1993, and 1992, respectively. Rent expense on railroad cars is offset by mileage earnings paid by the railroads of approximately $124, $137, and $142 in 1994, 1993, and 1992, respectively.

    Railroad cars and computer software under capital leases are included in property, plant and equipment as follows:

                                                                                      DECEMBER 31,
                                                                                  --------------------
                                                                                    1994       1993
                                                                                  ---------  ---------
Railroad cars and computer software.............................................  $   1,768  $   1,347
  Less accumulated amortization.................................................      1,139        954
                                                                                  ---------  ---------
                                                                                  $     629  $     393
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    The following is a schedule of future minimum lease payments for the capital leases and for operating leases (with initial terms in excess of one year) as of December 31, 1994:

                                                                                     OPERATING LEASES
                                                                  CAPITAL    ---------------------------------
                                                                  LEASES     DOMESTIC     FOREIGN      TOTAL
                                                                -----------  ---------  -----------  ---------
Year ending December 31:
  1995........................................................   $     226   $   3,116   $     104   $   3,220
  1996........................................................         237       2,347          83       2,430
  1997........................................................         237       1,318          56       1,374
  1998........................................................         170       1,001          41       1,042
  1999........................................................         114         983          28       1,011
  Thereafter..................................................      --           1,701          52       1,753
                                                                     -----   ---------       -----   ---------
Total minimum lease payments..................................   $     984   $  10,466   $     364   $  10,830
                                                                             ---------       -----   ---------
                                                                             ---------       -----   ---------
Less amount representing interest.............................         109
                                                                     -----
Present value of net minimum lease payments...................   $     875
                                                                     -----
                                                                     -----

(9) EMPLOYEE BENEFIT PLANS
    The Company has noncontributory pension plans covering substantially all of its domestic employees. The Company's funding policy is to contribute annually the maximum amount calculated

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
using the actuarially determined entry age normal method that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future. The Plan is fully funded for tax purposes.

    Pension cost in 1994, 1993, and 1992 was comprised of:

                                                                            1994       1993       1992
                                                                          ---------  ---------  ---------
Service cost............................................................  $     996  $     746  $     573
Interest cost...........................................................        964        834        748
Actual return on plan assets............................................      1,354       (995)    (1,283)
Net amortization and deferral...........................................     (2,863)      (134)       214
                                                                          ---------  ---------  ---------
Net periodic pension cost...............................................  $     451  $     451  $     252
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    The following table summarizes the funded status and amounts recognized in the Company's balance sheet at December 31, 1994 and 1993:

                                                                                              1994        1993
                                                                                           ----------  ----------
Actuarial present value of benefit obligations-accumulated benefit obligation, including
 vested benefits of $8,835 in 1994 and $8,893 in 1993....................................  $    9,522  $    9,584
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Projected benefit obligation.............................................................  $  (13,942) $  (14,033)
Plan assets at fair value................................................................      15,321      17,133
                                                                                           ----------  ----------
Projected benefit obligation less than plan assets.......................................       1,379       3,100
Unrecognized net (gain) loss.............................................................      (1,049)     (2,183)
Unrecognized net obligation at January 1, 1986, being amortized over a period from 19-21
 years...................................................................................      (1,457)     (1,593)
                                                                                           ----------  ----------
Pension liability included in accrued liabilities........................................  $   (1,127) $     (676)
                                                                                           ----------  ----------
                                                                                           ----------  ----------

    The Company's pension benefit plan was valued as of October 1, 1994 and 1993, respectively. Approximately 89% of the plan assets are invested in common stocks, corporate bonds and notes, and guaranteed income contracts purchased from insurance companies. The remainder of the plan assets are invested in cash and a real estate trust.

    The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.0% in 1994 and 7.0% in 1993, while the rate of increase in future compensation levels was 6.0% in 1994 and 1993. The expected long-term rate of return on plan assets was 9.0% in 1994 and 8.0% in 1993.

    The Company also has a savings plan for its domestic personnel. The Company has contributed an amount equal to an employee's contribution up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $963 in 1994, $854 in 1993, and $676 in 1992.

    The foreign pension plans, not subject to ERISA, are funded using individual annuity contracts and therefore, are not included in the information noted above.

(10) STOCKHOLDERS' EQUITY
    On August 23, 1993, the Board of Directors authorized up to 2,500,000 shares of common stock, $.01 par value per share, to be offered and sold pursuant to a public offering. The public offering was

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(10) STOCKHOLDERS' EQUITY (CONTINUED)
completed on October 27, 1993. The par value for these additional shares was increased by $25 and additional paid-in capital was increased by $58,808, the total of which represents the net proceeds from the sale of 2,500,000 shares of common stock.

    On May 10, 1993, the stockholders of American Colloid Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 12 million to 50 million. The stockholders also approved an amendment to change the par value of the common stock from $1.00 per share to $0.01 per share. Additional paid-in capital was increased and common stock reduced by $9,328 for the change in the par value of the common stock.

    On May 10, 1993, the Board of Directors declared a two-for-one stock split effected in the nature of a stock dividend to stockholders of record on June 8, 1993, which was paid June 23, 1993. The par value of these additional shares was capitalized by a transfer of $94 from retained earnings to common stock.

    On November 12, 1992, the Board of Directors declared a three-for-two stock split effected in the nature of a stock dividend to stockholders of record on December 5, 1992, which was paid January 4, 1993. The par value of these additional shares was capitalized by a transfer of $3,141 from retained earnings to common stock.

    All current and prior year common share and per share disclosures have been restated to reflect the stock dividends.

(11) STOCK OPTION PLANS

    1983 INCENTIVE STOCK OPTION PLAN

    The Company reserved 1,800,000 shares of its common stock for issuance of incentive stock options to its officers and key employees. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value at the time of grant. Options awarded under the plan vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested. Options are exercisable as they vest and expire ten years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.

    This plan expired during 1993, though options which were granted prior to its expiration continue to be valid until the individual option grants expire.

                                                                                              OPTION PRICE PER
                                                          1994        1993         1992            SHARE
                                                       ----------  -----------  -----------  ------------------
Options outstanding at January 1.....................     990,667    1,123,076    1,148,344  $   2.00 to $11.75
Granted..............................................           0      254,540      159,990  $   3.92 to $11.75
Exercised............................................    (113,756)    (363,840)    (154,444) $   2.00 to $11.75
Cancelled............................................      (2,940)     (23,109)     (30,814) $   2.92 to $11.75
                                                       ----------  -----------  -----------
Options outstanding at December 31...................     873,971      990,667    1,123,076  $   2.00 to $11.75
                                                       ----------  -----------  -----------
                                                       ----------  -----------  -----------
Shares exercisable at December 31....................     471,225      374,876      563,662
                                                       ----------  -----------  -----------
                                                       ----------  -----------  -----------
Shares available for future grant at December 31.....           0            0      290,914
                                                       ----------  -----------  -----------
                                                       ----------  -----------  -----------

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) STOCK OPTION PLANS (CONTINUED)
    1993 STOCK PLAN

    The Company reserved 840,000 shares of its common stock for issuance to its officers and key employees in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. To date, only incentive stock options have been awarded. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value at the time of grant. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Option Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire ten years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.

                                                                                               OPTION PRICE PER
                                                                         1994       1993            SHARE
                                                                       ---------  ---------  --------------------
Options outstanding at January 1.....................................     84,150          0                $20.50
Granted..............................................................    117,045     84,150  $    17.75 to $20.50
Exercised............................................................          0          0                $ 0.00
Cancelled............................................................     (2,220)         0                $17.75
                                                                       ---------  ---------
Options outstanding at December 31...................................    198,975     84,150  $    17.75 to $20.50
                                                                       ---------  ---------
                                                                       ---------  ---------
Shares exercisable at December 31....................................          0          0
                                                                       ---------  ---------
                                                                       ---------  ---------
Shares available for future grant at December 31.....................    641,025    755,850
                                                                       ---------  ---------
                                                                       ---------  ---------

    1987 NONQUALIFIED STOCK OPTION PLAN

    The Company reserved 340,000 shares of its common stock for issuance of nonqualified stock options to outside officers and directors, as well as key employees. The stock options are exercisable at a price per share which may be no less than the fair market value at the time of grant according to the vesting provisions of the plan. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until fully vested. Options are exercisable as they vest and expire ten years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.

                                                                                              OPTION PRICE PER
                                                             1994       1993       1992            SHARE
                                                           ---------  ---------  ---------  --------------------
Options outstanding at January 1.........................    144,400    162,000    180,000  $     2.92 to $13.25
Granted..................................................      2,256      4,000          0  $    13.25 to $17.75
Exercised................................................     (6,000)   (21,600)   (18,000)               $ 2.92
Cancelled................................................          0          0          0                $ 0.00
                                                           ---------  ---------  ---------
Options outstanding at December 31.......................    140,656    144,400    162,000  $     2.92 to $17.75
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
Shares exercisable at December 31........................    123,284    116,240    109,200
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------
Shares available for future grant at December 31.........    153,744    156,000          0
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) ACCRUED LIABILITIES

                                                                              1994     1993
                                                                             -------  -------
Estimated accrued severance taxes..........................................  $ 1,410  $ 1,188
Accrued employee benefits..................................................    1,246      904
Accrued vacation pay.......................................................    1,172    1,045
Accrued dividends..........................................................    1,140      931
Accrued bonus..............................................................      575    1,287
Accrued commissions........................................................    1,125      607
Other......................................................................    6,262    4,836
                                                                             -------  -------
                                                                             $12,930  $10,798
                                                                             -------  -------
                                                                             -------  -------

(13) QUARTERLY RESULTS (UNAUDITED)
    Unaudited summarized results for each quarter in 1994 and 1993 are as follows:

                                                                                        1994 QUARTER
                                                                             ----------------------------------
                                                                              FIRST   SECOND    THIRD   FOURTH
                                                                             -------  -------  -------  -------
Minerals...................................................................  $37,020  $37,756  $39,217  $40,497
Absorbent Polymers.........................................................   12,205   14,137   16,084   16,165
Environmental..............................................................    3,942    6,997   11,016    8,771
Transportation.............................................................    4,679    5,122    5,658    6,177
                                                                             -------  -------  -------  -------
Net Sales..................................................................  $57,846  $64,012  $71,975  $71,610
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------
Minerals...................................................................  $ 6,882  $ 7,549  $ 7,854  $10,992
Absorbent Polymers.........................................................    3,160    3,444    4,502    4,160
Environmental..............................................................    1,288    1,584    3,441    2,016
Transportation.............................................................      587      665      698      665
                                                                             -------  -------  -------  -------
Gross Profit...............................................................  $11,917  $13,242  $16,495  $17,833
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------
Minerals...................................................................  $ 3,593  $ 3,962  $ 4,335  $ 7,755
Absorbent Polymers.........................................................    1,507    1,697    2,469    2,286
Environmental..............................................................      159      205    1,570     (154)
Transportation.............................................................      222      268      304      231
Corporate..................................................................   (1,428)  (1,444)  (1,766)  (1,780)
                                                                             -------  -------  -------  -------
Operating Profit...........................................................  $ 4,053  $ 4,688  $ 6,912  $ 8,338
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------
Net Income.................................................................  $ 2,490  $ 3,353  $ 4,238  $ 5,202
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------
Earnings per common and common equivalent share:...........................  $  0.13  $  0.17  $  0.22  $  0.26
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(13) QUARTERLY RESULTS (UNAUDITED) (CONTINUED)

                                                                                        1993 QUARTER
                                                                             ----------------------------------
                                                                              FIRST   SECOND    THIRD   FOURTH
                                                                             -------  -------  -------  -------
Minerals...................................................................  $30,667  $32,470  $31,777  $34,965
Absorbent Polymers.........................................................   11,299   13,188   14,149   13,184
Environmental..............................................................    3,136    5,369    6,245    5,358
Transportation.............................................................    3,844    4,221    4,796    4,483
                                                                             -------  -------  -------  -------
Net Sales..................................................................  $48,946  $55,248  $56,967  $57,990
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------
Minerals...................................................................  $ 5,918  $ 6,256  $ 6,539  $ 6,245
Absorbent Polymers.........................................................    2,940    3,718    4,501    4,534
Environmental..............................................................    1,250    1,954    1,980    1,987
Transportation.............................................................      457      507      552      505
                                                                             -------  -------  -------  -------
Gross Profit...............................................................  $10,565  $12,435  $13,572  $13,271
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------
Minerals...................................................................  $ 2,933  $ 2,935  $ 3,417  $ 3,020
Absorbent Polymers.........................................................    1,900    2,415    3,084    2,947
Environmental..............................................................      151      824      891      918
Transportation.............................................................      149      196      212      140
Corporate..................................................................   (1,201)  (1,351)  (1,285)    (983)
                                                                             -------  -------  -------  -------
Operating Profit...........................................................  $ 3,932  $ 5,019  $ 6,319  $ 6,042
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------
Net Income.................................................................  $ 2,160  $ 2,870  $ 3,859  $ 4,231
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------
Earnings per common and common equivalent share:...........................  $  0.13  $  0.17  $  0.23  $  0.23
                                                                             -------  -------  -------  -------
                                                                             -------  -------  -------  -------

                   AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                                  ADDITIONS
                                                                         ----------------------------
                                                                                         CHARGED TO
                                                            BALANCE AT    CHARGED TO        OTHER       OTHER CHARGES
                                                             BEGINNING     COSTS AND       ACCOUNT       ADD(DEDUCT)     BALANCE AT
  YEAR                       DESCRIPTION                      OF YEAR      EXPENSES       DESCRIBE         DESCRIBE      END OF YEAR
---------  -----------------------------------------------  -----------  -------------  -------------  ----------------  -----------
1994.....  Allowance for doubtful accounts                   $   1,836     $     978      $  --        $  (1,478)(1)(2)   $   1,336
                                                            -----------        -----          -----      -------         -----------
                                                            -----------        -----          -----      -------         -----------
1993.....  Allowance for doubtful accounts                   $   1,262     $     703      $  --        $    (129)(1)      $   1,836
                                                            -----------        -----          -----      -------         -----------
                                                            -----------        -----          -----      -------         -----------
1992.....  Allowance for doubtful accounts                   $     666     $     876      $  --        $    (280)(1)      $   1,262
                                                            -----------        -----          -----      -------         -----------
                                                            -----------        -----          -----      -------         -----------

------------------------
(1)  Bad debts written off.

(2) During 1994 the Company acquired Aquatec and Hydron which included allowance for doubtful accounts of $60 and $15 respectively.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1995

                                          AMERICAN COLLOID COMPANY

                                          By: _________/s/__JOHN HUGHES_________
                                                         John Hughes
                                             President; Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               /s/JOHN HUGHES                                March 24, 1995
                John Hughes
   President; Chief Executive Officer and
                  Director

             /s/PAUL G. SHELTON                              March 24, 1995
              Paul G. Shelton
  Senior Vice President -- Chief Financial
       Officer; Treasurer and Director

           /s/MICHAEL C. LAPINSKI                            March 24, 1995
            Michael C. Lapinski
 Controller -- Principal Accounting Officer

              /s/C. EUGENE RAY                               March 24, 1995
               C. Eugene Ray
      Director; Chairman of the Board

            /s/WILLIAM D. WEAVER                             March 24, 1995
             William D. Weaver
       Director; Officer of the Board

              /s/ROY H. HARRIS                               March 24, 1995
               Roy H. Harris
       Director; Officer of the Board

           /s/ROBERT C. HUMPHREY                             March 24, 1995
             Robert C. Humphrey
                  Director

         /s/ROBERT E. DRISCOLL, III                          March 24, 1995
          Robert E. Driscoll, III
                  Director

             /s/RAYMOND A. FOOS                              March 24, 1995
              Raymond A. Foos
                  Director

           /s/CLARENCE O. REDMAN                             March 24, 1995
             Clarence O. Redman
                  Director

              /s/ARTHUR BROWN                                March 24, 1995
                Arthur Brown
                  Director

            /s/EVERETT P. WEAVER                             March 24, 1995
             Everett P. Weaver
       Director; Officer of the Board

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
------
   3.1    Restated Certificate of Incorporation of the Company (5)
   3.2    Bylaws of the Company (1)
   4      Article Fourth of the Company's Restated Certificate of Incorporation
           (5)
  10.1    American Colloid Company 1983 Incentive Stock Option Plan (1); as
           amended (3)*
  10.2    American Colloid Company Pension Plan (3)*
  10.3    American Colloid Company Salaried Employees' Savings Plan and Trust
           (1); as amended (4)*
  10.4    Executive Medical Reimbursement Plan (1)*
  10.5    Lease Agreement for office space dated September 29, 1986 between the
           Company and American National Bank and Trust Company of Chicago (1)
           Amendment filed herewith
  10.6    American Colloid Company 1987 Non-Qualified Stock Option Plan (2); as
           amended (6)*
  10.7    Change in Control Agreement dated April 1, 1994 by and between
           Registrant and John Hughes (6)*
  10.8    Change in Control Agreement dated April 1, 1994 by and between
           Registrant and Paul G. Shelton (6)*
  10.9    Change in Control Agreement dated December 15, 1992 by and between
           Registrant and Robert C. Steele (4)*
  10.10   Change in Control Agreement dated December 21, 1992 by and between
           Lawrence E. Washow (4)*
  10.11   Change in Control Agreement dated December 15, 1992 by and between
           Registrant and Roger P. Palmer (4)*
  10.12   Change in Control Agreement dated January 24, 1994 by and between
           Registrant and Peter L. Maul (6)*
  10.13   American Colloid Company Dividend Reinvestment and Stock Purchase Plan
           (4); as amended (6)*
  10.14   American Colloid Company 1993 Stock Plan (6)*
  10.15   Credit Agreement by and among American Colloid Company and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle
           National Bank and the Northern Trust Company dated October 4, 1994 (7)
  10.16   Note Agreement dated October 1, 1994 between American Colloid Company and Principal Mutual Life Insurance Company (7)
  21      Subsidiaries of the Company
  23      Consent of Independent Public Accountants
  27      Financial Data Schedule

------------------------
(1) Exhibit is Incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on December 31, 1988.
(3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on December 31, 1989.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on form 10-K pursuant to Item 14(c) of Form 10-K.