Form 10-Q
period 1995-03-31
AMERICAN COLLOID CO
filed 1995-05-03
CIK 813621

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               -----------------------------------------------
or

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to _____________________

Commission file number  0-15661
                      ---------------------------------------------------------

                            AMERICAN COLLOID COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      36-0724340
- -------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

  1500 West Shure Drive, Suite 500, Arlington Heights, Illinois   60004-7803
- -------------------------------------------------------------------------------
             (Address of principal executive offices)              (Zip Code)

                              (708) 392-4600
- -------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at April 21, 1995
- -----------------------------------       -------------------------------------
   (Common stock, $.01 par value)                      19,144,715

                            AMERICAN COLLOID COMPANY

                                     INDEX


                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1      Financial Statements

            Condensed Consolidated Balance Sheet -
            March 31, 1995 and December 31, 1994                           1

            Condensed Consolidated Statement of Operations -
            three months ended March 31, 1995 and 1994                     2

            Condensed Consolidated Statement of Cash Flows -
            three months ended March 31, 1995 and 1994                     3

            Notes to Condensed Consolidated Financial Statements           4


Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            5

PART II - OTHER INFORMATION
- ---------------------------

Item 6      Exhibits and Reports on Form 8-K                              10

                        Part I - FINANCIAL INFORMATION
                  AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                               (IN THOUSANDS)


                                    ASSETS
                                                       MARCH 31,     DECEMBER 31,
                                                         1995          1994*
                                                      ----------     ------------
Current assets:
    Cash and cash equivalents                             $3,326          $10,389
    Accounts receivable                                   56,399           50,908
    Inventories                                           38,371           37,450
    Advance mining                                         2,250            2,363
    Prepaid expenses                                       1,861            2,213
    Current deferred tax asset                             2,526            2,516
                                                      ----------     ------------
        Total current assets                             104,733          105,839
                                                      ----------     ------------
Property, plant, equipment and mineral reserves          252,158          225,532
   Less accumulated depreciation                          88,370           84,112
                                                      ----------     ------------
                                                         163,788          141,420
                                                      ----------     ------------
Intangible assets                                          9,060            9,208
                                                      ----------     ------------
Other long-term assets                                     4,440            4,580
                                                      ----------     ------------
                                                        $282,021         $261,047
                                                      ----------     ------------
                                                      ----------     ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of debt         $3,334           $3,507
     Accounts payable                                     16,918           19,373
     Accrued income taxes                                  2,482              807
     Accrued liabilities                                  14,460           12,930
                                                      ----------     ------------
        Total current liabilities                         37,194           36,617
                                                      ----------     ------------
Long-term debt                                            85,855           71,458
                                                      ----------     ------------
Deferred credits and minority interest                    11,593           11,653
                                                      ----------     ------------
Stockholders' equity:
     Common stock                                            213              213
     Additional paid-in capital                           74,626           74,279
     Foreign currency translation adjustment               1,182           (1,865)
     Retained earnings                                    74,645           72,157
     Treasury stock                                       (3,287)          (3,465)
                                                      ----------     ------------
                                                         147,379          141,319
                                                      ----------     ------------
                                                        $282,021         $261,047
                                                      ----------     ------------
                                                      ----------     ------------


                      *Condensed from audited financial statements.

               The accompanying notes are an integral part of these
                       condensed financial statements

                    AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
           (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -----------------------
                                                        1995           1995
                                                    ----------    ----------
Net sales                                              $78,750       $57,846
Cost of sales                                           61,374        45,929
                                                    ----------    ----------
   Gross profit                                         17,376        11,917
General, selling and administrative expenses            10,818         7,864
                                                    ----------    ----------
   Operating profit                                      6,558         4,053
                                                    ----------    ----------
Other income (expense):
   Interest expense, net                                (1,068)         (344)
   Other income, net                                       142            77
                                                    ----------    ----------
                                                          (926)         (267)
                                                    ----------    ----------
   Income before income taxes and
    minority interest                                    5,632         3,786
Income taxes                                             1,975         1,271
                                                    ----------    ----------
   Income before minority interest                       3,657         2,515
Net income of minority interest                            (26)          (25)
                                                    ----------    ----------
   Net income                                           $3,631        $2,490
                                                    ----------    ----------
                                                    ----------    ----------
Weighted average common and common
 equivalent shares                                  19,589,537    19,444,476
                                                    ----------    ----------
Earnings per share                                        $.19          $.13
                                                    ----------    ----------
                                                    ----------    ----------
Dividends declared per share                              $.06          $.06
                                                    ----------    ----------
                                                    ----------    ----------



            The accompanying notes are an integral part of these
                     condensed financial statements.

              AMERICAN COLLOID COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)
                           (IN THOUSANDS)



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ----------------------
                                                         1995            1994
                                                       -------        -------
Cash flow from operating activities:

  Net income                                           $ 3,631        $ 2,490

  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation, depletion, and amortization           4,385          3,055
     Other                                                 232            150
     (Increase)/decrease in current assets              (6,318)        (3,335)
     Increase/(decrease) in current liabilities            750         (2,687)
                                                       -------        -------
     Net cash provided by (used in) operations           2,680           (327)
                                                       -------        -------
Cash flow from investing activities:
  Acquisition of land, mineral reserves,
   depreciable and intangible assets                   (25,060)       (25,149)
  Other                                                  1,713           (178)
                                                       -------        -------
     Net cash used in investing activities             (23,347)       (25,327)
                                                       -------        -------
Cash flow from financing activities:
  Net change in outstanding debt                        14,224          9,920
  Dividends paid                                        (1,145)        (1,120)
  Other                                                    525            135
                                                       -------        -------
     Net cash provided by  financing activities         13,604          8,935
                                                       -------        -------
Net (decrease) in cash and cash equivalents             (7,063)       (16,719)
Cash and cash equivalents at
 beginning of period                                    10,389         20,502
                                                       -------        -------
Cash and cash equivalents at end of period             $ 3,326        $ 3,783
                                                       -------        -------
                                                       -------        -------
Supplemental Disclosure of Cash Flows
 Information (In thousands)
Actual cash paid for:
  Interest                                             $   279        $    90
                                                       -------        -------
                                                       -------        -------
  Income taxes                                         $   497        $   822
                                                       -------        -------
                                                       -------        -------



            The accompanying notes are an integral part of these
                     condensed financial statements.

                 AMERICAN COLLOID COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                               (IN THOUSANDS)

NOTE 1:  BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1994, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1994, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1994. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1994 Form 10-K which accompanies the 1994 Corporate Report.

     The results of operations for the three month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

     Certain items in the 1994 consolidated financial statements have been reclassified to comply with the consolidated financial statements presentation for 1995.

NOTE 2:  INVENTORIES

     Inventories at March 31, 1995 have been valued using the same methods as at December 31, 1994. LIFO inventory values have been calculated based upon anticipated ending inventory levels at December 31, 1995, and anticipated mining costs for fiscal year 1995. The composition of inventories at March 31, 1995 and December 31, 1994, was as follows:


                                                       MARCH 31,  DECEMBER 31,
                                                         1995         1994
                                                       --------     --------
Crude stockpile and in-process inventories              $22,146      $21,922

Other raw material, container and
 supplies inventories                                   $16,225      $15,528
                                                       --------     --------

     Other                                              $38,371      $37,450
                                                       --------     --------
                                                       --------     --------



NOTE 3:  EARNINGS PER SHARE

     Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding and the dilutive effect of stock options outstanding at the end of each period.

                    AMERICAN COLLOID COMPANY AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 1995 VS. 1994

     Net sales increased by $20.9 million, or 36.1%, while gross profits and operating profits increased by $5.5 million, or 45.8%, and $2.5 million, or 61.8%, respectively. Net interest expense increased by $.7 million, or 210.5%, as March 31, 1995 debt (both long and short-term) increased by $58.1 million, or 186.9%, over the prior year quarter. Also, approximately $.4 million of interest related to plant expansion was capitalized in the 1995 quarter compared with $.1 million in the 1994 period. Other income included a government grant for the U.K. polymer expansion, which more than offset the provision for settlement of outstanding litigation. Earnings per share were $.19 per share for the 1995 quarter compared with $.13 for the prior year.

     A brief discussion by business segment follows:

                                                            QUARTER ENDED MARCH 31,
                                   ----------------------------------------------------------------
                                          1995                  1994               1995 VS. 1994
                                   -----------------     ------------------      ------------------

MINERALS                                                  (DOLLARS IN THOUSANDS) $ CHANGE  % CHANGE
- --------                                                                          --------- --------

Net sales                          $39,097    100.0%     $37,020      100.0%      $2,077     5.6%
Cost of  sales                      31,070     79.5%      30,138       81.4%
                                   -------   ------      -------      -----
   Gross profit                      8,027     20.5%       6,882       18.6%       1,145    16.6%
General, selling and
 administrative expenses             4,236     10.8%       3,289        8.9%         947    28.8%
                                   -------   ------      -------      -----
   Operating profit                  3,791      9.7%       3,593        9.7%         198     5.5%






      Sales increased by $2.1 million, or 5.6%, over the prior year period. Continued strength in the durable goods sector, primarily metalcasting, and further growth in cat litter provided much of the volume growth in the minerals segment. The dollar was weaker in 1995 than in 1994, resulting in higher translation rates for U.K. sales. The difference accounted for approximately 20% of the sales increase. Price increases in certain markets accounted for the gross profit margin improvement. The increase in general, selling and administrative expenses was primarily related to increased research activities and a more precise split of costs shared with corporate, such as management information systems and corporate office support functions.

                  AMERICAN COLLOID COMPANY AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                                (CONTINUED)



                                                       QUARTER ENDED MARCH 31,
                              ---------------------------------------------------------------------
                                      1995                     1994               1995 VS. 1994
                              -------------------    ----------------------   ---------------------
ABSORBENT POLYMERS                                   (DOLLARS IN THOUSANDS)   $ CHANGE    % CHANGE
- -------------------                                                           ---------   ---------

Net sales                      $26,480     100.0%      $12,205     100.0%       $14,275      117.0%
Cost of  sales                  20,302      76.7%        9,045      74.1%
                               -------    ------       -------    ------
   Gross profit                  6,178      23.3%        3,160      25.9%         3,018       95.5%

General, selling and
  administrative expenses        2,094       7.9%        1,653      13.5%           441       26.7%
                               -------    ------       -------    ------

   Operating profit              4,084      15.4%        1,507      12.4%         2,577      171.0%



     Revenues increased by $14.3 million, or 117.0% over the prior year as sales volume increased by 122.4%. The weaker U.S. dollar resulted in higher translation rates for U.K. sales, accounting for approximately 7% of the segment sales increase. Gross profit margins declined by 260 basis points, as raw material costs increased and selling prices declined from the prior year. Raw material costs are expected to rise again in the second quarter of 1995. It is anticipated that raw material costs will be stable or declining in the third and fourth quarters of 1995.

     Plant expansion in the U.S. continues. An additional 30,000 metric tons of capacity is scheduled to be available in the third quarter of 1995. The current worldwide capacity for the Company is 80,000 metric tons, which will increase to 110,000 metric tons with the completion of the U.S. expansion.

                    AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


                                                       QUARTER ENDED MARCH 31,
                              ---------------------------------------------------------------------
                                      1995                     1994               1995 VS. 1994
                              -------------------    ----------------------   ---------------------
ENVIRONMENTAL                                        (DOLLARS IN THOUSANDS)   $ CHANGE    % CHANGE
- -------------------                                                           ---------   ---------

Net sales                      $ 7,925     100.0%     $ 3,942     100.0%        $ 3,983     101.0%
Cost of  sales                   5,397      68.1%       2,654      67.3%
                                ------     -----      -------     -----
   Gross profit                  2,528      31.9%       1,288      32.7%          1,240      96.3%

General, selling and
 administrative expenses         2,519      31.8%       1,129      28.7%          1,390     123.1%
                                ------     -----       ------     -----

   Operating profit                  9       0.1%         159       4.0%           (150)    -94.3%



     Sales increased by $4.0 million, or 101.0%, over the prior year period. Sales from businesses acquired during the second and third quarters of 1994 accounted for approximately 45% of the increase. Strong sales of products to the construction industry (both domestic and international) also contributed to the increase. General, selling and administrative expenses increased by $1.4 million, or 123.1%. The acquired businesses accounted for approximately 41%, with additional sales and research staff and infrastructure costs accounting for the balance of the increase.


                                                       QUARTER ENDED MARCH 31,
                              ---------------------------------------------------------------------
                                      1995                     1994               1995 VS. 1994
                              -------------------    ----------------------   ---------------------
TRANSPORTATION                                       (DOLLARS IN THOUSANDS)   $ CHANGE    % CHANGE
- -------------------                                                           ---------   ---------

Net sales                      $ 5,248   100.0%       $ 4,679      100.0%     $  569       12.2%
Cost of  sales                   4,605    87.7%         4,092       87.5%
                               -------   -----        -------      -----
  Gross profit                     643    12.3%           587       12.5%         56        9.5%

General, selling and
  administrative expenses          387     7.4%           365        7.8%         22        6.0%
                               -------   -----        -------       -----

Operating profit                   256     4.9%           222        4.7%         34       15.3%





     Shipments of cat litter and bentonite used for manufacturing environmental liner products accounted for much of the higher sales volume. Much of the bentonite used in manufacturing liner products has since been converted to rail transportation. This loss of volume will have an adverse impact on the segment revenues in the near term.

                     AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


                                               QUARTER ENDED MARCH 31,
                                    ------------------------------------------------------------
                                        1995                  1994                1995 VS. 1994
                                    ------------------  ---------------------  ------------------
CORPORATE                                              (DOLLARS IN THOUSANDS)  $ CHANGE  % CHANGE
- ---------                                                                      --------  --------


General, selling and
  administrative expenses            $ 1,582            $ 1,428                $ 154      10.8%
                                     -------            -------
  Operating profit                    (1,582)            (1,428)






     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance, research costs for new markets and corporate governance costs.

     The 1995 quarter reflects a more precise split of shared costs with the minerals segment. Higher management information systems costs and research expenditures accounted for the increase in corporate expenses.

                    AMERICAN COLLOID COMPANY AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, the Company had outstanding debt of $89.2 million (including both long and short term debt) and cash of $3.3 million compared with $75 million in debt and $10.4 million in cash and cash equivalents at December 31, 1994. The long-term debt to total capitalization at March 31, 1995 was 36.8% compared with 33.6% at December 31, 1994.

     The Company had a current ratio of 2.82 to 1 at March 31, 1995 with approximately $67.5 million in working capital compared with 2.89 to 1 and $69.2 million, respectively, at December 31, 1994.

     The Company had $27.7 million in unused, committed credit lines at March 31, 1995.

     During the first quarter of 1995, the Company used its operating cash flow plus $7.1 million of its cash reserves and $14.2 million of debt to pay dividends of $1.1 million, and acquire property and equipment totaling $25.1 million.

     The Company has adequate committed credit facilities to fund the capital expenditure program approved by the Board of Directors at this time.

     Management continues to explore other growth prospects in the environmental sector, as well as yet further expansion in the polymer segment. Additional capital may be required if these opportunities are pursued.
                                      9

                           PART II - OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   See Index to Exhibits immediately following the signature page.

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERICAN COLLOID COMPANY



Date:     5/1/95                   /s/    John Hughes
      ------------------------    -----------------------------
                                  John Hughes
                                  President and Chief Executive Officer


Date:      5/1/95                 /s/      Paul G. Shelton
       -----------------------    -------------------------------
                                  Paul G. Shelton
                                  Senior Vice President and
                                  Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER
- --------
3.1      Restated Certificate of Incorporation of the Company(5)
3.2      Bylaws of the Company(1)
4        Article Fourth of the Company's Restated Certificate of Incorporation(5)
10.1     American Colloid Company 1983 Incentive Stock Option Plan(1); as amended(3)
10.2     American Colloid Company Pension Plan(3)
10.3     American Colloid Company Salaried Employees' Savings Plan and Trust(1); as amended(4)
10.4     Executive Medical Reimbursement Plan(1)
10.5     Lease Agreement for office space dated September 29, 1986 between the Company and American
         National Bank and Trust Company of Chicago(1);  as amended (8)
10.6     American Colloid Company 1987 Non-Qualified Stock Option Plan (2); as amended (6)
10.7     Change in Control Agreement dated April 1, 1994 by and between Registrant and John Hughes
         (6)
10.8     Change in Control Agreement dated April 1, 1994 by and between Registrant and Paul G. Shelton
         (6)
10.9     Change in Control Agreement dated December 15, 1992 by and between Registrant and Robert C.
         Steele (4)
10.10    Change in Control Agreement dated December 21, 1992 by and between Lawrence E. Washow
         (4)
10.11    Change in Control Agreement dated December 15, 1992 by and between Registrant and Roger P.
         Palmer (4)
10.12    Change in Control Agreement dated January 24, 1994 by and between Registrant and Peter L.
         Maul (6)
10.13    American Colloid Company Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.14    American Colloid Company 1993 Stock Plan (6)
10.15    Credit Agreement by and among American Colloid Company and Harris Trust and Savings
         Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust
         Company dated October 4, 1994 (7)
10.16    Note Agreement dated October 1, 1994 between American Colloid Company and Principal
         Mutual Life Insurance Company (7)
27       Financial Data Schedule


___________________

(1)  Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and
     Exchange Commission on July 27, 1987.

(2)  Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and
     Exchange Commission for the year ended December 31, 1988.

(3)  Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and
     Exchange Commission for the year ended December 31, 1989.

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

(8)  Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and
     Exchange Commission for the year ended December 31, 1994.

