Form 10-Q
period 1995-06-30
AMCOL INTERNATIONAL CORP
filed 1995-07-27
CIK 813621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995
                               --------------------------
                                       or
(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number            0-15661
                      -------------------------------

                    AMCOL INTERNATIONAL CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                36-0724340
- ------------------------------------------  ------------------------------------
(State  or  other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

    1500 WEST SHURE DRIVE, SUITE 500, ARLINGTON HEIGHTS, ILLINOIS 60004-7803
- --------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                 (708) 394-8730
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                            American Colloid Company
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x           No
    -------           -------

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at July 24, 1995
- --------------------------------------  ----------------------------------------
     (Common stock, $.01 par value)                  19,172,275

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION


     Item 1         FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheet -
                    June 30, 1995 and December 31, 1994                        1

                    Condensed Consolidated Statement of Operations -
                    six months and three months ended June 30, 1995
                    and 1994                                                  2

                    Condensed Consolidated Statement of Cash Flows -
                    six months ended June 30, 1995 and 1994                   3

                    Notes to Condensed Consolidated Financial Statements      4

     Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                       5


PART II - OTHER INFORMATION


     Item 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      13


     Item 6         EXHIBITS AND REPORTS ON FORM 8-K                         14

                         PART I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                      JUNE 30,    DECEMBER 31,
                                                        1995         1994
                                                     -----------  ------------
Current Assets:                                                       *
   Cash and cash equivalents                         $   3,983    $  10,389
   Accounts receivable                                  62,220       50,908
   Inventories                                          40,313       37,450
   Advance mining                                        2,108        2,363
   Prepaid expenses                                      4,179        2,213
   Current deferred tax asset                            2,526        2,516
                                                     ---------    ---------
      Total current assets                             115,329      105,839
                                                     ---------    ---------

Property, plant, equipment and mineral reserves        266,746      225,532
   Less accumulated depreciation                        92,100       84,112
                                                     ---------    ---------
                                                       174,646      141,420
                                                     ---------    ---------
Intangible assets                                        8,963        9,208
                                                     ---------    ---------

Other long-term assets                                   4,299        4,580
                                                     ---------    ---------
                                                     $ 303,237    $ 261,047
                                                     ---------    ---------
                                                     ---------    ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current maturities of debt       $  3,286    $   3,507
   Accounts payable                                     16,483       19,373
   Accrued income taxes                                  1,721          807
   Accrued liabilities                                  15,829       12,930
                                                     ---------    ---------
      Total current liabilities                         37,319       36,617
                                                     ---------    ---------

Long-term debt                                         104,748       71,458
                                                      --------    ---------

Deferred credits and minority interest                  11,120       11,653
                                                     ---------    ---------


Stockholders' equity:
   Common stock                                            213          213
   Additional paid-in capital                           74,678       74,279
   Foreign currency translation adjustment                 209       (1,865)
   Retained earnings                                    78,182       72,157
   Treasury stock                                       (3,232)      (3,465)
                                                     ---------    ---------
                                                       150,050      141,319
                                                     ---------    ---------
                                                     $ 303,237    $ 261,047
                                                     ---------    ---------
                                                     ---------    ---------

                 *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)


                                                       SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                            JUNE  30,                               JUNE 30,
                                                  ----------------------------            ----------------------------
                                                       1995           1994                     1995           1994
                                                  -------------  -------------            -------------  -------------


Net Sales                                          $   162,410     $    121,858           $    83,660     $    64,012
Cost of sales                                          125,605           96,699                64,231          50,770
                                                   -----------     ------------           -----------     -----------
     Gross profit                                       36,805           25,159                19,429          13,242
General, selling and administrative
  expenses                                              22,469           16,418                11,651           8,554
                                                   -----------     ------------           -----------     -----------

     Operating profit                                   14,336            8,741                 7,778           4,688
                                                   -----------     ------------           -----------     -----------
Other income (expense):
     Interest expense, net                              (2,350)            (687)               (1,282)           (343)
     Other income, net                                     900              749                   758             672
                                                   -----------     ------------           -----------     -----------
                                                        (1,450)              62                  (524)            329
                                                   -----------     ------------           -----------     -----------

     Income from operations                             12,886            8,803                 7,254           5,017
Income taxes                                             4,527            2,911                 2,552           1,640
                                                   -----------     ------------           -----------     -----------

     Income before minority interest                     8,359            5,892                 4,702           3,377
Net income of minority interest                            (40)             (49)                  (14)            (24)
                                                   -----------     ------------           -----------     -----------

     Net income                                    $     8,319     $      5,843           $     4,688     $     3,353
                                                   -----------     ------------           -----------     -----------
                                                   -----------     ------------           -----------     -----------

Weighted average common and
     common equivalent shares                       19,621,263       19,368,152            19,681,117      19,331,456
                                                   -----------     ------------           -----------     -----------

Earnings per share                                 $       .42     $        .30           $       .24     $       .17
                                                   -----------     ------------           -----------     -----------

Dividends declared per share                       $       .12     $        .12           $       .06     $       .06
                                                   -----------     ------------           -----------     -----------
                                                   -----------     ------------           -----------     -----------


              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                      ------------------------
                                                          1995        1994
                                                      ----------- ------------

Cash flow from operating activities:
  Net income                                         $  8,319      $  5,843
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion, and amortization          9,056         6,670
     Other                                                (52)          363
     (Increase)/decrease in current assets            (16,422)       (6,056)
     Increase/(decrease) in current liabilities           922         4,734
                                                     --------      --------

     Net cash provided by operations                    1,823        11,554
                                                     --------      --------

Cash flow from investing activities:
  Acquisition of land, mineral reserves,
    depreciable and intangible assets                 (41,081)      (44,058)
  Other                                                 1,446           178
                                                     --------      --------

      Net cash used in investing activities           (39,635)      (43,880)
                                                     --------      --------

Cash flow from financing activities:
  Net change in outstanding debt                       33,069        19,554
  Dividends paid                                       (2,295)       (2,242)
  Other                                                   632           255
                                                     --------      --------

      Net cash provided by financing activities        31,406        17,567
                                                     --------      --------

Net decrease in cash and cash equivalents              (6,406)      (14,759)

Cash and cash equivalents at beginning of period       10,389        20,502
                                                     --------      --------

Cash and cash equivalents at end of period           $  3,983      $  5,743
                                                     --------      --------
                                                     --------      --------

Supplemental Disclosure of Cash Flows Information
   (In thousands)

Actual cash paid for:
  Interest                                           $  3,367      $  1,075
                                                     --------      --------
                                                     --------      --------

  Income taxes                                       $  3,497      $  3,317
                                                     --------      --------
                                                     --------      --------



              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

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

          The results of operations for the six month period ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   INVENTORIES

          Inventories at June 30, 1995 have been valued using the same methods as at December 31, 1994. LIFO inventory values have been calculated based upon anticipated ending inventory levels at December 31, 1995, and anticipated mining costs for fiscal year 1995. The composition of inventories at June 30, 1995 and December 31, 1994, was as follows:


                                                   June 30,    December 31,
                                                     1995         1994
                                                  ---------    ------------
Crude stockpile and in-process inventories        $ 27,751       $ 21,922

Other raw material, container and supplies          12,562         15,528
inventories                                       --------       --------

                                                  $ 40,313       $ 37,450
                                                  --------       --------
                                                  --------       --------




NOTE 3:   EARNINGS PER SHARE

          Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding and the dilutive effect of stock options outstanding at the end of each period.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

SIX MONTHS ENDED JUNE 30, 1995 VS. 1994

          Net sales increased by $40.6 million, or 33.3%, while gross profits and operating earnings increased by $11.6 million, or 46.3%, and $5.6 million, or 64.0%, respectively. Net interest expense increased by $1.7 million, or 242.1%, as June 30, 1995 debt (both long and short-term) increased by $67.3 million, or 165.0%, over the prior year period. Also, $.9 million of interest was capitalized in 1995 compared with $.4 million in the 1994 period. Other income in 1995 included $.6 million related to a gain on the cancellation of an interest rate swap, while the 1994 period included a government grant of $.5 million. Earnings were $.42 per share for the 1995 period compared with $.30 per share for the prior year period on 1.3% more shares outstanding.

          Interest expense is expected to increase since construction period interest related to the U.S. polymer facility will no longer be capitalized. The incremental increase in interest expense is estimated at $.6 million for the third quarter of 1995.

A brief discussion by business segment follows:


                                                                    SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                               1994                     1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
MINERALS                                                              (DOLLARS IN THOUSANDS)         $ CHANGE      % CHANGE
- --------                                                                                            -------------------------
Net sales                          $  78,112      100.0%         $ 74,776       100.0%              $  3,336        4.5%
Cost of sales                         60,864       77.9%           60,345        80.7%
                                   ---------      ------         --------       ------

  Gross profit                        17,248       22.1%           14,431        19.3%                 2,817       19.5%
General, selling and
administrative expenses                8,869       11.4%            6,876         9.2%                 1,993       29.0%
                                   ---------      ------         --------       ------

  Operating profit                     8,379       10.7%            7,555        10.1%                   824       10.9%


          Sales increased by $3.3 million, or 4.5%, over the prior year period. Continued growth in the durable goods sector, primarily metalcasting, and in sales of cat litter provided much of the volume growth. The weaker dollar caused U.K. revenues to be translated at higher rates, accounting for 22.3% of the segment sales improvement. Price increases in certain markets accounted for much of the improvement in the gross profit margin. General, selling and administrative expenses increased as a result of increased research and development, higher management information systems costs and increased infrastructure costs.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

          Sales to the agricultural market are expected to decline as a key customer for clay carrier products switched to an alternative, non-clay product. The loss of this business, though not material to the Company, will have an adverse impact on segment results until the business can be replaced.


                                                                    SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                               1994                     1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
ABSORBENT POLYMERS                                                    (DOLLARS IN THOUSANDS)        $ CHANGE       % CHANGE
- ------------------                                                                                  -------------------------
Net sales                          $  55,248      100.0%         $ 26,342       100.0%              $ 28,906       109.7%
Cost of sales                         43,047       77.9%           19,738        74.9%
                                   ---------      ------         --------       ------

  Gross profit                        12,201       22.1%            6,604        25.1%                 5,597        84.8%
General, selling and
administrative expenses                4,417        8.0%            3,400        12.9%                 1,017        29.9%
                                   ---------      ------         --------       ------

  Operating profit                     7,784       14.1%            3,204        12.2%                 4,580       142.9%


          Revenues increased by $28.9 million, or 109.7%, over the prior year as sales volume increased 115.3%. The weaker U.S. dollar resulted in higher translation rates for U.K. sales, accounting for approximately 6 percent of the segment sales increase. Gross profit margins declined by 300 basis points, as raw material costs increased and unit selling prices declined from the prior year. Acrylic acid, the main raw material component of superabsorbent polymer, is expected to increase approximately 3% from the second quarter 1995 level. Raw material costs are not expected to decline until the fourth quarter of 1995.

          Depreciation on the new facilities in the U.S. and U.K. is calculated on a units-of-production basis for the first twelve months of operation, and on a straight-line basis thereafter. The U.K. plant will convert to straight-line depreciation in the fourth quarter of 1995, and the U.S. plant will switch in the third quarter of 1996. Depreciation expense will increase when the transition is made.

          The current worldwide capacity for the Company is 110,000 metric tons. All announced expansions have been completed, though the U.S. plant will still be in the start-up phase during the third quarter of 1995.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


                                                                    SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                          1994                          1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
ENVIRONMENTAL                                                         (DOLLARS IN THOUSANDS)          $ CHANGE     % CHANGE
- -------------                                                                                       -------------------------
Net sales                          $  18,534      100.0%         $ 10,939       100.0%              $  7,595        69.4%
Cost of sales                         12,454       67.2%            8,067        73.7%
                                   ---------      ------         --------       ------

  Gross profit                         6,080       32.8%            2,872        26.3%                 3,208       111.7%
General, selling and
administrative expenses                5,105       27.5%            2,508        22.9%                 2,597       103.5%
                                   ---------      ------         --------       ------

  Operating profit                       975        5.3%              364         3.4%                   611       167.9%


          Sales increased by $7.6 million, or 69.4%, over the prior year, with approximately 53% of the increase coming from businesses acquired during the past twelve months. Gross profit margins improved to 32.8%. The 1994 gross profit was adversely impacted by an inventory charge of $.5 million. Without the charge, the 1994 gross profit margin would have been 30.8%. General, selling and administrative expenses increased by $2.6 million, reflecting the addition of personnel and costs associated with the acquired businesses and increased infrastructure costs.


                                                                    SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                             1994                        1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
TRANSPORTATION                                                        (DOLLARS IN THOUSANDS)        $ CHANGE       % CHANGE
- --------------                                                                                      -------------------------
Net sales                          $  10,516      100.0%         $  9,801       100.0%              $    715         7.3%
Cost of sales                          9,240       87.9%            8,549        87.2%
                                   ---------      ------         --------       ------

  Gross profit                         1,276       12.1%            1,252        12.8%                    24         1.9%
General, selling and
administrative expenses                  757        7.2%              762         7.8%                    (5)       -0.7%
                                   ---------      ------         --------       ------

  Operating profit                       519        4.9%              490         5.0%                    29         5.9%


          Revenues increased 7.3% as increased shipments of cat litter offset the loss of environmental business to more cost effective rail movements. A 70 basis point decline in gross profit margins accounted for the slight decrease in operating profit margin.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


                                                                    SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                               1994                     1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
CORPORATE                                                             (DOLLARS IN THOUSANDS)        $ CHANGE         % CHANGE
- ---------                                                                                           -------------------------
General, selling and
administrative expenses            $   3,321                     $  2,872                           $    449          15.6%
                                   ---------                     --------

  Operating loss                      (3,321)                      (2,872)                              (449)        15.6%


          Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance, research costs for new markets and corporate governance costs.

          Higher management information systems costs and research expenditures accounted for the increase in corporate expenses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED JUNE 30, 1995 VS. 1994

          Net sales increased by $19.6 million, or 30.7%, while gross profits and operating earnings increased by $6.2 million, or 46.7%, and $3.1 million, or 65.9%, respectively. Net interest expense increased by $.9 million, or 273.8%, as June 30, 1995 debt (both long and short-term) increased by $67.3 million, or 165.0%, over the prior year quarter. Also, $.5 million of interest was capitalized in the 1995 quarter compared with $.2 million in the 1994 period. Other income in 1995 included $.6 million related to a gain on the cancellation of an interest rate swap, while the 1994 period included a government grant of $.5 million. Earnings were $.24 per share for the 1995 quarter compared with $.17 per share for the prior year quarter on 1.8% more shares outstanding.

A brief discussion by business segment follows:


                                                                      QUARTER ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                              1994                      1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
MINERALS                                                              (DOLLARS IN THOUSANDS)        $ CHANGE       % CHANGE
- --------                                                                                            -------------------------
Net sales                          $  39,015      100.0%         $ 37,756       100.0%              $  1,259         3.3%
Cost of sales                         29,794       76.4%           30,207        80.0%
                                   ---------      ------         --------       ------

  Gross profit                         9,221       23.6%            7,549        20.0%                 1,672        22.1%
General, selling and
administrative expenses                4,633       11.9%            3,587         9.5%                 1,046        29.2%
                                   ---------      ------         --------       ------

  Operating profit                     4,588       11.7%            3,962        10.5%                   626        15.8%


          Sales increased by $1.3 million, or 3.3%, over the prior year period. Continued growth in the durable goods sector, primarily metalcasting, and in sales of cat litter provided much of the volume growth. The weaker dollar caused U.K. revenues to be translated at higher rates, accounting for 31.6% of the segment sales improvement. Price increases in certain markets accounted for much of the improvement in the gross profit margin. General, selling and administrative expenses increased as a result of increased research and development, higher management information systems costs and increased infrastructure costs.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


                                                                      QUARTER ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                              1994                       1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
ABSORBENT POLYMERS                                                    (DOLLARS IN THOUSANDS)        $ CHANGE       % CHANGE
- ------------------                                                                                  -------------------------
Net sales                          $  28,768      100.0%         $ 14,137       100.0%              $ 14,631       103.5%
Cost of sales                         22,745       79.1%           10,693        75.6%
                                   ---------      ------         --------       ------

  Gross profit                         6,023       20.9%            3,444        24.4%                 2,579        74.9%
General, selling and
administrative expenses                2,323        8.1%            1,747        12.4%                   576        33.0%
                                   ---------      ------         --------       ------

  Operating profit                     3,700       12.8%            1,697        12.0%                 2,003       118.0%


          Revenues increased by $14.6 million, or 103.5%, over the prior year as sales volume increased 109.2%. The weaker U.S. dollar resulted in higher translation rates for U.K. sales, accounting for approximately 6 percent of the segment sales increase. Gross profit margins declined by 350 basis points, as raw material costs increased and unit selling prices declined from the prior year.


                                                                      QUARTER ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                             1994                        1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
ENVIRONMENTAL                                                         (DOLLARS IN THOUSANDS)        $ CHANGE       % CHANGE
- -------------                                                                                       -------------------------
Net sales                          $  10,609      100.0%         $  6,997       100.0%              $  3,612        51.6%
Cost of sales                          7,057       66.5%            5,413        77.4%
                                   ---------      ------         --------       ------

  Gross profit                         3,552       33.5%            1,584        22.6%                 1,968       124.2%
General, selling and
administrative expenses                2,586       24.4%            1,379        19.7%                 1,207        87.5%
                                   ---------      ------         --------       ------

  Operating profit                       966        9.1%              205         2.9%                   761       371.2%


          Sales increased by $3.6 million, or 51.6%, over the prior year, with approximately 60% of the increase coming from businesses acquired during the past twelve months. Gross profit margins improved to 33.5%. The 1994 gross profit was adversely impacted by an inventory charge of $.5 million. Without the charge, the 1994 gross profit margin would have been 29.8%. General, selling and administrative expenses increased by $1.2 million, reflecting the addition of personnel and costs associated with the acquired businesses and increased infrastructure costs.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


                                                                      QUARTER ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                              1994                       1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
TRANSPORTATION                                                        (DOLLARS IN THOUSANDS)        $ CHANGE       % CHANGE
- --------------                                                                                      -------------------------
Net sales                          $   5,268      100.0%         $  5,122       100.0%              $    146         2.9%
Cost of sales                          4,635       88.0%            4,457        87.0%
                                   ---------      ------         --------       ------

  Gross profit                           633       12.0%              665        13.0%                   (32)       -4.8%
General, selling and
administrative expenses                  370        7.0%              397         7.8%                   (27)       -6.8%
                                   ---------      ------         --------       ------

  Operating profit                       263        5.0%              268         5.2%                    (5)       -1.9%


          Revenues increased 2.9% as increased shipments of cat litter offset the loss of environmental business to more cost effective rail movements. A 100 basis point decline in gross profit margins accounted for the 1.9% decline in operating profit compared with the prior year.

                                                                      QUARTER ENDED JUNE 30,
                                   ------------------------------------------------------------------------------------------
                                             1995                             1994                        1995  VS. 1994
                                   -------------------------     ------------------------------     -------------------------
CORPORATE                                                             (DOLLARS IN THOUSANDS)        $ CHANGE        % CHANGE
- ---------                                                                                           -------------------------
General, selling and
administrative expenses            $   1,739                     $  1,444                           $    295          20.4%
                                   ---------                     --------

  Operating loss                      (1,739)                      (1,444)                              (295)         20.4%


          Higher management information systems costs and research expenditures accounted for the increase in corporate expenses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1995, the Company had outstanding debt of $108 million (including both long and short term debt) and cash of $4 million compared with $75 million in debt and $10 million in cash and cash equivalents respectively, at December 31, 1994. The long-term debt to total capitalization at June 30, 1995 was 41.1% compared with 33.6% at December 31, 1994.

          The Company had a current ratio of 3.09 to 1 at June 30, 1995 with approximately $78.0 million in working capital compared with 2.89 to 1 and $69.2 million, respectively at December 31, 1994.

          The Company had $8.7 million in unused, committed credit lines at June 30, 1995.

          During the first half of 1995, the Company used its operating cash flow plus $6.4 million of its cash reserves and $33.1 million of debt to pay dividends of $2.3 million, and acquire property and equipment totaling $41.1 million. In addition, working capital has increased by $8.8 million, primarily due to sales growth in the polymer and environmental segments.

          An acquisition of the assets of Claymax Corporation was made in July, 1995. The transaction included cash payments of approximately $7.5 million for assets (both tangible and intangible) and inventory. These funds came from additional long-term borrowings.

          Management continues to explore other growth prospects in the environmental sector, as well as yet further expansion in the polymer segment. Additional capital will be required if these opportunities are pursued.

          The Company is in the process of expanding its committed credit facilities with the existing bank group. The increase will be required to fund the Company's growth.

                           PART II - OTHER INFORMATION


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          (a) The Annual Stockholders Meeting of the Company was held on May 9, 1995.

          (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matters. Each nominee for director was elected by a vote of the Stockholders; and each matter was approved by a vote of the Stockholders as follows:

               1. Election of the below named Nominees of the Board of Directors of the Company:

                                                   For              Against
                                             ---------------     ------------
                    Arthur Brown             15,052,270.3640     197,948.2820
                    Robert E. Driscoll, III  15,054,193.0870     196,025.5590
                    Raymond A. Foos          15,053,148.0870     197,070.5590
                    John Hughes              15,041,875.3740     208,343.2720
                    Robert C. Humphrey       15,051,324.9930     198,893.6530
                    C. Eugene Ray            15,054,140.3640     196,078.2820
                    Clarence O. Redman       14,789,300.3640     460,918.2820
                    Paul G. Shelton          15,049,634.3750     200,584.2710
                    Paul C. Weaver           15,053,194.1090     197,024.5370


               2. The proposal to amend the Company's Restated Certificate of Incorporation for the classification of the Board of Directors to three classes with one class being elected each year:

                          For                    Against             Abstain
                    ---------------          --------------      --------------
                    12,052,631.9190          1,203,585.1640      1,994,001.5630


               3. The proposal to amend the Company's Restated Certificate of Incorporation to change the Company's name to AMCOL International Corporation:

                          For                    Against             Abstain
                    ---------------          --------------      --------------
                    14,048,853.7290           308,981.7290        892,383.1880

               4. Ratification of Appointment of KPMG Peat Marwick LLP as independent accountants for the Company for its 1995 fiscal year.

                          For                    Against             Abstain
                    ---------------          --------------      --------------
                    14,995,340.3090            58,543.6920        196,334.6450


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  See Index to Exhibits immediately following the signature page.

          (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMCOL INTERNATIONAL CORPORATION



Date:   July 24, 1995                   /s/  John Hughes
     ------------------------------     ----------------------------------
                                        John Hughes
                                        President and Chief Executive Officer



Date:   July 24, 1995                   /s/  Paul G. Shelton
     ------------------------------     ----------------------------------
                                        Paul G. Shelton
                                        Senior Vice President and Chief
                                        Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
- ------

3.1       Restated Certificate of Incorporation of the Company(5)
3.2       Bylaws of the Company(1)
4         Article Fourth of the Company's Restated Certificate of
          Incorporation(5)
10.1      American Colloid Company 1983 Incentive Stock Option Plan(1); as
          amended(3)
10.2      American Colloid Company Pension Plan(3)
10.3 American Colloid Company Salaried Employees' Savings Plan and Trust(1); as amended(4)
10.4      Executive Medical Reimbursement Plan(1)
10.5 Lease Agreement for office space dated September 29, 1986 between the Company and American National Bank and Trust Company of Chicago(1);
          as amended(8)
10.6 American Colloid Company 1987 Non-Qualified Stock Option Plan (2); as amended(6)
10.7 Change in Control Agreement dated April 1, 1994 by and between Registrant and John Hughes(6)
10.8 Change in Control Agreement dated April 1, 1994 by and between Registrant and Paul G. Shelton(6)
10.9 Change in Control Agreement dated December 15, 1992 by and between Registrant and Robert C. Steele(4)
10.10 Change in Control Agreement dated December 21, 1992 by and between Lawrence E. Washow(4)
10.11 Change in Control Agreement dated December 15, 1992 by and between Registrant and Roger P. Palmer(4)
10.12 Change in Control Agreement dated January 24, 1994 by and between Registrant and Peter L. Maul(6)
10.13     American Colloid Company Dividend Reinvestment and Stock Purchase Plan
          (4); as amended(6)
10.14     American Colloid Company 1993 Stock Plan(6)
10.15 Credit Agreement by and among American Colloid Company and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994(7)
10.16 Note Agreement dated October 1, 1994 between American Colloid Company and Principal Mutual Life Insurance Company(7)
27        Financial Data Schedule

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