Form 10-Q
period 1995-09-30
AMCOL INTERNATIONAL CORP
filed 1995-10-24
CIK 813621

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(x)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995
                               -----------------------------------

                                      or

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------


Commission file number                  0-15661
                       --------------------------------------------

                        AMCOL INTERNATIONAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                    36-0724340
----------------------------------------       --------------------------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                    Identification No.)

   1500 West Shure Drive, Suite 500, Arlington Heights, Illinois 60004-7803
-------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

                                (708) 394-8730
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

Yes__X__   No_____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at October 24, 1995
------------------------------        -----------------------------------------
(Common stock, $.01 par value)                        19,183,983

                        AMCOL INTERNATIONAL CORPORATION

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION


     Item 1    FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheet -
               September 30, 1995 and December 31, 1994                        1

               Condensed Consolidated Statement of Operations -
               nine months and three months ended September 30, 1995
               and 1994                                                        2

               Condensed Consolidated Statement of Cash Flows -
               nine months ended September 30, 1995 and 1994                   3

               Notes to Condensed Consolidated Financial Statements            4


     Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                             5


PART II - OTHER INFORMATION


     Item 6    EXHIBITS AND REPORTS ON FORM 8-K                               13

                        PART I - FINANCIAL INFORMATION
              AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                    ASSETS

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1995             1994
                                                            -------------    ------------
Current Assets:                                                                     *
  Cash and cash equivalents                                   $  1,245          $ 10,389
  Accounts receivable                                           71,744            50,908
  Inventories                                                   42,116            37,450
  Advance mining                                                 2,384             2,363
  Prepaid expenses                                               3,834             2,213
  Current deferred tax asset                                     2,526             2,516
                                                              --------          --------
    Total current assets                                       123,849           105,839
                                                              --------          --------

Property, plant, equipment and mineral reserves                272,449           225,532
  Less accumulated depreciation                                 96,872            84,112
                                                              --------          --------
                                                               175,577           141,420
                                                              --------          --------

Intangible assets                                               15,544             9,208
                                                              --------          --------

Other long-term assets                                           4,808             4,580
                                                              --------          --------
                                                              $319,778          $261,047
                                                              --------          --------
                                                              --------          --------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current maturities of debt                $  3,333          $  3,507
  Accounts payable                                              16,506            19,373
  Accrued income taxes                                           1,627               807
  Accrued liabilities                                           16,001            12,930
                                                              --------          --------
    Total current liabilities                                   37,467            36,617
                                                              --------          --------

Long-term debt                                                 117,376            71,458
                                                              --------          --------

Deferred credits and minority interest                          11,244            11,653
                                                              --------          --------


Stockholders' equity:
  Common stock                                                     213               213
  Additional paid-in capital                                    74,737            74,279
  Foreign currency translation adjustment                          201            (1,865)
  Retained earnings                                             81,755            72,157
  Treasury stock                                                (3,215)           (3,465)
                                                              --------          --------
                                                               153,691           141,319
                                                              --------          --------
                                                              $319,778          $261,047
                                                              --------          --------
                                                              --------          --------

                 *Condensed from audited financial statements.

             The accompanying notes are an integral part of these
                        condensed financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
          (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)


                                               NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                           -------------------------         --------------------------
                                               1995          1994                1995          1994
                                           -----------   -----------         -----------   ------------
Net sales                                    $255,388      $192,833             $92,978        $70,975
Cost of sales                                 198,981       151,179              73,376         54,480
                                           ----------    ----------          ----------     ----------
  Gross profit                                 56,407        41,654              19,602         16,495

General, selling and administrative
 expenses                                      32,442        26,001               9,973          9,583
                                           ----------    ----------          ----------     ----------

  Operating profit                             23,965        15,653               9,629          6,912
                                           ----------    ----------          ----------     ----------
Other income (expense):
  Interest expense, net                        (4,445)       (1,036)             (2,095)          (349)
  Other income, net                             1,046           651                 146            (98)
                                           ----------    ----------          ----------     ----------
                                               (3,399)         (385)             (1,949)          (447)
                                           ----------    ----------          ----------     ----------

  Income from operations                       20,566        15,268               7,680          6,465
Income taxes                                    7,275         5,110               2,748          2,199
                                           ----------    ----------          ----------     ----------

  Income before minority interest              13,291        10,158               4,932          4,266
Net income of minority interest                   (55)          (77)                (15)           (28)
                                           ----------    ----------          ----------     ----------

  Net income                                 $ 13,236      $ 10,081             $ 4,917        $ 4,238
                                           ----------    ----------          ----------     ----------
                                           ----------    ----------          ----------     ----------

Weighted average common and common
 equivalent shares                         19,667,815    19,437,267          19,762,759     19,595,002
                                           ----------    ----------          ----------     ----------

Earnings per share                           $    .67      $    .52             $   .25        $   .22
                                           ----------    ----------          ----------     ----------

Dividends declared per share                 $    .19      $    .18             $   .07        $   .06
                                           ----------    ----------          ----------     ----------
                                           ----------    ----------          ----------     ----------


             The accompanying notes are an integral part of these
                        condensed financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                  Nine Months Ended
                                                                     September 30,
                                                              -------------------------
                                                                  1995          1994
                                                              ------------  -----------
Cash flow from operating activities:
  Net income                                                    $ 13,236      $ 10,081
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion, and amortization                     14,842        10,382
    Other                                                           (228)          720
    (Increase)/decrease in current assets                        (27,350)      (16,958)
    Increase/(decrease) in current liabilities                     1,023        22,249
                                                                --------      --------

    Net cash provided by operations                                1,523        26,474
                                                                --------      --------

Cash flow from investing activities:
  Acquisition of land, mineral reserves,
   depreciable and intangible assets                             (55,312)      (65,654)
  Other                                                            1,832         1,194
                                                                --------      --------

    Net cash used in investing activities                        (53,480)      (64,460)
                                                                --------      --------

Cash flow from financing activities:
  Net change in outstanding debt                                  45,744        22,287
  Dividends paid                                                  (3,639)       (3,382)
  Other                                                              708         3,588
                                                                --------      --------

    Net cash provided by financing activities                     42,813        22,493
                                                                --------      --------

Net decrease in cash and cash equivalents                         (9,144)      (15,493)

Cash and cash equivalents at beginning of period                  10,389        20,502
                                                                --------      --------

Cash and cash equivalents at end of period                      $  1,245      $  5,009
                                                                --------      --------
                                                                --------      --------

Supplemental Disclosure of Cash Flows Information (In thousands)

Actual cash paid for:
  Interest                                                      $  4,206      $  1,472
                                                                --------      --------
                                                                --------      --------

  Income taxes                                                  $  5,794      $  5,878
                                                                --------      --------
                                                                --------      --------

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

     The results of operations for the nine-month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

NOTE 2:    INVENTORIES

     Inventories at September 30, 1995, have been valued using the same methods as at December 31, 1994. LIFO inventory values have been calculated based upon anticipated ending inventory levels at December 31, 1995, and anticipated mining costs for fiscal year 1995. The composition of inventories at September 30, 1995, and December 31, 1994, was as follows:

                                                          September 30,   December 31,
                                                              1995            1994
                                                          -------------   ------------
Crude stockpile and in-process inventories                   $28,513         $21,922
Other raw material, container and supplies inventories        13,603          15,528
                                                             -------         -------
                                                             $42,116         $37,450
                                                             -------         -------
                                                             -------         -------

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

NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994

     Net sales increased by $62.6 million, or 32.4%, while gross profits and operating earnings increased by $14.8 million, or 35.4%, and $8.3 million, or 53.1%, respectively. Net interest expense increased by $3.4 million. As of September 30, 1995, debt (both long and short-term) increased by $62.1 million, or 106.0%, over the prior year period. Also, $.9 million of interest was capitalized in 1995 compared with $.8 million in the 1994 period. Other income in 1995 included $.6 million related to a gain on the cancellation of an interest rate swap, while the 1994 period included a government grant of $.5 million. The effective tax rate was 35.4% in 1995 versus 33.5% in the 1994 period. Earnings were $.67 per share for the 1995 period compared with $.52 per share for the prior-year period on 1.2% more shares outstanding.

     A brief discussion by business segment follows:

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
MINERALS                                                                      (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
--------                                                                                                -----------------------
Net sales                                              $116,315     100.0%     $112,993      100.0%         $3,322        2.9%
Cost of  sales                                           90,443      78.6%       90,708       80.5%
                                                       --------     ------     --------      ------

  Gross profit                                           24,872      21.4%       22,285       19.5%          2,587       11.6%
General, selling and administrative expenses             12,348      10.6%       10,395        9.1%          1,953       18.8%
                                                       --------     ------     --------      ------

  Operating profit                                       12,524      10.8%       11,890       10.4%            634        5.3%

     Sales increased by $3.3 million, or 2.9%, over the prior-year period. Continued growth in the durable goods sector, primarily metalcasting, and sales of cat litter, coupled with incremental sales from an overseas acquisition provided much of the sales growth. The weaker dollar caused U.K. revenues to be translated at higher rates, accounting for 25% of the segment sales improvement. Price increases in certain markets contributed to the improvement in the gross profit margin. General, selling and administrative expenses increased as a result of increased research and development, higher management information systems costs and increased infrastructure costs.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
ABSORBENT POLYMERS                                                            (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
------------------                                                                                      -----------------------
Net sales                                                $86,534     100.0%      $42,426      100.0%       $44,108       104.0%
Cost of sales                                             68,070      78.7%       31,320       73.8%
                                                         -------     ------      -------      ------

  Gross profit                                            18,464      21.3%       11,106       26.2%          7,358       66.3%
General, selling and administrative expenses               6,811       7.9%        5,433       12.8%          1,378       25.4%
                                                         -------     ------      -------      ------

  Operating profit                                        11,653      13.4%        5,673       13.4%          5,980      105.4%

     Revenues increased by $44.1 million, or 104.0%, over the prior year as sales volume increased 111.2%. The weaker U.S. dollar resulted in higher translation rates for U.K. sales, accounting for approximately 6 percent of the segment sales increase. Gross profit margins declined by 490 basis points, as raw material costs increased and unit selling prices declined from the prior year. The cost of acrylic acid, the main raw material component of superabsorbent polymer, is expected to decrease approximately 2.5% from the third quarter 1995 level.

     Depreciation on the new facilities in the U.S. and U.K. is calculated on a units-of-production basis for the first twelve months of operation, and on a straight-line basis thereafter. The U.K. plant will convert to straight-line depreciation in the fourth quarter of 1995, and the U.S. plant will switch in the third quarter of 1996. Depreciation expense may increase when the transition is made.

     The Company's current worldwide capacity for production of superabsorbent polymer is 110,000 metric tons.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
ENVIRONMENTAL                                                                 (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
-------------                                                                                           -----------------------
Net sales                                                $36,324     100.0%      $21,955      100.0%       $14,369       65.4%
Cost of sales                                             25,248      69.5%       15,642       71.2%
                                                         -------     ------      -------      ------

  Gross profit                                            11,076      30.5%        6,313       28.8%         4,763       75.4%
General, selling and administrative expenses               7,395      20.4%        4,379       19.9%         3,016       68.9%
                                                         -------     ------      -------      ------

  Operating profit                                         3,681      10.1%        1,934        8.9%         1,747       90.3%

     Sales increased by $14.4 million, or 65.4%, over the prior year, with approximately 51% of the increase coming from businesses acquired during the past twelve months. The 1994 gross profit was adversely impacted by an inventory charge of $.5 million. Without the charge, the 1994 gross profit margin would have been 31.0% compared to the 1995 gross margin of 30.5%. General, selling and administrative expenses increased by $3.0 million, reflecting the addition of personnel and costs associated with the acquired businesses and increased infrastructure costs.

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
TRANSPORTATION                                                                (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
--------------                                                                                          -----------------------
Net sales                                                $16,215     100.0%      $15,459      100.0%         $756         4.9%
Cost of sales                                             14,220      87.7%       13,509       87.4%
                                                         -------     ------      -------      ------
  Gross profit                                             1,995      12.3%        1,950       12.6%           45         2.3%
General, selling and administrative expenses               1,161       7.2%        1,156        7.5%            5         0.4%
                                                         -------     ------      -------      ------

  Operating profit                                           834       5.1%          794        5.1%           40         5.0%

     Revenues increased 4.9% as increased shipments of cat litter offset the loss of environmental business to more cost effective rail movements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
CORPORATE                                                                     (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
---------                                                                                               -----------------------
General, selling and administrative expenses             $ 4,727                 $ 4,638                    $ 89         1.9%
                                                         -------                 -------

  Operating loss                                          (4,727)                 (4,638)                    (89)        1.9%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance, research costs for new markets and corporate governance costs.

     Management information systems costs and research expenditures increased while accrued incentive compensation expense was reduced, resulting in a marginal increase in corporate costs. Incentive compensation accruals are likely to increase as the consolidated 1995 net profit exceeds the prior fiscal year net profit.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994

     Net sales increased by $22.0 million, or 31.0%, while gross profits and operating earnings increased by $3.1 million, or 18.8%, and $2.7 million, or 39.3%, respectively. Net interest expense increased by $1.7 million as debt levels increased. No interest was capitalized in the 1995 quarter compared with $.4 million in the 1994 period. The effective income tax rate was 35.8% for 1995 versus 34.0% in the 1994 quarter. Earnings were $.25 per share for the 1995 quarter compared with $.22 per share for the prior-year quarter.

A brief discussion by business segment follows:

                                                                            QUARTER ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
MINERALS                                                                      (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
--------                                                                                                -----------------------
Net sales                                                $38,203     100.0%      $38,217      100.0%          $( 14)       0.0%
Cost of sales                                             30,579      80.0%       30,363       80.0%
                                                         -------     ------      -------      ------

  Gross profit                                             7,624      20.0%        7,854       20.0%          (230)      -2.9%
General, selling and administrative expenses               3,479       9.1%        3,519        9.0%           (40)      -1.1%
                                                         -------     ------      -------      ------

  Operating profit                                         4,145      10.9%        4,335       11.0%          (190)      -4.4%

     Sales were the same as the prior-year period. A key customer for clay carrier products switched to an alternative, non-clay product. Sales to the durable goods sector of the domestic market were slightly down from the prior-year levels. This loss of sales was largely offset by sales from cat litter and our U.K. operations. Lower bad debt expense and accrued incentive compensation accounted for the decline in general, selling and administrative expenses.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                                                            QUARTER ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
ABSORBENT POLYMERS                                                            (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
------------------                                                                                      -----------------------
Net sales                                                $31,286     100.0%      $16,084      100.0%       $15,202       94.5%
Cost of sales                                             25,023      80.0%       11,582       72.0%
                                                         -------     ------      -------      ------

  Gross profit                                             6,263      20.0%        4,502       28.0%        1,761        39.1%
General, selling and administrative expenses               2,394       7.7%        2,033       12.6%          361        17.8%
                                                         -------     ------      -------      ------

  Operating profit                                         3,869      12.3%        2,469       15.4%        1,400        56.7%

     Revenues increased by $15.2 million, or 94.5%, over the prior year as sales volume increased 104.7%. The weaker U.S. dollar resulted in higher translation rates for U.K. sales, accounting for approximately 4% of the segment sales increase. Gross profit margins declined by 800 basis points, as raw material costs increased and unit selling prices declined from the prior year.

                                                                            QUARTER ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
ENVIRONMENTAL                                                                 (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
-------------                                                                                           -----------------------
Net sales                                                $17,790     100.0%      $11,016      100.0%        $6,774       61.5%
Cost of sales                                             12,794      71.9%        7,575       68.8%
                                                         -------     ------      -------      ------

  Gross profit                                             4,996      28.1%        3,441       31.2%         1,555       45.2%
General, selling and administrative expenses               2,290      12.9%        1,871       17.0%           419       22.4%
                                                         -------     ------      -------      ------

  Operating profit                                         2,706      15.2%        1,570       14.2%         1,136       72.4%

     Sales increased by $6.8 million, or 61.5%, over the prior year, with approximately 51% of the increase coming from businesses acquired during the past twelve months. Gross profit margins declined to 28.1%, or 310 basis points, as higher volumes of lower margin liner products accounted for much of the sales increase. General, selling and administrative expenses increased by $.4 million, reflecting the addition of personnel and costs associated with the acquired businesses and increased infrastructure costs.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                                                            QUARTER ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
TRANSPORTATION                                                                (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
--------------                                                                                         -----------------------
Net sales                                                 $5,699     100.0%       $5,658      100.0%          $41        0.7%
Cost of sales                                              4,980      87.4%        4,960       87.7%
                                                          ------     ------       ------      ------

  Gross profit                                               719      12.6%          698       12.3%           21        3.0%
General, selling and administrative expenses                 404       7.1%          394        7.0%           10        2.5%
                                                          ------     ------       ------      ------

  Operating profit                                           315       5.5%          304        5.3%           11        3.6%

     Revenues were stable as increased shipments of cat litter offset the loss of environmental business to more cost effective rail movements. A 30 basis point improvement in gross profit margins accounted for the 3.6% improvement in operating profit compared with the prior year.

                                                                            QUARTER ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------------------
                                                               1995                    1994                   1995 VS. 1994
                                                      ----------------------  ----------------------    -----------------------
CORPORATE                                                                     (DOLLARS IN THOUSANDS)       $ CHANGE   % CHANGE
---------                                                                                              -----------------------
General, selling and administrative expenses             $ 1,406                 $ 1,766                     $(360)    -20.4%
                                                         -------                 -------

  Operating loss                                          (1,406)                 (1,766)                      360      20.4%

     Lower accrued incentive compensation expense accounted for much of the reduction in corporate expenses.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had outstanding debt of $120.7 million (including both long- and short-term debt) and cash of $1.2 million compared with $75 million in debt and $10 million in cash and cash equivalents respectively, at December 31, 1994. The long-term debt to total capitalization at September 30, 1995, was 43.3% compared with 33.6% at December 31, 1994.

     The Company had a current ratio of 3.31 to 1 at September 30, 1995 with approximately $86.4 million in working capital compared with 2.89 to 1 and $69.2 million, respectively, at December 31, 1994.

     On September 25, 1995, the Company amended its revolving credit facility. The amendment included an increase in the amount of the facility from $50 million to $100 million and an extension of the term to October, 2000.

     The Company had $45.6 million in unused, committed credit lines at September 30, 1995.

     During the first nine months of 1995, the Company used its operating cash flow plus $9.1 million of its cash reserves and $45.7 million of debt to pay dividends of $3.6 million, and acquire property, equipment and intangibles totaling $55.3 million. In addition, working capital has increased by $26.3 million, primarily due to sales growth in the polymer and environmental segments. Extended terms granted to certain customers are expected to return to normal over the course of the next six months.

     Management continues to explore other growth prospects in all of its major business segments. The Company has adequate financing to fund the existing growth plans.

                          PART II - OTHER INFORMATION

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   See Index to Exhibits immediately following the signature page.

        (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMCOL INTERNATIONAL CORPORATION



Date:    October 24, 1995                      /s/ John Hughes
      --------------------------           -------------------------------------
                                           John Hughes
                                           President and Chief Executive Officer


Date:    October 24, 1995                      /s/ Paul G. Shelton
      --------------------------           -------------------------------------
                                           Paul G. Shelton
                                           Senior Vice President and Chief
                                           Financial Officer


                                     -14

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
3.1       Restated Certificate of Incorporation of the Company(5)
3.2       Bylaws of the Company(1)
4         Article Fourth of the Company's Restated Certificate of Incorporation(5)
10.1      American Colloid Company 1983 Incentive Stock Option Plan(1); as amended(3)
10.2      American Colloid Company Pension Plan(3)
10.3      American Colloid Company Salaried Employees' Savings Plan and Trust(1); as amended(4)
10.4      Executive Medical Reimbursement Plan(1)
10.5      Lease Agreement for office space dated September 29, 1986 between the Company and American National Bank and Trust
          Company of Chicago(1);  as amended (8)
10.6      American Colloid Company 1987 Non-Qualified Stock Option Plan (2); as amended (6)
10.7      Change in Control Agreement dated April 1, 1994 by and between Registrant and John Hughes (6)
10.8      Change in Control Agreement dated April 1, 1994 by and between Registrant and Paul G. Shelton (6)
10.9      Change in Control Agreement dated December 15, 1992 by and between Registrant and Robert C. Steele (4)
10.10     Change in Control Agreement dated December 21, 1992 by and between Registrant and Lawrence E. Washow (4)
10.11     Change in Control Agreement dated December 15, 1992 by and between Registrant and Roger P. Palmer (4)
10.12     Change in Control Agreement dated January 24, 1994 by and between Registrant and Peter L. Maul (6)
10.13     American Colloid Company Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.14     American Colloid Company 1993 Stock Plan (6)
10.15     Credit Agreement by and among American Colloid Company and Harris Trust and Savings Bank, individually and as agent,
          NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994 (7); as amended, First Amendment to
          Credit Agreement dated September 25, 1995
10.16     Note Agreement dated October 1, 1994 between American Colloid Company and Principal Mutual Life Insurance Company (7)
27        Financial Data Schedule

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