Form 10-K
period 1995-12-31
AMCOL INTERNATIONAL CORP
filed 1996-03-28
CIK 813621

================================================================================
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934 [FEE REQUIRED]
                         For the Fiscal Year Ended December 31, 1995

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from ___________ to _________
                         Commission File Number: 0-15661

                         AMCOL INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                         DELAWARE                                                     36-0724340
 (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

    One North Arlington, 1500 West Shure Drive, Suite 500
            Arlington Heights, Illinois                                               60004-7803
         (Address of principal executive offices)                                     (Zip Code)

       Registrant's telephone number, including area code: (847) 394-8730

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           $.01 par value Common Stock
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the $.01 par value Common Stock, held by non-affiliates of the registrant on March 15, 1996, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $275,821,000.

     Registrant  had   19,177,407   shares  of  $.01  par  value  Common  Stock,
outstanding as of March 15, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be dated on or about April 8, 1996, are incorporated by reference into Part III hereof.
================================================================================
================================================================================

                                     PART I
Item 1.  Business

                                  INTRODUCTION

     AMCOL International Corporation was originally incorporated in South Dakota in 1924 as the Bentonite Mining & Manufacturing Co. Its name was changed to American Colloid Company in 1927, and in 1959, the Company was reincorporated in Delaware. In 1995, its name was changed to AMCOL International Corporation. Except as otherwise noted, or indicated by context, the term "Company" refers to AMCOL International Corporation and its subsidiaries.

     The Company may be generally divided into three principal categories of operations; minerals, absorbent polymers and environmental. The Company also operates a transportation business primarily for delivery of its own products. In general, the Company's products are used for their liquid-absorption properties. The Company is a leading producer of bentonite products, which have a variety of applications, including use as a bonding agent to form sand molds for metal castings, as a cat litter, as a moisture barrier in commercial construction and landfills, and in a variety of other industrial, commercial and agricultural applications. The Company also manufactures absorbent polymers, predominantly superabsorbent polymers, for use in disposable baby diapers and other personal care items, such as adult incontinence and feminine hygiene products.

     The following table sets forth the percentage contributions to net sales of the Company attributable to its mineral, absorbent polymer, environmental and transportation segments for the last five calendar years.

                                                                          Percentage of Sales
                                                                          -------------------

                                               1995           1994            1993           1992           1991
                                               ----           ----            ----           ----           ----

Minerals  ...............................       44.5%          58.2%          59.3%           63.3%          66.4%
Absorbent polymers ......................       34.7           22.1           23.6            17.1           12.9
Environmental ...........................       14.5           11.6            9.2            10.4           11.3
Transportation...........................        6.3            8.1            7.9             9.2            9.4
                                               ------         ------         ------          ------         ------

                                               100.0%         100.0%         100.0%          100.0%         100.0%
                                               ======         ======         ======          ======         ======

     Net revenues, operating profit and identifiable assets attributable to each of the Company's business segments are set forth in Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated herein by reference.

                                    MINERALS

     The Company's mineral business is principally conducted through American Colloid Company in the United States and Volclay Limited in the United Kingdom.

     Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to ten feet under overburden of up to 120 feet. There are two basic types of bentonite, each having different chemical and physical properties. These are commonly known as sodium (western) bentonite and calcium (southern) bentonite. A third type of clay, a less pure variety of calcium montmorillonite called fuller's earth, is used as a form of cat litter and as a carrier for agri-chemicals in addition to other minor applications.

     The Company's principal bentonite products are marketed under various internationally registered trade names, including VOLCLAY and PANTHER CREEK.
The Company's cat litter is sold under various trade names and private labels.

Principal Markets and Products

Durable Goods

     Metalcasting. In the formation of sand molds for metal castings, sand is bonded with bentonite and various other additives to yield the desired casting form and surface finish. The Company produces blended mineral binders containing sodium and calcium bentonites, sold under the trade name ADDITROL. In addition, several high-performance specialty products are sold to foundries and companies that service foundries.

     Iron Ore Pelletizing. The Company is a major supplier of sodium bentonite for use as a pelletizing aid in the production of taconite pellets in North America.

     Well Drilling. Sodium bentonite and leonardite are ingredients of drilling mud, which allow rock cuttings to be suspended and brought to the surface in oil and gas well drilling. Drilling mud lubricates the drilling bit and coats the underground formations to prevent hole collapse and drill bit seizing. The Company's primary trademark for this application is PREMIUM GEL.

     Other Industrial. The Company is a supplier of fuller's earth products for use as an oil and grease absorbent in industrial applications. It also produces bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt.

Consumable Goods

     Cat  Litter.  The  Company  produces  two types of cat litter  products,  a fuller's earth-based (traditional) product and a sodium bentonite-based scoopable (clumping) litter. The Company's scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Scoopable litter has grown to 42% of the U.S. grocery market for cat litter in 1995 from 0.4% in 1989. Both types of products are sold primarily to private label grocery and mass merchandisers, though the Company also sells its own brands to the grocery, pet store and mass markets. The Company's products are marketed under various trade names.

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

     Agricultural. Sodium bentonite, calcium bentonite and fuller's earth are sold as pelletizing aids in livestock feed and as anticaking agents for feeds during storage or in transit. Fuller's earth and sodium bentonite are used as carriers for agri-chemicals. Fuller's earth is also used as a drying agent in blending liquid and dry fertilizers prior to application.

Sales and Distribution

     In 1995, the top two customers accounted for approximately 9% of the Company's mineral sales, and the top five customers accounted for approximately 16% of such sales. Products are sold domestically and internationally to approximately 3,700 customers.

     The Company has established industry-specialized sales groups staffed with technically-oriented salespersons serving each of the Company's major markets. Certain groups have networks of distributors and representatives, including companies that warehouse at strategic locations.

     Most of its customers in the metalcasting industry are served on a direct basis by teams of Company sales, technical and manufacturing personnel. The Company also provides training courses and laboratory testing for customers who use the Company's products in the metalcasting process.

     Sales to the oil well drilling industry are primarily made directly to oil well drilling mud service companies, both under the Company's tradename and under private label. Because bentonite is a major component of drilling muds, two service companies have captive bentonite operations. The Company's potential market is, therefore, generally limited to those oil well service organizations which are not vertically integrated, or do not have long-term supply arrangements with other producers.

     Sales to the cat litter market are made on a direct basis and through industry brokers. All sales to the iron ore pelletizing industry are made directly to the end user. Sales to the Company's remaining markets are made primarily through independent distributors and representatives.

Competition

     Bentonite. The Company is one of the largest producers of bentonite products in the United States. There are at least four other major domestic producers of sodium bentonite and at least one other major domestic producer of calcium bentonite. Two of the domestic producers are companies primarily in other lines of business and have substantially greater financial resources than the Company. There also is substantial global competition. The Company's bentonite processing plants in the United Kingdom and Australia compete with a total of six U.K. and Australian processors. Competition in both the Company's domestic and international markets is essentially a matter of product quality, price, delivery, service and technical support, and it historically has been very vigorous.

     Fuller's Earth. There are approximately ten major competitors in the United States, some of which are larger and have substantially greater financial resources than the Company. Price, service, product quality and geographical proximity to the market are the principal methods of competition in the Company's markets for fuller's earth.

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

     CETCO sells bentonite, and its geosynthetic clay liner products under the BENTOMAT and CLAYMAX trade names, for lining and capping landfills and for
containment  in  tank  farms,  leach  pads,  waste  stabilization   lagoons  and
decorative ponds.

     The Company's VOLCLAY Waterproofing System is sold to the non-residential construction industry. This line includes a product sold under the registered trade name VOLCLAY PANELS consisting of biodegradable cardboard panels filled
with  sodium  bentonite   installed  to  prevent  leakage  through   underground
foundation walls. A waterproofing liner product with the trade name VOLTEX, a joint sealant product with the trade name WATERSTOP-RX and a waterproofing membrane for concrete split slabs and plaza areas sold under the trade name VOLCLAY SWELLTITE, round out the principal components of the product line.

     CETCO sells elastomeric urethane coatings for use in vehicular traffic decks, roofs, balconies and pedestrian walkways. The products, sold under the trade name ACCOGUARD, are among the more environmentally friendly primers and coatings available to the construction industry.

     CETCO's drilling products are used to install monitoring wells and water wells, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY GROUT, BENTOGROUT and VOLCLAY Tablets are among the trade names for products used in these applications.

     Bentonite-based flocculents and customized equipment are used to remove emulsified oils and heavy metals from wastewater. Bentonite-based products are formulated to solidify liquid waste for proper disposal in landfills. These products are sold primarily under the SYSTEM-AC, RM10 and SORBOND trade names.

     CETCO also specializes in providing absorption equipment and services to the environmental remediation industry, water treatment systems employing dissolved air flotation technology and activated carbon purification systems for the beverage and municipal water treatment industries. Its operations include a fully equipped engineering and fabrication facility for producing pressure vessels used in filtration applications. In addition, a network of regional service centers provides services and distribution to support markets such as remediation of petroleum-contaminated groundwater. The Company acquired a carbon regeneration facility during 1995, allowing for the regeneration and reuse of spent carbon obtained from its service centers.

Competition

     CETCO has four principal competitors in the geosynthetic clay liner market. The construction and wastewater treatment product lines are niche businesses which compete primarily with alternative technologies. The service center remediation business has three major competitors, one of which is substantially larger and with greater resources. The groundwater monitoring, well drilling and sealants products compete with the Company's traditional rivals in the sodium bentonite business. Competition is based on product quality, service, price, technical support and availability of product. Historically, the competition has been very vigorous.

Sales and Distribution

     In 1995, no customer accounted for more than 5% of environmental sales. CETCO products are sold domestically and internationally. CETCO sells most of its products through independent distributors and commissioned representatives. Contract remediation work is done on a direct basis working with consulting engineers engaged by the customers.

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

Research and Development

     The minerals and environmental segments share research and laboratory facilities. Both CETCO and the U.K. minerals operation have independent research capabilities. Technological developments are shared between the companies, subject to license agreements where appropriate.

Mineral Reserves

     Both the mineral and environmental segments have sodium bentonite reserves and processing plants. The discussion of mineral reserves which follows applies to both units.

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

     The Company has reserves of sodium and calcium bentonite at various locations in Wyoming, South Dakota, Montana, Nevada and Alabama, and reserves of fuller's earth in Tennessee and Illinois. At 1995 consumption rates, based on internal estimates, the Company believes that its proven reserves of commercially usable sodium bentonite will be adequate for approximately 30 years (although reserves for certain specialty uses differ significantly from this 30-year period) and that its proven reserves of calcium bentonite and fuller's earth will be adequate for approximately 20 years and in excess of 40 years, respectively. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling, or the cost of obtaining physical access would not be material.

     Of the total reserves, approximately 20% are located on unpatented mining claims owned or leased by the Company, on which the Company has the right to undertake regular mining activity. To retain possessory rights, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims which it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress as well as members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic, and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

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

     The following table shows a summary of minerals sold by the Company for the last five years in short tons:

                                                                        Tons of Minerals Sold (1)
                                                                        -------------------------

                                                                 1995       1994      1993       1992       1991
                                                                 ----       ----      ----       ----       ----
                                                                                     (In thousands)
     Sodium Bentonite:
         Belle Fourche, SD ...............................        133       203        147        124         96
         Upton, WY .......................................        434       424        351        334        344
         Colony, WY ......................................        809       791        701        776        695
         Lovell, WY ......................................        268       299        273        103         85



                                                                                    Tons of Minerals Sold (1)
                                                                                    -------------------------

                                                                 1995       1994      1993       1992       1991
                                                                 ----       ----      ----       ----       ----
                                                                                        (In thousands)
     Calcium Bentonite:
         Aberdeen, MS ....................................         63        70         61         62         43
         Sandy Ridge, AL .................................        170       174        167        155        142
     Fuller's Earth:
         Mounds, IL ......................................        203       242        239        225        211
         Paris, TN (2) ...................................         54        52         17         --         --
     Leonardite:
         Gascoyne, ND ....................................         19        17         15         13         20

(1)   May include minerals of a different type not mined at this location.
(2)   Acquired in 1992 and commenced operations in 1993.

     The Company estimates that available supplies of other materials utilized in its mineral business are sufficient to meet its production requirements for the foreseeable future.

Mining and Processing

     Bentonite. Bentonite is surface mined, generally with large earthmoving scrapers, and then loaded into trucks and off-highway haul wagons for movement to the processing plants. The mining and hauling of the Company's clay is done both by the Company and by independent contractors. Each of the Company's processing plants generally maintain stock piles of unprocessed clay of approximately four to eight months' production requirements.

     At the processing plants, bentonite is dried, crushed and sent through grinding mills, where it is sized into shipping form, then chemically modified where needed and transferred to silos for automatic bagging or shipment in bulk. Virtually all production is shipped as processed, rather than stored for inventory.

     Fuller's Earth. Fuller's earth is also surface mined using a combination of scrapers, dozers and loaders. Crude clay is then loaded into dump trucks and hauled to the processing plant where it is dried or calcined, crushed and screened. Inventories of unprocessed clay generally are no more than a two-week supply. Mining is thus performed on a year-round basis.

Product Development and Patents

     The Company works actively with customers in each of its major markets in order to develop commercial applications of specialized grades of bentonite, and it maintains a bentonite research center and laboratory testing facility adjacent to its corporate headquarters as well as one in the United Kingdom When a need for a product which will accomplish a particular goal is perceived, the Company will work to develop the product, research its marketability and study the feasibility of its production. The Company will also continue its practice of co-developing products with customers or others as new needs arise. The Company's development efforts emphasize markets with which it is familiar and products for which it believes there is a viable market.

     The Company holds a number of U.S. and international patents covering the use of bentonite and products containing bentonite. The Company follows the practice of obtaining patents on new developments whenever feasible. The Company, however, does not consider that any one or more of such patents is material to its Minerals and Environmental businesses as a whole.

Regulation and Environmental

     The Company believes it is in material compliance with applicable regulations now in effect with respect to surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 27 years, maintaining compliance with current regulations has not had a material effect on its mining costs. The costs of reclamation are reflected in the prices of the bentonite sold.

     The grinding and handling of dried clay is part of the production process, and, because it generates dust, the Company's mineral processing plants are subject to applicable clean air standards (including Title V of the Clean Air
Act). All of the Company's plants are equipped with dust collection systems. The Company has not had and does not presently anticipate any significant problems in connection with its dust emission, though it expects ongoing expenditures for the maintenance of its dust collection systems and required annual fees.

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

                               ABSORBENT POLYMERS

     Since the early 1970s, the Company has utilized a technique called modified bulk polymerization ("MBP") to manufacture water soluble polymers for the oil well drilling industry. This technique has been modified to produce superabsorbent polymers ("SAP"), a category of polymers known for its extremely high water absorbency. Chemdal Corporation was formed in 1986 to manufacture and market absorbent polymers, with primary emphasis on SAP. To date, the Company's sales of SAP have been almost exclusively for use as an absorbent in personal care products, primarily disposable baby diapers. The Company produces SAP at its U.S. facility with an annual capacity of 70,000 tons, and at its U.K. facility through Chemdal Limited, with an annual capacity of 40,000 tons.

     Demand for the Company's products in the United States has grown significantly in recent years as the amount of SAP used in new diaper designs has increased. SAP is more absorbent than the fluff pulp used in traditional disposable diapers. The use of SAP in diapers allows for a thinner diaper that occupies less shelf space in stores and less landfill space. SAP also helps to hold moisture inside the diaper, thereby causing less irritation to the wearer's skin and reducing leakage. Based upon the Company's expectations regarding consumer and retail preferences, the Company believes that SAP will continue to be used in new diaper designs. While no assurance can be given that markets in developing countries will follow the trends of developed countries, the Company also believes that disposable diapers containing increasing amounts of SAP will gain more acceptance in developing countries as per capita incomes in those countries rise.

Principal Products and Markets

     The Company's SAP is primarily marketed under the trade names ARIDALLAE and ASAPAE. To date, the Company's customers have been primarily private label and national brand diaper manufacturers. The Company believes that this segment of the diaper market has grown faster than the brand name segment, which currently accounts for the majority of that market. During 1995, the Company began selling to manufacturers of brand name personal care products and is seeking to increase its sales to that segment of the market.

Sales and Distribution

     The Company sells SAP to the personal care market in the United States on a direct basis and, in other countries, both on a direct basis and through distributors. The Company expects to rely increasingly on a direct sales approach in the personal care market. The Company's direct sales efforts employ a team approach that includes both technical and marketing representatives. In 1995, the top two customers accounted for approximately 45% of the Company's polymer sales, and the top five customers accounted for approximately 58% of such sales.

Research and Development

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

     The Company knows of four acrylic acid suppliers in the United States, three in Europe and four in the Far East. The Company is aware that at least five of these suppliers manufacture SAP and, therefore, compete with the Company in this market.

     Potassium and sodium alkalies are available on a commercial basis worldwide with no meaningful limitations on availability. Catalysts are available from a small number of high-technology chemical manufacturers; however, the Company does not anticipate any difficulties in obtaining catalysts.

Competition

     The Company believes that there are approximately five polymer manufacturers and several importers that compete with its U.S. operation, several of which have substantially greater resources than the Company. The Company's U.K. operation competes with a total of approximately seven producers and several importers. Only one producer has substantially more production capacity and several producers have greater resources than the Company. Further, several of these competitors are vertically integrated and produce acrylic acid, the primary cost component of SAP. The competition in both the Company's domestic and international markets is primarily a matter of product quality and price, and it historically has been very vigorous. The Company believes that its polymer manufacturing process has enabled it to add polymer production capacity at a lower capital investment cost than that required by other processes currently in widespread commercial use.

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

                                 TRANSPORTATION

     The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of its own products in package and bulk form throughout the continental United States. Through its transportation operations, the Company is better able to control costs, maintain delivery schedules and assure equipment availability. The long-haul trucking subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 1995, approximately 74% of the revenues of this segment involved the Company's products.

                       FOREIGN OPERATIONS AND EXPORT SALES

     Approximately 35% of the Company's 1995 net sales were to customers in approximately 60 countries other than the United States. To enhance its overseas market penetration, the Company maintains a mineral processing plant in the United Kingdom A processing plant, 60% owned by the Company, operates in Australia, as well as a blending plant in Canada. Through a joint venture, the Company also has the capability to process minerals in Mexico. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom and Australia, where it is processed and mixed with other clays and distributed throughout Europe and Australia. The Company's U.S. bentonite is also shipped in bulk to Japan. The Company also maintains a worldwide network of independent dealers, distributors and representatives.

     The Company produces absorbent polymers at its U.S. and U.K. plants, and serves markets in Western Europe, South America, Asia and the Middle East.

     The Company's international operations are subject to the usual risks of doing business abroad, such as currency devaluations, restrictions on the transfer of funds and import and export duties. The Company, to date, has not been materially affected by any of these risks.

     See Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated by reference for sales attributed to foreign operations and export sales from the United States.

                                    EMPLOYEES

     As of December 31, 1995, the Company employed 1,375 persons, 241 of whom were employed overseas. At December 31, 1995, there were approximately 751, 289, 261 and 24 persons employed in the Company's minerals, absorbent polymers, environmental and transportation segments, respectively, along with 50 corporate employees. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 187 of the Company's employees in the United States and approximately 33 of the Company's employees in the United Kingdom are represented by six labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

Item 2.  Properties

     The Company and its subsidiaries operate the following principal plants, mines and other facilities, all of which are owned, except as noted:

Location                                   Principal Function

MINERALS

     Belle Fourche, SD..................    Mine and process sodium bentonite
     Colony, WY (two plants)............    Mine and process sodium bentonite
     Upton, WY .........................    Mine and process sodium bentonite
     Mounds, IL.........................    Mine and process fuller's earth
     Paris, TN..........................    Mine and process fuller's earth
     Rock Springs, NV...................    Mine and process calcium bentonite and diatomaceous earth
     Gascoyne, ND.......................    Mine and process leonardite
     Aberdeen, MS.......................    Process calcium bentonite
     Letohatchee, AL....................    Package and load calcium bentonite
     Sandy Ridge, AL....................    Mine and process calcium bentonite; blend ADDITROLAE
     Columbus, OH (1)...................    Blend ADDITROLAE; process chromite sand
     Granite City, IL (1)...............    Package cat litter; process chromite sand
     Waterloo, IA.......................    Blend ADDITROLAE
     Albion, MI (1).....................    Blend ADDITROLAE
     York, PA...........................    Blend ADDITROLAE; package cat litter
     Chattanooga, TN....................    Blend ADDITROLAE
     Neenah, WI.........................    Blend ADDITROLAE
     Toronto, Ontario, Canada...........    Blend ADDITROLAE
     Geelong, Victoria, Australia (1)...    Process bentonite; blend ADDITROLAE
     Birkenhead, Merseyside, U.K. (2)...    Process bentonite and chromite sand; blend ADDITROLAE;
                                            research laboratory

ENVIRONMENTAL
     Lovell, WY.........................    Mine and process sodium bentonite
     Villa Rica, GA ....................    Manufacture BentomatAEgeosynthetic clay liner
     Sulphur, LA .......................    Manufacture environmental equipment
     Fairmount, GA (1)..................    Manufacture ClaymaxAEgeosynthetic clay liner
     Morgantown, WV (1).................    Reactivate spent carbon for Regeneration Technologies, Inc.
     Salt Lake City, UT (1).............    Sales and engineering for CETCO
     Various service centers (1)........    Distribution and service facilities for CETCO recycling services

ABSORBENT POLYMERS
     Aberdeen, MS.......................    Manufacture absorbent polymers
     Birkenhead, Merseyside, U.K. ......    Manufacture absorbent polymers; research laboratory and
                                            headquarters for Chemdal Limited
     Palatine, IL (1)...................    Chemdal Corporation headquarters; research laboratory

TRANSPORTATION
     Scottsbluff, NE....................    Transportation headquarters and terminal

CORPORATE
     Arlington Heights, IL (1) .........    Corporate headquarters; CETCO headquarters;
                                            Nanocor, Inc. headquarters; research laboratory


(1)   Leased.
(2)   Certain offices & facilities are leased.

Item 3.  Legal Proceedings

     The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.
                        Executive Officers of Registrant

     Name                    Age             Principal Occupation for Last Five Years
     ----                    ---             ----------------------------------------

John Hughes                  53       President and Chief Executive Officer since 1985; a Director since 1984.

Peter L. Maul                46       Vice  President  since 1993;  prior  thereto  Vice  President of Marketing at
                                      Chemstar,  Inc. 1986-1992;  prior thereto, Vice President at American Colloid
                                      Company.

Roger P. Palmer              59       Senior  Vice  President  since 1994 and  President  of Colloid  Environmental
                                      Technologies  Company since August 1994; prior thereto,  Vice President since
                                      1990  and  Vice  President  and  General  Manager  of  Colloid  Environmental
                                      Technologies  Company since 1991;  prior thereto,  Group Sales Manager of the
                                      Building Materials Group.

Clarence O. Redman           53       Secretary of the Company  since 1982;  a Director  since 1989 and Partner and
                                      Chief Executive Officer, Keck, Mahin & Cate (law firm).*

Paul G. Shelton              46       Senior Vice President - Chief  Financial  Officer since 1994 and President of
                                      AMCOL  International's  transportation  units since May 1994;  prior thereto,
                                      Vice President - Chief Financial Officer since 1984; a Director since 1988.

Robert C. Steele             43       Senior Vice President  since 1994 and President of American  Colloid  Company since May, 1994; prior thereto, Vice President since 1986.

Lawrence E. Washow           43       Senior  Vice  President  since 1994 and  President  of Chemdal  International
                                      Corporation  since  September  1992;  prior  thereto,  Vice  President of the
                                      Company and Vice President and General Manager of Chemdal  Corporation  since
                                      1986.
------------------

* Keck, Mahin & Cate has been retained as counsel to the Company.

     All officers of the Company are elected annually by the Board of Directors for a term expiring at the annual meeting of directors following their election or when their respective successors are elected and shall have qualified. All directors are elected by the stockholders for a three-year term or until their respective successors are elected and shall have qualified.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Common Stock is traded on The Nasdaq Stock Market under the symbol ACOL. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock, as reported by The Nasdaq Stock Market, and cash dividends declared per share. Prices and cash dividends have been adjusted to reflect three-for-two and two-for-one stock dividends paid in January 1993 and June 1993, respectively.



                                                                                                      Cash
                                                                                                    Dividends
                                                                      Stock Price                   Declared
                                                                -----------------------                Per
                                                                High              Low                 Share
                                                                ----             -----             ---------

Fiscal Year Ended December 31, 1995:
     1st Quarter ........................................      $14.63           $11.87             $ .0600
     2nd Quarter ........................................       16.25            12.75               .0600
     3rd Quarter ........................................       18.25            15.25               .0700
     4th Quarter ........................................       17.37            14.13               .0700
Fiscal Year Ended December 31, 1994:
     1st Quarter ........................................       25.25            13.50               .0600
     2nd Quarter ........................................       16.25            10.50               .0600
     3rd Quarter ........................................       16.00            12.00               .0600
     4th Quarter ........................................       17.75            13.75               .0600
Fiscal Year Ended December 31, 1993:
     1st Quarter ........................................       12.75             9.13               .0500
     2nd Quarter ........................................       15.63            11.25               .0500
     3rd Quarter ........................................       28.50            13.25               .0500
     4th Quarter ........................................       33.00            19.25               .0500

--------------------

     As of February 21, 1996, there were 2,304 holders of record of the Common Stock, excluding shares held in street name.


     The Company has paid cash dividends every year for over 58 years. The Company intends to continue to pay cash dividends on its Common Stock, but the payment of dividends and the amount and timing of such dividends will depend on the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

Item 6.  Selected Financial Data

     The following is selected financial data for the Company and its subsidiaries for the five years ended December 31, 1995. Per share amounts have been adjusted to reflect a two-for-one stock split and a three-for-two stock split effected in the nature of stock dividends in June 1993 and January 1993, respectively. All per share calculations are fully diluted, based on weighted average number of common and common equivalent shares outstanding during the year.

                              SUMMARY OF OPERATIONS
                (Dollars in thousands, except per share amounts)

PER SHARE                                1995             1994              1993              1992             1991
                                         ----             ----              ----              ----             ----

Shareholders' Equity           $         7.90     $        7.34     $        7.38   $          3.48   $        3.42
Net Income                                .90               .78               .76               .52             .26
Dividends                                 .26               .24               .20               .16             .15
Shares Outstanding                 19,679,480        19,486,520        17,223,854        16,480,644      15,898,944

INCOME DATA

Sales                            $    347,688      $    265,443       $   219,151     $     182,669     $   148,790
Gross Profit                           76,562            59,487            49,843            42,454          32,409
Operating Profit                       32,397            23,991            21,312            16,510           9,531
Net Interest Expense                   (6,727)           (2,332)           (3,036)           (3,484)         (4,363)
Net Other Income (Expense)              1,217               544               474              (325)            246
Pretax Income                          26,887            22,203            18,750            12,701           5,414
Income Taxes                            9,082             6,828             5,567             4,105           1,207
Net Income                             17,771            15,283            13,120             8,506           4,152

BALANCE SHEET

Current Assets (2)               $    126,337      $    108,691       $    95,870     $      63,072    $     64,660
Net Property, Plant
   & Equipment                        175,211           141,420            83,233            61,231          62,245
Total Assets (2)                      322,366           263,899           184,029           129,646         132,441
Current Liabilities                    35,882            36,617            27,401            21,092          21,534
Long-term Debt                        117,016            71,458            16,689            38,312          43,792
Shareholders' Equity (2)              155,494           143,073           127,132            57,338          54,316

RATIO ANALYSIS

Pretax Margin                             7.73%             8.36%            8.56%             6.95%           3.64%
Effective Tax Rate                       33.78             30.75            29.69             32.32           22.29
Net Margin                                5.11              5.76             5.99              4.66            2.79
Return On Ending Assets                   5.51              5.79             7.13              6.56            3.13
Return On Ending Equity                  11.43             10.68            10.32             14.83            7.64

OPERATING DATA

Operating Margins (1):
  Minerals                               10.19%            12.72%            9.47%            12.12%
  Absorbent Polymers                     14.00             13.58            19.97             11.77
  Environmental                          10.52              5.79            13.85             13.96
  Transportation                          4.88              4.74             4.02              3.96
  Total Operating Margin                  9.32              9.04             9.72              9.04

-------------------------
(1) The Company did not restate the segment information prior to 1992.
(2)  Restated 1991 through 1994 for change in inventory method.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Condition

     At December 31, 1995, the Company had outstanding debt of $121.1 million (including both long- and short-term debt) and cash and cash equivalents of $1.9 million, compared with $75.0 million in debt and $10.4 million in cash and cash equivalents at December 31, 1994. The long-term debt represented 42.9% of total capitalization at December 31, 1995, compared with 33.3% at December 31, 1994.

     The Company had a current ratio of 3.52 to 1 on December 31, 1995, with approximately $90.5 million in working capital, compared with 2.97 to 1 and $72.1 million, respectively, at December 31, 1994. The $18.4 million increase (25.5%) in working capital resulted from sales growth of 31.0%, and included increases in accounts receivable of $15.8 million (30.2%), inventories of $6.9 million (17.1%) and prepaid expenses of $3.1 million offset by an $8.5 million reduction in cash balances. Prepaid expenses include approximately $2.0 million in income taxes, which will be applied toward 1996 estimated tax payments. The cash balances were lower, as proceeds of the October 1994 private debt placement were invested in capital expenditures.

         On September 25, 1995, the Company increased its revolving credit facility from $50 million to $100 million and extended its term from October 1997 to October 2000. The Company had $43.2 million in unused, committed credit lines at December 31, 1995.

     The Company currently anticipates capital expenditures of approximately $40 million for 1996. Capacity expansion of the U.K. polymer operation and a modification of existing U.S. polymer capacity are anticipated; however, no acquisitions are included in the estimate.

         The current indicated annual dividend rate is $.28 per share. If the rate remains constant and the Board of Directors continues to declare dividends, the dividend payments will be approximately $5.4 million in 1996, compared with approximately $5.0 million in 1995.

         Management believes that the Company has adequate resources to fund the capital expenditures discussed above, the dividend payments and anticipated increases in working capital requirements through its existing, committed credit lines, cash balances and operating cash flow. In addition to the capital expenditures which have been authorized by the Board of Directors, management continues to explore growth opportunities in the environmental and minerals markets, as well as further capacity expansion in the polymer segment.

Results of Operations for the Three Years Ended December 31, 1995

     Net sales increased by $82.2 million, or 31.0% , from 1994 to 1995, and by $46.3 million, or 21.1%, from 1993 to 1994. Operating profits increased by $8.4 million, or 35.0%, from 1994 to 1995, and by $2.7 million, or 12.6%, from 1993 to 1994. A review of sales, gross profit, general, selling and administrative expenses, and operating profit by segment follows:

Minerals

                                                                    Year Ended December 31,
                         ----------------------------------------------------------------------------------------------
                               1995                1994              1993           1995 vs. 1994       1994 vs. 1993
                         ----------------  ---------------   ------------------   -----------------   -----------------

                                                                                     $        %          $         %
                                                                                   -----    -----      -----     -----
                                                            (Dollars in Thousands)

Net sales.......         $154,840  100.0%  $154,490  100.0%  $129,879    100.0%     350       0.2%   $24,611     18.9%
Cost of sales...         122,264    79.0%   121,213   78.5%   104,921     80.8%
                          -------  ------   -------  -----    ---------  -----
  Gross profit.           32,576    21.0%    33,277  21.5%     24,958     19.2%    (701)     -2.1%     8,319     33.3%
General, selling and
  administrative expenses 16,801    10.9%    13,632   8.8%     12,653      9.7%   3,169      23.2%       979      7.7%
                          ------    -----    ------  -----     ------     ----
Operating profit          15,775    10.1%    19,645  12.7%     12,305      9.5%  (3,870)    -19.7%     7,340     59.7%

         Sales increased in the durable goods and consumables sectors from 1993 to 1994, both domestically and overseas, as a result of an improved economy, higher U.K. sales volume, $2.3 million higher royalty income and a full year of sales to the agricultural carrier market. Sales decreased domestically during 1995 as royalties declined by approximately $3.8 million, as anticipated, and the principal customer for clay carrier products switched to a local, non-clay alternative at mid-year. Construction and environmental products contributed to the U.K. operation's sales growth, as did favorable translation exchange rates.

         Gross profit margins for 1995 declined from those of 1994 by approximately 2.3%, compared with a 12.0% improvement from 1993 to 1994. The 1993 to 1994 gross profit margin improvement was primarily related to the increased royalties, whereas the decline in gross profit margin from 1994 to 1995 was not as severe as would have been anticipated with the royalty decline, largely due to price increases in certain markets.

         General, selling and administrative expenses for 1995 increased by $3.2 million, or 23.2%, over 1994, which were 7.7% higher than the 1993 level. Higher costs for research and development, and management information systems contributed to the higher general, selling and administrative expense increase. A more precise division of expenses shared between minerals and corporate was accomplished during 1995 than for 1994, causing a higher percentage increase.

         The lower royalty level experienced in 1995 is anticipated to continue, as many of the agreements have been converted to fully paid licenses. Cat litter volume continues to grow. The cat litter facilities added during 1995, however, have yet to be fully utilized. This temporary overcapacity, plus lower business volumes which were experienced in other markets during the last months of 1995, are likely to depress operating margins in the near-term.

Absorbent Polymers

                                                                    Year Ended December 31,
                         ----------------------------------------------------------------------------------------------
                               1995                1994              1993           1995 vs. 1994       1994 vs. 1993
                         ----------------  ---------------   ------------------   -----------------   -----------------

                                                                                     $        %          $         %
                                                                                   -----     -----      -----     -----
                                                            (Dollars in Thousands)

Net sales.......        $120,762  100.0%   $58,591   100.0%   $51,820    100.0%    62,171    106.1%     $6,771      13.1%
Cost of sales...          94,924   78.6%    43,325    73.9%    36,127     69.7%
                          ------   -----    ------   -----    -------    -----
  Gross profit.           25,838   21.4%    15,266    26.1%    15,693     30.3%    10,572     69.3%       (427)     -2.7%
General, selling and
  administrative expenses  8,936    7.4%     7,307    12.5%     5,347     10.3%     1,629     22.3%      1,960      36.7%
                          ------   -----    ------    -----    ------     -----
Operating profit          16,902   14.0%     7,959    13.6%    10,346     20.0%     8,943    112.4%     (2,387)    -23.1%

         Sales of absorbent polymers for 1995 increased by 106.1% over 1994 levels on a unit sales volume increase of 116.1%. This compares to a 13.1% sales increase from 1993 to 1994 on a unit volume increase of 15.9%. The unit volume increase in 1995 was largely attributable to the growth in European market share.

         Gross profit margins declined 13.9% from 1993 to 1994 as capacity expanded from 30,000 metric tons to 80,000 metric tons. Unit sales volume increased only 16%. Gross margins declined a further 18.0% in 1995 as the cost of raw materials, principally acrylic acid, increased, and unit selling prices declined.

         The general, selling and administrative expense increase from 1993 to 1994 was directed to the marketing and administrative infrastructure to accommodate the growth which occurred from 1994 to 1995.

         Despite lower unit selling prices and higher raw material costs, the operating profit margin improved by 2.9% from 1994 to 1995 because of the increase in volume.

         The Company aggressively expanded its capacity from 1993 to 1995 to produce absorbent polymers. The Company began the three-year period with worldwide capacity of 20,000 metric tons, and ended with 110,000 metric tons. The Company's production capability is presently among the largest in the world. The expansions were undertaken ahead of the industry demand curve. Fourth quarter 1995 capacity utilization was approximately 56%, thus allowing for greater output as demand increases. Depreciation on the most recent U.S. expansion of 30,000 metric tons will be calculated on the units-of-production basis until the third quarter of 1996. All other depreciation is calculated using the straight-line method.

         Management anticipates lower average unit selling prices as larger volume customers are expected to account for a greater proportion of the sales. The average cost of acrylic acid is expected to be lower in 1996 than in 1995, however it is unknown whether the combination of lower acrylic costs and greater plant throughput will offset the expected price decline. Management does not anticipate a return of operating profit margins to the 20% level experienced during 1993.

Environmental

                                                                    Year Ended December 31,
                         ----------------------------------------------------------------------------------------------
                               1995                1994              1993           1995 vs. 1994       1994 vs. 1993
                         ----------------  ---------------   ------------------   -----------------   -----------------

                                                                                     $        %          $         %
                                                                                   -----    -----      -----     -----
                                                            (Dollars in Thousands)
Net sales.......          $50,420  100.0%   $30,726  100.0%   $20,108    100.0%  19,694     64.1%    $10,618      52.8%
Cost of sales...           34,964   69.3%    22,397   72.9%    12,937     64.3%
                          -------  ------   -------  ------   -------     -----
   Gross profit.           15,456   30.7%     8,329  27.1%      7,171     35.7%   7,127     85.6%      1,158      16.1%
General, selling and
  administrative expenses  10,151   20.1%     6,549  21.3%     4,387      21.8%   3,602     55.0%      2,162      49.3%
                           ------   -----     -----  -----     -----      -----
Operating profit            5,305   10.6%     1,780   5.8%     2,784      13.9%   3,525    198.0%     (1,004)    -36.1%

         Approximately 50% of the sales increase from 1994 to 1995 was attributable to acquisitions. A further 14% of the growth came from increased sales in international markets. Approximately 85% of the sales growth from 1993 to 1994 came from the combination of acquisitions and increased sales of BentomatAE environmental liner products.

         Gross profit margins in 1995 improved by 13.3%. Inventory charges and changes in distribution during 1994 accounted for the difference between 1994 and 1995. Increased sales of lower margin products and the non-recurring charges accounted for the 24.1% gross margin decline from 1993 to 1994.

         General, selling and administrative expenses increased from 1993 to 1994, primarily as a result of increased staff associated with the acquisitions and increased staffing in marketing, including the establishment of an international marketing department. The 1995 increase reflected further expansion of the international marketing group and additional staff associated with the Claymax acquisition.

Transportation

                                                                    Year Ended December 31,
                         ----------------------------------------------------------------------------------------------
                               1995                1994              1993           1995 vs. 1994       1994 vs. 1993
                         ----------------  ---------------   ------------------   -----------------   -----------------

                                                                                     $         %         $         %
                                                                                   -----      -----     -----     -----
                                                            (Dollars in Thousands)

Net sales.......        $21,666     100.0%  $21,636  100.0%   $17,344    100.0%    30        0.1%     $4,292      24.7%
Cost of sales...         18,974      87.6%   19,021   87.9%    15,323     88.3%
                        -------      -----  -------  ------   -------    ------
   Gross profit.          2,692      12.4%    2,615   12.1%     2,021     11.7%    77        2.9%        594      29.4%
General, selling and
  administrative expenses 1,635       7.5%    1,590    7.3%     1,324      7.6%    45        2.8%        266      20.1%
                         ------      -----   ------  ------    ------    ------
Operating profit          1,057       4.9%    1,025    4.8%       697      4.1%    32        3.1%        328      47.1%


         Increased brokerage of cat litter and environmental shipments fueled the growth in transportation revenues from 1993 to 1994. The conversion of shipments of bentonite used in the manufacturing of liner products from truck to rail offset the further revenue gains made in the shipment of cat litter products during 1995. Gross profit margins have benefitted from the high volume levels, as well as greater truck availability during the three-year period.

 Corporate

                                                                    Year Ended December 31,
                         ----------------------------------------------------------------------------------------------
                               1995                1994              1993           1995 vs. 1994       1994 vs. 1993
                         ----------------  ---------------   ------------------   -----------------   -----------------

                                                                                     $         %         $         %
                                                                                   -----      -----     -----     -----
                                                            (Dollars in Thousands)
General, selling and
  administrative expenses $ 6,642          $ 6,418           $ 4,820               224          3.5%     1,598     33.2%
                           ------           ------            -------
Operating loss..           (6,642)          (6,418)           (4,820)


         Corporate  costs  include   management   information   systems,   human
resources, investor relations and corporate communications, finance, purchasing, research costs for new markets and corporate governance costs.

         During 1994, the Company installed a new management information system and significantly increased research and development activities. These expenditures continued into 1995. The 1995 expenses reflected a more precise split of the costs previously shared by minerals and corporate.

         The Company is actively engaged in research and development efforts to create new applications for its reserves of bentonite. The Company has formed a wholly-owned subsidiary, Nanocor, Inc., to capitalize on its research and development progress in bentonite-based nanocomposites. When incorporated into plastics, bentonite-based nanocomposites can produce material with significantly improved properties that encompass a variety of commercial applications. Nanocor's technologies are still in the developmental stage, but management feels that these products have the potential to become a significant part of the Company's future growth.

         An incremental increase in research and development costs of approximately $2 million is expected for 1996 as Nanocor, Inc. expands its product development efforts. All costs associated with Nanocor, Inc. will be carried in corporate for 1996.

Net interest expense

         Net interest expense increased by $4.4 million from 1994 to 1995 as a result of higher borrowing levels primarily associated with capital expenditures and acquisitions. Net interest expense for 1994 was $.7 million lower than in 1993 as a result of higher levels of capitalized interest.

Other income (expense)

         Other income for 1995 included investment grants of approximately $.5 million and a $.6 million gain related to the cancellation of an interest rate swap, compared with $.5 million of investment grants in 1994 and $.5 million in recovered defense costs in 1993.

Income taxes

         The income tax rate for 1995 was 33.8% compared with 30.8% in 1994 and 29.7% in 1993. The estimated effective tax rate for 1996 is 36%.

Earnings Per Share

         Earnings per share were calculated using the weighted average number of shares, including common stock equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common stock equivalents. The 1993 weighted average shares outstanding were approximately
17.2 million shares compared with approximately 19.5 million shares and 19.7 million shares in 1994 and 1995, respectively. An equity offering of 3.5 million shares was completed in October 1993, accounting for most of the difference in the shares outstanding between the periods.

Item 8.  Financial Statements and Supplementary Data

         See the Index to Financial Statements and Financial Statement Schedules on Page F-1. Such Financial Statements and Schedules are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The table below lists the names and ages of all directors and nominees of the Company, and all positions each person holds with the Company.


                      Board of Directors of the Registrant

Arthur Brown, 55, (2)
Chairman,President and Chief Executive Officer of Hecla Mining Company. Director since 1990.

Robert E. Driscoll, III, 57, (2, 5)
Former Dean and Professor of Law,  University of South  Dakota.  Director  since
1985.

Raymond A. Foos, 67, (2, 3)
Former Chairman of the Board, President and Chief Executive Officer of Brush Wellman, Inc. (manufacturer of beryllium and specialty materials). Director since 1981.

John Hughes, 53, (1)
President and Chief Executive Officer, AMCOL International Corporation. Director since 1984.

Robert C. Humphrey, 77, (1, 3, 4)
Retired Chairman of the Board, NBD Bank Evanston, N.A. Director since 1977, except for a three-month period in 1989.

Jay D. Proops, 54, (1, 3)
Private investor and former Vice Chairman and co-founder of The Vigoro Corporation. Director since June 1995.

C. Eugene Ray, 63, (1, 2, 3, 4)
Chairman of the Board since 1988. Former Executive Vice President - Finance of Signode Industries, Inc. (manufacturer of industrial strapping products). Director since 1981.

Clarence O. Redman, 53, (1, 5)
Partner and Chief Executive Officer of the law firm of Keck, Mahin & Cate. Secretary of the Company since 1982. Director since 1989.

Paul G. Shelton, 46, (1)
Senior  Vice  President  -  Chief   Financial   Officer,   AMCOL   International
Corporation. Director since 1988.

Dale E. Stahl, 48, (1, 3)
President and Chief Operating Officer of Gaylord Container Corporation. Director since June 1995.

Paul C. Weaver, 33, (1, 2)
Senior Corporate Account Manager for Nielsen Marketing Research. Director since May 1995.

(1)  Member of Executive Committee of the Board of Directors
(2)  Member of Audit Committee
(3)  Member of Compensation Committee
(4)  Member of Nominating Committee
(5)  Member of Option Committee

     Additional information regarding the directors of the Company is included under the caption "Election of Directors", "Information Concerning Members of the Board" and "Compliance with Section 16(a) of the Securities Exchange Act." in the Company's proxy statement to be dated on or about April 8, 1996, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

     Information regarding the above is included under the caption "Compensation and Other Transactions with Management" in the Company's proxy statement to be dated on or about April 8, 1996, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding the above is included under the caption "Security Ownership" in the Company's proxy statement to be dated on or about April 8, 1996, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding the above is included under the caption "Compensation and Other Transactions with Management" in the Company's proxy statement to be dated on or about April 8, 1996, and is incorporated herein by reference.

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

      (d)     See Index to Financial Statements and Financial
              Statement Schedules on Page F-1.

Item 14(a)   Index to Financial Statements and Financial Statement Schedules

                                                                                                              Page
(1)      Financial Statements:
         Independent Auditors' Report......................................................................     F-2
         Consolidated Balance Sheets, December 31, 1995 and 1994...........................................     F-3
         Consolidated Statements of Operations,
             Years ended December 31, 1995, 1994, and 1993.................................................     F-4
         Consolidated Statements of Stockholders' Equity,
             Years ended December 31, 1995, 1994, and 1993.................................................     F-5
         Consolidated Statements of Cash Flows,
             Years ended December 31, 1995, 1994, and 1993.................................................     F-6
         Notes to Consolidated Financial Statements........................................................     F-7

(2)      Financial Statement Schedules:
         Schedule II -- Valuation and Qualifying Accounts..................................................    F-21

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

                          Independent Auditors' Report






The Board of Directors and Stockholders
AMCOL International Corporation:

     We have audited the consolidated financial statements of AMCOL International Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           KPMG PEAT MARWICK LLP


Chicago, Illinois
March 8, 1996

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                      ASSETS
                                                                                                  December 31,
                                                                                           -----------------------
                                                                                               1995        1994
                                                                                            ---------   ---------
Current assets:
   Cash and cash equivalents............................................................. $     1,888   $  10,389
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $1,601 and $1,336....................      65,267      49,144
     Other...............................................................................       1,162       1,764
   Inventories...........................................................................      47,205      40,302
   Advance mining........................................................................       2,678       2,363
   Prepaid expenses......................................................................       5,355       2,213
   Current deferred tax asset............................................................       2,782       2,516
                                                                                             --------  ----------
      Total current assets...............................................................     126,337     108,691
                                                                                              -------   ---------
Property, plant, equipment, and mineral rights and reserves:
   Land and mineral rights and reserves..................................................      12,626      12,438
   Depreciable assets....................................................................     263,904     213,094
                                                                                              -------   ---------
                                                                                              276,530     225,532
   Less accumulated depreciation.........................................................     101,319      84,112
                                                                                              ------- -----------
                                                                                              175,211     141,420
Other assets:
   Goodwill, less accumulated amortization of $1,937 and $1,424..........................      14,109       7,895
   Other intangible assets, less accumulated amortization of $6,464 and $5,351...........       6,709       5,893
                                                                                          -----------  ----------
                                                                                               20,818      13,788
                                                                                          -----------  ----------
                                                                                          $   322,366 $   263,899
                                                                                          =========== ===========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations........................................... $     3,875 $     3,334
   Current capital lease obligations.....................................................         194         173
   Accounts payable......................................................................      18,777      19,373
   Accrued income taxes..................................................................          __         807
   Accrued liabilities...................................................................      13,036      12,930
                                                                                           ----------  ----------
     Total current liabilities...........................................................      35,882      36,617
                                                                                           ----------  ----------
Long-term obligations:
   Long-term debt........................................................................     116,517      70,756
   Long-term capital lease obligations...................................................         499         702
                                                                                           ----------   ---------
                                                                                              117,016      71,458
                                                                                           ----------   ---------
Deferred income tax liabilities..........................................................       6,819       5,474
Estimated accrued reclamation............................................................       4,826       4,839
Other liabilities........................................................................       1,898       2,041
                                                                                           ----------  ----------
                                                                                               13,543      12,354
Minority interest in subsidiary..........................................................         431         397
                                                                                           ----------  ----------

Stockholders' equity:
   Common stock, par value $.01 per share. Authorized 50,000,000 shares, issued
      21,343,864 shares..................................................................         213         213
   Additional paid-in capital............................................................      74,967      74,279
   Retained earnings.....................................................................      86,703      73,911
   Cumulative translation adjustments....................................................      (2,351)     (1,865)
                                                                                           ----------   ---------
                                                                                              159,532     146,538
Less:
   Treasury stock (2,209,653 shares in 1995 and 2,329,522 shares in 1994)................
                                                                                               (4,038)     (3,465)

                                                                                              155,494     143,073
                                                                                          $   322,366 $   263,899
                                                                                          ===========  ==========

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                                                               Year Ended December 31,
                                                                                     ------------------------------------
                                                                                        1995          1994        1993
                                                                                     ----------   ----------- -----------
    Net sales......................................................................    $347,688     $265,443   $ 219,151
    Cost of sales..................................................................     271,126      205,956     169,308
                                                                                      ---------     --------   ---------
         Gross profit..............................................................      76,562       59,487      49,843
    General, selling and administrative expenses...................................      44,165       35,496      28,531
                                                                                      ---------    ---------  ----------
         Operating profit..........................................................      32,397       23,991      21,312
                                                                                      ---------    ---------  ----------
    Other income (expense):
       Interest expense, net.......................................................      (6,727)      (2,332)     (3,036)
       Other, net..................................................................       1,217          544         474
                                                                                      ----------   ---------   ---------
                                                                                         (5,510)      (1,788)     (2,562)
                                                                                     ------------ ----------   ---------
         Income before income taxes and minority interest in net income of subsidiary
                                                                                         26,887       22,203      18,750
    Income taxes...................................................................       9,082        6,828       5,567
                                                                                      ---------    ---------   ---------
         Income before minority interest in net  income of subsidiary..............      17,805       15,375      13,183
    Minority interest in net income of subsidiary..................................
                                                                                            (34)         (92)        (63)
                                                                                      ---------     --------    --------
         Net income................................................................   $  17,771     $ 15,283    $ 13,120
                                                                                      =========     ========    ========
    Earnings per share.............................................................   $     .90    $     .78   $     .76
                                                                                      =========    =========   =========


          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                (Dollars in thousands, except per share amounts)


                          Common Stock
                      --------------------
                        Number             Additional             Cumulative
                          of                 Paid-in   Retained   Translation  Treasury    Loan to
                        Shares     Amount    Capital   Earnings   Adjustment    Stock      Officer    Total
                      ----------   ------  ----------- ---------  ------------ --------    -------    -----
Balance at
   December 31, 1992. 18,843,864 $  9,422  $  1,487     $53,446   $(2,782)    $(4,090)     $(144)  $   57,339
Net income...........        --       --         --      13,120        --          --         --       13,120
Cash dividends ($.20
   per share)........        --       --         --      (3,323)       --          --         --      (3,323)
Repayment of loan to         --       --         --          --        --          --        144         144
   officer...........
Cumulative foreign
   exchange                  --       --         --          --      (537)         --         --        (537)
   translation
   adjustment........
Amended par value of
   common shares
   from $1.00 per
   share to $0.01            --   (9,328)     9,328          --        --          --         --         --
   per share.........
Two-for-one stock            --       94         --         (94)       --          --         --         --
   split.............
Purchase of 380
   treasury shares...        --       --         --          --        --          (3)        --          (3)
Sale of 385,438
   treasury shares...        --       --      1,051          --        --         509         --       1,560
Sale of 2,500,000
   common shares..... 2,500,000       25      58,808                   --          --         --      58,833
                      ---------      ---     -------    -------    -------     -------     ------- - -------
Balance at
   December 31, 1993. 21,343,864     213     70,674      63,149    (3,319)     (3,584)        --     127,133
Net income...........        --       --         --      15,283        --          --         --      15,283
Cash dividends ($.24
   per share)........        --       --         --      (4,521)       --          --         --      (4,521)
Cumulative foreign
   exchange                  --       --         --          --     1,454          --         --       1,454
   translation
   adjustment........
Purchase of 33,956
   treasury shares...        --       --         --          --        --        (443)        --        (443)
Sale of 420,142
   treasury shares...        --       --       3,605         --        --         562         --       4,167
                      ---------  --------  ---------   --------  ---------   ---------   -------    --------
Balance at
   December 31, 1994. 21,343,864     213      74,279     73,911    (1,865)     (3,465)        --     143,073
Net income..........         --       --          --     17,771        --          --         --      17,771
Cash dividends ($.26
   per share)........        --       --          --     (4,979)       --          --         --      (4,979)
Cumulative foreign
   exchange                  --       --          --         --      (486)                    --        (486)
   translation
   adjustment........
Purchase of 58,000
   treasury shares...        --       --          --         --        --        (838)        --        (838)
Sale of  177,869
   treasury shares           --       --         688         --        --         265         --         953
                        -------   -------    -------    -------   --------    --------     -----    --------

Balance at
   December 31, 1995. 21,343,864 $     213   $74,967    $86,703   $(2,351)    $(4,038)     $  --   $  15,283
                      ========== =========   =======    =======   ========    ========     =====   =========


          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                        Year Ended December 31,
                                                                                   1995         1994        1993
                                                                                ---------     --------   --------
     Cash flow from operating activities:
        Net income............................................................. $  17,771     $15,283     $13,120
        Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, depletion, and amortization............................    21,289      14,442      10,584
          Increase (decrease) in allowance for doubtful accounts...............       265        (500)        574
          Increase (decrease) in deferred income taxes.........................     1,345        (651)        (38)
          Increase (decrease) in estimated accrued reclamation.................       (13)          7         129
          Increase (decrease) in other noncurrent liabilities..................       (32)        623         (52)
          (Gain) loss on sale of depreciable assets............................      (254)       (356)        (89)
          Minority interest in net income of subsidiary........................        34          93          63
          (Increase) decrease in current assets:
            Accounts receivable................................................   (15,786)    (11,289)     (7,581)
            Inventories........................................................    (6,903)    (10,662)     (8,618)
            Advance mining.....................................................      (315)       (325)        (60)
            Prepaid expenses...................................................    (3,142)        238         142
            Current deferred tax asset.........................................      (266)       (396)       (205)
          Increase (decrease) in current liabilities:
            Accounts payable...................................................      (596)      8,345       3,216
            Accrued income taxes...............................................      (807)     (1,482)        307
            Accrued liabilities................................................       105       2,133       2,999
                                                                                 --------    --------    --------
              Net cash provided by operating activities........................    12,695      15,503      14,491
                                                                                   ------     -------    --------
     Cash flow from investing activities:
        Proceeds from sale of depreciable assets...............................       775         690         170
        Acquisition of land, mineral reserves, and depreciable assets..........   (62,782)    (80,958)    (33,320)
        (Increase) decrease in other assets....................................      (313)          29        831
                                                                                ----------  ----------  ---------
             Net cash used in investing activities.............................   (62,320)    (80,239)    (32,319)
                                                                                  --------   --------     -------
     Cash flow from financing activities:
        Proceeds from issuance of debt.........................................   109,984      77,715          30
        Principal payments of debt and capital lease obligation................   (63,864)    (22,725)    (21,866)
        Proceeds from common stock issuance....................................        --          --      58,833
        Proceeds from sale of treasury stock...................................       953       4,167       1,560
        Dividends paid.........................................................    (4,979)     (4,521)     (3,323)
        Other..................................................................      (837)       (499)        (71)
                                                                                 ---------  ---------   ---------
           Net cash provided by (used in) financing activities.................    41,257      54,137      35,163
                                                                                  -------    --------    --------
     Cumulative translation adjustment.........................................      (133)        486        (285)
                                                                                 ---------  ---------    --------
     Net increase (decrease) in cash and cash equivalents......................    (8,501)    (10,113)     17,050
     Cash at beginning of year.................................................    10,389      20,502       3,452
                                                                                  -------    --------    --------
     Cash and cash equivalents at end of year.................................. $   1,888     $10,389     $20,502
                                                                                =========     =======     =======

     Supplemental Disclosures of Cash Flows Information:
     Actual cash paid for:
        Interest............................................................... $   7,791    $  3,636    $  3,399
                                                                                =========    ========    ========
        Income taxes...........................................................  $ 10,066    $  9,143    $  4,246
                                                                                 ========    ========    ========


          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies

     Company Operations

     AMCOL International Corporation (the Company) may be divided into three principal categories of operations; minerals, absorbent polymers and environmental. The Company also operates a transportation business primarily for delivery of its own products. The Company's revenues are derived 44% from the minerals operation, 35% from absorbent polymers, 15% from environmental and 6% from transportation operations. The Company's sales were approximately 65% domestic and 35% overseas.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries are wholly-owned except for one of the Australian subsidiaries, which is 60% owned by the Company, and a 49% interest in a Mexican subsidiary, which is accounted for at cost. All material intercompany balances and transactions, including profits on inventories, have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) or moving average methods. During 1995, in order to better match revenues and expenses, the Company adopted the FIFO method for certain inventories that had previously used the last-in, last-out (LIFO) method for determining cost. The Company has applied this change in method retroactively to January 1, 1991, which resulted in an increase in retained earnings of $1,753. The effect on the statement of operations was immaterial.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

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

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is being amortized on the straight-line method over periods of 15 to 40 years. Other intangibles, including trademarks and noncompete agreements, are amortized on the straight-line method over periods of up to ten years.

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

     Research and Development

     Research  and  development   costs,   included  in  general,   selling  and
administrative expenses, were approximately $4,801, $2,353, and $1,764 for the years ended December 31, 1995, 1994, and 1993.

     Earnings Per Share

     Earnings per share are computed by dividing net income by the weighted average of common shares outstanding after consideration of the dilutive effect of stock options outstanding at the end of each period. The weighted average number of common and common equivalent shares outstanding was 19,679,480 for 1995, 19,486,520 for 1994, and 17,223,854 for 1993.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies (Continued)

     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly-liquid investments with original maturities of three months or less as cash equivalents.

     Reclassification

     Certain items in the 1994 and 1993 consolidated  financial  statements have
been  reclassified  to  comply  with  the  consolidated   financial   statements
presentation for 1995.

 (2)  Business Segment and Geographic Area Information

     The Company operates in three major industry segments--minerals, absorbent polymers and environmental, and also operates a transportation business. The minerals segment mines, processes, and distributes clays and products with similar applications to various industrial and consumer markets. The absorbent polymers segment produces and distributes superabsorbent polymers primarily for use in consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long haul trucking business and a freight brokerage business which provide services to both the Company's plants and outside customers.

     Intersegment sales are insignificant. Operating profit is defined as sales and other income directly related to a segment's operations, less operating expenses, which do not include interest costs.

     Identifiable assets by segments are those assets used in the Company's operations in that segment. Corporate assets are primarily cash and cash equivalents, corporate leasehold improvements and miscellaneous equipment.

     Export sales included in the United States were approximately $28,691, $17,430, and $12,206 for the years ended December 31, 1995, 1994, and 1993. One customer accounted for approximately 11% of sales in 1995.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)


(2)   Business Segment and Geographic Area Information (Continued)

     The following summaries set forth certain financial information by business segment and geographic area for the years ended December 31, 1995, 1994, and 1993.


                                                                              1995           1994           1993
                                                                            --------       --------       --------
Business Segment:
   Revenues:
     Minerals.........................................................      $154,840       $154,490       $129,879
     Absorbent polymers...............................................       120,762         58,591         51,820
     Environmental....................................................        50,420         30,726         20,108
     Transportation...................................................        21,666         21,636         17,344
                                                                            --------       --------       --------
      Total                                                                 $347,688       $265,443       $219,151
                                                                            ========       ========       ========

   Operating profit:
     Minerals.........................................................     $  15,775      $  19,645      $  12,305
     Absorbent polymers...............................................        16,902          7,959         10,346
     Environmental....................................................         5,305          1,780          2,784
     Transportation...................................................         1,057          1,025            697
     Corporate........................................................        (6,642)        (6,418)        (4,820)
                                                                           ---------      ---------      ---------
      Total                                                                $  32,397      $  23,991      $  21,312
                                                                           =========      =========      =========

   Identifiable assets:
     Minerals.........................................................      $134,250       $128,788       $105,561
     Absorbent polymers...............................................       126,392         95,121         44,021
     Environmental....................................................        50,264         28,570         11,937
     Transportation...................................................         1,235          1,242          1,311
     Corporate........................................................        10,225         10,178         21,199
                                                                            --------       --------       --------
      Total                                                                 $322,366       $263,899       $184,029
                                                                            ========       ========       ========

   Depreciation, depletion, and amortization:
     Minerals.........................................................     $  10,748     $    9,506     $    8,236
     Absorbent polymers...............................................         7,176          3,476          1,940
     Environmental....................................................         2,432            906            229
     Transportation...................................................            35             30             25
     Corporate........................................................           898            524            154
                                                                           ---------      ---------      ---------
      Total                                                                $  21,289      $  14,442      $  10,584
                                                                           =========      =========      =========

   Capital expenditures:
     Minerals.........................................................     $  20,021      $  23,979      $  14,808
     Absorbent polymers...............................................        24,178         44,606         15,465
     Environmental....................................................        16,775         10,373          1,074
     Transportation...................................................            61             66             18
     Corporate........................................................         1,747          1,934          1,955
                                                                           ---------      ---------      ---------
      Total                                                                $  62,782      $  80,958      $  33,320
                                                                           =========      =========      =========


                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)


(2)   Business Segment and Geographic Area Information (Continued)

                                                                              1995          1994           1993
                                                                            --------      ---------      --------

Geographic area:
   Sales to unaffiliated customers from:
     North America....................................................      $255,920       $226,483      $188,598
     Europe...........................................................        89,842         37,154        28,974
     Australia........................................................         1,926          1,806         1,579
                                                                            --------       --------      --------
      Total                                                                 $347,688       $265,443      $219,151
                                                                            ========       ========      ========

   Sales or transfers between geographic areas:
     North America....................................................      $  5,416      $   4,086      $  1,962
     Europe...........................................................            86            103            --
     Australia........................................................            --             --            --
                                                                            --------       --------      --------
      Total                                                                 $  5,502       $  4,189      $  1,962
                                                                            ========       ========      ========

   Operating profit from:
     North America....................................................      $ 23,047       $ 22,639      $ 19,059
     Europe...........................................................         9,471            972         2,055
     Australia........................................................           109            360           261
     Adjustments and eliminations.....................................          (230)            20           (63)
                                                                            --------       --------      --------
      Total                                                                 $ 32,397       $ 23,991      $ 21,312
                                                                            ========       ========      ========

   Identifiable assets in:
     North America....................................................      $246,242       $199,175      $154,176
     Europe...........................................................        73,175         65,886        30,412
     Australia........................................................         2,314          1,582         1,276
     Adjustments and eliminations.....................................           635         (2,744)       (1,835)
                                                                            --------       --------      --------
      Total                                                                 $322,366       $263,899      $184,029
                                                                            ========       ========      ========


(3)  Inventories

     Inventories consisted of:

                                                                                        1995          1994
                                                                                      ---------     ---------

     Crude stockpile inventories..................................................... $  10,284     $   9,388
     In-process inventories..........................................................    19,421        15,386
     Other raw material, container, and supplies inventories.........................    17,500        15,528
                                                                                       --------      --------
                                                                                       $ 47,205      $ 40,302
                                                                                       ========      ========


                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)


(4)  Property, Plant, Equipment, and Mineral Rights and Reserves

     Property, plant, equipment, and mineral rights and reserves consisted of the following:


                                                                             December 31            Depreciation/
                                                                       ----------------------       Amortization-
                                                                           1995         1994         Annual Rates
                                                                       ---------    ---------       -------------
    Mineral rights and reserves......................................  $  10,084    $  10,358
    Other land.......................................................      2,542        2,080
    Buildings and improvements.......................................     48,969       40,773       2.2% to 20.0%
    Machinery and equipment..........................................    214,935      172,321       5.0% to 33.3%
                                                                         -------     --------
                                                                        $276,530     $225,532
                                                                        ========     ========

     Depreciation and depletion were charged to income as follows:

                                                                          1995         1994         1993
                                                                        --------     --------     --------

Depreciation expense..................................................  $ 19,209    $  13,045      $ 9,086
Depletion expense.....................................................       587          588          515
                                                                        --------     --------      -------
                                                                        $ 19,796    $  13,633      $ 9,601
                                                                        ========     ========      =======

(5)   Income Taxes

     The components of the provision for domestic and foreign income tax expense for the years ended December 31, 1995, 1994 and 1993 consist of:



                                                                                        1995        1994         1993
                                                                                      --------    --------    --------

      Income  before  income  taxes  and  minority  interest  in net  income  of subsidiary:
         Domestic.................................................................    $22,796      $21,810     $17,051
         Foreign..................................................................      4,091          393       1,699
                                                                                      -------      --------    -------

                                                                                      $26,887      $22,203     $18,750
                                                                                      =======      =======     =======
      Provision for income taxes:
         Domestic Federal
           Current................................................................   $  5,283     $  5,416    $  4,037
           Deferred...............................................................        390         (370)        (34)
         Domestic State
           Current................................................................      1,358        1,548         788
           Deferred...............................................................         43          (38)        (62)
         Foreign
           Current................................................................      1,362          911         985
           Deferred...............................................................        646         (639)       (147)
                                                                                     --------     --------    --------
                                                                                     $  9,082     $  6,828    $  5,567
                                                                                     ========     ========    ========


                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(5)  Income Taxes (Continued)

     The components of the deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                                                                                 1995          1994
                                                                                               --------     ---------
    Deferred tax assets:
       Accounts receivable, due to allowance for doubtful accounts........................... $     620     $     434
       Inventories, due to additional costs inventoried for tax purposes pursuant to the Tax
          Reform Act of 1986 and reserve for obsolete inventories............................       848         1,044
       Other.................................................................................     7,210         6,018
                                                                                               --------      --------
         Total deferred tax assets...........................................................     8,678         7,496
                                                                                               --------      --------
    Deferred tax liabilities:
       Plant and equipment, due to differences in depreciation...............................    (9,379)       (6,942)
       Land and mineral reserves, due to differences in depletion............................    (2,385)       (2,389)
       Inventories, due to change in accounting method.......................................      (915)       (1,098)
       Other.................................................................................       (36)          (25)
                                                                                              ----------    ----------
         Total deferred tax liabilities......................................................   (12,715)      (10,454)
                                                                                              ----------    ----------
         Net deferred tax liability.......................................................... $  (4,037)    $  (2,958)
                                                                                              ==========    ==========

     The following analysis reconciles the statutory Federal income tax rate to the effective tax rates:

                                                             1995                      1994                    1993
                                                   ----------------------- ------------------------- ----------------------
                                                               Percent of               Percent of               Percent of
                                                                 Pretax                   Pretax                   Pretax
                                                     Amount      Income       Amount      Income      Amount       Income
                                                    --------   ----------    --------   ----------   --------    ----------

     Domestic and foreign taxes on income at
        United States statutory rate..............    $9,410      35.0%       $7,771       35.0%      $6,563       35.0%
     Increase (decrease) in taxes resulting from:
        Percentage depletion......................      (840)     (3.1)         (781)      (3.5)        (690)      (3.7)
        State taxes...............................     1,358       5.0         1,510        6.8          726        3.9
        Other.....................................      (846)     (3.1)       (1,672)      (7.5)      (1,032)      (5.5)
                                                     -------    ------        ------     ------       ------     ------
                                                      $9,082      33.8%       $6,828       30.8%      $5,567       29.7%
                                                      ======    ======        ======     ======       ======     ======

(6)   Long-term Debt

     Long-term debt consisted of the following:

                                                                                                   December 31,
                                                                                           -----------------------
                                                                                              1995         1994
                                                                                           ---------    ----------
  Short-term debt supported by revolving credit agreement................................  $  57,618     $   7,982
  Term note, at 9.68% (Series D).........................................................     11,420        14,280
  Term note, at 7.36% (Series A).........................................................     25,000        25,000
  Term note, at 7.83% (Series B).........................................................     10,000        10,000
  Term note, at 8.10% (Series C).........................................................     15,000        15,000
  Industrial Revenue Bond, at 68% of prime...............................................      1,050         1,283
  Other notes payable, at 0% to 10%......................................................        304           545
                                                                                            --------     ---------
                                                                                             120,392        74,090
  Less current portion...................................................................      3,875         3,334
                                                                                            --------     ---------
                                                                                           $ 116,517     $  70,756
                                                                                           =========     =========

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)


(6)   Long-term Debt (Continued)

     The Company has a committed $100,000 revolving credit agreement which matures October 31, 2000, with an option to extend for three one-year periods. As of December 31, 1995, there was $43,167 available in unused lines of credit. The revolving credit note is a multi-currency agreement which allows the Company to borrow at various interest rates including, but not limited to, prime and an adjusted LIBOR rate plus .375% to .75% depending upon debt to capitalization ratios and the amount of the credit line used.

     The Industrial Revenue Bond outstanding at December 31, 1995, is payable in equal semi-annual installments of $117 until the year 2000. The Aberdeen, Mississippi, bentonite operations of the Company are pledged as collateral. The carrying value of the pledged assets at December 31, 1995 was $1,956.

     Maturities of long-term debt at December 31, 1995 are as follows:


                                                1996        1997         1998       1999         2000    Thereafter
                                              -------     -------      --------   --------     --------  ----------
     Short-term debt supported by
        revolving credit agreement.........   $   699     $    --     $     --    $     --      $56,919  $     --
     Term note, at 9.68% (Series D)........     2,860       2,860         2,860      2,840           --        --
     Term note, at 7.36% (Series A)........        --       4,000         9,500     11,500           --        --
     Term note, at 7.83% (Series B)........        --          --            --         --           --    10,000
     Term note, at 8.10% (Series C)........        --          --            --         --           --    15,000
     Industrial Revenue Bond, at 68% of
        prime..............................       233         233           233        233          118
     Other notes payable, at 0% to 10%.....        83          86            40         45           50
                                               ------    --------    ----------  ----------  ----------   -------
                                               $3,875      $7,179       $12,633    $14,618      $57,087   $25,000
                                               ======      ======       =======    =======      =======   =======

     The estimated fair value of the term notes above at December 31, 1995, was $65,364 based on discounting future cash payments at current market interest rates for loans with similar terms and maturities.

     All loan agreements include covenants which require the maintenance of specific minimum amounts of working capital, tangible net worth and financial ratios and limit additional borrowings and guarantees. The Company is not required to maintain a compensating balance.

(7)  Financial Instruments

     The Company uses financial instruments, principally swaps, forward contracts and options, in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with its committed exposures.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(7)  Financial Instruments (Continued)

     Realized and unrealized foreign exchange gains and losses are recognized and offset against foreign exchange gains or losses on the underlying exposures. The interest differential paid or received on swap agreements is recognized as an adjustment to interest. The Company had $25,000 interest rate swap in place at December 31, 1994. During June 1995, the swap was cancelled for a gain of $632. The gain was recorded as other income.

     At December 31, 1995, the Company had $3,825 of forward exchange contracts outstanding. The fair value of these contracts and the Company's other financial instruments (except for term notes - see note (6)) approximates their carrying value.

(8)   Leases

     The Company leases certain railroad cars, trailers, computer software, office equipment, and office and plant facilities. Total rent expense under operating lease agreements was approximately $2,283, $1,920, and $1,721 in 1995, 1994, and 1993, respectively. Rent expense on railroad cars is offset by mileage earnings paid by the railroads of approximately $115, $124, and $137 in 1995, 1994, and 1993, respectively.

     Railroad cars and computer software under capital leases are included in machinery and equipment as follows:

                                                                                           December 31,
                                                                                       --------------------
                                                                                        1995          1994
                                                                                       ------       -------
       Railroad cars and computer software........................................     $1,768        $1,768
          Less accumulated amortization...........................................      1,291         1,139
                                                                                      -------       -------
                                                                                      $   477       $   629
                                                                                      =======       =======

     The following is a schedule of future minimum lease payments for the capital leases and for operating leases (with initial terms in excess of one year) as of December 31, 1995:

                                                                                     Operating Leases
                                                                             -----------------------------------
                                                                 Capital
                                                                  Leases      Domestic     Foreign        Total
                                                                 ------      ---------     -------      --------
Year ending December 31:
   1996......................................................    $  237      $   3,710     $  141       $  3,851
   1997......................................................       237          2,310        112          2,422
   1998......................................................       171          1,872         69          1,941
   1999......................................................       114          1,652         40          1,692
   2000......................................................         0            937         27            964
   Thereafter................................................         0            774         50            824
                                                               --------      ---------    -------       --------
Total minimum lease payments.................................       759       $ 11,255     $  439        $11,694
                                                                              ========     ======        =======

Less amount representing interest............................        66
                                                                -------
Present value of net minimum lease payments..................    $  693
                                                                 ======

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(9)   Employee Benefit Plans

     The Company has noncontributory pension plans covering substantially all of its domestic employees. The Company's funding policy is to contribute annually the maximum amount calculated using the actuarially determined entry age normal method that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future. The plan is fully funded for tax purposes.

     Pension cost in 1995, 1994, and 1993 was comprised of:

                                                                                1995          1994       1993
                                                                              --------     --------    --------
Service cost................................................................  $    980     $    996    $    746
Interest cost...............................................................     1,094          964         834
Actual return on plan assets................................................    (1,988)       1,354        (995)
Net amortization and deferral...............................................       482       (2,863)       (134)
                                                                               -------      -------     -------
Net periodic pension cost...................................................  $    568     $    451    $    451
                                                                              ========     ========    ========

     The following table summarizes the funded status and amounts recognized in the Company's balance sheet at December 31, 1995 and 1994:

                                                                                           1995          1994
                                                                                         --------      --------
Actuarial present value of benefit obligations-accumulated benefit obligation,
   including vested benefits of $10,716 in 1995 and $8,835 in 1994...................    $ 11,469     $   9,522
                                                                                         ========     =========

Projected benefit obligation.........................................................    $(15,966)     $(13,942)
Plan assets at fair value............................................................      16,690        15,321
                                                                                        ---------     ---------
Projected benefit obligation less than plan assets...................................         720         1,379
Unrecognized net (gain) loss.........................................................      (1,101)       (1,049)
Unrecognized net obligation at January 1, 1986, being amortized over a period from
   19-21 years.......................................................................      (1,319)       (1,457)
                                                                                        ---------     ---------
Pension liability included in accrued liabilities....................................   $  (1,696)     $ (1,127)
                                                                                        =========      ========

     The Company's pension benefit plan was valued as of October 1, 1995 and 1994, respectively. Approximately 94% of the plan assets are invested in common stocks, corporate bonds and notes, and guaranteed income contracts purchased from insurance companies. The remainder of the plan assets are invested in cash and a real estate trust.

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1995 and 8.0% in 1994, while the rate of increase in future compensation levels was 5.5% in 1995 and 6.0% in 1994. The expected long-term rate of return on plan assets was 9.0% in 1995 and 9.0% in 1994.

     The Company also has a savings plan for its domestic personnel. The Company has contributed an amount equal to an employee's contribution up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $985 in 1995, $963 in 1994, and $854 in 1993.

     The foreign pension plans, not subject to ERISA, are funded using individual annuity contracts and therefore, are not included in the information noted above.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10)  Stockholders' Equity

     On August 23, 1993, the Board of Directors authorized up to 2,500,000 shares of common stock, $.01 par value per share, to be offered and sold pursuant to a public offering. The public offering was completed on October 27, 1993. The par value for these additional shares was increased by $25 and additional paid-in capital was increased by $58,808, the total of which represents the net proceeds from the sale of 2,500,000 shares of common stock.

     On May 10, 1993, the stockholders of AMCOL International Corporation approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 12 million to 50 million. The stockholders also approved an amendment to change the par value of the common stock from $1.00 per share to $0.01 per share. Additional paid-in capital was increased and common stock reduced by $9,328 for the change in the par value of the common stock.

     On May 10, 1993, the Board of Directors declared a two-for-one stock split effected in the nature of a stock dividend to stockholders of record on June 8, 1993, which was paid June 23, 1993. The par value of these additional shares was capitalized by a transfer of $94 from retained earnings to common stock.

     All current and prior-year common share and per share disclosures have been restated to reflect the stock dividends.

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

                                                                                                 Option price
                                                             1995         1994         1993        per share
                                                           --------     --------    ---------   ---------------
Options outstanding at January 1......................      873,971      990,667    1,123,076   $2.00 to $11.75
Granted  .............................................            0            0      254,540
                                                                                                         $11.75
Exercised.............................................     (171,869)    (113,756)    (363,840)  $2.00 to $11.75
Cancelled.............................................       (7,334)      (2,940)     (23,109)  $2.92 to $11.75
                                                             ------       ------      -------
Options outstanding at December 31....................      694,768      873,971      990,667   $2.92 to $11.75
                                                            =======      =======      =======
Options exercisable at December 31....................      471,536      471,225      374,876
                                                            =======      =======      =======
Shares available for future grant at December 31......            0            0            0
                                                            =======      =======      =======

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)


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

                                                                                                  Option price
                                                               1995        1994         1993       per Share
                                                             --------    --------   --------    ----------------
   Options outstanding at January 1......................    198,975       84,150           0    $17.75 to $20.50
   Granted...............................................    134,450      117,045      84,150    $12.38 to $20.50
   Exercised.............................................          0            0           0               $0.00
   Cancelled.............................................    (11,635)      (2,220)          0    $12.38 to $17.75
                                                             --------     -------     -------
   Options outstanding at December 31....................    321,790      198,975      84,150    $12.38 to $20.50
                                                             =======      =======     =======
   Options exercisable at December 31....................          0            0           0
                                                             =======      =======     =======
   Shares available for future grant at December 31......    518,210      641,025     755,850
                                                             =======      =======     =======

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

                                                                                                 Option price
                                                              1995        1994         1993        per Share
                                                           --------     --------     --------   ----------------
Options outstanding at January 1......................      140,656      144,400      162,000   $ 2.92 to $17.25
Granted...............................................       17,000        2,256        4,000   $13.25 to $17.75
Exercised.............................................       (6,000)      (6,000)     (21,600)           $  2.92
Cancelled.............................................         (800)           0            0             $13.25
                                                            -------      -------      -------
Options outstanding at December 31....................      150,856      140,656      144,400   $ 2.92 to $17.75
                                                            =======      =======      =======
Options exercisable at December 31....................      137,544      123,284      116,240
                                                            =======      =======      =======
Shares available for future grant at December 31......      136,744      153,744      156,000
                                                            =======      =======      =======


                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)


(12)  Accrued Liabilities

                                                                                          1995          1994
                                                                                       ----------    ----------
Estimated accrued severance taxes....................................................  $    1,048    $    1,410
Accrued employee benefits............................................................       1,837         1,246
Accrued vacation pay.................................................................       1,438         1,172
Accrued dividends....................................................................       1,344         1,140
Accrued bonus........................................................................         781           575
Accrued commissions..................................................................         578         1,125
Other................................................................................       6,010         6,262
                                                                                        ---------     ---------
                                                                                        $  13,036     $  12,930
                                                                                        =========     =========

(13)  Quarterly Results (Unaudited)

     Unaudited summarized results for each quarter in 1995 and 1994 are as follows:

                                                                                  1995 Quarter
                                                                 --------------------------------------------
                                                                  First       Second       Third      Fourth
                                                                 -------      -------     -------     -------
Minerals.....................................................    $39,097      $39,015     $38,203     $38,525
Absorbent Polymers...........................................     26,480       28,768      31,286      34,228
Environmental................................................      7,925       10,609      17,790      14,096
Transportation...............................................      5,248        5,268       5,699       5,451
                                                                 -------      -------     -------     -------
   Net Sales.................................................    $78,750      $83,660     $92,978     $92,300
                                                                 =======      =======     =======     =======
Minerals.....................................................   $  8,027       $9,221    $  7,624      $7,704
Absorbent Polymers...........................................      6,178        6,023       6,263       7,374
Environmental................................................      2,528        3,552       4,996       4,380
Transportation...............................................        643          633         719         697
                                                                 -------      -------     -------     -------
   Gross Profit..............................................    $17,376      $19,429     $19,602     $20,155
                                                                 =======      =======     =======     =======
Minerals.....................................................   $  3,791     $  4,588    $  4,145    $  3,251
Absorbent Polymers...........................................      4,084        3,700       3,869       5,249
Environmental................................................          9          966       2,706       1,624
Transportation...............................................        256          263         315         223
Corporate....................................................     (1,582)      (1,739)     (1,406)     (1,915)
                                                                 --------     --------    --------    --------
   Operating Profit..........................................   $  6,558     $  7,778    $  9,629    $  8,432
                                                                ========     ========    ========    ========
Net Income...................................................   $  3,631     $  4,688    $  4,917    $  4,535
                                                                ========     ========    ========    ========
Earnings per common and common equivalent share:.............  $    0.19    $    0.24   $    0.25   $    0.23
                                                                ========     ========    ========    ========

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                 (Dollars in thousands, except per share amounts


(13)  Quarterly Results (Unaudited) (Continued)


                                                                                  1994 Quarter
                                                                 --------------------------------------------
                                                                  First       Second       Third      Fourth
                                                                 -------      -------     -------     -------
Minerals.....................................................   $ 37,020      $37,756   $  38,217     $41,497
Absorbent Polymers...........................................     12,205       14,137      16,084      16,165
Environmental................................................      3,942        6,997      11,016       8,771
Transportation...............................................      4,679        5,122       5,658       6,177
                                                                 -------       ------    --------     -------
   Net Sales.................................................   $ 57,846      $64,012   $  70,975     $72,610
                                                                 =======       ======    ========     =======
Minerals.....................................................   $  6,882       $7,549   $   7,854     $10,992
Absorbent Polymers...........................................      3,160        3,444       4,502       4,160
Environmental................................................      1,288        1,584       3,441       2,016
Transportation...............................................        587          665         698         665
                                                                 -------       ------    --------     -------
   Gross Profit..............................................    $11,917      $13,242   $  16,495     $17,833
                                                                 =======       ======    ========     =======
Minerals.....................................................   $  3,593      $ 3,962   $  4,335    $  7,755
Absorbent Polymers...........................................      1,507        1,697       2,469       2,286
Environmental................................................        159          205       1,570        (154)
Transportation...............................................        222          268         304         231
                                                                 -------       ------    --------     -------
   Operating Profit..........................................   $  4,053      $ 4,688   $   6,912    $  8,338
                                                                 =======       ======    ========     =======
Net Income...................................................   $  2,490      $ 3,353   $   4,238    $  5,202
                                                                 =======       ======    ========     =======
Earnings per common and common equivalent share:.............   $   0.13      $  0.17   $    0.22    $   0.26
                                                                 =======       ======    ========     =======


                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)




                                                                     Additions
                                                               -----------------------
                                                                            Charged to
                                                Balance at     Charged to      other     Other charges   Balance at
                                              beginning of     costs and      account     add (deduct)     end of
 Year             Description                      year         expenses     describe        describe       year
------  ---------------------------------    -------------     ----------    ---------   --------------   ---------

  1995   Allowance for doubtful accounts          $1,336          $769          $--     $  (504)(1)       $1,601
                                                  ======          ====          ===     =======           ======

  1994   Allowance for doubtful accounts          $1,836          $978          $--     $(1,478)(1)(2)    $1,336
                                                  ======          ====          ===     =======           ======

  1993   Allowance for doubtful accounts          $1,262          $703          $--      $ (129)(1)       $1,836
                                                  ======          ====          ===     =======           ======

-----------

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

Date:  March 28, 1996

                                            AMCOL INTERNATIONAL CORPORATION

                                         By: /s/ John Hughes
                                            ---------------------------------
                                            John Hughes
                                            President; Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/   John Hughes                                             March 28, 1996
----------------------------------------
John Hughes
President; Chief Executive Officer
and Director


   /s/   Paul G. Shelton                                         March 28, 1996
----------------------------------------
Paul G. Shelton
Senior Vice President - Chief Financial
Officer; Treasurer and Director


   /s/   C. Eugene Ray                                           March 28, 1996
----------------------------------------
C. Eugene Ray
Director; Chairman of the Board


   /s/   Jay D. Proops                                           March 28, 1996

----------------------------------------
Jay D. Proops
Director


   /s/   Robert C. Humphrey                                      March 28, 1996
----------------------------------------
Robert C. Humphrey
Director


   /s/   Robert E. Driscoll, III                                 March 28, 1996
----------------------------------------
Robert E. Driscoll, III
Director


   /s/   Raymond A. Foos                                         March 28, 1996
----------------------------------------
Raymond A. Foos
Director

   /s/   Clarence O. Redman                                      March 28, 1996
----------------------------------------
Clarence O. Redman
Director


   /s/   Arthur Brown                                            March 28, 1996
----------------------------------------
Arthur Brown
Director


/s/    Dale E. Stahl                                             March 28, 1996
----------------------------------------
Dale E. Stahl
Director


/s/    Paul C. Weaver                                            March 28, 1996
----------------------------------------
Paul C. Weaver
Director

                               INDEX TO EXHIBITS

Exhibit
Number
3.1     Restated Certificate of Incorporation of the Company (5)
3.2     Bylaws of the Company (1), as amended
4       Article Fourth of the Company's  Restated  Certificate of  Incorporation
        (5)
10.1    AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as
        amended (3)*
10.4    Executive Medical Reimbursement Plan (1)*
10.5    Lease Agreement for office space dated  September 29, 1986,  between the
        Company and American  National  Bank and Trust Company of Chicago (1) as
        amended (8)
10.6    AMCOL  International  Corporation 1987  Non-Qualified  Stock Option Plan
        (2); as amended (6)*
10.7    Change  in  Control  Agreement  dated  April  1,  1994, by  and  between
        Registrant and John Hughes (6)*
10.8    Change  in  Control  Agreement  dated  April  1,  1994, by  and  between
        Registrant and Paul G. Shelton (6)*
10.9    Change in  Control  Agreement  dated  February  7, 1996, by and  between
        Registrant and Robert C. Steele
10.10   Change in  Control  Agreement  dated  February  7, 1996, by and  between
        Registrant and Lawrence E. Washow
10.11   Change in  Control  Agreement  dated  February  7, 1996, by and  between
        Registrant and Roger P. Palmer
10.12   Change in  Control  Agreement  dated  January  24, 1994, by and  between
        Registrant and Peter L. Maul (6)*
10.13   AMCOL International Corporation Dividend Reinvestment and Stock Purchase
        Plan (4); as amended (6)*
10.14   AMCOL International Corporation 1993 Stock Plan (6)*, as amended
10.15   Credit Agreement by and among AMCOL International Corporation and Harris
        Trust and Savings Bank,  individually  and as agent,  NBD Bank,  LaSalle
        National Bank and the Northern Trust Company dated October 4, 1994, (7);
        as amended, First Amendment to Credit Agreement dated September 25, 1996
        (9)
10.16   Note  Agreement  dated  October  1,  1994, between  AMCOL  International
        Corporation and Principal Mutual Life Insurance Company (7)
18      Letter regarding change in accounting principles
21      Subsidiary of the Company
23      Consent of Independent Public Accountants
27      Financial Data Schedule
----------------

(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1989.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.