Form 10-Q
period 1996-03-31
AMCOL INTERNATIONAL CORP
filed 1996-04-30
CIK 813621

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(x)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1996
                                                        or
(   )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number                      0-15661

                         AMCOL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                           Delaware                                             36-0724340
(State or other jurisdiction of  incorporation or organization)    (IRS Employer Identification No.)

    1500 West Shure Drive, Suite 500, Arlington Heights, Illinois 60004-7803
               (Address of principal executive offices) (Zip Code)

                                 (847) 394-8730
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 25, 1996
  (Common stock, $.01 par value)                             19,143,727

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX


                                                                                                    Page No.

Part I - Financial Information

         Item 1            Financial Statements

                           Condensed Consolidated Balance Sheet -
                           March 31, 1996 and December 31, 1995                                          1

                           Condensed Consolidated Statement of Operations -
                           three months ended March 31, 1996 and 1995                                    2

                           Condensed Consolidated Statement of Cash Flows -
                           three months ended March 31, 1996 and 1995                                    3

                           Notes to Condensed Consolidated Financial Statements                          4


         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                           5


Part II - Other Information

         Item 6            Exhibits and Reports on Form 8-K                                               9


                         Part I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                        March 31,               December 31,
                                                                          1996                       1995
                                                                    -----------------       ------------------

Current assets:                                                                                      *
     Cash and cash equivalents                                      $           3,535        $          1,888
     Accounts receivable                                                       66,044                  66,429
     Inventories                                                               47,944                  47,205
     Advance mining                                                             1,872                   2,678
     Prepaid expenses                                                           5,426                   5,355
     Current deferred tax asset                                                 2,782                   2,782
         Total current assets                                                 127,603                 126,337

Property, plant, equipment and mineral reserves                               279,669                 276,530
     Less accumulated depreciation                                            105,977                 101,319
                                                                              173,692                 175,211

Intangible assets                                                              15,628                  15,886

Other long-term assets                                                          5,038                   4,932
                                                                    $         321,961        $        322,366

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                   $           5,073        $          4,069
     Accounts payable                                                          19,143                  18,777
     Accrued liabilities                                                       13,961                  13,036
         Total current liabilities                                             38,177                  35,882

Long-term debt                                                                116,899                 117,016

Deferred credits and minority interest                                         13,454                  13,974

Stockholders' equity:
     Common stock                                                                 213                     213
     Additional paid-in capital                                                75,069                  74,967
     Foreign currency translation adjustment                                   (3,875)                 (2,351)
     Retained earnings                                                         86,494                  86,703
     Treasury stock                                                            (4,470)                 (4,038)
                                                                              153,431                 155,494
                                                                    $         321,961        $        322,366


                  *Condensed from audited financial statements.
              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)


                                                                                 Three Months Ended
                                                                                         March 31,
                                                                             1996                    1995
                                                                    -------------------      ------------------

Net sales                                                           $            85,536      $           78,750
Cost of sales                                                                    69,536                  61,374
     Gross profit                                                                16,000                  17,376
General, selling and administrative expenses                                     12,423                  10,818
     Operating profit                                                             3,577                   6,558
Other income (expense):
     Interest expense, net                                                       (2,055)                 (1,068)
     Other income, net                                                              255                     142
                                                                                 (1,800)                   (926)
     Income before income taxes and minority interest                             1,777                   5,632
Income taxes                                                                        640                   1,975
     Income before minority interest                                              1,137                   3,657
Net income of minority interest                                                      (6)                    (26)
     Net income                                                     $             1,131      $            3,631

Weighted average common and common
     equivalent shares                                                       19,659,827              19,589,537

Earnings per share                                                  $               .06      $              .19

Dividends declared per share                                        $               .07      $              .06



              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            1996                    1995
                                                                    -----------------        ----------------
Cash flow from operating activities:
     Net income                                                     $           1,131        $          3,631
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                              6,382                   4,385
         Other                                                                   (320)                    232
         (Increase)/decrease in current assets                                    185                  (6,318)
         Increase/(decrease) in current liabilities                             2,323                     750

         Net cash provided by (used in) operations                              9,701                  (2,680)

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                      (8,643)                (25,060)
     Sale of mineral reserves                                                   2,701                      --
     Other                                                                       (391)                  1,713

         Net cash used in investing activities                                 (6,333)                (23,347)

Cash flow from financing activities:
     Net change in outstanding debt                                              (145)                 14,224
     Dividends paid                                                            (1,340)                 (1,145)
     Other                                                                       (236)                    525

         Net cash provided by  financing activities                            (1,721)                 13,604

Net (decrease) in cash and cash equivalents                                     1,647                  (7,063)

Cash and cash equivalents at beginning of period                                1,888                  10,389

Cash and cash equivalents at end of period                          $           3,535        $          3,326

Supplemental Disclosure of Cash Flows Information (In thousands)

Actual cash paid for:
     Interest                                                       $             557        $            279

     Income taxes                                                   $             259        $            497



              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1:  BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1995, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1995, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1995. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Form 10-K which accompanies the 1995 Corporate Report.

     The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

     Certain items in the 1995 consolidated financial statements have been reclassified to comply with the consolidated financial statements presentation for 1996.

Note 2:  INVENTORIES

     Inventories at March 31, 1996 have been valued using the same methods as at December 31, 1995. The composition of inventories at March 31, 1996 and December 31, 1995, was as follows:

                                                                        March 31,               December 31,
                                                                           1996                     1995
                                                                    -----------------        ----------------


Crude stockpile and in-process inventories                          $          31,121        $         29,705

Other raw material, container and supplies inventories                         16,823                  17,500

                                                                    $          47,944        $         47,205


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

Three Months Ended March 31, 1996 vs. 1995

     Net sales increased by $6.8 million, or 8.6%, while gross profits and operating profits decreased by $1.4 million, or 7.9%, and $3.0 million, or 45.5%, respectively. Lower sales of agricultural carrier products and underutilized cat litter capacity in the minerals segment were the primary reasons for the gross profit decrease. Higher selling, general and administrative expenses associated with the development of the nanocomposite technology contributed to the lower operating profits. Net interest expense increased by $1.0 million, or 92.4%, as March 31, 1996 debt (both long and short-term) increased by $32.8 million, or 36.8%, over the prior year quarter. Also, approximately $.4 million of interest related to plant expansion was capitalized in the 1995 quarter. Earnings per share were $.06 for the 1996 quarter compared with $.19 for the 1995 quarter. A brief discussion by business segment follows:

                                                                Quarter Ended March 31,
                              ------------------------------------------------------------------------------------

                                          1996                       1995                      1996 v. 1995
                               -------------------------     -----------------------     -------------------------
Minerals                                                      (Dollars in Thousands)     $ Change         % Change
                                                                                         ---------        --------
Net sales                      $     38,002      100.0%      $     39,097     100.0%      $(1,095)           -2.8%
Cost of sales                        32,117       84.5%            31,070      79.5%

   Gross profit                       5,885       15.5%             8,027      20.5%       (2,142)          -26.7%
General, selling and
  administrative expenses             4,521       11.9%             4,236      10.8%          285             6.7%

   Operating profit                   1,364        3.6%             3,791       9.7%       (2,427)          -64.0%


     Sales decreased by $1.1 million, or 2.8% , over the prior year period. Significantly lower sales to agricultural carrier market and marginally lower sales to the durable goods markets accounted for the change. The incremental impact of the loss of the carrier business was significant to the lower gross profit in 1996. In addition, cost increases for packaging of cat litter, both raw materials and labor, adversely affected domestic margins. The Company expanded its litter packaging capability during the course of 1995, but current demand does not support the additional fixed costs associated with the facilities. Management is currently addressing the cost problems at these operations, in addition to its overall cost structure. Dramatic improvement in profitability is not anticipated for the second quarter of 1996. The increase in general, selling and administrative expenses was related to activities of the overseas subsidiaries. The U.K. operation has expanded its staff to service the European environmental market. During the second quarter of 1996, this group will become part of the environmental segment, resulting in restatement of prior disclosures of both minerals and environmental segment results for prior periods.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


                                                                Quarter Ended March 31,
                              ------------------------------------------------------------------------------------

                                          1996                       1995                      1996 v. 1995
                               -------------------------     -----------------------     -------------------------
Absorbent Polymers                                            (Dollars in Thousands)     $ Change         % Change
                                                                                         --------         --------
Net sales                          $ 32,046       100.0%      $26,480        100.0%      $ 5,566             21.0%
Cost of sales                        25,720        80.3%       20,302         76.7%

   Gross profit                       6,326        19.7%        6,178         23.3%          148             2.4%
General, selling and
  administrative expenses             2,479         7.7%        2,094          7.9%          385            18.4%

   Operating profit                   3,847        12.0%        4,084          15.4%        (237)           -5.8%


     Revenues increased by $5.6 million, or 21.0% over the prior year period as sales volume increased by 34.6%. Capacity utilization remained at approximately the same level as the fourth quarter of 1995, however European sales demand exceeded the U.K. plant production capability for its newer generation product, requiring supplemental shipments of finished product from the U.S. at lower margins. This situation is likely to continue until the third quarter of 1996, when the current U.K. plant modification and expansion is completed. The U.S. plant experienced lower shipments to Latin America as it undergoes a conversion from using an outside distributor to direct selling in one of its major markets. The lower sales are a result of the distributor reducing inventory levels in anticipation of the change. General, selling and administrative expenses increased by 18.4%. Bad debt provisions and increased costs associated with trade and company meetings accounted for more than 70% of the increase.


                                                                Quarter Ended March 31,
                              ------------------------------------------------------------------------------------

                                          1996                       1995                      1996 v. 1995
                               -------------------------     -----------------------     -------------------------
Environmental                                                (Dollars in Thousands)     $ Change         % Change
                                                                                        --------         --------
Net sales                      $     10,322      100.0%      $     7,925      100.0%     $     2,397        30.2%
Cost of  sales                        7,235       70.1%            5,397       68.1%

   Gross profit                       3,087       29.9%            2,528       31.9%             559        22.1%
General, selling and
  administrative expenses             2,835       27.5%            2,519       31.8%             316        12.5%

   Operating profit                     252        2.4%                9        0.1%             243     2,700.0%


     Sales increased by $2.4 million, or 30.2%, over the prior year period. Sales from businesses acquired during the second and third quarters of 1995 accounted for approximately 50% of the increase. International sales of other environmental products accounted for approximately 80% of the balance of the sales increase. General, selling and administrative expenses increased by 12.5%, largely as a result of the increased staffing associated with the

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



acquired businesses and increased marketing costs associated with international sales. The first quarter is generally the worst quarter for sales and operating profits in the environmental segment. First quarter 1996 results, while higher than the previous year quarter in both sales and operating profits, were hampered by extreme weather conditions in most of the United States, delaying customers' installations.


                                                                Quarter Ended March 31,
                              ------------------------------------------------------------------------------------

                                          1996                       1995                      1996 v. 1995
                               -------------------------     -----------------------     -------------------------
Transportation                                               (Dollars in Thousands)     $ Change         % Change
                                                                                        ---------        ---------
Net sales                      $      5,166      100.0%      $     5,248      100.0%     $     (82)         -1.6%
Cost of  sales                        4,464       86.4%            4,605       87.7%

   Gross profit                         702       13.6%              643       12.3%             59          9.2%

General, selling and
  administrative expenses               433        8.4%              387        7.4%             46         11.9%

   Operating profit                     269        5.2%              256        4.9%             13          5.1%


     General, selling and administrative expenses increased as a result of higher staffing of the brokerage operation. Higher brokerage margins offset the increased costs. Rapidly rising fuel costs are likely to have an adverse impact on the transportation operation margins beginning in the second quarter 1996. Fuel surcharges may be implemented, but are unlikely to absorb the full impact of the increased costs.

                                                                Quarter Ended March 31,
                              ------------------------------------------------------------------------------------

                                          1996                       1995                      1996 v. 1995
                               -------------------------     -----------------------     -------------------------
Corporate                                                     (Dollars in Thousands)     $ Change         % Change
                                                                                         ---------        --------
General, selling and
  administrative expenses      $      2,155                  $     1,582                 $      573         36.2%

   Operating loss                   ( 2,155)                      (1,582)                       (573)       36.2%



     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance, and corporate governance costs. The start-up of the nanocomposite business is also included in the corporate costs. The increase in costs is primarily attributable to the development and market launch of the Company's nanocomposite technology.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

     At March 31, 1996, the Company had outstanding debt of $122.0 million (including both long and short term debt) and cash of $3.5 million compared with $121.1 million in debt and $1.9 million in cash and cash equivalents at December 31, 1995. The long-term debt to total capitalization at March 31, 1996 was 43.2% compared with 42.9% at December 31, 1995.

     The Company had a current ratio of 3.34 to 1 at March 31, 1996 with approximately $89.4 million in working capital compared with 3.52 to 1 and $90.5 million, respectively, at December 31, 1995.

     During the first quarter of 1996, the Company paid dividends of $1.3 million, and acquired property plant and equipment totaling $8.6 million. These expenditures were funded from operations and from the sale of certain of its mineral reserves. The proceeds from the sale of these minerals were $2.7 million.

     The Company had $43.2 million in usused, committed credit lines at March 31, 1996. These credit facilities are adequate to fund the capital expenditure program approved by the Board of Directors at this time.

     Management continues to explore other growth prospects in the environmental and international minerals sectors, as well as yet further expansion in the polymer segment.

                           PART II - OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

                  (a) See Index to Exhibits immediately following the signature page.
                  (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMCOL INTERNATIONAL CORPORATION



Date: 4/25/96                 /s/      John Hughes
                              John Hughes
                              President and Chief Executive Officer



Date: 4/25/96                 /s/      Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number

3.1      Restated Certificate of Incorporation of the Company (5), as amended (10)
3.2      Bylaws of the Company (10)
4        Article Fourth of the Company's Restated Certificate of Incorporation (5)
10.1     AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.4     Executive Medical Reimbursement Plan (1)
10.5     Lease Agreement for office space dated September 29, 1986, between the Company and American
         National Bank and Trust Company of Chicago (1) as amended (8)
10.6     AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
10.7     Change in Control Agreement dated April 1, 1994, by and between Registrant and John Hughes (6)
10.8     Change in Control Agreement dated April 1, 1994, by and between Registrant and Paul G. Shelton (6)
10.9     Change in Control Agreement dated February 7, 1996, by and between Registrant and Robert C. Steele
         (10)
10.10    Change in Control Agreement dated February 7, 1996, by and between Registrant and Lawrence E.
         Washow (10)
10.11    Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer
         (10)
10.12    Change in Control Agreement dated January 24, 1994, by and between Registrant and Peter L. Maul (6)
10.13    AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.14    AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
10.15    Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank,
         individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated
         October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9)
10.16    Note Agreement dated October 1, 1994, between AMCOL International Corporation and Principal Mutual
         Life Insurance Company (7)
27       Financial Data Schedule

- ------------------------------

(1)      Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and
         Exchange Commission on July 27, 1987.
(2)      Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and
         Exchange Commission for the year ended December 31, 1988.
(3)      Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and
         Exchange Commission for the year ended December 31, 1989.
(4)      Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and
         Exchange Commission for the year ended December 31, 1992.
(5)      Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and
         Exchange Commission on September 15, 1993.
(6)      Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and
         Exchange Commission for the year ended December 31, 1993.
(7)      Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and
         Exchange Commission for the quarter ended September 30, 1994.
(8)      Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and
         Exchange Commission for the year ended December 31, 1994.
(9)      Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and
         Exchange Commission for the quarter ended September 30, 1995.
(10)     Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and
         Exchange Commission for the year ended December 31, 1995.
