Form 10-Q
period 1996-06-30
AMCOL INTERNATIONAL CORP
filed 1996-07-22
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
(x)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 1996
                                       or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at July 19, 1996
   (Common stock, $.01 par value)                        19,137,340

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX


                                                                                                 Page No.

Part I - Financial Information


         Item 1            Financial Statements

                           Condensed Consolidated Balance Sheet -
                           June 30, 1996 and December 31, 1995                                      1

                           Condensed Consolidated Statement of Operations -
                           six months and three months ended June 30, 1996 and 1995                 2

                           Condensed Consolidated Statement of Cash Flows -
                           six months ended June 30, 1996 and 1995                                  3

                           Notes to Condensed Consolidated Financial Statements                     4


         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                      5


Part II - Other Information


         Item 4            Submission of Matters to a Vote of Security Holders                     13


         Item 6            Exhibits and Reports on Form 8-K                                        13





                     Part I, Item I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                            June 30,               December 31,
                                                                             1996                      1995
                                                                     ---------------------     ----------------------
Current assets:                                                                                         *
     Cash and cash equivalents                                      $           1,315         $          1,888
     Accounts receivable                                                       80,135                   66,429
     Inventories                                                               45,632                   47,205
     Advance mining                                                             1,800                    2,678
     Prepaid expenses                                                           4,560                    5,355
     Current deferred tax asset                                                 2,782                    2,782
         Total current assets                                                 136,224                  126,337

Property, plant, equipment and mineral reserves                               281,875                  276,530
     Less accumulated depreciation                                            105,078                  101,319
                                                                              176,797                  175,211

Intangible assets                                                              15,707                   15,886

Other long-term assets                                                          4,749                    4,932
                                                                    $         333,477         $        322,366

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                   $           5,040         $          4,069
     Accounts payable                                                          19,396                   18,777
     Accrued liabilities                                                       17,385                   13,036
         Total current liabilities                                             41,821                   35,882

Long-term debt                                                                122,054                  117,016

Deferred credits and minority interest                                         13,057                   13,974

Stockholders' equity:
     Common stock                                                                 213                      213
     Additional paid-in capital                                                75,220                   74,967
     Foreign currency translation adjustment                                   (1,715)                  (2,351)
     Retained earnings                                                         88,143                   86,703
     Treasury stock                                                            (5,316)                  (4,038)
                                                                              156,545                  155,494
                                                                    $         333,477          $       322,366

                  *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)


                                                    Six Months Ended                        Three Months Ended
                                                        June 30,                                 June 30,
                                          -------------------------------------     -----------------------------------
                                                1996               1995                  1996                1995
                                            -------------     --------------        --------------      --------------


Net sales                                  $        182,297   $        162,410  $        96,761    $      83,660
Cost of sales                                       146,383            125,605           76,847           64,231
     Gross profit                                    35,914             36,805           19,914           19,429
General, selling and administrative
   expenses                                          25,482             22,469           13,059           11,651

     Operating profit                                10,432             14,336            6,855            7,778
Other income (expense):
     Interest expense, net                           (4,114)            (2,350)          (2,059)          (1,282)
     Other income, net                                  131                900             (124)             758
                                                     (3,983)            (1,450)          (2,183)            (524)

     Income from operations                           6,449             12,886            4,672            7,254
Income taxes                                          2,322              4,527            1,682            2,552


     Income before minority interest                  4,127              8,359            2,990            4,702
Net income of minority interest                         (13)               (40)              (7)             (14)

     Net income                                  $    4,114        $     8,319            2,983      $     4,688

Weighted average common and
       common equivalent shares                  19,540,809         19,621,263       19,475,371       19,681,117

Earnings per share                              $       .21       $        .42      $       .15      $       .24

Dividends declared per share                    $       .14       $        .12      $       .07      $       .06



              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                    -----------------------------------------------
                                                                            1996                       1995
                                                                    ----------------------      -------------------
Cash flow from operating activities:
     Net income                                                     $           4,114        $           8,319
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                             13,048                    9,056
         Other                                                                   (436)                     (52)
         (Increase)/decrease in current assets                                (10,723)                 (16,422)
         Increase/(decrease) in current liabilities                             5,963                      922

         Net cash provided by  operations                                      11,966                    1,823

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                     (21,339)                 (41,081)
     Sale of product line and mineral reserves                                  6,155                       --
     Other                                                                      1,234                    1,446

         Net cash used in investing activities                                (13,950)                 (39,635)

Cash flow from financing activities:
     Net change in outstanding debt                                             5,015                   33,069
     Dividends paid                                                            (2,675)                  (2,295)
     Other                                                                       (929)                     632

         Net cash provided by financing activities                              1,411                   31,406

Net decrease in cash and cash equivalents                                        (573)                  (6,406)

Cash and cash equivalents at beginning of period                                1,888                   10,389

Cash and cash equivalents at end of period                          $           1,315         $          3,983

Supplemental Disclosure of Cash Flows Information

Actual cash paid for:
     Interest                                                       $           2,386        $           3,367

     Income taxes                                                   $             816        $           3,497


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

                  The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2:  INVENTORIES

                  Inventories at June 30, 1996 have been valued using the same methods as at December 31, 1995. The composition of inventories at June 30, 1996 and December 31, 1995, was as follows:

                                                                          June 30,              December 31,
                                                                            1996                    1995
                                                                       ---------------       ---------------


Crude stockpile and in-process inventories                          $          28,201        $         29,705

Other raw material, container and supplies inventories                         17,431                  17,500
                                                                    -----------------        ----------------
                                                                    $          45,632        $         47,205




Note 3:  EARNINGS PER SHARE

                  Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding and the dilutive effect of stock options outstanding at the end of each period.

           Item II - AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                  The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Six Months Ended June 30, 1996 vs. 1995

         Net sales increased by $19.9 million, or 12.2%, while gross profit decreased by $.9 million, or 2.4%, as lower gross profit from the minerals segment offset improvements in other segments. Operating profit decreased by $3.9 million, or 27.2%, as general, selling and administrative expenses increased by $3.0 million primarily related to the expenses associated with the development of nanocomposite technology and the establishment of the European environmental unit. Net interest expense increased by $1.8 million, or 75.1%, as a result of higher debt levels. In the 1995 period, approximately $.9 million of construction-related interest was capitalized. Other income for 1995 included $.6 million related to a gain on the cancellation of an interest rate swap. Earnings were $.21 per share for the 1996 period, compared with $.42 per share for the prior year period on slightly fewer weighted average shares outstanding.

A brief discussion by business segment follows:

                                                             Six Months Ended June 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Minerals                                                          (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                      $    69,904       100.0%      $    70,566      100.0%      $     (662)       -0.9%
Cost of  sales                      59,419        85.0%           56,170       79.6%

   Gross profit                     10,485        15.0%           14,396       20.4%          (3,911)      -27.2%
General, selling and
  administrative expenses            7,748        11.1%            7,836       11.1%             (88)       -1.1%

   Operating profit                  2,737         3.9%            6,560        9.3%          (3,823)      -58.3%


                  Sales decreased by $.7 million, or .9%, from the prior-year period, reflecting significantly lower agricultural carrier sales and flat demand in the durable goods sector. Gross profit margins declined by 540 basis points due to the loss of agricultural carrier business and the higher costs associated with underutilized cat litter capacity. Staff reductions and lower packaging costs have been achieved, however the full impact will not be realized until later in 1996.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



                                                             Six Months Ended June 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Absorbent Polymers                                                (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                       $    66,148       100.0%     $    55,248      100.0%     $    10,900        19.7%
Cost of  sales                       53,714        81.2%          43,047       77.9%

   Gross profit                      12,434        18.8%          12,201       22.1%             233         1.9%
General, selling and
  administrative expenses             4,896         7.4%           4,417        8.0%             479        10.8%


   Operating profit                   7,538        11.4%           7,784       14.1%           (246)        -3.2%



                  Revenues increased by $10.9 million, or 19.7%, over the prior year as sales volume increased 34.9%. Gross profit margins declined by 330 basis points from the prior year, as raw material cost decreases were not sufficient to offset unit selling price declines. In addition, European sales demand exceeded the U.K. plant production capability for its new generation of products, requiring supplemental shipments of finished product from the U.S. at lower margins. Additional capacity came on line in the U.K. during July, 1996. The supplemental shipments from the U.S. are anticipated to stop in August, 1996. The cost of acrylic acid, the main raw material component of superabsorbent polymer, is expected to increase modestly during the third and fourth quarters of 1996. Bad debt provisions and increased costs associated with trade and company meetings accounted for most of the 10.8% increase in general, selling and administrative expenses.

                  The current worldwide superabsorbent polymer capacity for the Company is 120,000 metric tons. All announced expansions have been completed, though the U.S. plant is in the process of converting 20,000 tons of its capacity to newer technology.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                             Six Months Ended June 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Environmental                                                     (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                       $    35,330       100.0%     $     26,080     100.0%      $     9,250       35.5%
Cost of  sales                       23,782        67.3%           17,148      65.8%

   Gross profit                      11,548        32.7%            8,932      34.2%            2,616       29.3%
General, selling and
  administrative expenses             7,480        21.2%            6,138      23.5%            1,342       21.9%

   Operating profit                   4,068        11.5%            2,794      10.7%            1,274       45.6%


                  Sales increased by $9.3 million, or 35.5%, over the prior year, with approximately 55% of the increase coming from businesses acquired during the past 12 months. Sales have increased in virtually all product lines, partially fueled by increased international penetration. Gross profit margins declined by 150 basis points, primarily as a result of product mix. General, selling and administrative expenses increased by $1.3 million, or 21.9%, reflecting the increased sales staff for the domestic geosynthetic clay liner products, higher international marketing costs and higher costs associated with the establishment of the European environmental unit.


                                                             Six Months Ended June 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Transportation                                                    (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                       $    10,915       100.0%     $    10,516      100.0%     $        399          3.8%
Cost of  sales                        9,468        86.7%           9,240       87.9%

   Gross profit                       1,447        13.3%           1,276       12.1%              171         13.4%

General, selling and
  administrative expenses               913         8.4%             757        7.2%              156         20.6%


   Operating profit                     534         4.9%             519        4.9%               15          2.9%



                  Revenues increased 3.8% with increased shipments of cat litter and environmental products. Gross profit margins improved from the previous year's abnormally low level. General, selling and administrative expenses increased as a result of higher staffing levels in the brokerage operation and a higher provision for bad debts. The incremental revenues expected to be achieved by the larger brokerage staff have yet to be fully realized.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



                                                             Six Months Ended June 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Corporate                                                         (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
General, selling and
  administrative expenses       $     4,445                  $     3,321                  $   1,124         33.8%

   Operating loss                    (4,445)                      (3,321)                    (1,124)        33.8%



                  Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance, and corporate governance costs. The start-up of the nanocomposite business is also included in the corporate costs. The $1.1 million increase in costs is primarily attributable to the development and launch of the Company's nanocomposite technology.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Three Months Ended June 30, 1996 vs. 1995

                  Net sales increased by $13.1 million, or 15.7%, while gross profit increased by $.5 million, or 2.5%. Lower gross profit from the minerals segment offset much of the increase in gross profit from the environmental segment. Operating profit was $.9 million, or 11.9%, lower as general, selling and administrative expenses increased by $1.4 million. The increase was primarily related to costs associated with developing the nanocomposite technology, severance costs for minerals executives and higher expenses related to the European environmental unit. Net interest expense increased by $.8 million, or 60.6%, over the prior-year quarter. Approximately $.5 million of construction-related interest was capitalized in the 1995 quarter. Other income in 1995 included $.6 million related to a gain on the cancellation of an interest rate swap. Earnings were $.15 per share for the 1996 quarter compared with $.24 per share for the prior year quarter on slightly fewer weighted average shares outstanding.

A brief discussion by business segment follows:

                                                              Quarter Ended June 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Minerals                                                          (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                       $    35,347       100.0%     $     34,968     100.0%     $    379             1.1%

Cost of  sales                       29,566        83.6%           27,264      78.0%

   Gross profit                       5,781        16.4%            7,704      22.0%       (1,923)           -25.0%
General, selling and
  administrative expenses             3,950        11.2%            4,093      11.7%         (143)            -3.5%

   Operating profit                   1,831         5.2%            3,611      10.3%       (1,780)           -49.3%



                  Sales increased by $.4 million, or 1.1%, over the prior-year period. Increased sales of cat litter and higher export sales offset the loss of agricultural carrier sales and flat sales in the durable goods markets. Gross profit margins declined by 560 basis points as a result of the loss of incremental agricultural carrier profits and high costs associated with underutilized cat litter capacity. General, selling and administrative expenses included approximately $.4 million of severance costs related to management changes.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                           1996                         1995                     1996 vs. 1995
                                ---------------------------   --------------------------    -------------------------
Absorbent Polymers                                                (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                       $    34,102       100.0%     $    28,768      100.0%     $      5,334       18.5%
Cost of  sales                       27,994        82.1%          22,745       79.1%

   Gross profit                       6,108        17.9%           6,023       20.9%               85        1.4%
General, selling and
  administrative expenses             2,417         7.1%           2,323        8.1%               94        4.0%

   Operating profit                   3,691        10.8%           3,700       12.9%               (9)       -0.2%



     Revenues increased by $5.3 million, or 18.5% , over the prior year as sales volume increased 35.2%. Gross profit margins declined by 300 basis points, primarily as a result of supplemental sales of U.S. product to the U.K. to satisfy European demand in excess of the U.K. plant capability.


                                                              Quarter Ended June 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Environmental                                                     (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                      $    21,563       100.0%      $     14,656     100.0%     $     6,907        47.1%
Cost of  sales                      14,283        66.2%             9,587      65.4%

   Gross profit                      7,280        33.8%             5,069      34.6%           2,211        43.6%
General, selling and
  administrative expenses            3,922        18.2%             3,126      21.3%             796        25.5%

   Operating profit                  3,358        15.6%             1,943      13.3%           1,415        72.8%


                  Sales increased by $6.9 million, or 47.1%, over the prior year, with approximately 46% of the increase coming from businesses acquired during the past 12 months. Gross profit margins declined by 80 basis points as a result of product mix. General, selling and administrative expenses increased by $.8 million, reflecting the addition of personnel and costs associated with the acquired businesses, higher international marketing costs and increased infrastructure costs related to the European unit.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                              Quarter Ended June 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Transportation                                                    (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                      $      5,749      100.0%      $      5,268       100.0%     $      481         9.1%

Cost of  sales                        5,004       87.0%             4,635        88.0%

   Gross profit                         745       13.0%               633        12.0%            112        17.7%
General, selling and
  administrative expenses               480        8.3%               370         7.0%            110        29.7%

   Operating profit                     265        4.7%               263         5.0%              2         0.8%


                  Revenues increased 9.1% with increased shipments of cat litter and environmental products. Gross profit margins returned to normal levels from the abnormally low level during the prior year. General, selling and administrative expenses increased as a result of higher brokerage staffing levels and an increased provision for bad debts. The anticipated revenue increase expected from the increased staffing has yet to be realized.


                                                              Quarter Ended June 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Corporate                                                         (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
General, selling and
  administrative expenses      $     2,290                    $       1,739                $        551       31.7%

   Operating loss                   (2,290)                          (1,739)                       (551)      31.7%



                  Increased costs associated with the development and launch of the nanocomposite business account for the increase in corporate expenses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Liquidity and Capital Resources

                  At June 30, 1996, the Company had outstanding debt of $127.1 million (including both long-and short-term debt) and cash of $1.3 million compared with $121.1 million in debt and $1.9 million in cash at December 31, 1995. The long-term debt to total capitalization at June 30, 1996 was 43.8% compared with 42.9% at December 31, 1995.

                  The Company had a current ratio of 3.26 to 1 at June 30, 1996, with approximately $94.4 million in working capital compared with 3.52 to 1 and $90.5 million, respectively, at December 31, 1995.

                  The Company had $37.6 million in unused, committed credit lines at June 30, 1996.

                  During 1996, the Company has paid dividends of $2.7 million and acquired property, plant and equipment totaling $21.3 million. These expenditures were funded from operations, additional borrowings of $5.0 million, and from the sale of a non-strategic product line and certain mineral reserves. The net proceeds from the sale of these non-strategic assets were $6.2 million.

                  The Company has adequate committed credit facilities to fund the capital expenditure program approved by the Board of Directors at this time.

                  Management continues to explore other growth prospects in the environmental and international minerals sectors, as well as further expansion in the polymer segment.

                           PART II - OTHER INFORMATION



Item 4:  Submission of Matters to a Vote of Security-Holders

     (a) The Annual Stockholders Meeting of the Company was held on May 7, 1996.

     (c) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matters. Each nominee for director was elected by a vote of the Stockholders; and each matter was approved by a vote of the Stockholders as follows:

          1. Election of the below-named Nominees of the Board of Directors of AMCOL International Corporation:

                                          For                 Against
          Raymond A. Foos           15,575,749.6010        208,157.1710
          Clarence O. Redman        15,575,707.3870        208,199.3850
          Paul G. Shelton           15,575,088.4210        208,818.3510


          2. Ratification of Appointment of KPMG Peat Marwick LLP as independent accountants for the Company for its 1996 fiscal year.

               For                       Against                   Abstain
         15,753,740.9160              15,598.5000                14,567.3560



Item 6:  Exhibits and Reports on Form 8-K

     (a) See Index to Exhibits immediately following the signature page.

     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMCOL INTERNATIONAL CORPORATION



Date: 7/22/96                      /s/  John Hughes
                              John Hughes
                              President and Chief Executive Officer



Date: 7/22/96                      /s/  Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number

3.1    Restated Certificate of Incorporation of the Company (5), as amended (10)
3.2    Bylaws of the Company (10)
4      Article Fourth of the Company's Restated Certificate of Incorporation (5)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.2   Executive Medical Reimbursement Plan (1)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago (1) as amended (8)
10.4 AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
10.5 Change in Control Agreement dated April 1, 1994, by and between Registrant and John Hughes (6)
10.6 Change in Control Agreement dated April 1, 1994, by and between Registrant and Paul G. Shelton (6)
10.7 Change in Control Agreement dated February 7, 1996, by and between Registrant and Lawrence E. Washow (10)
10.8 Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)
10.9 Change in Control Agreement dated January 24, 1994, by and between Registrant and Peter L. Maul (6)
10.10 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.11  AMCOL International  Corporation 1993 Stock Plan, as amended and restated
       (10)
10.12 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995
       (9)
10.13 Note Agreement dated October 1, 1994, between AMCOL International Corporation and Principal Mutual Life Insurance Company (7)
27     Financial Data Schedule


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