Form 10-Q
period 1996-09-30
AMCOL INTERNATIONAL CORP
filed 1996-10-21
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D.C. 20549

                                                     FORM 10-Q

 (Mark One)
(x)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 1996
                                                        or
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

Yes         x              No

   Indicate the number of shares outstanding of each of the issuer's classes Of common stock, as of the latest practicable date.

        Class                                  Outstanding at October 18, 1996
(Common stock, $.01 par value)                          19,160,786

                                          AMCOL INTERNATIONAL CORPORATION

                                                       INDEX


                                                                                                 Page No.

Part I - Financial Information

         Item 1            Financial Statements

                           Condensed Consolidated Balance Sheet -
                           September 30, 1996 and December 31, 1995                              1

                           Condensed Consolidated Statement of Operations -
                           nine months and three months ended September 30, 1996
                           and 1995                                                              2

                           Condensed Consolidated Statement of Cash Flows -
                           nine months ended September 30, 1996 and 1995                         3

                           Notes to Condensed Consolidated Financial Statements                  4


         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   5


Part II - Other Information


         Item 6            Exhibits and Reports on Form 8-K                                      13




                                     Part I, Item I - FINANCIAL INFORMATION
                              AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)
                                                  (In thousands)

                                                      ASSETS

                                                                         September 30,             December 31,
                                                                             1996                      1995
                                                                    ---------------------     ----------------------
Current assets:                                                                                         *
     Cash and cash equivalents                                      $           4,300         $          1,888
     Accounts receivable                                                       88,662                   66,429
     Inventories                                                               48,292                   47,205
     Advance mining                                                             1,737                    2,678
     Prepaid expenses                                                           4,827                    5,355
     Current deferred tax asset                                                 2,782                    2,782
         Total current assets                                                 150,600                  126,337

Property, plant, equipment and mineral reserves                               288,673                  276,530
     Less accumulated depreciation                                            110,899                  101,319
                                                                              177,774                  175,211

Intangible assets                                                              15,419                   15,886

Other long-term assets                                                          5,908                    4,932
                                                                    $         349,701         $        322,366
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                   $           6,841         $          4,069
     Accounts payable                                                          20,678                   18,777
     Accrued liabilities                                                       24,719                   13,036
         Total current liabilities                                             52,238                   35,882

Long-term debt                                                                123,457                  117,016

Deferred credits and minority interest                                         13,004                   13,974

Stockholders' equity:
     Common stock                                                                 213                      213
     Additional paid-in capital                                                75,224                   74,967
     Foreign currency translation adjustment                                   (1,836)                  (2,351)
     Retained earnings                                                         92,677                   86,703
     Treasury stock                                                            (5,276)                  (4,038)
                                                                              161,002                  155,494
                                                                    $         349,701         $        322,366

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

                          AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                               (Unaudited)
                     (In thousands, except number of shares and per share data)


                                                   Nine Months Ended                        Three Months Ended
                                                     September 30,                            September 30,
                                              ----------------------------            ----------------------------
                                                1996               1995               1996                1995
                                            -------------      --------------     -------------      --------------
Net sales                                 $         291,843   $        255,388  $       109,546    $        92,978
Cost of sales                                       231,431            198,981           85,048             73,376
     Gross profit                                    60,412             56,407           24,498             19,602
General, selling and administrative
   expenses                                          38,672             32,442           13,190              9,973

     Operating profit                                21,740             23,965           11,308              9,629
Other income (expense):
     Interest expense, net                           (6,309)            (4,445)          (2,195)            (2,095)

     Other income, net                                  197              1,046               66                 146

                                                     (6,112)            (3,399)          (2,129)             (1,949)


     Income from operations                          15,628             20,566            9,179               7,680
Income taxes                                          5,626              7,275            3,304               2,748


     Income before minority interest                 10,002             13,291            5,875               4,932
                                                        (13)               (55)              --                 (15)
Net income of minority interest


     Net income                           $           9,989  $          13,236  $         5,875    $          4,917


Weighted average common and
       common equivalent shares                  19,532,059         19,667,815       19,553,060          19,762,759

Earnings per share                        $             .51  $            .67   $            .30   $              .25



Dividends declared per share              $             .21  $            .19   $            .07   $              .07




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

                            AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Unaudited)
                                             (In thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                            ----------------------------
                                                                            1996                       1995
     Net income                                                     $           9,989        $          13,236
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                             20,180                   14,842
         Other                                                                   (219)                    (228)
         (Increase)/decrease in current assets                                (22,394)                 (27,350)
         Increase/(decrease) in current liabilities                            14,373                    1,023

         Net cash provided by  operations                                      21,929                    1,523

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                     (29,286)                 (55,312)
     Sale of mineral reserves and product line                                  6,155                       --
     Other                                                                         89                    1,832

         Net cash used in investing activities                                (23,042)                 (53,480)

Cash flow from financing activities:
     Net change in outstanding debt                                             8,425                   45,744
     Dividends paid                                                            (4,016)                  (3,639)
     Other                                                                       (884)                     708

         Net cash provided by financing activities                              3,525                   42,813

Net increase (decrease) in cash and cash equivalents                            2,412                   (9,144)

Cash and cash equivalents at beginning of period                                1,888                   10,389

Cash and cash equivalents at end of period                          $           4,300         $          1,245

Supplemental Disclosure of Cash Flows Information

Actual cash paid for:
     Interest                                                       $           5,313        $           4,206

     Income taxes                                                   $           2,316        $           5,794

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

                  The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2:  INVENTORIES

                  Inventories at September 30, 1996, have been valued using the same methods as at December 31, 1995. The composition of inventories at September 30, 1996, and December 31, 1995, was as follows:

                                                                        September 30,           December 31,
                                                                            1996                  1995
                                                                   -----------------------  ---------------------
Crude stockpile and in-process inventories                         $           29,725        $         29,705

Other raw material, container and supplies inventories                         18,567                  17,500

                                                                   $           48,292        $         47,205



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

Nine Months Ended September 30, 1996 vs. 1995

                  Net sales increased by $36.5 million, or 14.3%. Gross profit increased by $4.0 million, or 7.1%, as lower gross profit from the minerals segment offset improvements in other segments. Operating profit decreased by $2.2 million, or 9.3%, as general, selling and administrative expenses increased by $6.2 million, or 19.2% primarily related to the expenses associated with the development of nanocomposite technology and the establishment of the European environmental unit. Net interest expense increased by $1.9 million, or 41.9%, as a result of higher debt levels. In the 1995 period, approximately $.9 million of construction-related interest was capitalized. Other income for 1995 included $.6 million related to a gain on the cancellation of an interest rate swap. Earnings were $.51 per share for the 1996 period, compared with $.67 per share for the prior-year period on slightly fewer weighted average shares outstanding.

A brief discussion by business segment follows:

                                                          Nine Months Ended September 30,
                               -------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ------------------------    -----------------------------  ---------------------------
Minerals                                                          (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                      $107,164        100.0%           $104,947       100.0%        $  2,217         2.1%
Cost of  sales                   89,673         83.7%             84,236        80.3%

   Gross profit                  17,491         16.3%             20,711        19.7%          (3,220)      (15.5)%

General, selling and
  administrative expenses        11,432          10.6%            10,811        10.3%             621         5.7%


   Operating profit               6,059           5.7%             9,900         9.4%          (3,841)      (38.8)%



                  Sales increased by $2.2 million, or 2.1%, from the prior-year period. Higher sales of cat litter more than offset the loss of sales of agricultural carrier and refining chemical products. Gross profit margins declined by 340 basis points due to the loss of agricultural carrier business and the higher costs associated with underutilized cat litter capacity. Staff reductions were implemented and lower packaging costs have been negotiated to improve results for the cat litter operations. The new cat litter plants are still operating at less than full capacity.

                             AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                     CONDITION AND RESULTS OF OPERATIONS
                                                (Continued)



                                                          Nine Months Ended September 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ---------------------------   --------------------------   ---------------------------
Absorbent Polymers                                                (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                       $104,892        100.0%            $86,534      100.0%      $    18,358        21.2%
Cost of  sales                    84,835         80.9%             68,070       78.7%


   Gross profit                   20,057         19.1%             18,464       21.3%            1,593         8.6%

General, selling and
  administrative expenses          7,579          7.2%              6,811        7.9%              768        11.3%


   Operating profit               12,478         11.9%             11,653       13.4%              825         7.1%



                  Revenues increased by $18.4 million, or 21.2%, over the prior year as sales volume increased 36.9%. Gross profit margins declined by 220 basis points from the prior year, as raw material cost decreases were not sufficient to offset unit selling price declines. In addition, European sales demand exceeded the U.K. plant production capability for its new generation of products, requiring supplemental shipments of finished product from the U.S. at lower margins. Additional capacity came on line in the U.K. during the third quarter. The supplemental shipments curtailed near the end of the third quarter.

                  The current worldwide superabsorbent polymer capacity for the Company is 120,000 metric tons.

                             AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS
                                                (Continued)


                                                          Nine Months Ended September 30,
                               -------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Environmental                                                     (Dollars in Thousands)   $ Change      % Change
                                                                                           -----------   ------------

   Gross profit                      20,611        33.1%          15,237      31.9%               5,374       35.3%

General, selling and
  administrative expenses            11,465        18.4%           8,932      18.7%               2,533       28.4%


   Operating profit                   9,146        14.7%           6,305      13.2%               2,841       45.1%



                  Sales increased by $14.6 million, or 30.5%, over the prior year, with approximately 35% of the increase coming from businesses acquired during the past 12 months. Sales have increased in virtually all product lines, partially fueled by increased international penetration. Gross profit margins improved by 120 basis points, primarily as a result of cost reductions on certain of its products. General, selling and administrative expenses increased by $2.5 million, or 28.4%, reflecting the increased sales staff for the domestic geosynthetic clay liner products, higher international marketing costs and higher costs associated with the establishment of the European environmental unit.


                                                          Nine Months Ended September 30,
                               -------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Transportation                                                    (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------  ------------
Net sales                       $    17,534       100.0%     $    16,215      100.0%       $   1,319         8.1%
Cost of  sales                       15,281        87.2%          14,220       87.7%

   Gross profit                       2,253        12.8%           1,995       12.3%             258        12.9%
General, selling and
  administrative expenses             1,368         7.8%           1,161        7.2%             207        17.8%

   Operating profit                     885         5.0%             834        5.1%              51         6.1%



                  Revenues increased 8.1% with increased shipments of cat litter and environmental products. Gross profit margins improved from the previous year's low level. General, selling and administrative expenses increased primarily as a result of higher staffing levels in the brokerage operation. The incremental revenues expected to be achieved by the larger brokerage staff have yet to be fully realized.

                             AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS
                                                (Continued)



                                                          Nine Months Ended September 30,
                               -------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Corporate                                                         (Dollars in Thousands)   $ Change      % Change
                                                                                           -----------   ------------
General, selling and
  administrative expenses       $    6,828                   $     4,727                   $    2,101       44.4%

  Operating loss                    (6,828)                       (4,727)                      (2,101)      44.4%



                  Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance costs. The start-up of the nanocomposite business is also included in the corporate costs. The $2.1 million increase in costs is primarily attributable to the development and launch of the Company's nanocomposite technology.

                           AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS
                                             (Continued)


Three Months Ended September 30, 1996 vs. 1995

                  Net sales increased by $16.6 million, or 17.8%, while gross profit increased by $4.9 million, or 25.0%. Operating profit was $1.7 million, or 17.4%, higher. General, selling and administrative expenses increased by $3.2 million, or 32.3%, related to costs associated with developing the nanocomposite technology and higher expenses associated with the European environmental unit. Net interest expense increased by $.1 million, or 4.8%, over the prior year quarter. Earnings were $.30 per share for the 1996 quarter compared with $.25 per share for the prior year quarter on slightly fewer weighted average shares outstanding.

A brief discussion by business segment follows:

                                                            Quarter Ended September 30,
                               -------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Minerals                                                          (Dollars in Thousands)   $ Change      % Change
                                                                                           -----------   ------------
Net sales                       $    37,260       100.0%     $     34,381     100.0%       $   2,879        8.4%
Cost of  sales                       30,254        81.2%           28,066      81.6%


   Gross profit                      7,006         18.8%            6,315      18.4%             691        10.9%
General, selling and
  administrative expenses            3,684          9.9%            2,975       8.7%             709        23.8%

   Operating profit                  3,322          8.9%            3,340       9.7%             (18)        (.5)%



                  Sales increased by $2.9 million, or 8.4%, over the prior-year period. Increased sales of cat litter and higher sales of products to the metalcasting industry more than offset the decline in sales of refining chemicals, a market which the Company exited during the second quarter of 1996. Gross profit margins increased by 40 basis points with improved product mix. General, selling and administrative expenses were up 23.8% over the prior-year quarter, however, the 1995 third quarter expenses were the lowest of that year. Average quarterly general, selling and administrative expenses for 1995 were comparable to the 1996 third quarter expense.

                            AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS
                                              (Continued)

                                                            Quarter Ended September 30,
                                ------------------------------------------------------------------------------------
                                           1996                         1995                     1996 vs. 1995
                                ---------------------------   --------------------------    -------------------------
Absorbent Polymers                                                (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                       $    38,744   100.0%          $     31,286     100.0%       $   7,458        23.8%
Cost of  sales                       31,121    80.3%                25,023      80.0%

   Gross profit                       7,623    19.7%                 6,263      20.0%           1,360        21.7%
General, selling and
  administrative expenses             2,683     6.9%                 2,394       7.7%             289        12.1%

   Operating profit                   4,940    12.8%                 3,869      12.3%           1,071        27.7%


                  Revenues increased by $7.5 million, or 23.8%, over the prior-year quarter, as sales volume increased 39.7%. Gross profit margins declined by 30 basis points, primarily as a result of supplemental sales of U.S. product to the U.K. to satisfy European demand in excess of the U.K. plant capability. Greater plant utilization in both the U.S. and U.K. offset the impact of lower average selling prices.


                                                            Quarter Ended September 30,
                               -------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Environmental                                                     (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                      $    26,923     100.0%        $     21,612     100.0%        $  5,311        24.6%
Cost of  sales                      17,860      66.3%              15,307      70.8%

   Gross profit                      9,063      33.7%               6,305      29.2%           2,758        43.7%
General, selling and
  administrative expenses            3,985      14.8%               2,794      12.9%           1,191        42.6%

   Operating profit                  5,078      18.9%               3,511      16.3%           1,567        44.6%


                  Sales increased by $5.3 million, or 24.6%, over the prior year. Gross profit margins increased by 450 basis points, primarily as a result of lower manufacturing costs for certain of its products. General, selling and administrative expenses increased by $1.2 million, or 42.6%, reflecting the addition of personnel and costs associated with the marketing of liner products, higher international marketing costs and increased infrastructure costs related to the European unit.

                           AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS
                                               (Continued)


                                                            Quarter Ended September 30,
                               --------------------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                               ----------------------------   --------------------------    -------------------------
Transportation                                                    (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
Net sales                      $      6,619      100.0%      $      5,699     100.0%        $  920          16.1%
Cost of  sales                        5,813       87.8%             4,980      87.4%

   Gross profit                         806       12.2%               719      12.6%            87          12.1%

General, selling and
  administrative expenses               455        6.9%               404       7.1%            51          12.6%


   Operating profit                     351        5.3%               315       5.5%            36          11.4%



                  Revenues increased 16.1% with increased shipments of cat litter and environmental products. General, selling and administrative expenses increased as a result of higher brokerage staffing levels.


                                                            Quarter Ended September 30,
                                          ---------------------------------------------------------------------------
                                          1996                          1995                     1996 vs. 1995
                                         --------------------    ----------------------   ---------------------------
Corporate                                                         (Dollars in Thousands)   $ Change      % Change
                                                                                          ------------ --------------
General, selling and
  administrative expenses                $     2,383            $     1,406                $    977        69.5%

   Operating loss                             (2,383)                (1,406)                   (977)       69.5%



                  Increased costs associated with the development and launch of the nanocomposite business account for much of the increase in corporate expenses. In addition, the third quarter 1995 expenses included a reduction in incentive compensation, causing the costs to be lower than average.

                             AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                    CONDITION AND RESULTS OF OPERATIONS
                                               (Continued)


Liquidity and Capital Resources

                  At September 30, 1996, the Company had outstanding debt of $130.3 million (including both long-and short-term debt) and cash of $4.3 million compared with $121.1 million in debt and $1.9 million in cash at December 31, 1995. The long-term debt to total capitalization at September 30, 1996, was 43.4% compared with 42.9% at December 31, 1995.

                  The Company had a current ratio of 2.88-to-1 at September 30, 1996, with approximately $98.4 million in working capital, compared with 3.52-to-1 and $90.5 million, respectively, at December 31, 1995.

                  The Company had $34.1 million in unused, committed credit lines at September 30, 1996.

                  During 1996, the Company has paid dividends of $4.0 million and acquired property, plant and equipment totaling $29.3 million. These expenditures were funded from operations, additional borrowings of $8.4 million, and the sale of a non-strategic product line and certain mineral reserves. The net proceeds from the sale of these non-strategic assets were $6.2 million.

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

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                                    SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMCOL INTERNATIONAL CORPORATION



Date:    October 21, 1996         /s/  John Hughes
                             John Hughes
                             President and Chief Executive Officer



Date:    October 21, 1996        /s/  Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

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