Form 10-K
period 1996-12-31
AMCOL INTERNATIONAL CORP
filed 1997-03-21
CIK 813621

===============================================================================

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      _____________________________________
                                    FORM 10-K

                                   (Mark one)


       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from ___________ to _________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |_|

     The aggregate market value of the $.01 par value Common Stock, held by non-affiliates of the registrant on March 14, 1997, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $318,665,000.

     Registrant  had   19,043,872   shares  of  $.01  par  value  Common  Stock,
outstanding as of March 14, 1997.
                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be dated on or about April 7, 1997, are incorporated by reference into Part III hereof.

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

     The Company may be generally divided into three principal categories of operations: minerals, absorbent polymers and environmental. The Company also operates a transportation business primarily for delivery of its own products. In general, the Company's products are used for their liquid-absorption properties. The Company is a leading producer of bentonite products, which have a variety of applications, including use as a bonding agent to form sand molds for metal castings; as a cat litter; as a moisture barrier in commercial construction and landfills; and in a variety of other industrial, commercial and agricultural applications. The Company also manufactures absorbent polymers, predominantly superabsorbent polymers, for use in disposable baby diapers and other personal care items, such as adult incontinence and feminine hygiene products.

     The following table sets forth the percentage contributions to net sales of the Company attributable to its minerals, absorbent polymers, environmental and transportation segments for the last three calendar years.


                                                                                      Percentage of Sales


                                                                              ------------------------------------

                                                                                   1996        1995        1994

Minerals....................................................................      35.9%        40.2%       53.7%
Absorbent polymers..........................................................      38.0%        34.7%       22.1%
Environmental...............................................................      20.1%        18.8%       16.1%
Transportation..............................................................       6.0%         6.3%        8.1%

                                                                                 100.0%       100.0%      100.0%

     Net revenues, operating profit and identifiable assets attributable to each of the Company's business segments are set forth in Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated herein by reference.
                                    MINERALS

     The Company's minerals business is principally conducted through its wholly owned subsidiaries, American Colloid Company in the United States and Volclay Ltd. in the United Kingdom.

     Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 10 feet under overburden of up to 120 feet. There are two basic types of bentonite, each having different chemical and physical properties. These are commonly known as sodium (western) bentonite and calcium (southern) bentonite. A third type of clay, a less pure variety of calcium montmorillonite called fuller's earth, is used as a form of cat litter and as a carrier for agri-chemicals in addition to other minor applications.

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

Consumable Goods

     Cat  Litter.  The  Company  produces  two types of cat litter  products,  a fuller's earth-based (traditional) product and a sodium bentonite-based, scoopable (clumping) litter. The Company's scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Scoopable litter has grown to 45% of the U.S. grocery market for cat litter in 1996 from 0.4% in 1989, and to 58% of the mass merchandise market for cat litter from no representation in 1989. Both types of products are sold primarily to private label grocery and mass merchandisers, though the Company also sells its own brands to the grocery, pet store and mass markets. The Company's products are marketed under various trade names.

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

Sales and Distribution

     In 1996, the top two customers accounted for approximately 11% of the Company's mineral sales, and the top five customers accounted for approximately 20% of such sales.

     The Company has established industry-specialized sales groups staffed with technically oriented salespersons serving each of the Company's major markets. Certain groups have networks of distributors and representatives, including companies that warehouse at strategic locations.

     Most of its customers in the metalcasting industry are served on a direct basis by teams of Company sales, technical and manufacturing personnel. The Company also provides training courses and laboratory testing for customers who use the Company's products in the metalcasting process.

     Sales to the oil well drilling industry are primarily made directly to oil well drilling mud service companies, both under the Company's trade name and under private label. Because bentonite is a major component of drilling mud, two service companies have captive bentonite operations. The Company's potential market, therefore, generally is limited to those oil well service organizations that are not vertically integrated, or do not have long-term supply arrangements with other producers.

     Sales to the cat litter market are made on a direct basis and through industry brokers. All sales to the iron ore pelletizing industry are made directly to the end user. Sales to the Company's remaining markets are made primarily through independent distributors and representatives.

Competition

     Bentonite. The Company is one of the largest producers of bentonite products in the United States. There are at least four other major domestic producers of sodium bentonite and at least one other major domestic producer of calcium bentonite. Two of the domestic producers are companies primarily in other lines of business and have substantially greater financial resources than the Company. There is also substantial global competition. The Company's bentonite processing plants in the United Kingdom and Australia compete with a total of nine U.K. and Australian processors. Competition in both the Company's domestic and international markets is essentially a matter of product quality, price, delivery, service and technical support, and it historically has been very vigorous.

     Fuller's Earth. There are approximately five major competitors in the United States, some of which are larger and have substantially greater financial resources than the Company. Price, service, product quality and geographical proximity to the market are the principal methods of competition in the Company's markets for fuller's earth.

Seasonality

     Although business activities in certain of the industries in which the Company's mineral products are sold (such as well drilling) are subject to factors such as weather conditions, the Company does not consider its mineral business, as a whole, to be seasonal.

                                  ENVIRONMENTAL

Principal Products and Markets

     Through its wholly owned subsidiary, Colloid Environmental Technologies Company (CETCO), the Company sells sodium bentonite, products containing sodium bentonite and various other products and equipment for use in environmental and construction applications.

     CETCO sells bentonite and its geosynthetic clay liner products under the BENTOMAT and CLAYMAX trade names for lining and capping landfills and for containment in tank farms, leach pads, waste stabilization lagoons, slurry walls and decorative ponds.

     The Company's VOLCLAY Waterproofing System is sold to the non-residential construction industry. This line includes a product sold under the registered trade name VOLCLAY PANELS, consisting of biodegradable cardboard panels filled with sodium bentonite installed to prevent leakage through underground foundation walls. A waterproofing liner product with the trade name VOLTEX, a joint sealant product with the trade name WATERSTOP-RX and a waterproofing membrane for concrete split slabs and plaza areas sold under the trade name VOLCLAY SWELLTITE round out the principal components of the product line.

     CETCO sells elastomeric urethane coatings for use in vehicular traffic decks, roofs, balconies and pedestrian walkways. The products, sold under the trade name ACCOGUARD, are among the more environmentally friendly primers and coatings available to the construction industry.

     Bentonite-based flocculents and customized equipment are used to remove emulsified oils and heavy metals from wastewater. Bentonite-based products are formulated to solidify liquid waste for proper disposal in landfills. These products are sold primarily under the SYSTEM-AC, RM-10 and SORBOND trade names.

     CETCO also specializes in providing absorption equipment and services to the environmental remediation industry, water treatment systems employing dissolved air flotation technology, and activated carbon purification systems for the beverage and municipal water treatment industries. Its operations include a fully equipped engineering and fabrication facility for producing pressure vessels used in filtration applications. In addition, a network of regional service centers provides services and distribution to support markets such as remediation of petroleum-contaminated groundwater. The Company has a carbon regeneration facility, which allows for the regeneration and reuse of spent carbon obtained from its service centers.

     CETCO's CRUDESORB filtration technology is used on offshore oil drilling platforms to reduce oil and grease discharge to levels that comply with new regulations and to levels below those that can be achieved using traditional gravity separation technology. CETCO's filtration technology is marketed with all necessary equipment, proprietary filter media and trained professional staff for turnkey fluids treatment.

     CETCO's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling and mineral exploration. The products are used to install monitoring wells and water wells, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY GROUT, BENTOGROUT and VOLCLAY Tablets are among the trade names for products used in these applications.

Competition

     CETCO has four principal competitors in the geosynthetic clay liner market. The construction and wastewater treatment product lines are specialized businesses that compete primarily with alternative technologies. The service center remediation business has three major competitors, one of which is substantially larger and with greater resources. The groundwater monitoring, well drilling and sealants products compete with the Company's traditional rivals in the sodium bentonite business. Competition is based on product quality, service, price, technical support and availability of product. Historically, the competition has been very vigorous.

Sales and Distribution

     In 1996, no customer accounted for more than 5% of environmental sales. CETCO products are sold domestically and internationally. CETCO sells most of its products through independent distributors and commissioned representatives. Contract remediation work is done on a direct basis working with consulting engineers engaged by the customers.

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

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

     Both the mineral and environmental segments have sodium bentonite reserves and processing plants. The discussion of mineral reserves that follows applies to both units.

     The Company has reserves of sodium and calcium bentonite at various locations in Wyoming, South Dakota, Montana, Nevada and Alabama; and reserves of fuller's earth in Tennessee and Illinois. At 1996 consumption rates, based on internal estimates, the Company believes that its proven reserves of commercially usable sodium bentonite will be adequate for approximately 30 years (although reserves for certain specialty uses and by plant location differ significantly from this 30-year period) and that its proven reserves of calcium bentonite and fuller's earth will be adequate for approximately 20 years and in excess of 40 years, respectively. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling, or the cost of obtaining physical access would not be material.

     Of the total reserves, approximately 20% are located on unpatented mining claims owned or leased by the Company, on which the Company has the right to undertake regular mining activity. To retain possessory rights, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims that it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress as well as members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic, and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

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

     The  Company  oversees  all  of  its  mining   operations,   including  its
exploration activity and securing the necessary state and federal mining permits.

     The following table shows a summary of minerals sold by the Company for the last five years in short tons:
                                                                       Tons of Minerals Sold (1)
                                                    ----------------------------------------------------------------

                                                       1996         1995         1994         1993         1992
Sodium Bentonite:                                                           (In Thousands)
     Belle Fourche, SD (4).......................          4          133          203          147          124
     Upton, WY...................................        418          434          424          351          334
     Colony, WY..................................        921          809          791          701          776
     Lovell, WY..................................        301          268          299          273          103
Calcium Bentonite:
     Aberdeen, MS (2)............................          7           63           70           61          62
     Sandy Ridge, AL.............................        183          170          174          167         155
     Rock Springs, NV............................          3            -            -            -           -
Fuller's Earth:
     Mounds, IL..................................        201          203          242          239         225
     Paris, TN (3)...............................         12           54           52           17           -
Leonardite:
     Gascoyne, ND................................         23           19           17           15          13

(1)  May include minerals of a different type not mined at this location.
(2)  Mineral reserves sold in 1996.
(3)  Acquired in 1992 and commenced operations in 1993.
(4)  Beginning in late 1995, bentonite sold from Belle Fourche, SD, was processed in Colony, WY.

     The Company estimates that available supplies of other materials utilized in its mineral business are sufficient to meet its production requirements for the foreseeable future.

Mining and Processing

     Bentonite. Bentonite is surface-mined, generally with large earthmoving scrapers, and then loaded into trucks and off-highway haul wagons for movement to the processing plants. The mining and hauling of the Company's clay is done both by the Company and by independent contractors. Each of the Company's processing plants generally maintain stockpiles of unprocessed clay of approximately four to eight months' production requirements.

     At the processing plants, bentonite is dried, crushed and sent through grinding mills, where it is sized into shipping form, then chemically modified where needed and transferred to silos for automatic bagging or shipment in bulk. Virtually all production is shipped as processed, rather than stored for inventory.

     Fuller's Earth. Fuller's earth is also surface-mined using a combination of scrapers, dozers and loaders. Crude clay is then loaded into dump trucks and hauled to the processing plant where it is dried or calcined, crushed and screened. Inventories of unprocessed clay generally are no more than a two-week supply. Mining is thus performed on a year-round basis.

Product Development and Patents

     The Company works actively with customers in each of its major markets to develop commercial applications of specialized grades of bentonite, and it maintains a bentonite research center and laboratory testing facility adjacent to its corporate headquarters as well as one in the United Kingdom. When a need for a product that will accomplish a particular goal is perceived, the Company will work to develop the product, research its marketability and study the feasibility of its production. The Company will also continue its practice of co-developing products with customers or others as new needs arise. The Company's development efforts emphasize markets with which it is familiar and products for which it believes there is a viable market.

     The Company holds a number of U.S. and international patents covering the use of bentonite and products containing bentonite. The Company follows the practice of obtaining patents on new developments whenever feasible. The Company, however, does not consider that any one or more of such patents is material to its minerals and environmental businesses as a whole.

Regulation and Environmental

     The Company believes it is in material compliance with applicable regulations now in effect with respect to surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 28 years, maintaining compliance with current regulations has not had a material effect on its mining costs. The costs of reclamation are reflected in the prices of the bentonite sold.

     The grinding and handling of dried clay is part of the production process and, because it generates dust, the Company's mineral processing plants are subject to applicable clean air standards (including Title V of the Clean Air
Act). All of the Company's plants are equipped with dust collection systems. The Company has not had, and does not presently anticipate, any significant problems in connection with its dust emission, though it expects ongoing expenditures for the maintenance of its dust collection systems and required annual fees.

     The Company's mineral operations are also subject to other federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Certain of these laws and regulations provide for the imposition of substantial penalties for noncompliance. While the costs of compliance with, and penalties imposed under, these laws and regulations have not had a material adverse effect on the Company, future events, such as changes in, or modified interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

                               ABSORBENT POLYMERS

     Since the early 1970s, the Company has utilized a technique called modified bulk polymerization ("MBP") to manufacture water-soluble polymers for the oil well drilling industry. This technique has been modified to produce superabsorbent polymers ("SAP"), a category of polymers known for its extremely high water absorbency. Chemdal Corporation was formed in 1986 to manufacture and market absorbent polymers, with primary emphasis on SAP. To date, the Company's sales of SAP have been almost exclusively for use as an absorbent in personal care products, primarily disposable baby diapers. The Company produces SAP at its U.S. facility with an annual capacity of 70,000 tons, and at its U.K. facility with an annual capacity of 50,000 tons.

     Demand for the Company's products in the United States and Europe has grown significantly in recent years as the amount of SAP used in new diaper designs has increased. SAP is more absorbent than the fluff pulp used in traditional disposable diapers. The use of SAP in diapers allows for a thinner diaper that occupies less shelf space in stores and less landfill space. SAP also helps to hold moisture inside the diaper, thereby causing less irritation to the wearer's skin and reducing leakage. Based upon the Company's expectations regarding consumer and retail preferences, the Company believes that SAP will continue to be used in new diaper designs. While no assurance can be given that markets in developing countries will follow the trends of developed countries, the Company also believes that disposable diapers containing increasing amounts of SAP will gain more acceptance in developing countries as per capita incomes in those countries rise.

Principal Products and Markets

     The Company's SAP is primarily marketed under the trade names ARIDALL and ASAP. To date, the Company's customers have been primarily private label and national brand diaper manufacturers. The Company believes that this segment of the diaper market has grown faster than the brand name segment, which currently accounts for the majority of that market. During 1995, the Company began selling to manufacturers of brand name personal care products and is seeking to increase its sales to that segment of the market.

Sales and Distribution

     The Company sells SAP to the personal care market in the United States on a direct basis and, in other countries, both on a direct basis and through distributors. The Company expects to rely increasingly on a direct sales approach in the personal care market. The Company's direct sales efforts employ a team approach that includes both technical and marketing representatives. In 1996, the top two customers accounted for approximately 45% of the Company's polymer sales, and the top five customers accounted for approximately 60% of such sales.

Research and Development

     The Company continually seeks to improve the performance of its absorbent polymers. It also intends to pursue additional applications for its absorbent polymers in other markets either directly, or indirectly through marketing or distribution arrangements. Polymers also have applications in water treatment and in cosmetics.

     The Company owns several patents relating to its original manufacturing process developed in the 1970s and to modifications of its process developed in the 1980s and 1990s, which relate to its current manufacturing process. The patents on the original process have begun to expire. The Company believes that the loss of the patent protection will not have a material impact on the business. The patents relating to the current modifications thereto expire at various times commencing in 2002.

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

Competition

     The Company believes that there are approximately four major polymer manufacturers and at least three importers that compete with its U.S. operation, several of which have substantially greater resources than the Company. The Company's U.K. operation competes with a total of approximately seven producers and at least four importers. Only two producers have substantially more production capacity and several producers have greater resources than the Company. Further, at least three of these competitors are vertically integrated and produce acrylic acid, the primary cost component of SAP. The competition in both the Company's domestic and international markets is primarily a matter of product quality and price, and it historically has been very vigorous. The
Company believes that its polymer manufacturing process has enabled it to add polymer production capacity at a lower capital investment cost than that required by other processes currently in widespread commercial use.

Regulation and Environmental

     The Company's production process for SAP consumes virtually all chemicals and other raw materials used in the process. Virtually all materials that are not consumed by the end product are recycled through the process. The Company's polymer plants, therefore, generate a minimal amount of chemical waste.

     The handling of dried polymer is part of the production process, and, because this generates dust, the Company's polymer plants must meet clean air standards. The Company's polymer plants are equipped with dust collection systems, and the Company believes that it is in material compliance with applicable state and federal clean air regulations. The Company's absorbent polymer business is subject to other federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Certain of these laws and regulations provide for the imposition of substantial penalties for non-compliance. While the costs of compliance with, and penalties imposed under, these laws and regulations have not had a material adverse effect on the Company, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

                                 TRANSPORTATION

     The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of its own products in package and bulk form throughout the continental United States. Through its transportation operations, the Company is better able to control costs, maintain delivery schedules and assure equipment availability. The long-haul trucking subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 1996, approximately 71% of the revenues of this segment involved the Company's products.

                       FOREIGN OPERATIONS AND EXPORT SALES

     Approximately 41% of the Company's 1996 net sales were to customers in approximately 60 countries other than the United States. To enhance its overseas market penetration, the Company maintains mineral processing plants in the United Kingdom and Australia, as well as a blending plant in Canada. Through joint ventures, the Company also has the capability to process minerals in Mexico and China. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom and Australia, where it is processed and mixed with other clays and distributed throughout Europe and Australia. The Company's U.S. bentonite is also shipped in bulk to Japan. The Company also maintains a worldwide network of independent dealers, distributors and representatives.

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

     See Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein. This Note is incorporated by reference for sales attributed to foreign operations and export sales from the United States.

                                    EMPLOYEES

     As of December 31, 1996, the Company employed 1,451 persons, 289 of whom were employed overseas. At December 31, 1996, there were approximately 719, 320, 336 and 25 persons employed in the Company's minerals, absorbent polymers, environmental and transportation segments, respectively, along with 51 corporate employees. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 102 of the Company's employees in the United States and approximately 37 of the Company's employees in the United Kingdom are represented by five labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

Item 2.  Properties

     The Company and its subsidiaries operate the following principal plants, mines and other facilities, all of which are owned, except as noted:

Location                                    Principal Function

MINERALS
     Belle Fourche, SD ...................  Mine and process sodium bentonite
     Colony, WY (two plants)..............  Mine and process sodium bentonite
     Upton, WY ...........................  Mine and process sodium bentonite
     Mounds, IL ..........................  Mine and process fuller's earth
     Paris, TN ...........................  Mine and process fuller's earth
     Rock Springs, NV ....................  Mine and process calcium bentonite and diatomaceous earth
     Gascoyne, ND ........................  Mine and process leonardite
     Letohatchee, AL .....................  Package and load calcium bentonite
     Sandy Ridge, AL .....................  Mine and process calcium bentonite; blend ADDITROL
     Columbus, OH (1) ....................  Blend ADDITROL; process chromite sand
     Granite City, IL (1) ................  Package cat litter; process chromite sand
     Waterloo, IA ........................  Blend ADDITROL
     Albion, MI (1) ......................  Blend ADDITROL
     York, PA ............................  Blend ADDITROL; package cat litter
     Chattanooga, TN .....................  Blend ADDITROL
     Lufkin, TX ..........................  Blend ADDITROL
     Neenah, WI ..........................  Blend ADDITROL
     Toronto, Ontario, Canada ............  Blend ADDITROL
     Geelong, Victoria, Australia (1) ....  Process bentonite; blend ADDITROL
     Birkenhead, Merseyside, U.K. (2) ....  Process bentonite and chromite sand; blend ADDITROL;
                                            research laboratory and headquarters for Volclay Ltd.

ENVIRONMENTAL
     Lovell, WY ..........................  Mine and process sodium bentonite
     Villa Rica, GA ......................  Manufacture Bentomat geosynthetic clay liner
     Sulphur, LA .........................  Manufacture environmental equipment
     Fairmount, GA .......................  Manufacture Claymax geosynthetic clay liner
     Morgantown, WV (1) ..................  Reactivate spent carbon for Regeneration Technologies, Inc.
     Salt Lake City, UT (1) ..............  Sales and engineering for CETCO
     Various service centers (1) .........  Distribution and service facilities for CETCO recycling services
     Birkenhead, Merseyside, U.K. (2) ....  Manufacture Bentomat geosynthetic clay liner, research laboratory and headquarters for CETCO Europe Ltd.
     Copenhagen, Denmark (1) .............  Sales and distribution for CETCO Europe Ltd.
     Toronto, Ontario, Canada ............  Sales and distribution for CETCO Canada Ltd.

ABSORBENT POLYMERS
     Aberdeen, MS ........................  Manufacture absorbent polymers
     Birkenhead, Merseyside, U.K. ........  Manufacture absorbent polymers; research laboratory and headquarters for Chemdal Ltd.
     Palatine, IL (1) ....................  Chemdal Corporation headquarters; research laboratory

TRANSPORTATION
     Scottsbluff, NE .....................  Transportation headquarters and terminal

CORPORATE
     Arlington Heights, IL (1) ...........  Corporate headquarters; CETCO headquarters;
                                            Nanocor, Inc. headquarters; research laboratory
     Aberdeen, MS ........................  Process purified bentonites (Nanocor, Inc.)

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                         Executive Officers of Registrant

Name                          Age      Principal Occupation for Last Five Years

John Hughes                   54       President and Chief  Executive  Officer of the Company since 1985; a Director since 1984.

Peter L. Maul                 47       Vice  President  of the Company  since 1993 and  President  of Nanocor,  Inc.
                                       since 1995;  prior  thereto,  Vice  President of Marketing at Chemstar,  Inc.
                                       1986-1992; prior thereto, Vice President of American Colloid Company.

Roger P. Palmer               60       Senior Vice  President  of the Company  since 1994 and  President  of Colloid
                                       Environmental  Technologies  Company since August 1994;  prior thereto,  Vice
                                       President  since  1990 and Vice  President  and  General  Manager  of Colloid
                                       Environmental Technologies Company since 1991.

Clarence O. Redman            54       Secretary of the Company  since 1982; a Director  since 1989.  Clarence  Owen
                                       Redman Ltd. is a partner of Keck,  Mahin & Cate,  the law firm that serves as
                                       Corporate Counsel to the Company.  Mr. Redman is also Chief Executive Officer of Keck, Mahin & Cate.

Paul G. Shelton               47       Senior Vice  President - Chief  Financial  Officer of the Company  since 1994 and President of AMCOL  International's  transportation units since May 1994;
                                       prior  thereto,  Vice  President - Chief  Financial  Officer  since  1984;  a
                                       Director since 1988.

Lawrence E. Washow            44       Senior Vice  President  of the Company  since 1994 and  President  of Chemdal
                                       International   Corporation   since  September  1992;  prior  thereto,   Vice
                                       President of the Company and Vice  President  and General  Manager of Chemdal
                                       Corporation since 1986.

Frank B. Wright, Jr.          48       Vice  President  of the Company and  President  of American  Colloid  Company
                                       since  August  1996;  prior  thereto,   Manager  of  International   Business
                                       Development for American  Colloid Company since October 1995;  prior thereto,
                                       Managing  Director of TRIMEX Minerals  International  until July 1993;  prior thereto, President and Chief Executive Officer of Bentonite Corporation.

     All officers of the Company are elected annually by the Board of Directors for a term expiring at the annual meeting of directors following their election or when their respective successors are elected and shall have qualified. All directors are elected by the stockholders for a three-year term or until their respective successors are elected and shall have qualified.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: ACOL. The following table sets forth, for the periods indicated, the high and low sale prices of the common stock, as reported by The Nasdaq Stock Market, and cash dividends declared per share.


                                                                                                     Cash Dividends
                                                                                                        Declared
                                                                                                          Per
                                                                          Stock Price
                                                               ------------------------------------
                                                                     High               Low               Share

Fiscal Year Ended December 31, 1996:
     1st Quarter............................................        $17.000           $12.125           $.0700
     2nd Quarter............................................         15.125            10.750            .0700
     3rd Quarter............................................         15.875            13.375            .0700
     4th Quarter............................................         16.500            13.500            .0700
Fiscal Year Ended December 31, 1995:
     1st Quarter............................................         14.750            11.875            .0600
     2nd Quarter............................................         16.250            12.750            .0600
     3rd Quarter............................................         18.250            15.250            .0700
     4th Quarter............................................         17.375            14.125            .0700

____________________

     As of February 24, 1997, there were 2,127 holders of record of the Common Stock, excluding shares held in street name.

     The Company has paid cash dividends every year for over 59 years. The Company intends to continue to pay cash dividends on its Common Stock, but the payment of dividends and the amount and timing of such dividends will depend on the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

Item 6.  Selected Financial Data

     The following is selected financial data for the Company and its subsidiaries for the five years ended December 31, 1996. Per share amounts have been adjusted to reflect a two-for-one stock split and a three-for-two stock split effected in the nature of stock dividends in June 1993 and January 1993, respectively. All per share calculations are fully diluted, based on weighted average number of common and common equivalent shares outstanding during the year.

                                               SUMMARY OF OPERATIONS
                                 (Dollars in thousands, except per share amounts)

PER SHARE                              1996             1995             1994            1993             1992

Stockholders' Equity (1)           $       8.81     $       8.13     $       7.52    $       6.82     $       3.64
Net Income                                  .78              .90              .78             .76              .52
Dividends                                   .28              .26              .24             .20              .16
Shares Outstanding (2)                19,529,659       19,679,480       19,486,520      17,223,854       16,480,644

INCOME DATA

Sales                              $     405,347    $     347,688    $     265,443   $     219,151    $     182,669
Gross Profit                              84,311           76,562           59,487          49,843           42,454
Operating Profit                          32,337           32,397           23,991          21,312           16,510
Net Interest Expense                      (8,450)          (6,727)          (2,332)         (3,036)          (3,484)
Net Other Income (Expense)                  (670)           1,217              544             474             (325)
Pretax Income                             23,217           26,887           22,203          18,750           12,701
Income Taxes                               7,979            9,082            6,828           5,567            4,105
Net Income                                15,225           17,771           15,283          13,120            8,506

BALANCE SHEET

Current Assets                     $     148,475    $     126,337    $     108,691   $      95,870    $      63,072
Net Property, Plant
     and Equipment                       180,876          175,211          141,420          83,233           61,231
Total Assets                             350,708          322,366          263,899         184,029          129,646
Current Liabilities                       51,870           35,882           36,617          27,401           21,092
Long-term Debt                           118,855          117,016           71,458          16,689           38,312
Shareholders' Equity                     167,404          155,494          143,073         127,132           57,338

RATIO ANALYSIS

Operating Margin                           7.98%            9.32%            9.04%           9.72%            9.04%
Pretax Margin                              5.73             7.73             8.36            8.56             6.95
Effective Tax Rate                        34.37            33.78            30.75           29.69            32.32
Net Margin                                 3.76             5.11             5.76            5.99             4.66
Return on Ending Assets                    4.34             5.51             5.79            7.13             6.56
Return on Ending Equity                    9.09            11.43            10.68           10.32            14.83

_______________________

(1)  Based on the number of common shares outstanding at the end of the year, excluding common stock equivalents.

(2)  Weighted average common shares outstanding including common stock equivalents.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Condition

     At December 31, 1996, the Company had outstanding debt of $127.8 million (including both long- and short-term debt) and cash and cash equivalents of $3.1 million, compared with $121.1 million in debt and $1.9 million in cash and cash equivalents at December 31, 1995. Long-term debt represented 41.5% of total capitalization at December 31, 1996, compared with 42.9% at December 31, 1995. The cumulative foreign translation adjustment in stockholders' equity increased by $5.2 million as a result of favorable translation rate for the Pound Sterling. This accounted for approximately half of the improvement in the long-term debt to total capitalization ratio, with the balance coming from the increase in current maturities of long-term debt.

     The Company had a current ratio of 2.86-to-1 at December 31, 1996, with approximately $96.6 million in working capital, compared with 3.52-to-1 and $90.5 million, respectively, at December 31, 1995. The $6.1 million (6.7%) increase in working capital resulted from sales growth of 16.6%, and included increases in accounts receivable of $15.1 million (22.7%) and inventories of $6.4 million (12.9%). Using a 360-day year, days sales outstanding increased to
72.4 days at December 31, 1996, compared with 68.8 days at the end of 1995. This 5.2% increase is primarily due to increased overseas business where terms of sale and collection periods are typically longer. Inventory turnover improved from 5.4 times in 1995 to 5.7 times in 1996. Increased focus on capital employed during 1997 is anticipated to yield lower days sales outstanding and higher inventory turnover.

     The Company's revolving credit facility of $100 million matures in October 2000. The Company had $33.7 million in unused, committed credit lines at December 31, 1996.

     The Company currently anticipates capital expenditures of approximately $35 million for 1997, which are comparable to 1996 capital investments. Construction of a minerals processing plant in Thailand, and a clay purification plant for Nanocor, Inc. in Aberdeen, MS, are included in the 1997 estimate; however, no acquisitions have been considered in the total.

     The current indicated annual dividend rate is $.28 per share. If the rate remains constant and the Board of Directors continues to declare dividends, the dividend payments will be approximately $5.4 million in 1997, or the same as was paid in 1996.

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

Results of Operations for the Three Years Ended December 31, 1996

     Net sales increased by $57.7 million, or 16.6%, from 1995 to 1996, and by $82.2 million, or 31.0%, from 1994 to 1995. Operating profit was approximately the same in 1995 and 1996, compared with an increase of $8.4 million, or 35.0%, from 1994 to 1995. A review of sales, gross profit, general, selling and administrative expenses, and operating profit by segment follows:

Minerals

                                                                                 Year Ended December 31,
                              1996                  1995               1994         1996 vs. 1995   1995 vs. 1994
                                          (Dollars in Thousands)

Net sales................$145,623  100.0%    $139,722  100.0%    $142,607 100.0%    $5,901    4.2%  ($2,885) -2.0%
Cost of sales............ 122,404   84.1%     112,706   80.7%     114,458  80.3%
Gross profit.............  23,219   15.9%      27,016   19.3%      28,149  19.7%    (3,797) -14.1%   (1,133) -4.0%
General, selling and
  administrative expenses  15,221   10.4%      14,743   10.5%      12,465   8.7%       478    3.2%    2,278  18.3%
Operating profit.........   7,998    5.5%      12,273    8.8%      15,684  11.0%    (4,275) -34.8%   (3,411)-21.7%

     Sales increased in 1996 primarily as a result of higher sales of cat litter. Sales decreased domestically from 1994 to 1995 as royalties declined by approximately $3.8 million, as anticipated, and the principal customer for clay carrier products switched to a local, non-clay alternative during mid-year 1995.

     Gross profit margins for 1996 decreased by 17.6% from the 1995 levels, which represented a decline from those of 1994 by approximately 2.3%. Price increases in 1995 offset much of the decline in profit margin that was anticipated as a result of lower royalties. The impact of the loss of the agricultural clay carrier customer was much more pronounced in 1996 than in 1995.

     General, selling and administrative expenses for 1996 increased by $.5 million, or 3.2%, compared with an increase of $2.3 million, or 18.3%, over 1994. The increase in costs for 1996 was largely related to costs associated with management changes. Higher costs for research and development, management information systems, and a more precise division of expenses shared between minerals and corporate accounted for the change from 1994 to 1995.

     The cat litter facilities added during 1995 have yet to be fully utilized. This temporary overcapacity depressed operating margins in 1996. Higher bentonite mining costs also adversely impacted the 1996 results and will continue into 1997.

Absorbent Polymers

                                                                                 Year Ended December 31,
                                1996                1995               1994         1996 vs. 1995   1995 vs. 1994
                                          (Dollars in Thousands)

Net sales................$153,866  100.0%    $120,762  100.0%     $58,591 100.0%    $33,104  27.4%  $62,171 106.1%
Cost of sales............ 123,448   80.2%      94,924   78.6%      43,325  73.9%
Gross profit.............  30,418   19.8%      25,838   21.4%      15,266  26.1%      4,580  17.7%   10,572  69.3%
General, selling and
  administrative expenses  10,791    7.0%       8,936    7.4%       7,307  12.5%      1,855  20.8%    1,629  22.3%
Operating profit.........  19,627   12.8%      16,902   14.0%       7,959  13.6%      2,725  16.1%    8,943 112.4%

     Sales of absorbent polymers for 1996 increased by 27.4% over 1995 levels on a unit sales volume increase of 43.1%. This compares with a 106.1% sales increase from 1994 to 1995 on a unit volume increase of 116.1%. The unit volume increase in 1995 was largely attributable to the growth in European market share, whereas the 1996 growth was divided more equally between the U.S. and U.K. facilities.

     Gross profit margins decreased by 7.5% in 1996, compared with a decline of 18.0% from 1994 to 1995. The gross margins decline in 1995 was the result of higher raw material costs, principally acrylic acid, and lower average unit selling prices. The 1996 gross profit margin decrease was primarily attributable to the cost of shipping products from the United States to the United Kingdom to meet customer demand in excess of the U.K. plant capacity in the first half of 1996. Increased capacity utilization in both the United States and United Kingdom offset the impact of yet lower average selling prices in 1996.

     While general, selling and administrative expenses have increased from 1994 to 1995 and from 1995 to 1996, the rate of increase is less than the rate of increase in sales. Much of the increased cost has been directed to research and development of new products unrelated to the current markets served.

     The Company aggressively expanded its capacity to produce absorbent polymers from 1994 to 1996. The Company began the three-year period with worldwide capacity of 50,000 metric tons, and ended with 120,000 metric tons. The Company's production capability is presently among the largest in the world. The expansions were undertaken ahead of the industry demand curve. Greater capacity utilization is anticipated during 1997.

     A price increase was announced in the fourth quarter of 1996. Despite this, management anticipates lower average unit selling prices as larger volume customers are expected to account for a greater proportion of the sales.

Environmental

                                                                                 Year Ended December 31,
                                1996                1995               1994         1996 vs. 1995   1995 vs. 1994
                                          (Dollars in Thousands)

Net sales................ $81,480  100.0%     $65,538  100.0%     $42,609 100.0%    $15,942  24.3%  $22,929  53.8%
Cost of sales............  53,912   66.2%      44,522   67.9%      29,152  68.4%
Gross profit.............  27,568   33.8%      21,016   32.1%      13,457  31.6%      6,552  31.2%    7,559  56.2%
General, selling and
  administrative expenses  15,478   19.0%      12,209   18.6%       7,716  18.1%      3,269  26.8%    4,493  58.2%
Operating profit.........  12,090   14.8%       8,807   13.4%       5,741  13.5%      3,283  37.3%    3,066  53.4%

     Approximately 32% of the sales increase from 1995 to 1996 was attributable to acquisitions made in 1995, compared with approximately 50% from 1994 to 1995. Increased sales in international markets and higher sales of environmental liner products have been the primary drivers of growth over the past three years.

     Gross profit margins in 1996 improved by 5.3% from those of 1995. Lower manufacturing costs were the principal reason for the improvement. Inventory charges and changes in distribution during 1994 accounted for the difference between 1994 and 1995 gross profit margin.

     General, selling and administrative expenses increased 58.2% from 1994 to 1995, reflecting expansion of the international marketing group and additional staff associated with the Claymax acquisition. Further expansion of the international presence in Europe and Asia, as well as increased domestic selling expenses accounted for much of the 26.8% increase in general, selling and administrative expenses from 1995 to 1996. The rate of growth in this area is expected to be less than the sales growth rate in 1997.

Transportation

                                                                                 Year Ended December 31,
                                1996                1995                1994         1996 vs. 1995     1995 vs. 1994
                                          (Dollars in Thousands)

Net sales................ $24,378  100.0%     $21,666  100.0%     $21,636 100.0%     $2,712  12.5%     $30   0.1%
Cost of sales............  21,272   87.3%      18,974   87.6%      19,021  87.9%
Gross profit.............   3,106   12.7%       2,692   12.4%       2,615  12.1%        414  15.4%      77   2.9%
General, selling and
  administrative expenses   1,870    7.7%       1,635    7.5%       1,590   7.3%        235  14.4%      45   2.8%
Operating profit.........   1,236    5.0%       1,057    4.9%       1,025   4.8%        179  16.9%      32   3.1%

     Increased brokerage of cat litter and environmental shipments have fueled the growth in transportation revenues over the past three years. The conversion of shipments of bentonite used in the manufacturing of environmental liner products from truck to rail offset the further revenue gains made in the shipment of cat litter products during 1995. Gross profit margins have benefited from the high volume levels, as well as greater truck availability during the three-year period. General, selling and administrative expenses reflect increased staffing levels to handle increased volume. No further staff increases are anticipated for 1997.

Corporate

                                                                                 Year Ended December 31,
                                 1996            1995               1994                      1996 vs. 1995      1995 vs. 1994
                                          (Dollars in Thousands)

General, selling and
  administrative expenses       $8,614          $6,642             $6,418                    $1,972   29.7%        $224  3.5%
Operating loss...........       (8,614)         (6,642)            (6,418)

     Corporate costs include management information systems, human resources, investor relations and corporate communications, finance, purchasing, research costs for new markets and corporate governance costs.

     The Company is actively engaged in research and development efforts to create new applications for its reserves of bentonite. The Company has formed a wholly-owned subsidiary, Nanocor, Inc., to capitalize on its research and development progress in bentonite-based nanocomposites. When incorporated into plastics, bentonite-based nanocomposites can produce material with significantly improved properties that encompass a variety of commercial applications. Nanocor's technologies are still in the developmental stage, but management feels that these products have the potential to become a significant part of the Company's future growth. During 1996, Nanocor was issued two patents; nine more patent applications have been filed. The increase in corporate costs from 1995 to 1996 was almost entirely accounted for by the expanded activities of Nanocor.

     An incremental increase in research and development costs of approximately $1.1 million is expected for 1997 as Nanocor, Inc. expands its product development efforts. All costs associated with Nanocor, Inc. will continue to be included in corporate for 1997.

Net Interest Expense

     Net interest expense increased by $1.7 million from 1995 to 1996. There was $.9 million of capitalized interest in 1995 compared with none in 1996. The $4.4 million increase in interest expense from 1994 to 1995 was the result of higher borrowing levels primarily associated with capital expenditures and acquisitions.

Other Income (Expense)

     Foreign currency exchange losses accounted for approximately $.6 million, or 87% of other expense in 1996. Other income for 1995 included U.K. investment grants of approximately $.5 million and a $.6 million gain related to the cancellation of an interest rate swap compared with $.5 million of U.K. investment grants in 1994.

Income Taxes

     The income tax rate for 1996 was 34.4% compared with 33.8% in 1995 and 30.8% in 1994. The estimated effective tax rate for 1997 is 37%.

Earnings Per Share

     Earnings per share were calculated using the weighted average number of shares, including common stock equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common stock equivalents. The weighted average shares outstanding were approximately 19.5 million shares in 1996 compared with approximately 19.7 million shares and 19.5 million shares in 1995 and 1994, respectively.

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

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The table below lists the names and ages of all Directors, nominee for Director of the Company, and all positions each person holds with the Company.

Board of Directors of the Registrant

Arthur Brown, 56 (2) Chairman, President and Chief Executive Officer of Hecla Mining Company. Director since 1990.

Robert E. Driscoll, III, 58 (2, 5)
Retired Dean and Professor of Law, University of South Dakota. Director since 1985.

Raymond A. Foos, 68 (2, 3)
Retired Chairman of the Board, President and Chief Executive Officer of Brush Wellman, Inc. (manufacturer of beryllium and specialty materials). Director since 1981.

John Hughes, 54 (1)
President and Chief Executive Officer, AMCOL International Corporation. Director since 1984.

Robert C. Humphrey, 78 (1, 3, 4)
Retired Chairman of the Board, NBD Bank Evanston, N.A. Director since 1977, except for a three-month period in 1989.

James A. McClung, 59
Vice President of FMC Corporation, a diversified producer of chemicals, machinery and other products for industry, government and other products for industry, government and agriculture. Nominee for Director.

Jay D. Proops, 55 (1, 3, 4)
Private investor and former Vice Chairman and co-founder of The Vigoro Corporation. Also a Director of Great Lakes Chemical Corporation. Director since June 1995.

C. Eugene Ray, 64 (1, 2, 3, 4)
Chairman of the Board, AMCOL International Corporation. Retired Executive Vice President - Finance of Signode Industries, Inc.(manufacturer of industrial strapping products). Director since 1981.

Clarence O. Redman, 54 (1, 5)
Secretary, AMCOL International Corporation. Clarence Owen Redman Ltd. is a partner of Keck, Mahin & Cate, the law firm that serves as Corporate Counsel to the Company. Mr. Redman is also Chief Executive Officer of Keck, Mahin & Cate. Director since 1989.

Paul G. Shelton, 47 (1)
Senior Vice President - Chief Financial Officer, AMCOL International Corporation. Director since 1988.

Dale E. Stahl, 49 (1, 3, 4)
President  and  Chief  Operating  Officer  of  Gaylord  Container  Corporation
("Gaylord"),   a  manufacturer  and distributor of brown paper and packaging products. On September 14, 1992, Gaylord filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Plan of Reorganization was confirmed on October 16, 1992. Director since June 1995.

Audrey L. Weaver, 43
Private investor. Director since February 1997.

Paul C. Weaver, 34 (1, 2)
Senior Corporate Account Manager for ACNielsen Company. Director since May 1995.

(1)  Member of Executive Committee of the Board of Directors
(2)  Member of Audit Committee
(3)  Member of Compensation Committee
(4)  Member of Nominating Committee
(5)  Member of Option Committee

     Additional information regarding the directors of the Company is included under the caption "Election of Directors," "Information Concerning Members of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement to be dated on or about April 7, 1997, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

     Information regarding the above is included under the caption "Compensation and Other Transactions with Management" in the Company's proxy statement to be dated on or about April 7, 1997, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding the above is included under the caption "Security Ownership" in the Company's proxy statement to be dated on or about April 7, 1997, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding the above is included under the caption "Compensation and Other Transactions with Management" in the Company's proxy statement to be dated on or about April 7, 1997, and is incorporated herein by reference.

                                     PART IV

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

Item 14(a)  Index to Financial Statements and Financial Statement Schedules





                                                                                                              Page


(1)       Financial Statements:
          Independent Auditors' Report...................................................................      F-2
          Consolidated Balance Sheets, December 31, 1996 and 1995........................................      F-3
          Consolidated Statements of Operations,
               Years ended December 31, 1996, 1995 and 1994..............................................      F-4
          Consolidated Statements of Stockholders' Equity,
               Years ended December 31, 1996, 1995 and 1994..............................................      F-5
          Consolidated Statements of Cash Flows,
               Years ended December 31, 1996, 1995 and 1994..............................................      F-6
          Notes to Consolidated Financial Statements.....................................................      F-7
(2)       Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts................................................     F-22

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is not material.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 14, 1997

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                      ASSETS
                                                                                                  December 31,

                                                                                              1996        1995
Current assets:
     Cash and cash equivalents..........................................................    $  3,054    $  1,888
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $2,663 and $1,601...............      78,666      65,267
         Other..........................................................................       2,853       1,162
     Inventories........................................................................      56,314      49,883
     Prepaid expenses...................................................................       4,502       5,355
     Current deferred tax asset.........................................................       3,086       2,782
         Total current assets...........................................................     148,475     126,337
Property, plant, equipment, and mineral rights and reserves:
     Land and mineral rights and reserves...............................................      10,490      12,626
     Depreciable assets.................................................................     288,876     263,904
                                                                                             299,366     276,530
     Less accumulated depreciation......................................................     118,490     101,319
                                                                                             180,876     175,211
Other assets:
     Goodwill, less accumulated amortization of $2,698 and $1,937.......................      13,922      14,109
     Other intangible assets, less accumulated amortization of $7,972 and $6,464........       7,435       6,709
                                                                                              21,357      20,818
                                                                                            $350,708    $322,366
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations........................................    $  8,770    $  3,875
     Current capital lease obligations..................................................         199         194
     Accounts payable...................................................................      24,389      18,777
     Accrued income taxes...............................................................         265           -
     Accrued liabilities................................................................      18,247      13,036
         Total current liabilities......................................................      51,870      35,882
Long-term obligations:
     Long-term debt.....................................................................     118,574     116,517
     Long-term capital lease obligations................................................         281         499
                                                                                             118,855     117,016
Deferred income tax liabilities.........................................................       6,513       6,819
Estimated accrued reclamation...........................................................       4,638       4,826
Other liabilities.......................................................................       1,428       1,898
                                                                                              12,579      13,543
Minority interest in subsidiary.........................................................          -          431
Stockholders' equity:
     Common stock, par value $.01 per share. Authorized 50,000,000 shares, issued
         21,343,864 shares..............................................................         213         213
shares
     Additional paid-in capital.........................................................      75,576      74,967
     Retained earnings..................................................................      96,579      86,703
     Cumulative translation adjustments.................................................       2,868      (2,351)
                                                                                             175,236     159,532
Less:
     Treasury stock (2,345,516 shares in 1996 and 2,209,653 shares in 1995).............      (7,832)     (4,038)
                                                                                             167,404     155,494
                                                                                            $350,708    $322,366

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                            Year Ended December 31,
                                                                                     --------------------------------------

                                                                                         1996        1995         1994
    Net sales......................................................................    $ 405,347   $ 347,688    $ 265,443
    Cost of sales..................................................................      321,036     271,126      205,956
         Gross profit..............................................................       84,311      76,562       59,487
    General, selling and administrative expenses...................................       51,974      44,165       35,496
         Operating profit..........................................................       32,337      32,397       23,991
    Other income (expense):........................................................
         Interest expense, net.....................................................       (8,450)     (6,727)      (2,332)
         Other, net................................................................         (670)      1,217          544
                                                                                          (9,120)     (5,510)      (1,788)
         Income before income taxes and minority interest..........................       23,217      26,887       22,203
    Income taxes...................................................................        7,979       9,082        6,828
         Income before minority interest...........................................       15,238      17,805       15,375
    Minority interest..............................................................          (13)        (34)         (92)
         Net income................................................................    $  15,225   $  17,771    $  15,283
    Earnings per share.............................................................    $     .78   $     .90    $     .78

























          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                (Dollars in thousands, except per share amounts)

                                   Common Stock
                                Number                 Additional                Cumulative
                                  of                    Paid-in     Retained    Translation     Treasury
                                 Shares      Amount     Capital     Earnings     Adjustment      Stock      Total
-----------------------------

Balance at December 31,
     1993...................    21,343,864    $ 213    $  70,674     $ 63,149     ($3,319)      ($3,584)  $ 127,133
Net income..................             -        -            -       15,283           -            -       15,283
Cash dividends ($.24
     per share).............             -        -            -       (4,521)          -            -       (4,521)
Cumulative foreign
     exchange translation
     adjustment.............             -        -            -            -       1,454            -        1,454
Purchase of 33,956 treasury
     shares ................             -        -            -            -           -         (443)        (443)
Sale of 420,142 treasury
     shares.................             -        -        3,605            -           -          562        4,167
Balance at December 31,
     1994...................    21,343,864      213       74,279       73,911      (1,865)      (3,465)     143,073
Net income..................             -        -            -       17,771           -            -       17,771
Cash dividends ($.26 per
     share).................             -        -            -       (4,979)          -            -       (4,979)
Cumulative foreign
     exchange translation
     adjustment.............             -        -            -            -        (486)           -         (486)
Purchase of 58,000 treasury
     shares.................             -        -            -            -           -         (838)        (838)
Sale of  177,869 treasury
     shares.................             -        -          688            -           -          265          953
Balance at December 31,
     1995...................    21,343,864      213       74,967       86,703      (2,351)      (4,038)     155,494
Net income..................             -        -            -       15,225           -            -       15,225
Cash dividends ($.28 per
     share).................             -        -            -       (5,349)          -            -       (5,349)
Cumulative foreign
     exchange translation
     adjustment.............             -        -            -            -       5,219            -        5,219
Purchase of 310,084
     treasury shares........             -        -            -            -           -       (4,186)      (4,186)
Sales of 174,221 treasury
     shares.................             -        -          609            -           -          392        1,001
Balance at December 31,
     1996...................    21,343,864    $ 213    $  75,576     $ 96,579     $ 2,868     ($ 7,832)   $ 167,404

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                  -------------------------------------

                                                                                      1996        1995        1994

     Cash flow from operating activities:
          Net income.............................................................   $ 15,225   $  17,771    $ 15,283
          Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation, depletion, and amortization..........................     27,907      21,289      14,442
              Increase (decrease) in allowance for doubtful accounts.............      1,062         265        (500)
              Increase (decrease) in deferred income taxes.......................       (306)      1,345        (651)
              Increase (decrease) in estimated accrued reclamation...............       (188)        (13)          8
              Increase (decrease) in other noncurrent liabilities................       (414)        (32)        623
              (Gain) loss on sale of depreciable assets..........................         63        (254)       (356)
              Minority interest..................................................         13          34          92
              (Increase) decrease in current assets:
                   Accounts receivable...........................................    (16,152)    (15,786)    (11,289)
                   Inventories...................................................     (6,431)     (7,218)    (10,987)
                   Prepaid expenses..............................................        853      (3,142)        238
                   Current deferred tax asset....................................       (304)       (266)       (396)
              Increase (decrease) in current liabilities:
                   Accounts payable..............................................      5,613        (596)      8,345
                   Accrued income taxes..........................................        265        (807)     (1,482)
                   Accrued liabilities...........................................      5,211         105       2,133
                        Net cash provided by operating activities................     32,417      12,695      15,503
     Cash flow from investing activities:
          Proceeds from sale of depreciable assets...............................        889         775         690
          Sale of product line and mineral reserves..............................      5,888           -           -
          Acquisition of land, mineral reserves, and depreciable assets..........    (34,339)    (62,782)    (80,958)
          (Increase) decrease in other assets....................................     (1,801)       (313)         29
                       Net cash used in investing activities.....................    (29,363)    (62,320)    (80,239)
     Cash flow from financing activities:
          Proceeds from issuance of debt.........................................     10,345     109,984      77,715
          Principal payments of debt and capital lease obligations...............     (3,606)    (63,864)    (22,725)
          Proceeds from sale of treasury stock...................................      1,001         953       4,167
          Purchase of treasury stock.............................................     (4,186)       (838)       (443)
          Dividends paid.........................................................     (5,349)     (4,979)     (4,521)
          Other..................................................................        105           1         (56)
                       Net cash provided by (used in) financing activities.......     (1,690)     41,257      54,137
     Cumulative translation adjustment...........................................       (198)       (133)        486
     Net increase (decrease) in cash and cash equivalents........................      1,166      (8,501)    (10,113)
     Cash at beginning of year...................................................      1,888      10,389      20,502
     Cash and cash equivalents at end of year....................................   $  3,054   $   1,888    $ 10,389

     Supplemental Disclosures of Cash Flows Information:
     Actual cash paid for:
          Interest...............................................................   $  9,029   $   7,791    $  3,636
          Income taxes...........................................................   $  6,759   $  10,066    $  9,143

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies

     Company Operations

     AMCOL International Corporation (the Company) may be divided into three principal categories of operations: minerals, absorbent polymers and environmental. The Company also operates a transportation business primarily for delivery of its own products. The Company's revenues are derived 36% from the minerals operation, 38% from absorbent polymers, 20% from environmental and 6% from transportation operations. The Company's sales were approximately 59% domestic and 41% overseas.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries are wholly owned, except for a 49% interest in a Mexican subsidiary and a 33% interest in a Chinese subsidiary, which are accounted for at cost. The difference between the results based on the cost method and the equity method is immaterial. All material intercompany balances and transactions, including profits on inventories, have been eliminated in consolidation.

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

     Translation of Foreign Currencies

     The accounts and transactions of subsidiaries located outside of the United States are translated into U.S. dollars at rates of exchange in accordance with Statement of Financial Accounting Standards No.52, "Foreign Currency Translation." The assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. The statements of operations are translated at the weighted average monthly rate. Foreign exchange translation adjustments are accumulated as a separate component of stockholders' equity while realized exchange gains or losses are included in income.

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

(1)  Summary of Significant Accounting Policies (Continued)

     Property, Plant, Equipment, and Mineral Rights and Reserves

     Property, plant, equipment, and mineral rights and reserves are carried at cost. Depreciation is computed using the straight-line method for substantially all of the assets. Certain other assets, primarily field equipment, are depreciated on the units-of-production method. Mineral rights and reserves are depleted using the units-of-production method.

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is being amortized on the straight-line method over periods of 10 to 40 years. Other intangibles, including trademarks and noncompete agreements, are amortized on the straight-line method over periods of up to 10 years.

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

     Research and Development

     Research  and  development   costs,   included  in  general,   selling  and
administrative expenses, were approximately $4,962, $4,801 and $2,353 for the years ended December 31, 1996, 1995 and 1994.

     Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average of common shares outstanding after consideration of the dilutive effect of stock options outstanding at the end of each period. The weighted average number of common and common equivalent shares outstanding was 19,529,659 for 1996, 19,679,480 for 1995 and 19,486,520 for 1994.

     Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies (Continued)

     Impairment of Long-Lived Assets

     The Company adopted the provisions of Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

     Stock Option Plans

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for its plans.

     Reclassification

     Certain items in the 1995 and 1994 consolidated  financial  statements have
been  reclassified  to  comply  with  the  consolidated   financial   statements
presentation for 1996.

(2)  Business Segment and Geographic Area Information

     The Company operates in three major industry segments: minerals, absorbent polymers and environmental. The Company also operates a transportation business. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The absorbent polymers segment produces and distributes superabsorbent polymers primarily for use in consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long haul trucking business and a freight brokerage business, which provide services to both the Company's plants and outside customers.

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

     Export sales included in the United States were approximately $39,610, $28,691 and $17,430 for the years ended December 31, 1996, 1995 and 1994. One customer accounted for approximately 12% of sales in 1996.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(2)  Business Segment and Geographic Area Information (Continued)

     The following summaries set forth certain financial information by business segment and geographic area for the years ended December 31, 1996, 1995 and 1994.

                                                                                   1996        1995        1994
Business Segment:
     Revenues:
        Minerals                                                                 $ 145,623   $ 139,722   $ 142,607
        Absorbent polymers...................................................      153,866     120,762      58,591
        Environmental........................................................       81,480      65,538      42,609
        Transportation.......................................................       24,378      21,666      21,636
           Total                                                                 $ 405,347   $ 347,688   $ 265,443

     Operating profit:
        Minerals                                                                 $   7,998   $  12,273   $  15,684
        Absorbent polymers...................................................       19,627      16,902       7,959
        Environmental........................................................       12,090       8,807       5,741
        Transportation.......................................................        1,236       1,057       1,025
        Corporate                                                                   (8,614)     (6,642)     (6,418)
           Total                                                                 $  32,337   $  32,397   $  23,991

     Identifiable assets:
        Minerals                                                                 $ 123,161   $ 130,185   $ 126,014
        Absorbent polymers...................................................      148,405     126,392      95,121
        Environmental........................................................       65,360      54,329      31,344
        Transportation.......................................................        1,167       1,235       1,242
        Corporate                                                                   12,615      10,225      10,178
           Total                                                                 $ 350,708   $ 322,366   $ 263,899

     Depreciation, depletion and amortization:
        Minerals                                                                 $  11,520   $  10,748   $   9,506
        Absorbent polymers...................................................       11,179       7,176       3,476
        Environmental........................................................        3,908       2,432         906
        Transportation.......................................................           43          35          30
        Corporate                                                                    1,257         898         524
           Total                                                                 $  27,907   $  21,289   $  14,442

     Capital expenditures:
        Minerals                                                                 $  10,397   $  20,021   $  23,979
        Absorbent polymers...................................................       17,358      24,178      44,606
        Environmental........................................................        5,414      16,775      10,373
        Transportation.......................................................           26          61          66
        Corporate                                                                    1,144       1,747       1,934
           Total                                                                 $  34,339   $  62,782   $  80,958


                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)


(2)  Business Segment and Geographic Area Information (Continued)

                                                                                  1996         1995        1994
Geographic area:
     Sales to unaffiliated customers from:
        North America.......................................................    $ 281,678    $ 255,920   $ 226,483
        Europe    ..........................................................      121,450       89,842      37,154
        Australia                                                                   2,219        1,926       1,806
           Total                                                                $ 405,347    $ 347,688   $ 265,443

     Sales or transfers between geographic areas:
        North America.......................................................    $  15,858    $   5,416   $   4,086
        Europe..............................................................            -           86         103
        Australia                                                                       -            -           -
           Total                                                                $  15,858    $   5,502   $   4,189

     Operating profit from:
        North America.......................................................    $  23,757    $  23,047   $  22,639
        Europe..............................................................        8,667        9,471         972
        Australia                                                                     202          109         360
        Adjustments and eliminations........................................         (289)        (230)         20
           Total                                                                $  32,337    $  32,397   $  23,991

     Identifiable assets in:
        North America.......................................................    $ 243,390    $ 246,242   $ 199,175
        Europe..............................................................      105,909       73,175      65,886
        Australia                                                                   2,069        2,314       1,582
        Adjustments and eliminations........................................         (660)         635      (2,744)
           Total                                                                $ 350,708    $ 322,366   $ 263,899

(3)  Inventories

  Inventories consisted of:
                                                                                               1996         1995
       Advance mining.....................................................................   $   2,412    $   2,678
     Crude stockpile inventories..........................................................      12,601       10,284
     In-process inventories...............................................................      21,480       19,421
     Other raw material, container, and supplies inventories..............................      19,821       17,500

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(4)  Property, Plant, Equipment, and Mineral Rights and Reserves

     Property, plant, equipment and mineral rights and reserves consisted of the following:


                                                                               December 31,          Depreciation/
                                                                                                     Amortization-
                                                                          1996         1995          Annual Rates
    Mineral rights and reserves.....................................    $  7,072     $ 10,084
    Other land......................................................       3,418        2,542
    Buildings and improvements......................................      66,307       48,969       2.2% to 20.0%
    Machinery and equipment.........................................     222,569      214,935       5.0% to 33.3%

                                                                        $299,366     $276,530

     Depreciation and depletion were charged to income as follows:

                                                                                   1996        1995        1994
Depreciation expense........................................................     $25,249     $19,209     $13,045
Depletion expense...........................................................        593         587          588
                                                                                 $25,842     $19,796     $13,633

(5)  Income Taxes

     The components of the provision for domestic and foreign income tax expense for the years ended December 31,1996, 1995 and 1994 consisted of:

                                                                                       1996         1995        1994
      Income before income taxes and minority interest:

           Domestic...............................................................   $  21,910   $  22,796    $  21,810
           Foreign................................................................       1,307       4,091          393
                                                                                     $  23,217   $  26,887    $  22,203

      Provision for income taxes:
           Domestic Federal
              Current.............................................................   $   6,285   $   5,283    $   5,416
              Deferred............................................................        (313)        390         (370)
           Domestic State
              Current.............................................................         837       1,358        1,548
              Deferred............................................................         (26)         43          (38)
           Foreign
              Current.............................................................       1,467       1,362          911
              Deferred............................................................        (271)        646         (639)
                                                                                     $   7,979   $   9,082    $   6,828

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(5)  Income Taxes (Continued)

     The components of the deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows:

                                                                                                 1996         1995
    Deferred tax assets:
         Accounts receivable, due to allowance for doubtful accounts........................   $     717    $     620
         Inventories, due to additional costs inventoried for tax purposes pursuant to the
          Tax Reform Act of 1986 and reserve for obsolete inventories.......................         881        1,036
         Other..............................................................................       9,216        7,022
            Total deferred tax assets.......................................................      10,814        8,678
    Deferred tax liabilities:
         Plant and equipment, due to differences in depreciation............................     (11,568)      (9,379)
         Land and mineral reserves, due to differences in depletion.........................      (2,026)      (2,385)
         Inventories, due to change in accounting method....................................        (732)        (915)
         Other..............................................................................          85          (36)
            Total deferred tax liabilities..................................................     (14,241)     (12,715)
            Net deferred tax liability......................................................   ($  3,427)   ($  4,037)

     The following analysis reconciles the statutory Federal income tax rate to the effective tax rates:


                                                           1996                   1995                   1994
                                                        Percent of             Percent of             Percent of
                                                          Pretax                 Pretax                 Pretax
                                                     Amount     Income      Amount     Income      Amount     Income

     Domestic and foreign taxes on income at
        United States statutory rate.............    $  8,126    35.0%      $  9,410    35.0%      $  7,771    35.0%
     Increase (decrease) in taxes resulting from:
          Percentage depletion...................        (263)   (1.1)          (840)   (3.1)          (781)   (3.5)
          State taxes............................         847     3.7          1,358     5.0          1,510     6.8
          FSC Commission.........................      (1,106)   (4.8)        (1,033)   (3.8)          (509)   (2.3)
          Other..................................         375      1.6           187        .7       (1,163)    (5.2)
                                                     $  7,979    34.4%      $  9,082    33.8%      $  6,828    30.8%

(6)  Long-term Debt

     Long-term debt consisted of the following:                                                    December 31,
                                                                                         1996        1995
  Short-term debt supported by revolving credit agreement.................................    $  66,290   $  57,618
  Term note, at 9.68% (Series D)..........................................................        8,560      11,420
  Term note, at 7.36% (Series A)..........................................................       25,000      25,000
  Term note, at 7.83% (Series B)..........................................................       10,000      10,000
  Term note, at 8.10% (Series C)..........................................................       15,000      15,000
  Industrial Revenue Bond, at 68% of prime................................................          817       1,050
  Other notes payable.....................................................................        1,677         304
                                                                                                127,344     120,392
  Less current portion....................................................................        8,770       3,875
                                                                                              $ 118,574   $ 116,517

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(6)  Long-term Debt (Continued)

     The Company has a committed $100,000 revolving credit agreement, which matures October 31, 2000, with an option to extend for three one-year periods. As of December 31, 1996, there was $33,710 available in unused lines of credit. The revolving credit note is a multi-currency agreement, which allows the Company to borrow at an adjusted LIBOR rate plus .375% to .75%, depending upon debt to capitalization ratios and the amount of the credit line used.

     The Industrial Revenue Bond outstanding at December 31, 1996, is payable in equal semi-annual installments of $117 until the year 2000. The Aberdeen, Mississippi, bentonite operations of the Company are pledged as collateral.

     Maturities of long-term debt at December 31, 1996 are as follows:

                                               1997         1998        1999        2000         2001     Thereafter


      Short-term debt supported by
          revolving credit agreement......    $     -     $      -    $      -    $ 66,290      $     -    $      -
      Term note, at 9.68% (Series D)......      2,860        2,860       2,840           -            -           -
      Term note, at 7.36% (Series A)......      4,000        9,500      11,500           -            -           -
      Term note, at 7.83% (Series B)......          -            -           -           -        5,000       5,000
      Term note, at 8.10% (Series C)......          -            -           -           -            -      15,000
      Industrial Revenue Bond, at 68% of
          prime...........................        233          233         233         118            -           -
      Other notes payable.................      1,677            -           -           -            -           -
                                              $ 8,770     $ 12,593    $ 14,573    $ 66,408      $ 5,000    $ 20,000

     The estimated fair value of the term notes above at December 31, 1996, was $60,320 based on discounting future cash payments at current market interest rates for loans with similar terms and maturities.

     All loan agreements include covenants that require the maintenance of specific minimum amounts of working capital, tangible net worth and financial ratios and limit additional borrowings and guarantees. The Company is not required to maintain a compensating balance.

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

     At December 31, 1996, the Company had $6,703 of forward exchange contracts outstanding. The fair value of these contracts and the Company's other financial instruments (except for term notes - see note (6)) approximates their carrying value.

(8)  Leases

     The Company leases certain railroad cars, trailers, computer software, office equipment, and office and plant facilities. Total rent expense under operating lease agreements was approximately $2,483, $2,283 and $1,920 in 1996, 1995 and 1994, respectively. Rent expense on railroad cars is offset by mileage earnings paid by the railroads of approximately $63, $115 and $124 in 1996, 1995 and 1994, respectively.

     Railroad cars and computer software under capital leases are included in machinery and equipment as follows:

                                                                                                     1996          1995
       Railroad cars and computer software.....................................................     $ 1,768       $ 1,768
            Less accumulated amortization......................................................       1,456         1,291

     The following is a schedule of future minimum lease payments for the capital leases and for operating leases (with initial terms in excess of one year) as of December 1, 1996:

                                                                               Operating Leases
                                                                Capital
                                                                 Leases     Domestic     Foreign       Total
Year ending December 31:
     1997....................................................    $ 229        $ 3,160     $ 252       $ 3,412
     1998....................................................      170          2,331       112         2,443
     1999....................................................      114          1,989        70         2,059
     2000....................................................        -            944        56         1,000
     2001....................................................        -            583        44           627
     Thereafter..............................................        -            491        30           521
Total minimum lease payments.................................      513        $ 9,498     $ 564       $10,062

Less amount representing interest............................       33
Present value of net minimum lease payments..................    $ 480

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

Pension cost in 1996, 1995 and 1994 was comprised of:                             1996         1995        1994

Service cost................................................................    $  1,108     $    980    $    996
Interest cost...............................................................       1,171        1,094         964
Actual return on plan assets................................................        (686)      (1,988)      1,354
Net amortization and deferral...............................................        (919)         482      (2,863)
Net periodic pension cost...................................................    $    674     $    568    $    451

     The following table summarizes the funded status and amounts recognized in the Company's balance sheet at December 31, 1996 and 1995:

                                                                                           1996          1995
Actuarial present value of benefit obligations-accumulated benefit obligation, including vested benefits of $11,867 in 1996 and $10,716 in
     1995.............................................................................   $12,755       $11,469
Projected benefit obligation..........................................................  ($18,107)     ($15,966)
Plan assets at fair value.............................................................    16,586        16,690
Projected benefit obligation (more) less than plan assets.............................    (1,521)          724
Unrecognized net (gain) loss..........................................................       333        (1,101)
Unrecognized net obligation at January 1, 1986, being amortized over a
     period from 19-21 years..........................................................    (1,182)       (1,319)
Pension liability included in accrued liabilities.....................................   ($2,370)      ($1,696)

     The Company's pension benefit plan was valued as of October 1, 1996, and 1995, respectively. Approximately 93% of the plan assets are invested in common stocks, corporate bonds and notes, and guaranteed income contracts purchased from insurance companies. The remainder of the plan assets are invested in cash and a real estate trust.

     The actuarial assumptions for both 1996 and 1995 were as follows: the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5%; the rate of increase in future compensation levels was 5.5%; and the expected long-term rate of return on plan assets was 9.0%.

     In addition to the ERISA qualified plan outlined above, the Company has a supplementary pension plan that replaces those benefits that are lost as a result of ERISA limitations. The unfunded accrued liability for this plan was $366 at December 31, 1996.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(9)  Employee Benefit Plans (continued)

     The Company also has a savings plan for its domestic personnel. The Company has contributed an amount equal to an employee's contribution up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $1,130 in 1996, $985 in 1995 and $963 in 1994.

     The foreign pension plans, not subject to ERISA, are funded using individual annuity contracts and, therefore, are not included in the information noted above.

(10)  Stock Option Plans

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 (FAS 123), "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No.25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for its stock option plans been determined consistent with FAS 123, the Company's net income would have been changed to the pro forma amounts indicated below:

                                                                                                1996         1995
Net income:.................................   As reported................................    $  15,225    $ 17,771
                                               Pro forma..................................    $  14,775    $ 17,544

Earnings per share:.........................   As reported................................    $    0.78    $   0.90
                                               Pro forma..................................    $    0.76    $   0.89

     Under the stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant. For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 1.82% and 2.26%, expected volatility of 42% for both years, risk free interest rates of 5.31% and 7.37%, and expected lives of six years.

     1983 Incentive Stock Option Plan

     The Company reserved 1,800,000 shares of its common stock for issuance of incentive stock options to its officers and key employees. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value at the time of grant. Options awarded under the plan vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.

     This plan expired during 1993, though options which were granted prior to its expiration continue to be valid until the individual option grants expire.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10)  Stock Option Plans (Continued)


                                                      1996                   1995                   1994

                                                          Weighted               Weighted               Weighted
                                                           Average                Average                Average
                                                          Exercise               Exercise               Exercise
                                                Shares                 Shares                 Shares
                                                           Price                  Price                  Price
Options outstanding at January 1.............   698,422     $6.18      873,975      $5.81     990,671      $5.50
Granted......................................         -         -            -          -           -          -
Exercised....................................  (169,221)     4.00     (171,869)      4.26    (113,756)      3.02
Cancelled....................................   (14,816)     9.80       (3,684)      7.20      (2,940)      8.61
Options outstanding at December 31...........   514,385      6.80      698,422       6.18     873,975       5.81
Options exercisable at December 31...........   414,443                471,675                430,664
Shares   available   for   future   grant  at
   December 31...............................         0                      0                      0

     1993 Stock Plan

     The Company reserved 840,000 shares of its common stock for issuance to its officers and key employees in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. To date, only incentive stock options have been awarded. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value at the time of grant. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Option Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.


                                                      1996                   1995                   1994

                                                          Weighted               Weighted               Weighted
                                                           Average                Average                Average
                                                          Exercise               Exercise               Exercise
                                                Shares     Price       Shares     Price       Shares     Price

Options outstanding at January 1.............   318,140    $16.27      198,975     $18.91      84,150     $20.50
Granted......................................   189,557     14.52      134,450      12.38     117,045      17.75
Exercised....................................         -         -            -          -           -          -
Cancelled....................................   (64,375)    14.88      (15,285)     16.47      (2,220)     17.75
Options outstanding at December 31...........   443,322     15.72      318,140      16.27     198,975      18.91
Options exercisable at December 31...........    34,456
                                                                             0                      0
Shares   available   for   future   grant  at   396,678                521,860                641,025
   December 31...............................

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10)  Stock Option Plans (Continued)

     1987 Nonqualified Stock Option Plan

     The Company reserved 340,000 shares of its common stock for issuance of nonqualified stock options to officers and directors, as well as key employees. The stock options are exercisable at a price per share which may be no less than the fair market value at the time of grant according to the vesting provisions of the plan. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until fully vested. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.


                                                      1996                   1995                   1994

                                                          Weighted               Weighted               Weighted
                                                           Average                Average                Average
                                                          Exercise               Exercise               Exercise
                                                Shares     Price       Shares     Price       Shares     Price

Options outstanding at January 1.............   150,856    $ 5.15      140,656     $ 3.82     144,400     $ 3.57
Granted......................................     7,000     11.63       17,000      15.75       2,256      17.75
Exercised....................................    (5,000)     2.92       (6,000)      2.92      (6,000)      2.92
Cancelled....................................          -        -         (800)     13.25            -         -
Options outstanding at December 31...........   152,856      5.52      150,856       5.15     140,656       3.82
Options exercisable at December 31...........   126,224                129,680                121,920
Shares   available   for   future   grant  at   130,544                137,544                153,744
   December 31...............................

     All Stock Option Plans

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                                            Options Outstanding           Options Exercisable
                                                         Weighted
                                                         Average         Weighted                      Weighted
                                                        Remaining         Average       Number of      Average
                                       Number of       Contractual       Exercise         Shares       Exercise
      Range of exercise prices            Shares        Life (Yrs.)         Price                        Price
    $ 2.334       -       $ 3.917         350,201          3.69          $ 3.356           329,699     $ 3.321
      4.667       -        11.750         294,584          4.90            9.553           208,144       8.645
     12.375       -        15.375         282,607          8.83           13.703             4,470      12.965
     15.750       -        20.500         183,171          9.32           18.828            32,810      17.750
               Total                    1,110,563          6.25          $10.184           575,123     $ 6.146


                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(11)  Accrued Liabilities

                                                                                              1996        1995


Estimated accrued severance taxes.......................................................    $   1,888   $   1,048
Accrued employee benefits...............................................................        2,586       1,837
Accrued vacation pay....................................................................        1,702       1,438
Accrued dividends.......................................................................        1,335       1,344
Accrued bonus...........................................................................          472         781
Accrued commissions.....................................................................        2,077         578
Other...................................................................................        8,187       6,010

                                                                                            $  18,247   $  13,036


(12)  Quarterly Results (Unaudited)

     Unaudited summarized results for each quarter in 1996 and 1995 are as follows:

                                                                                  1996 Quarter
                                                             --------------------------------------------------------
                                                                  First        Second         Third        Fourth
Minerals....................................................   $  34,557     $  35,347    $    37,260   $    38,459
Absorbent Polymers..........................................      32,046        34,102         38,744        48,974
Environmental...............................................      13,767        21,563         26,923        19,227
Transportation.............................................        5,166         5,749          6,619         6,844
     Net Sales..............................................   $  85,536     $  96,761    $   109,546   $   113,504
Minerals....................................................   $   4,704     $   5,781    $     7,006   $     5,728
Absorbent Polymers..........................................       6,326         6,108          7,623        10,361
Environmental...............................................       4,268         7,280          9,063         6,957
Transportation..............................................         702           745            806           853
     Gross Profit...........................................   $  16,000     $  19,914    $    24,498   $    23,899
Minerals....................................................   $     906     $   1,831    $     3,322   $     1,939
Absorbent Polymers..........................................       3,847         3,691          4,940         7,149
Environmental...............................................         710         3,358          5,078         2,944
Transportation..............................................         269           265            351           351
Corporate...................................................      (2,155)       (2,290)        (2,383)       (1,786)
     Operating Profit.......................................   $   3,577     $   6,855    $    11,308   $    10,597
Net Income..................................................   $   1,131     $   2,983    $     5,875   $     5,236
Earnings per common and common equivalent share:............   $    0.06     $    0.15    $     0.30    $     0.27

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(12)  Quarterly Results (Unaudited) (continued)

                                                                                  1995 Quarter
                                                             --------------------------------------------------------
                                                                  First        Second         Third        Fourth
Minerals....................................................   $  35,598     $  34,968     $  34,381     $  34,775
Absorbent Polymers..........................................      26,480        28,768        31,286        34,228
Environmental...............................................      11,424        14,656        21,612        17,846
Transportation.............................................        5,248         5,268         5,699         5,451
     Net Sales..............................................   $  78,750     $  83,660     $  92,978     $  92,300
Minerals....................................................   $   6,692     $   7,704     $   6,315     $   6,305
Absorbent Polymers..........................................       6,178         6,023         6,263         7,374
Environmental...............................................       3,863         5,069         6,305         5,779
Transportation..............................................         643           633           719           697
     Gross Profit...........................................   $  17,376     $  19,429     $  19,602     $  20,155
Minerals....................................................   $   2,949     $   3,611      $  3,340     $   2,373
Absorbent Polymers..........................................       4,084         3,700         3,869         5,249
Environmental...............................................         851         1,943         3,511         2,502
Transportation..............................................         256           263           315           223
Corporate...................................................      (1,582)       (1,739)       (1,406)       (1,915)
     Operating Profit.......................................   $   6,558     $   7,778     $   9,629     $   8,432
Net Income..................................................   $   3,631     $   4,688     $   4,917     $   4,535
Earnings per common and common equivalent share:............   $    0.19     $    0.24     $    0.25     $    0.23

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

                                                                         Additions
                                                                             Charged                        Balance
                                                 Balance at     Charged to   to other    Other charges add  at end of
                                                beginning of    costs and    account         (deduct)          year
  Year                     Description              year         expenses     describe        describe
  1996   Allowance for doubtful accounts           $ 1,601       $ 2,013       $    -         ($951)(1)       $2,663

  1995   Allowance for doubtful accounts           $ 1,336       $   769       $    -         ($504)(1)       $1,601

  1994   Allowance for doubtful accounts           $ 1,836       $   978       $    -       ($1,478)(1)(2)    $1,336
___________

(1)  Bad debts written off.

(2)  During 1994, the Company acquired Aquatec and Hydron,  which included  allowance for doubtful  accounts of $60 and $15, respectively.

                                                    SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1997

                                             AMCOL INTERNATIONAL CORPORATION

                                             By:    /s/   John Hughes
                                             John Hughes
                                             President; Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/   John Hughes                         March 20, 1997
John Hughes
President; Chief Executive Officer
and Director


   /s/   Paul G. Shelton                     March 20, 1997
Paul G. Shelton
Senior Vice President - Chief Financial
Officer; Treasurer and Director


   /s/   C. Eugene Ray                       March 20, 1997
C. Eugene Ray
Director; Chairman of the Board


   /s/   Jay D. Proops                       March 20, 1997
Jay D. Proops
Director


   /s/   Robert C. Humphrey                  March 20, 1997
Robert C. Humphrey
Director


   /s/   Robert E. Driscoll, III             March 20, 1997
Robert E. Driscoll, III
Director


   /s/   Raymond A. Foos                     March 20, 1997
Raymond A. Foos
Director

   /s/   Clarence O. Redman                  March 20, 1997
Clarence O. Redman
Director


   /s/   Arthur Brown                        March 20, 1997
Arthur Brown
Director


   /s/   Dale E. Stahl                       March 20, 1997
Dale E. Stahl
                                    Director


   /s/   Audrey L. Weaver                    March 20, 1997
Audrey L. Weaver
Director


   /s/   Paul C. Weaver                      March 20, 1997
Paul C. Weaver
Director

                                INDEX TO EXHIBITS

Exhibit
Number

3.1      Restated Certificate of Incorporation of the Company (5), as amended (10)
3.2      Bylaws of the Company (10)
4        Article Fourth of the Company's Restated Certificate of Incorporation (5)
10.1     AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)*
10.2     Executive Medical Reimbursement Plan (1)*
10.3     Lease  Agreement  for office  space dated  September  29,  1986,  between  the  Company and  American
         National Bank and Trust Company of Chicago (1); as amended (8)
10.4     AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)*
10.5     Change in Control Agreement dated April 1, 1994, by and between Registrant and John Hughes (6)*
10.6     Change in Control Agreement dated April 1, 1994, by and between Registrant and Paul G. Shelton (6)*
10.7     Change in Control  Agreement  dated  February 7, 1996,  by and  between  Registrant  and  Lawrence E.
         Washow (10)*
10.8     Change in Control  Agreement  dated  February 7, 1996, by and between  Registrant and Roger P. Palmer
         (10)*
10.9     Change in Control Agreement dated January 24, 1994, by and between Registrant and Peter L. Maul (6)*
10.10    AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)*
10.11    AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)*
10.12    Credit  Agreement by and among AMCOL  International  Corporation  and Harris Trust and Savings  Bank,
         individually  and as agent,  NBD Bank,  LaSalle  National  Bank and the Northern  Trust Company dated
         October 4, 1994, (7); as amended,  First Amendment to Credit  Agreement dated September 25, 1995 (9), as amended,  Second  Amendment  to Credit  Agreement  dated March 28,  1996,  and Third  Amendment to
         Credit Agreement dated September 12, 1996.
10.13    Note Agreement dated October 1, 1994,  between AMCOL  International  Corporation and Principal Mutual
         Life Insurance Company (7), as amended, First Amendment of Note Agreement dated September 30, 1996.
10.14    Change in Control Agreement dated August 21, 1996 by and between Registrant and Frank B. Wright, Jr.
21       Subsidiaries of the Company
23       Consent of KPMG Peat Marwick LLP
27       Financial Data Schedule
______________________________

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