Form 10-Q
period 1997-03-31
AMCOL INTERNATIONAL CORP
filed 1997-04-21
CIK 813621

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1997
                                                        or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at April 18, 1997
         (Common stock, $.01 par value)                  19,051,017

                         AMCOL INTERNATIONAL CORPORATION


                                      INDEX



Part I - Financial Information


         Item 1            Financial Statements                                      Page No.

                           Condensed Consolidated Balance Sheet -
                           March 31, 1997 and December 31, 1996                         1

                           Condensed Consolidated Statement of Operations -
                           three months ended March 31, 1997 and 1996                   2

                           Condensed Consolidated Statement of Cash Flows -
                           three months ended March 31, 1997 and 1996                   3

                           Notes to Condensed Consolidated Financial Statements         4


         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   5


Part II - Other Information

         Item 6            Exhibits and Reports on Form 8-K                                      9

                         Part I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                         March 31,              December 31,
                                                                            1997                    1996
                                                                    ---------------------    -------------------
Current assets:                                                                                      *
     Cash and cash equivalents                                             $   5,172                $   3,054
     Accounts receivable, net                                                 77,672                   81,519
     Inventories                                                              60,296                   56,314
     Prepaid expenses                                                          3,583                    4,502
     Current deferred tax asset                                                3,145                    3,086
         Total current assets                                                149,868                  148,475

Property, plant, equipment and mineral reserves                              302,623                  299,366
     Less accumulated depreciation                                           124,258                  118,490
                                                                             178,365                  180,876

Intangible assets, net                                                        14,902                   15,217

Other long-term assets, net                                                    5,714                    6,140
                                                                           $ 348,849                $ 350,708

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                          $   9,423                $   8,969
     Accounts payable                                                         21,331                   24,389
     Accrued liabilities                                                      23,010                   18,512
         Total current liabilities                                            53,764                   51,870

Long-term debt                                                               115,444                  118,855

Deferred credits and other liabilities                                        12,743                   12,579

Stockholders' equity:
     Common stock                                                                213                      213
     Additional paid-in capital                                               75,689                   75,576
     Foreign currency translation adjustment                                     235                    2,868
     Retained earnings                                                        98,421                   96,579
     Treasury stock                                                           (7,660)                  (7,832)
                                                                             166,898                  167,404
                                                                           $ 348,849                $ 350,708

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

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                    ----------------------------------------------
                                                                           1997                      1996
                                                                    --------------------      --------------------
Net sales                                                                $    107,918            $     85,536
Cost of sales                                                                  86,107                  69,536
     Gross profit                                                              21,811                  16,000
General, selling and administrative expenses                                   14,507                  12,423
     Operating profit                                                           7,304                   3,577
Other income (expense):
     Interest expense, net                                                     (2,162)                 (2,055)
     Other income, net                                                           (105)                    255
                                                                               (2,267)                 (1,800)
     Income before income taxes and minority interest                           5,037                   1,777
Income taxes                                                                    1,864                     640
     Income before minority interest                                            3,173                   1,137
Minority interest                                                                 -                      (6)
     Net income                                                          $      3,173            $      1,131

Weighted average common and common
     equivalent shares                                                     19,455,401              19,659,827

Earnings per share                                                       $        .16            $        .06

Dividends declared per share                                             $        .07            $        .07

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

                                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                    ----------------------------------------------

Cash flow from operating activities:
     Net income                                                          $  3,173                   $ 1,131
     Adjustments to reconcile net income to net cash
       Provided by operating activities:
         Depreciation, depletion, and amortization                          7,567                     6,382
         Other                                                                390                      (320)
         (Increase)/decrease in current assets                                538                       185
         Increase/(decrease) in current liabilities                         1,889                     2,323

         Net cash provided by (used in) operations                         13,557                     9,701

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        Depreciable and intangible assets                                  (7,382)                   (8,643)
     Sale of mineral reserves                                                   -                     2,701
     Other                                                                    395                      (391)

         Net cash used in investing activities                             (6,987)                   (6,333)

Cash flow from financing activities:
     Net change in outstanding debt                                        (3,406)                     (145)
     Dividends paid                                                        (1,331)                   (1,340)
     Other                                                                    285                      (236)

         Net cash provided by  financing activities                        (4,452)                   (1,721)

Net (increase) in cash and cash equivalents                                 2,118                     1,647

Cash and cash equivalents at beginning of period                            3,054                     1,888

Cash and cash equivalents at end of period                               $  5,172                   $ 3,535

Supplemental Disclosure of Cash Flows Information (In thousands)

Actual cash paid for:
     Interest                                                            $    686                   $   557

     Income taxes                                                        $    548                   $   259

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1:  BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1996, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1996, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1996. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Form 10-K which accompanies the 1996 Corporate Report.
     The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

Certain  items  in  the  1996  consolidated   financial   statements  have  been
reclassified to comply with the consolidated financial statements presentation for 1997.

Note 2:  INVENTORIES

     Inventories at March 31, 1997 have been valued using the same methods as at December 31, 1996. The composition of inventories at March 31, 1997 and December 31, 1996, was as follows:

                                                                         March 31,               December 31,
                                                                           1997                      1996
                                                                    --------------------      --------------------
Advance mining, crude stockpile and in-process inventories                $ 40,977                  $ 36,493

Other raw material, container and supplies inventories                      19,319                    19,821

                                                                          $ 60,296                  $ 56,314

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

Three Months Ended March 31, 1997 vs. 1996

     Net sales increased by $22.4 million, or 26.2%, and gross profits and operating profits increased by $5.8 million, or 36.3%, and $3.7 million, or 104.2%, respectively. Higher selling, general and administrative expenses reflected higher expenditures associated with the development of the nanocomposite technology and additional polymer products, as well as higher costs for new market development. Net interest expense increased by $.1 million, or 5.2%, as March 31, 1997 debt (both long-term and short-term) increased by $2.9 million, or 2.4%, over the prior-year quarter. Earnings per share were $.16 for the 1997 quarter compared with $.06 for the 1996 quarter.

A brief discussion by business segment follows:

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 39,258        100.0%      $ 34,557        100.0%       $ 4,701           13.6%

Cost of  sales                      33,153         84.4%        29,853         86.4%

   Gross profit                      6,105         15.6%         4,704         13.6%         1,401           29.8%
General, selling and
  Administrative expenses            3,875          9.9%         3,798         11.0%            77            2.0%

   Operating profit                  2,230          5.7%           906          2.6%         1,324          146.1%

     Sales increased by $4.7 million, or 13.6% , over the prior-year period. The primary increases came from cat litter and metalcasting products, offset by declines in sales of refining chemicals (a business which was sold later in 1996) and shipments to the iron ore pelletizing market. Reduced sales to the iron ore pelletizing market are anticipated to continue, although the remaining shipments will reflect higher unit selling prices. The gross profit margin improved from the prior year when margins were depressed as a result of higher costs associated with excess cat litter capacity.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 45,161        100.0%      $ 32,046        100.0%      $ 13,115           40.9%

Cost of  sales                      35,568         78.8%        25,720         80.3%

   Gross profit                      9,593         21.2%         6,326         19.7%         3,267           51.6%
General, selling and
  Administrative expenses            3,015          6.7%         2,479          7.7%           536           21.6%

   Operating profit                  6,578         14.5%         3,847         12.0%         2,731           71.0%

     Revenues increased by $13.1 million, or 40.9%, over the prior-year period as sales volume increased by 57.0%. The gross profit margin in the prior-year quarter reflected the additional costs associated with supplemental shipments of product from the United States to meet European demand in excess of U.K. plant capacity. The U.K. plant capacity in the current year was adequate to meet demand. The increase in general, selling and administrative expenses reflected higher product and business development expenditures for non-superabsorbent polymer products and increased superabsorbent polymer market development expenses.

                                                              Quarter Ended March 31,

                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 16,565        100.0%       $13,767        100.0%      $  2,798           20.3%

Cost of  sales                      11,327         68.4%         9,499         69.0%

   Gross profit                      5,238         31.6%         4,268         31.0%           970           22.7%
General, selling and
  Administrative expenses            4,309         26.0%         3,558         25.8%           751           21.1%

   Operating profit                    929          5.6%           710          4.2%           219           30.8%

     Sales increased by $2.8 million, or 20.3%, over the prior-year period. Sales across all product lines were generally higher, but sales of environmental liner products were particularly stronger. General, selling and administrative expenses increased by 21.1%, largely as a result of the increased marketing costs associated with both domestic and international sales, and the increased costs of the European unit.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)        $ Change           % Change
Net sales                          $ 6,934        100.0%       $ 5,166        100.0%       $ 1,768           34.2%

Cost of  sales                       6,059         87.4%         4,464         86.4%

   Gross profit                        875         12.6%           702         13.6%           173           24.6%
General, selling and
  Administrative expenses              504          7.3%           433          8.4%            71           16.4%

   Operating profit                    371          5.3%           269          5.2%           102           37.9%

     Net sales increased by $1.8 million, or 34.2%, as a result of stronger shipments of cat litter and environmental products in 1997 compared with 1996. In addition, adverse weather conditions caused some rail shipments to temporarily move to truck shipments during the quarter. Lower gross profit margin in the 1997 quarter was a result of lower aggregate brokerage margins, however the operating margin was marginally higher than the prior-year quarter.

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)        $ Change           % Change
General, selling and
  Administrative expenses          $ 2,804                     $ 2,155                        $649           30.1%

   Operating loss                    2,804                       2,155                         649           30.1%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance costs. The start-up of the nanocomposite business is also included in the corporate costs. More than 60% of the increase in costs is attributable to the development and market launch of the Company's nanocomposite technology.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

     At March 31, 1997, the Company had outstanding debt of $124.9 million (including both long-term and short-term debt) and cash of $5.2 million compared with $127.8 million in debt and $3.1 million in cash and cash equivalents at December 31, 1996. The long-term debt represented 40.9% of total capitalization at March 31, 1997, compared with 41.5% at December 31, 1996.

     The Company had a current ratio of 2.79-to-1 at March 31, 1997, with approximately $96.1 million in working capital compared with 2.86-to-1 and $96.6 million, respectively, at December 31, 1996.

     During the first quarter of 1997, the Company paid dividends of $1.3 million, and acquired property,plant and equipment totaling $7.4 million. The cumulative foreign exchange translation adjustment, a component of stockholders' equity, declined by $2.6 million as a result of the weakening of the Pound Sterling versus the U.S. dollar.

     The Company had approximately $38.0 million in unused, committed credit lines at March 31, 1997. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time.

Forward Looking Statements

     This filing contains certain forward-looking statements regarding the company's expected performance for future periods and actual results for such periods may materially differ. Such forward-looking statements are subject to uncertainties, which include, but are not limited to, actual growth in AMCOL's various markets, utilization of the company's plants and factories, customer concentration in the absorbent polymers segment, operating costs, raw material prices, weather, and delays in development production and marketing of new products, and other factors detailed from time to time in the company's annual report and other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

     (a) See Index to Exhibits immediately following the signature page.

     (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMCOL INTERNATIONAL CORPORATION



Date:             April 21, 1997       /s/      John Hughes
                                       John Hughes
                                       President and Chief Executive Officer



Date:            April 21, 1997        /s/      Paul G. Shelton
                                       Paul G. Shelton
                                       Senior Vice President and
                                       Chief Financial Officer



                                INDEX TO EXHIBITS

Exhibit
Number

3.1      Restated Certificate of Incorporation of the Company (5), as amended
         (10)
3.2      Bylaws of the Company (10)
4        Article Fourth of the Company's Restated Certificate of Incorporation
(5)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.2     Executive Medical Reimbursement Plan (1)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National
         Bank and Trust Company of Chicago (1) as amended (8)
10.4     AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
         (2); as amended (6)
10.5 Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes
10.6 Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton
10.7 Change in Control Agreement dated February 7, 1996, by and between Registrant and Lawrence E. Washow (10)
10.8 Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)
10.9 Change in Control Agreement dated April 1, 1997 by and between Registrant and Peter L. Maul
10.10 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.11 AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
10.12 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank,
         individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October
         4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended,
         Second Amendment to Credit Agreement dated March 28, 1996, and Third Amendment to Credit Agreement dated
         September 12, 1996 (11)
10.13 Note Agreement dated October 1, 1994, between AMCOL International Corporation and Principal Mutual Life
         Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996 (11)
10.14 Change in Control Agreement dated August 21, 1996 by and between Registrant and Frank B. Wright, Jr. (11)
27       Financial Data Schedule


(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission for the year ended September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.