Form 10-Q
period 1997-06-30
AMCOL INTERNATIONAL CORP
filed 1997-07-21
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 1997
                                       or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at July 18, 1997
         (Common stock, $.01 par value)                    18,958,268

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX
Part I - Financial Information


         Item 1            Financial Statements                                                          Page No.

                           Condensed Consolidated Balance Sheet -
                           June 30, 1997 and December 31, 1996                                           1

                           Condensed Consolidated Statement of Operations -
                           six months and three months ended June 30, 1997 and 1996                      2

                           Condensed Consolidated Statement of Cash Flows -
                           six months ended June 30, 1997 and 1996                                       3

                           Notes to Condensed Consolidated Financial Statements                          4


         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                           5


Part II - Other Information


         Item 4            Submission of Matters to a Vote of Security Holders                          12

         Item 6            Exhibits and Reports on Form 8-K                                             12

                     Part I, Item I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS


                                                                          June 30,              December 31,
                                                                            1997                    1996
                                                                    ---------------------    -------------------
Current assets:                                                                                      *
     Cash and cash equivalents                                          $   4,177                $   3,054
     Accounts receivable, net                                              78,370                   81,519
     Inventories                                                           58,454                   56,314
     Prepaid expenses                                                       5,380                    4,502
     Current deferred tax asset                                             3,145                    3,086
         Total current assets                                             149,526                  148,475

Property, plant, equipment and mineral reserves                           308,167                  299,366
     Less accumulated depreciation                                        129,919                  118,490
                                                                          178,248                  180,876

Intangible assets, net                                                     14,604                   15,217

Other long-term assets, net                                                 5,765                    6,140
                                                                        $ 348,143                $ 350,708

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                       $  16,884                $   8,969
     Accounts payable                                                      19,900                   24,389
     Accrued liabilities                                                   23,762                   18,512
         Total current liabilities                                         60,546                   51,870

Long-term debt                                                            106,314                  118,855

Deferred credits and other liabilities                                     12,573                   12,579

Stockholders' equity:
     Common stock                                                             213                      213
     Additional paid-in capital                                            75,728                   75,576
     Foreign currency translation adjustment                                  919                    2,868
     Retained earnings                                                    101,186                   96,579
     Treasury stock                                                        (9,336)                  (7,832)
                                                                          168,710                  167,404
                                                                        $ 348,143                $ 350,708

                  *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)


                                                Six Months Ended                      Three Months Ended
                                                    June 30,                               June 30,
                                        ----------------------------------    -----------------------------------
                                             1997               1996               1997                1996
                                        ---------------    ---------------    ---------------     ---------------

Net sales                                $    221,408      $    182,297        $    113,490       $      96,761
Cost of sales                                 175,894           146,383              89,787              76,847
     Gross profit                              45,514            35,914              23,703              19,914
General, selling and administrative
   expenses                                    28,744            25,482              14,237              13,059

     Operating profit                          16,770            10,432               9,466               6,855
Other income (expense):
     Interest expense, net                     (4,360)           (4,114)             (2,198)             (2,059)
     Other income, net                           (580)              131                (475)               (124)
                                               (4,940)           (3,983)             (2,673)             (2,183)

     Income from operations                    11,830             6,449               6,793               4,672
Income taxes                                    4,375             2,322               2,511               1,682

     Income before minority interest            7,455             4,127               4,282               2,990
Net income of minority interest                     -               (13)                  -                  (7)

     Net income                          $      7,455      $      4,114               4,282               2,983

Weighted average common and
       common equivalent shares            19,432,195        19,540,809          19,407,928          19,475,371

Earnings per share                       $        .38      $        .21        $        .22       $        .15

Dividends declared per share             $        .15      $        .14        $        .08       $        .07


              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                    ----------------------------------------------
                                                                           1997                      1996
                                                                    --------------------      --------------------
Cash flow from operating activities:
     Net income                                                          $  7,455                  $  4,114
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                         15,347                    13,048
         Other                                                               (406)                     (436)
         (Increase)/decrease in current assets                                707                   (10,723)
         Increase/(decrease) in current liabilities                           761                     5,963

         Net cash provided by operations                                   23,864                    11,966

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                 (13,509)                  (21,339)
     Sale of product line and mineral reserves                                  -                     6,155
     Other                                                                   (406)                    1,234

         Net cash used in investing activities                            (13,915)                  (13,950)

Cash flow from financing activities:
     Net change in outstanding debt                                        (4,626)                    5,015
     Dividends paid                                                        (2,848)                   (2,675)
     Other                                                                 (1,352)                     (929)

         Net cash provided (used) by financing activities                  (8,826)                    1,411

Net increase (decrease) in cash and cash equivalents                        1,123                      (573)

Cash and cash equivalents at beginning of period                            3,054                     1,888

Cash and cash equivalents at end of period                               $  4,177                  $  1,315

Supplemental Disclosure of Cash Flows Information

Actual cash paid for:
     Interest                                                            $  4,327                  $  2,386

     Income taxes                                                        $  3,272                  $    816

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1:  BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1996, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1996, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1996. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of the interim periods, and all such adjustments are of a normal recurring nature. Management recommends the accompanying consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Form 10-K which accompanies the 1996 Corporate Report.

     The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 2:  INVENTORIES

     Inventories at June 30, 1997 have been valued using the same methods as at December 31, 1996. The composition of inventories at June 30, 1997 and December 31, 1996, was as follows:

                                                                        June 30, 1997             December 31, 1996
                                                                    -----------------------     -----------------------

Crude stockpile and in-process inventories                                  $ 41,692                  $ 36,493

Other raw material, container and supplies inventories                        16,762                    19,821

                                                                            $ 58,454                  $ 56,314

Note 3:  EARNINGS PER SHARE

     Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding and the dilutive effect of stock options outstanding at the end of each period.

Note 4:  DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consisted with its committed exposures. As of June 30, 1997 the only derivatives outstanding were related to foreign currency.

           Item II - AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following is management's discussion and analysis of the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Six Months Ended June 30, 1997 vs. 1996

     Net sales increased by $39.1 million, or 21.5%, while gross profit increased by $9.6 million, or 26.7%, and operating profit increased by $6.3 million, or 60.8%. Higher utilization of polymer plant capacity and better results from the minerals segment accounted for most of the improvement in sales and profits Net interest expense increased by $.2 million, or 6.0%, as a result of higher average debt levels. Other expense for 1997 included $.4 million related to currency exchange losses. Earnings were $.38 per share for the 1997 period, compared with $.21 per share for the prior year period on slightly fewer weighted average shares outstanding.

A brief discussion by business segment follows:

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
         Minerals                                           (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 77,821        100.0%      $ 69,904        100.0%      $  7,917           11.3%
Cost of  sales                      65,316         83.9%        59,419         85.0%

   Gross profit                     12,505         16.1%        10,485         15.0%         2,020           19.3%
General, selling and
   administrative expenses           7,796         10.0%         7,748         11.1%            48             .6%

   Operating profit                  4,709          6.1%         2,737          3.9%         1,972           72.0%

     Sales increased by $7.9 million, or 11.3%, from the prior-year period. Higher sales of cat litter and metalcasting products offset declines in sales of refining chemicals (a business that was sold in the second quarter of 1996) and shipments to the iron ore pelletizing market. Reduced sales to the iron ore pelletizing market are anticipated to continue, although the remaining shipments will reflect higher unit selling prices. Gross profit margins improved by 110 basis points. Product mix and better cat litter plant utilization accounted for the change. General, selling and administrative expenses for 1997 included approximately $.4 million associated with international ventures, which provide access to cost-effective, local clay sources as alternatives to products shipped from the United States. Management anticipates that such expenditures will continue at this pace for the balance of 1997.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 90,202        100.0%      $ 66,148        100.0%      $ 24,054           36.4%
Cost of  sales                      71,779         79.6%        53,714         81.2%

   Gross profit                     18,423         20.4%        12,434         18.8%         5,989           48.2%
General, selling and
   administrative expenses           5,620          6.2%         4,896          7.4%           724           14.8%

   Operating profit                 12,803         14.2%         7,538         11.4%         5,265           69.8%

     Revenues increased by $24.1 million, or 36.4%, over the prior year as sales volume increased 50.2%. Gross profit margins improved by 160 basis points from the prior year, reflecting higher plant capacity utilization.

     The current worldwide superabsorbent polymer capacity for the Company is estimated at 130,000 metric tons, following debottlenecking of the U.S. and U.K. plants.

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
    Environmental                                           (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 39,343        100.0%      $ 35,330        100.0%      $  4,013           11.4%
Cost of  sales                      26,538         67.5%        23,782         67.3%

   Gross profit                     12,805         32.5%        11,548         32.7%         1,257           10.9%
General, selling and
   administrative expenses           8,874         22.6%         7,480         21.2%         1,394           18.6%

   Operating profit                  3,931          9.9%         4,068         11.5%          (137)          (3.4%)

     Sales increased by $4.0 million, or 11.4%. Gross profit margins declined by 20 basis points. General, selling and administrative expenses increased by $1.4 million, or 18.6%, reflecting higher international marketing costs and higher costs associated with the European environmental unit.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
   Transportation                                           (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 14,042        100.0%       $10,915        100.0%      $  3,127           28.6%
Cost of  sales                      12,261         87.3%         9,468         86.7%

   Gross profit                      1,781         12.7%         1,447         13.3%           334           23.1%
General, selling and
   administrative expenses           1,015          7.2%           913          8.4%           102           11.2%

   Operating profit                    766          5.5%           534          4.9%           232           43.4%


     Revenues increased $3.1 million, or 28.6%, as a result of stronger shipments of cat litter and environmental products. This unit also benefited from increased truck shipments due to weather-related difficulties experienced by the railroads in the first quarter of 1997. Gross profit margins declined by 60 basis points as a result of lower aggregate brokerage margins.

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
        Corporate                                           (Dollars in Thousands)        $ Change           % Change
General, selling and
   administrative expenses        $  5,439                    $  4,445                    $    994           22.4%

   Operating loss                   (5,439)                     (4,445)                       (994)          22.4%


     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance, and corporate governance costs. The $1.0 million increase in costs is primarily attributable to the development and launch of the Company's nanocomposite technology.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Three Months Ended June 30, 1997 vs. 1996

     Net sales increased by $16.7 million, or 17.3%, while gross profit increased by $3.8 million, or 19.0%, and operating profit increased by $2.6 million, or 38.1%. Net interest expense increased by $.1 million, or 6.8%. Other expense in 1997 included $.3 million in exchange losses. Earnings were $.22 per share for 1997 quarter compared with $.15 per share for the prior-year quarter on slightly fewer weighted average shares outstanding.

A brief discussion by business segment follows:

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
         Minerals                                           (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 38,563        100.0%      $ 35,347        100.0%      $  3,216            9.1%
Cost of  sales                      32,163         83.4%        29,566         83.6%

   Gross profit                      6,400         16.6%         5,781         16.4%           619           10.7%
General, selling and
   administrative expenses           3,921         10.2%         3,950         11.2%           (29)           (.7%)

   Operating profit                  2,479          6.4%         1,831          5.2%           648           35.4%


     Sales increased by $3.2 million, or 9.1%, over the prior year period, primarily as a result of higher shipments of cat litter and metalcasting products. Gross profit margins improved by 20 basis points. General, selling and administrative expenses in 1996 included approximately $.4 million of severance costs related to management changes, whereas the 1997 quarter included approximately $.2 million associated with the international ventures.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 45,041        100.0%       $34,102        100.0%      $ 10,939           32.1%
Cost of  sales                      36,211         80.4%        27,994         82.1%

   Gross profit                      8,830         19.6%         6,108         17.9%         2,722           44.6%
General, selling and
   administrative expenses           2,605          5.8%         2,417          7.1%           188            7.8%

   Operating profit                  6,225         13.8%         3,691         10.8%         2,534           68.7%

     Revenues increased by $10.9 million, or 32.1%, over the prior year as sales volume increased 43.9%. Volume growth on a sequential quarter basis was adversely impacted by slower than expected demand from one of the unit's major customers. Continued volume growth is anticipated, though the pace of growth is likely to slow from that of the previous year. Gross profit margins improved by 170 basis points, primarily as a result of improved capacity utilization.

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
    Environmental                                           (Dollars in Thousands)        $ Change           % Change
Net sales                         $ 22,778        100.0%       $21,563        100.0%      $  1,215            5.6%
Cost of  sales                      15,211         66.8%        14,283         66.2%

   Gross profit                      7,567         33.2%         7,280         33.8%           287            3.9%
General, selling and
   administrative expenses           4,565         20.0%         3,922         18.2%           643           16.4%

   Operating profit                  3,002         13.2%         3,358         15.6%          (356)         (10.6%)

     Sales increased by $1.2 million, or 5.6%. Weather related delays in the United States caused the pace of growth to slow from the first quarter of 1997, primarily in the geosynthetic clay liner market. Export sales and sales of U.K. manufactured products were hampered by the strong U.S. dollar and British pound. Gross profit margins declined by 60 basis points as a result of the lower margins on liners and lower international sales The backlog for liner sales is strong, and sales are expected to rebound, however international sales will continue to be impacted as long as the dollar and pound remain strong in relation  to other  currencies.  General,  selling and  administrative  expenses increased by $.6 million, reflecting the addition of personnel, higher international marketing costs and increased infrastructure costs related to the European unit associated with building a stronger international presence.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
   Transportation                                           (Dollars in Thousands)        $ Change           % Change
Net sales                         $  7,108        100.0%      $  5,749        100.0%      $  1,359           23.6%
Cost of  sales                       6,202         87.3%         5,004         87.0%

   Gross profit                        906         12.7%           745         13.0%           161           21.6%
General, selling and
   administrative expenses             511          7.2%           480          8.3%            31            6.5%

   Operating profit                    395          5.5%           265          4.7%           130           49.1%

     Revenues increased 23.6%, primarily as a result of increased cat litter shipments and more business with customers unrelated to the Company's other business segments.

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
        Corporate                                           (Dollars in Thousands)        $ Change           % Change
General, selling and
   administrative expenses        $  2,635                    $  2,290                    $    345           15.1%

   Operating loss                   (2,635)                     (2,290)                       (345)          15.1%

     Increased  costs   associated  with  the  development  and  launch  of  the
nanocomposite business accounted for the increase in corporate expenses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

     At June 30, 1997, the Company had outstanding debt of $123.2 million (including both long-and short-term debt) and cash of $4.2 million compared with $127.8 million in debt and $3.1 million in cash at December 31, 1996. The long-term debt represented 38.7% of total capitalization at June 30, 1997 compared with 41.5% at December 31, 1996.

     The Company had a current ratio of 2.47-to-1 at June 30, 1997, with approximately $89.0 million in working capital compared with 2.86-to-1 and $96.6 million, respectively, at December 31, 1996. The lower current ratio reflected the reclassification of $9.5 million of debt which matures during the next twelve months.

     During 1997, the Company paid dividends of $2.8 million and acquired property, plant and equipment totaling $13.5 million. These expenditures, plus a $4.6 million reduction in debt, were funded from operations. Capital expenditures for 1997 are currently anticipated to be in the $30 to $35 million range.

     The Company had $38.8 million in unused, committed credit lines at June 30, 1997. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the Board of Directors at this time.

Forward Looking Statements

     This filing contains certain forward-looking statements regarding the Company's expected performance for future periods and actual results for such periods may materially differ. Such forward-looking statements are subject to uncertainties, which include, but are not limited to, actual growth in AMCOL's various markets, utilization of the Company's plants, customer concentration in the absorbent polymers segment, operating costs, raw material prices, weather, currency exchange rates, and delays in development, production and marketing of new products, and other factors detailed from time to time in the Company's annual report and other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 4:  Submission of Matters to a Vote of Security Holders

     (a)  The Annual  Stockholders  Meeting of the  Company  was held on May 15,
          1997.

     (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matters. Each nominee for director was elected by a vote of the Stockholders; and each matter was approved by a vote of the Stockholders as follows:

          1. Election of the below-named Nominees of the Board of Directors of AMCOL International Corporation:

                                                                         For                         Against
                                                               -------------------------      -----------------------
                            Robert E. Driscoll III                  15,167,621.658                 139,085.500
                            James A. McClung                        15,166,766.137                 139,941.021
                            C. Eugene Ray                           15,167,618.598                 139,088.560
                            Dale E. Stahl                           15,165,957.720                 140,749.438

          2.   Ratification   of   Appointment  of  KPMG  Peat  Marwick  LLP  as
               independent accountants for the Company for its 1997 fiscal year.

                                        For                        Against                     Abstain
                               -----------------------      -----------------------     -----------------------
                                   15,249,490.595                 9,529.518                   47,687.045


Item 6:  Exhibits and Reports on Form 8-K

               (a) See Index to Exhibits immediately following the signature page.

               (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMCOL INTERNATIONAL CORPORATION


Date:    7/21/97              /s/ John Hughes
                              John Hughes
                              President and Chief Executive Officer



Date:    7/21/97              /s/ Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number

3.1       Restated  Certificate of  Incorporation  of the Company (5),
          as amended (10)
3.2       Bylaws of the Company (10)
4         Article Fourth of the Company's Restated Certificate of
          Incorporation (5)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.2      Executive Medical Reimbursement Plan (1)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago;
          (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997
10.4      AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
          (2); as amended (6)
10.5 Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)
10.6 Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)
10.7 Change in Control Agreement dated February 7, 1996, by and between Registrant and Lawrence E. Washow (10)
10.8 Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)
10.9 Change in Control Agreement dated April 1, 1997 by and between Registrant and Peter L. Maul (12)
10.10 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.11 AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
10.12 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October
          4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, and Third Amendment to Credit Agreement dated September 12, 1996 (11)
10.13 Note Agreement dated October 1, 1994, between AMCOL International Corporation and Principal Mutual Life Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996
          (11)
10.14 Change in Control Agreement dated August 21, 1996 by and between Registrant and Frank B. Wright, Jr. (11)
27        Financial Data Schedule


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

(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
(12) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.