Form 10-Q
period 1997-09-30
AMCOL INTERNATIONAL CORP
filed 1997-10-21
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                       or
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Class                         Outstanding at October 17, 1997
         (Common stock, $.01 par value)                    18,964,446

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

Part I - Financial Information


         Item 1            Financial Statements

                           Condensed Consolidated Balance Sheet -
                           September 30, 1997 and December 31, 1996                              1

                           Condensed Consolidated Statement of Operations -
                           nine months and three months ended September 30, 1997
                           and 1996                                                              2

                           Condensed Consolidated Statement of Cash Flows -
                           nine months ended September 30, 1997 and 1996                         3

                           Notes to Condensed Consolidated Financial Statements         4


         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   5


Part II - Other Information


         Item 6            Exhibits and Reports on Form 8-K                                      13

                     Part I, Item I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                       September 30,            December 31,
                                                                            1997                    1996
                                                                    ---------------------    -------------------
Current assets:                                                                                      *
     Cash and cash equivalents                                          $   6,665                $   3,054
     Accounts receivable, net                                              89,655                   81,519
     Inventories                                                           48,339                   56,314
     Prepaid expenses                                                       5,240                    4,502
     Current deferred tax asset                                             3,145                    3,086
         Total current assets                                             153,044                  148,475

Property, plant, equipment and mineral reserves                           312,654                  299,366
     Less accumulated depreciation                                        135,861                  118,490
                                                                          176,793                  180,876

Intangible assets, net                                                     14,313                   15,217

Other long-term assets, net                                                 6,448                    6,140
                                                                        $ 350,598                $ 350,708

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                       $  17,253                $   8,969
     Accounts payable                                                      21,698                   24,389
     Accrued liabilities                                                   28,451                   18,512
         Total current liabilities                                         67,402                   51,870

Long-term debt                                                            100,167                  118,855

Deferred credits and other liabilities                                     12,629                   12,579

Stockholders' equity:
     Common stock                                                             213                      213
     Additional paid-in capital                                            75,687                   75,576
     Foreign currency translation adjustment                               (1,889)                   2,868
     Retained earnings                                                    106,642                   96,579
     Treasury stock                                                       (10,253)                  (7,832)
                                                                          170,400                  167,404
                                                                        $ 350,598                $ 350,708

                  *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)


                                                Nine Months Ended                    Three Months Ended
                                                  September 30,                         September 30,
                                        ----------------------------------    ----------------------------------
                                            1997               1996                1997               1996
                                        --------------    ----------------    ---------------    ---------------

Net sales                                $    347,538      $    291,843        $    126,130       $     109,546
Cost of sales                                 273,683           231,431              97,789              85,048
     Gross profit                              73,855            60,412              28,341              24,498
General, selling and administrative
   expenses                                    43,830            38,672              15,086              13,190

     Operating profit                          30,025            21,740              13,255              11,308
Other income (expense):
     Interest expense, net                     (6,580)           (6,309)             (2,220)             (2,195)
     Other income, net                           (548)              197                  32                  66
                                               (7,128)           (6,112)             (2,188)             (2,129)

     Income from operations                    22,897            15,628              11,067               9,179
Income taxes                                    8,472             5,626               4,097               3,304

     Income before minority interest           14,425            10,002               6,970               5,875
Net income of minority interest                     -               (13)                  -                   -

     Net income                          $     14,425      $      9,989        $      6,970       $       5,875

Weighted average common and
       common equivalent shares            19,400,564        19,532,059          19,338,020          19,553,060

Earnings per share                       $        .74      $        .51        $        .36       $        .30

Dividends declared per share             $        .23      $        .21        $        .08       $        .07


              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                    ----------------------------------------------
                                                                           1997                      1996
                                                                    --------------------      --------------------
Cash flow from operating activities:
     Net income                                                          $ 14,425                  $  9,989
     Adjustments to reconcile net income to net cash
       Provided by operating activities:
         Depreciation, depletion, and amortization                         23,234                    20,180
         Other                                                                (82)                     (219)
         Increase in current assets                                          (780)                  (22,394)
         Increase in current liabilities                                    7,248                    14,373

         Net cash provided by operations                                   44,045                    21,929

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                 (21,810)                  (29,286)
     Sale of product line and mineral reserves                                                        6,155
     Other                                                                 (1,548)                       89

         Net cash used in investing activities                            (23,358)                  (23,042)

Cash flow from financing activities:
     Net change in outstanding debt                                       (10,404)                    8,425
     Dividends paid                                                        (4,362)                   (4,016)
     Other                                                                 (2,310)                     (884)

         Net cash provided (used) by financing activities                 (17,076)                    3,525

Net increase in cash and cash equivalents                                   3,611                     2,412

Cash and cash equivalents at beginning of period                            3,054                     1,888

Cash and cash equivalents at end of period                               $  6,665                  $  4,300

Supplemental Disclosure of Cash Flows Information

Actual cash paid for:
     Interest                                                            $  5,450                  $  5,313

     Income taxes                                                        $  5,641                  $  2,316

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

     The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 2:  INVENTORIES

     Inventories at September 30, 1997, have been valued using the same methods as at December 31, 1996. The composition of inventories at September 30, 1997, and December 31, 1996, was as follows:

                                                                      September 30, 1997          December 31, 1996
                                                                    -----------------------     -----------------------

Crude stockpile and in-process inventories                                  $ 34,859                  $ 36,493
Other raw material, container and supplies inventories                        13,480                    19,821
                                                                            $ 48,339                  $ 56,314

Note 3:  EARNINGS PER SHARE

     Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding and the dilutive effect of stock options outstanding at the end of each period.

Note 4:  DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with the company's committed exposures. As of September 30, 1997, the only derivatives outstanding were related to foreign currency hedging and a $15 million interest rate swap.

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

Nine Months Ended September 30, 1997 vs. 1996

     Net sales increased by $55.7 million, or 19.1%. Gross profit increased by $13.4 million, or 22.3%, as lower gross profit from the environmental segment was offset by improvements in other segments. Operating profit increased by $8.3 million, or 38.1%. Net interest expense increased by $.3 million, or 4.3%. Other income for 1997 included $.4 million related to foreign exchange losses. Earnings were $.74 per share for the 1997 period, compared with $.51 per share for the prior-year period on slightly fewer weighted average shares outstanding.

A brief discussion by business segment follows:


                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 117,647      100.0%      $107,164      100.0%         $ 10,483            9.8%
Cost of  sales                       97,930       83.2%         89,673      83.7%

   Gross profit                      19,717       16.8%         17,491      16.3%            2,226           12.7%
General, selling and
   administrative expenses           11,721       10.0%         11,432      10.6%              289            2.5%

   Operating profit                   7,996        6.8%          6,059       5.7%            1,937           32.0%



     Sales increased by $10.5 million, or 9.8%, from the prior-year period. Higher sales of cat litter and metalcasting products offset declines in sales of refining chemicals (a business that was sold in the second quarter of 1996) and shipments to the iron ore pelletizing market. Reduced sales to the iron ore pelletizing market are expected to continue, although the remaining shipments will reflect higher unit selling prices. Gross profit margins improved by 50 basis points. General, selling and administrative expenses for 1997 included $.6 million associated with international ventures. These international ventures are expected to provide access to cost-effective, local clay sources as alternatives to products shipped from the United States, and local processing of minerals to meet local market demand. These ventures are anticipated to contribute to profits in 1998.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 141,668      100.0%      $ 104,892       100.0%       $ 36,776           35.1%
Cost of  sales                      111,997       79.1%         84,835        80.9%

   Gross profit                      29,671       20.9%         20,057        19.1%          9,614           47.9%
General, selling and
   administrative expenses            8,952        6.3%          7,579         7.2%          1,373           18.1%

   Operating profit                  20,719       14.6%         12,478        11.9%          8,241           66.0%


     Revenues increased by $36.8 million, or 35.1%, over the prior year as sales volume increased 47.6%. Gross profit margins increased by 180 basis points from the prior year, as a result of improved plant utilization.

     The current worldwide superabsorbent polymer capacity for the Company is 130,000 metric tons.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 66,524       100.0%       $ 62,253       100.0%         $4,271            6.9%
Cost of  sales                      44,782        67.3%         41,642        66.9%

   Gross profit                     21,742        32.7%         20,611        33.1%          1,131            5.5%
General, selling and
   administrative expenses          13,492        20.3%         11,465        18.4%          2,027           17.7%

   Operating profit                  8,250        12.4%          9,146        14.7%           (896)          (9.8%)


     Sales increased by $4.3 million, or 6.9%, over the prior year. The sales increase was not in line with projections. International sales have suffered as a result of strong currencies (the U.S. dollar and the British pound) and price competition in the geosynthetic clay liner market. Gross profit margins declined by 40 basis points, primarily as a result of lower selling prices on geosynthetic clay liner products. General, selling and administrative expenses increased by $2.0 million, or 17.7%, reflecting the costs of increased sales staff and higher costs associated with the European environmental unit.

     Given the seasonal nature of the environmental segment, it is unlikely that the operating profit shortfall experienced thus far in 1997 will be reversed in the fourth quarter.

                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 21,699       100.0%       $ 17,534       100.0%       $  4,165           23.8%
Cost of  sales                      18,974        87.4%         15,281        87.2%

   Gross profit                      2,725        12.6%          2,253        12.8%            472           20.9%
General, selling and
   administrative expenses           1,515         7.0%          1,368         7.8%            147           10.7%

   Operating profit                  1,210         5.6%            885         5.0%            325           36.7%


     Revenues increased 23.8%. The gross profit margin erosion of 20 basis points reflected a tight trucking market for the brokerage unit.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses        $  8,150                    $  6,828                    $  1,322           19.4%

   Operating loss                   (8,150)                     (6,828)                     (1,322)          19.4%


     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance costs. The start-up of the nanocomposite business is also included in the corporate costs. The $1.3 million increase in costs is primarily attributable to the development and launch of the Company's nanocomposite technology.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Three Months Ended September 30, 1997 vs. 1996

     Net sales increased by $16.6 million, or 15.1%, while gross profit increased by $3.8 million, or 15.7%. Operating profit was $1.9 million, or 17.2%, higher. Net interest expense was comparable to the prior year quarter. Earnings were $.36 per share for the 1997 quarter compared with $.30 per share for the prior-year quarter on 1.1% fewer weighted average shares outstanding.

A brief discussion by business segment follows:

                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 39,826       100.0%       $ 37,260       100.0%       $  2,566            6.9%
Cost of  sales                      32,614        81.9%         30,254        81.2%

   Gross profit                      7,212        18.1%          7,006        18.8%            206            2.9%
General, selling and
   administrative expenses           3,925         9.9%          3,684         9.9%            241            6.5%

   Operating profit                  3,287         8.2%          3,322         8.9%            (35)          (1.1)%


     Sales increased by $2.6 million, or 6.9%, over the prior-year period, primarily as a result of continued growth in the metalcasting and cat litter markets. Gross profit margins decreased by 70 basis points. Lower margins from the United Kingdom minerals operation, as a result of the shift of certain of its products to the environmental segment, were the principal contributor to the decrease.. Growth is anticipated in the European market, and margins should improve as a result of higher utilization of the plant during 1998. General, selling and administrative expenses resulted from increased overseas activities, primarily in Asia.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 51,466        100.0%      $ 38,744        100.0%      $ 12,722           32.8%
Cost of  sales                      40,218         78.1%        31,121         80.3%

   Gross profit                     11,248         21.9%         7,623         19.7%         3,625           47.6%
General, selling and
   administrative expenses           3,332          6.5%         2,683          6.9%           649           24.2%

   Operating profit                  7,916         15.4%         4,940         12.8%         2,976           60.2%


     Revenues increased by $12.7 million, or 32.8%, over the prior-year quarter, as sales volume increased 43.4%. Gross profit margins increased by 220 basis points, primarily as a result of greater plant utilization.


                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 27,181        100.0%      $ 26,923        100.0%      $    258            1.0%
Cost of  sales                      18,244         67.1%        17,860         66.3%

   Gross profit                      8,937         32.9%         9,063         33.7%          (126)          (1.4)%
General, selling and
   administrative expenses           4,618         17.0%         3,985         14.8%           633           15.9%

   Operating profit                  4,319         15.9%         5,078         18.9%          (759)         (14.9)%


     Sales increased by 1.0%, over the prior year while gross profit margins decreased by 80 basis points. Sales of geosynthetic clay liner products have been adversely impacted on a global basis as a result of strong currencies and aggressive price competition. Personnel were put in place to handle higher sales levels than have been realized thus far in 1997. General, selling and administrative expenses increased by $.6 million, or 15.9%, reflecting the addition of personnel and costs associated with higher marketing costs and increased infrastructure costs related to the European unit.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                         $  7,657        100.0%      $  6,619        100.0%      $  1,038           15.7%
Cost of  sales                       6,713         87.7%         5,813         87.8%

   Gross profit                        944         12.3%           806         12.2%           138           17.1%
General, selling and
   administrative expenses             500          6.5%           455          6.9%            45            9.9%

   Operating profit                    444          5.8%           351          5.3%            93           26.5%


     Revenues increased 15.7% and operating profits improved by 26.5%.


                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1997                        1996                      1997 vs. 1996
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses        $  2,711                    $  2,383                    $    328           13.8%

   Operating loss                   (2,711)                     (2,383)                       (328)          13.8%


     Increased  costs   associated  with  the  development  and  launch  of  the
nanocomposite business accounted for the increase in corporate expenses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Liquidity and Capital Resources

     At September 30, 1997, the Company had outstanding debt of $117.4 million (including both long- and short-term debt) and cash of $6.7 million compared with $127.8 million in debt and $3.1 million in cash at December 31, 1996. The long-term debt to total capitalization at September 30, 1997, was 37.0% compared with 41.5% at December 31, 1996.

     The Company had a current ratio of 2.27-to-1 at September 30, 1997, with approximately $85.6 million in working capital, compared with 2.86-to-1 and $96.6 million, respectively, at December 31, 1996. The lower current ratio reflected the reclassification of $9.5 million of debt which matures during the next twelve months, and a significant reduction in inventory levels from the prior year-end. During the third quarter of 1997, the Company entered into a $15 million interest rate swap, swapping floating interest rates for fixed rates, in anticipation of the fixed rate debt maturities in 1997 and 1998.

     During 1997, the Company paid dividends of $4.4 million and acquired property, plant and equipment totaling $21.8 million. These expenditures, plus a $10.4 million reduction in debt, were funded from operations. Capital expenditures for 1997, excluding acquisitions, are currently anticipated to be approximately $32 million.

     The Company had $44.4 million in unused, committed credit lines at September 30, 1997. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the Board of Directors at this time.

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

     (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMCOL INTERNATIONAL CORPORATION


Date:    October 20, 1997     /s/ John Hughes
                              John Hughes
                              President and Chief Executive Officer



Date:    October 20, 1997     /s/ Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number

3.1      Restated Certificate of Incorporation of the Company (5), as amended
         (10)
3.2      Bylaws of the Company (10)
4        Article Fourth of the Company's Restated Certificate of Incorporation
         (5)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.2     Executive Medical Reimbursement Plan (1)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated
         June 2, 1997 (13)
10.4     AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
         (2); as amended (6)
10.5 Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)
10.6 Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)
10.7 Change in Control Agreement dated February 7, 1996, by and between Registrant and Lawrence E. Washow (10)
10.8 Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)
10.9 Change in Control Agreement dated April 1, 1997 by and between Registrant and Peter L. Maul (12)
10.10 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.11 AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
10.12 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October
         4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, and Third Amendment to Credit Agreement dated September 12, 1996 (11)
10.13 Note Agreement dated October 1, 1994, between AMCOL International Corporation and Principal Mutual Life Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996
         (11)
10.14 Change in Control Agreement dated August 21, 1996 by and between Registrant and Frank B. Wright, Jr. (11)
27       Financial Data Schedule


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

(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
(12) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
                                      -16-