Form 10-K
period 1997-12-31
AMCOL INTERNATIONAL CORP
filed 1998-03-26
CIK 813621

================================================================================
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      _____________________________________
                                    FORM 10-K
                                   (Mark one)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |_|

     The aggregate market value of the $.01 par value Common Stock, held by non-affiliates of the registrant on March 19, 1998, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $356,084,361.

     Registrant  had   28,526,571   shares  of  $.01  par  value  Common  Stock,
outstanding as of March 19, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be dated on or about April 6, 1998, are incorporated by reference into Part III hereof.

================================================================================
================================================================================

                                     PART I

Item 1. Business

                                  INTRODUCTION

     AMCOL International Corporation was originally incorporated in South Dakota in 1924 as the Bentonite Mining & Manufacturing Company. Its name was changed to American Colloid Company in 1927, and in 1959, the Company was reincorporated in Delaware. In 1995, its name was changed to AMCOL International Corporation. Except as otherwise noted, or indicated by context, the term "Company" refers to AMCOL International Corporation and its subsidiaries.

     The Company may be generally divided into three principal categories of operations: absorbent polymers, minerals and environmental. The Company also operates a transportation business primarily for delivery of its own products. In general, the Company's products are used for their liquid-absorption properties. The Company manufactures absorbent polymers (predominantly superabsorbent polymers) for use in disposable baby diapers and other personal care items such as adult incontinence and feminine hygiene products. The Company is also a leading producer of bentonite products which have a variety of applications, including use as a bonding agent to form sand molds for metal castings; as a cat litter; as a moisture barrier in commercial construction and landfills; and in a variety of other industrial, commercial and agricultural applications.

     The following table sets forth the percentage contributions to net sales of the Company attributable to its absorbent polymers, minerals, environmental and transportation segments for the last three calendar years.

                                                                                      Percentage of Sales
                                                                              ------------------------------------
                                                                                 1997         1996        1995
Absorbent polymers..........................................................     41.1%        38.0%       34.7%
Minerals....................................................................     34.1%        35.9%       40.2%
Environmental...............................................................     18.5%        20.1%       18.8%
Transportation..............................................................      6.2%         6.0%        6.3%
                                                                                100.0%       100.0%      100.0%

     Net revenues, operating profit and identifiable assets attributable to each of the Company's business segments are set forth in Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated herein by reference.

                               ABSORBENT POLYMERS

     In the early 1970s, the Company utilized a technique called modified bulk polymerization ("MBP") to manufacture water-soluble polymers for the oil well drilling industry. This technique was modified to produce superabsorbent polymers ("SAP"), a category of polymers known for its extremely high water absorbency. Chemdal Corporation was formed in 1986 to manufacture and market absorbent polymers, with primary emphasis on SAP. To date, the Company's sales of SAP have been almost exclusively for use as an absorbent in personal care products, primarily disposable baby diapers. The Company produces SAP at its U.S. facility, with an annual capacity of 75,000 tons, and at its U.K. facility with an annual capacity of 60,000 tons.

     Demand for SAP in the United States and Europe has grown significantly in recent years as the amount of SAP used in new diaper designs has increased. SAP is more absorbent than the fluff pulp, and has been partially replacing fluff pulp in disposable diapers. The use of SAP in diapers allows for a thinner diaper that occupies less shelf space in stores and less landfill space. SAP also helps to hold moisture inside the diaper, thereby causing less irritation to the wearer's skin and reducing leakage. Based upon the Company's expectations regarding consumer and retail preferences, the Company believes that SAP will continue to be used in new diaper designs. While no assurance can be given that markets in developing countries will follow the trends of developed countries, the Company also believes that disposable diapers containing increasing amounts of SAP will gain more acceptance as per capita incomes in those countries rise.

Principal Products and Markets

     The Company's SAP is primarily marketed under the trade names ARIDALL and ASAP. The Company's customers include private label and national brand diaper manufacturers.

Sales and Distribution

     The Company sells SAP to the personal care market in the United States on a direct basis and, in other countries, both on a direct basis and through distributors. The Company expects to rely increasingly on a direct sales approach in the personal care market. The Company's direct sales efforts employ a team approach that includes both technical and marketing representatives. In 1997, the top two customers accounted for approximately 51% of the Company's polymer sales, and the top five customers accounted for approximately 68% of such sales.

Research and Development

     The Company continually seeks to improve the performance of its absorbent polymers. It also intends to pursue additional applications for its absorbent polymers in other markets either directly, or indirectly through marketing or distribution arrangements. Polymers also have applications in water treatment, in cosmetics and as fire retardants.

     The Company owns several patents relating to its original manufacturing process developed in the 1970s, and to modifications of its process developed in the 1980s and 1990s relating to its current manufacturing process. Patents on the original process have begun to expire. The Company believes that the loss of the patent protection will not have a material impact on the business. The patents relating to the current modifications expire at various times commencing in 2002.

     The Company follows the practice of obtaining patents on new developments whenever reasonably practicable. The Company also relies on unpatented know-how, trade secrets and improvements in connection with its SAP manufacturing process. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to or disclose the Company's trade secrets. Nor can the Company meaningfully protect its rights to its unpatented trade secrets.

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

Competition

     The Company believes that there are four major polymer manufacturers and at least three importers that compete with its U.S. operation, several of which have substantially greater resources than the Company. The Company's U.K. operation competes with a total of seven producers and at least four importers. Only two producers have substantially more production capacity and several producers have greater resources than the Company. Further, at least three of these competitors are vertically integrated and produce acrylic acid, the primary cost component of SAP. The competition in both the Company's domestic and international markets is primarily a matter of product quality and price, and it historically has been vigorous. The Company believes that its polymer manufacturing process has enabled it to add polymer production capacity at a lower capital investment cost than that required by other processes currently in widespread commercial use.

Regulation and Environmental

     The Company's production process for SAP consumes virtually all chemicals and other raw materials used in the process. Virtually all materials that are not consumed by the end product are recycled through the process. The Company's polymer plants, therefore, generate a minimal amount of chemical waste.

     The handling of dried polymer is part of the production process, and, because this generates dust, the Company's polymer plants must meet clean air standards. The Company's polymer plants are equipped with dust collection systems, and the Company believes that it is in material compliance with applicable state and federal clean air regulations. The Company's absorbent polymer business is subject to other federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Certain of these laws and regulations provide for the imposition of substantial penalties for non-compliance. While the costs of compliance with, and penalties imposed under, these laws and regulations have not had a material adverse effect on the Company, future events (such as changes in or modified interpretations of existing laws and regulations or enforcement policies or further investigation or evaluation of potential health hazards of certain products) may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

                                    MINERALS

     The Company's minerals business is principally conducted through its wholly owned subsidiaries, American Colloid Company in the United States and Volclay Ltd. in the United Kingdom.

     Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 10 feet under overburden of up to 60 feet. There are two basic types of bentonite, each having different chemical and physical properties. These are commonly known as sodium (western) bentonite and calcium (southern) bentonite. A third type of clay, a less pure variety of calcium montmorillonite called fuller's earth, is used as a form of cat litter and as a carrier for agri-chemicals in addition to other minor applications. The Company has entered into an agreement to sell certain assets and mineral reserves used in traditional cat litter, agri-chemicals, oil and grease absorbents and anti-caking agents for animal feeds. See footnote 12 to the financial statements.

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

Consumable Goods

     Cat  Litter.  The  Company  produces  two types of cat litter  products,  a fuller's earth-based (traditional) product and a sodium bentonite-based, scoopable (clumping) litter. The Company's scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Scoopable litter has grown to 48% of the U.S. grocery market for cat litter in 1997 from 0.4% in 1989, and to 56% of the mass merchandise market for cat litter from no representation in 1989. Both types of products are sold primarily to private label grocery and mass merchandisers, though the Company also sells its own brands to the grocery, pet store and mass markets. The Company's products are marketed under various trade names.

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

Sales and Distribution

     In 1997, the top two customers accounted for approximately 12% of the Company's mineral sales, and the top five customers accounted for approximately 22% of such sales.

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

Competition

     Bentonite. The Company is one of the largest producers of bentonite products in the United States. There are at least four other major domestic producers of sodium bentonite and at least one other major domestic producer of calcium bentonite. Two of the domestic producers are companies primarily in other lines of business with substantially greater financial resources than the Company. There is also substantial global competition. The Company's bentonite processing plants in the United Kingdom and Australia compete with a total of nine U.K. and Australian processors. Competition in both the Company's domestic and international markets is essentially a matter of product quality, price, delivery, service and technical support, and it historically has been vigorous.

     Fuller's Earth. There are approximately five major competitors in the United States, some of which are larger with substantially greater financial resources than the Company. Price, service, product quality and geographical proximity to the market are the principal factors of competition in the Company's markets for fuller's earth.

Seasonality

     Although business activities in certain of the industries in which the Company's mineral products are sold (such as well drilling) are subject to factors such as weather conditions, the Company does not consider its mineral business, as a whole, to be seasonal.

                                  ENVIRONMENTAL

Principal Products and Markets

     Through its wholly owned subsidiaries, Colloid Environmental Technologies Company (CETCO) and CETCO (Europe) Ltd., the Company sells sodium bentonite, products containing sodium bentonite, and other products and equipment for use in environmental and construction applications.

     CETCO sells bentonite and its geosynthetic clay liner products under the BENTOMAT and CLAYMAX trade names for lining and capping landfills and for containment in tank farms, leach pads, waste stabilization lagoons, slurry walls and decorative ponds.

     The Company's VOLCLAY Waterproofing System is sold to the non-residential construction industry. This line includes VOLTEX, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite. VOLTEX is installed to prevent leakage through underground foundation walls and slabs. VOLCLAY PANELS, also used for below grade waterproofing of walls and slabs, a joint sealant product with the trade name WATERSTOP-RX and a waterproofing membrane for concrete split slabs and plaza areas sold under the trade name VOLCLAY SWELLTITE, round out the principal components of the product line.

     CETCO manufactures elastomeric urethane coatings sold under the ACCOGUARD trade name for use in vehicular traffic decks, roofs, balconies and pedestrian walkways. ADURON, an all-climate, reinforced urethane roofing system, is also manufactured and sold by CETCO. The Company believes that these products are among the more environmentally friendly primers and coatings available to the construction industry.

     Bentonite-based flocculants and customized equipment are used to remove emulsified oils and heavy metals from wastewater. Bentonite-based products are formulated to solidify liquid waste for proper disposal in landfills. These products are sold primarily under the SYSTEM-AC, RM-10 and SORBOND trade names.

     CETCO also specializes in providing absorption equipment and services to the environmental remediation industry, water treatment systems employing dissolved air flotation technology, and activated carbon purification systems for the beverage and municipal water treatment industries. Its operations include a fully equipped engineering and fabrication facility for producing pressure vessels used in filtration applications. In addition, a network of regional service centers provides services and distribution to markets such as remediation of petroleum-contaminated groundwater. The Company also has a carbon regeneration facility, which allows for the regeneration and reuse of spent carbon obtained from its service centers.

     CETCO's CRUDESORB filtration technology is used on offshore oil drilling platforms to reduce oil and grease discharge to levels that comply with new regulations, and to levels below those that can be achieved using traditional gravity separation technology. CETCO's filtration technology is marketed with all necessary equipment, proprietary filter media and trained professional staff for turnkey fluids treatment.

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

Competition

     CETCO has four principal competitors in the geosynthetic clay liner market. The construction and wastewater treatment product lines are specialized businesses that compete primarily with alternative technologies. The service center remediation business has three major competitors, one of which is substantially larger and with greater resources. The groundwater monitoring, well drilling and sealants products compete with the Company's traditional rivals in the sodium bentonite business. Competition is based on product quality, service, price, technical support and availability of product. Historically, the competition has been vigorous.

Sales and Distribution

     In 1997, no customer accounted for more than 5% of environmental sales. CETCO products are sold domestically and internationally. CETCO sells most of its products through independent distributors and commissioned representatives. Contract remediation work is done on a direct basis working with consulting engineers engaged by the customers.

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

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

     Both the mineral and environmental segments have sodium bentonite reserves and processing plants. The following discussion of mineral reserves applies to both units.

     The Company has reserves of sodium and calcium bentonite at various locations in Wyoming, South Dakota, Montana, Nevada and Alabama, along with reserves of fuller's earth in Tennessee and Illinois. At 1997 consumption rates, based on internal estimates, the Company believes that its proven reserves of commercially usable sodium bentonite will be adequate for approximately 30 years (although reserves for certain specialty uses and by plant location differ significantly from this 30-year period) and that its proven reserves of calcium bentonite and fuller's earth will be adequate for approximately 20 years and in excess of 40 years, respectively. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling, or the cost of obtaining physical access would not be material.

     Of the total reserves, less than 25% are located on unpatented mining claims owned or leased by the Company, on which the Company has the right to undertake regular mining activity. To retain possessory rights, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims that it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic, and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

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

     The following table shows a summary of minerals sold by the Company from active mining areas for the last five years in short tons:

                                                                       Tons of Minerals Sold (1)
                                                    ----------------------------------------------------------------
                                                        1997         1996         1995         1994         1993
Sodium Bentonite:                                                           (In Thousands)
     Belle Fourche, SD (2).......................         45            4          133          203          147
     Upton, WY...................................        392          418          434          424          351
     Colony, WY..................................        830          921          809          791          701
     Lovell, WY..................................        350          301          268          299          273
Calcium Bentonite:
     Sandy Ridge, AL.............................        193          183          170          174          167
     Rock Springs, NV............................          2            3            -            -            -
Fuller's Earth:
     Mounds, IL..................................        192          201          203          242          239
     Paris, TN (3)...............................         22           12           54           52           17
Leonardite:
     Gascoyne, ND................................         30           23           19           17           15

(1)  May include minerals of a different type not mined at this location.
(2)  Beginning in late 1995, bentonite sold from Belle Fourche, SD, was processed in Colony, WY.
(3)  Acquired in 1992 and commenced operations in 1993.

     The Company estimates that available supplies of other materials utilized in its mineral business are sufficient to meet its production requirements for the foreseeable future.

Mining and Processing

     Bentonite. Bentonite is surface-mined, generally with large earthmoving scrapers, and then loaded into trucks and off-highway haul wagons for movement to processing plants. The mining and hauling of the Company's clay is done both by the Company and by independent contractors. Each of the Company's bentonite processing plants generally maintains stockpiles of unprocessed clay equaling approximately four to eight months' production requirements.

     At the processing plants, bentonite is dried, crushed and sent through grinding mills, where it is sized into shipping form, then chemically modified where needed and transferred to silos for automatic bagging or bulk shipment. Virtually all production is shipped as processed, rather than stored for inventory.

     Fuller's Earth. Fuller's earth is also surface-mined using a combination of scrapers, dozers and loaders. Crude clay is then loaded into dump trucks and hauled to processing plants where it is dried or calcined, crushed and screened. Inventories of unprocessed clay generally are no more than a two-week supply. Mining is performed on a year-round basis.

Product Development and Patents

     The Company works actively with customers in each of its major markets to develop commercial applications of specialized grades of bentonite. It maintains a bentonite research center and laboratory testing facility adjacent to its corporate headquarters, as well as one in the United Kingdom. When a need for a product that will accomplish a particular goal is perceived, the Company will work to develop the product, research its marketability and study the feasibility of its production. The Company will also continue its practice of co-developing products with customers, or others, as needs arise. The Company's development efforts emphasize markets with which it is familiar and products for which it believes there is a viable market.

     The Company holds a number of U.S. and international patents covering the use of bentonite and products containing bentonite. The Company follows the practice of obtaining patents on new developments whenever feasible. The Company, however, does not consider that any one or more of such patents is material to its minerals and environmental businesses as a whole.

Regulation and Environmental

     The Company believes it is in material compliance with applicable regulations now in effect for surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 29 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

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

     The Company's mineral operations are also subject to other federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Certain of these laws and regulations provide for the imposition of substantial penalties for noncompliance. While the costs of compliance with, and penalties imposed under, these laws and regulations have not had a material adverse effect on the Company, future events, such as changes in, or modified interpretations of, existing laws and regulations, enforcement policies, further investigation or evaluation of potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

                                 TRANSPORTATION

     The Company operates a long haul trucking business and a freight brokerage business primarily for delivery of its own products in package and bulk form throughout the continental United States. Through its transportation operations, the Company is better able to control costs, maintain delivery schedules and assure equipment availability. The long-haul trucking subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 1997, approximately 72% of the revenues of this segment involved the Company's products.

                       FOREIGN OPERATIONS AND EXPORT SALES

     Approximately 41% of the Company's 1997 net sales were to customers in approximately 61 countries other than the United States. To enhance its overseas market penetration, the Company maintains mineral processing plants in the United Kingdom, Australia and Thailand, as well as a blending plant in Canada. Through joint ventures, the Company also has the capability to process minerals in Mexico and China. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom, Australia and Thailand, where it is processed and mixed with other clays and distributed throughout Europe and Australia. The Company's U.S. bentonite is also shipped in bulk to Japan. The Company also maintains a worldwide network of independent dealers, distributors and representatives.

     The Company produces absorbent polymers at its U.S. and U.K. plants, and serves markets in Western Europe, South America, Asia and the Middle East.

     The Company's international operations are subject to the usual risks of doing business abroad, such as currency fluctuations and devaluations, restrictions on the transfer of funds and import and export duties. The Company, to date, has not been materially affected by any of these risks.

     See Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein. This Note is incorporated by reference for sales attributed to foreign operations and export sales from the United States.

                                    EMPLOYEES

     As of December 31, 1997, the Company employed 1,546 persons, 344 of whom were employed outside of the United States. At December 31, 1997, there were approximately 339, 708, 405 and 25 persons employed in the Company's absorbent polymers, minerals, environmental and transportation segments, respectively, along with 69 corporate employees. The corporate employees include personnel engaged in the nanocomposite research and development effort. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 106 of the Company's employees in the United States and approximately 23 of the Company's employees in the United Kingdom are represented by five labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

Item 2. Properties

     The Company and its subsidiaries operate the following principal plants, mines and other facilities, all of which are owned, except as noted:

Location                                    Principal Function
ABSORBENT POLYMERS
     Aberdeen, MS ........................  Manufacture absorbent polymers
     Birkenhead, Merseyside, U.K..........  Manufacture absorbent polymers; research laboratory and headquarters for Chemdal Ltd.
     Palatine, IL (1) ....................  Chemdal Corporation headquarters; research laboratory
MINERALS
     Belle Fourche, SD....................  Process sodium bentonite
     Colony, WY (two plants)..............  Mine and process sodium bentonite
     Upton, WY............................  Mine and process sodium bentonite
     Mounds, IL...........................  Mine and process fuller's earth
     Paris, TN............................  Mine and process fuller's earth
     Rock Springs, NV.....................  Mine and process calcium bentonite and diatomaceous earth
     Gascoyne, ND.........................  Mine and process leonardite
     Letohatchee, AL......................  Package and load calcium bentonite
     Sandy Ridge, AL......................  Mine and process calcium bentonite; blend ADDITROL
     Columbus, OH (1).....................  Blend ADDITROL; process chromite sand
     Granite City, IL (1).................  Package cat litter; process chromite sand
     Waterloo, IA.........................  Blend ADDITROL
     Albion, MI (1).......................  Blend ADDITROL
     York, PA.............................  Blend ADDITROL; package cat litter
     Chattanooga, TN......................  Blend ADDITROL
     Lufkin, TX...........................  Blend ADDITROL
     Neenah, WI...........................  Blend ADDITROL
     Toronto, Ontario, Canada.............  Blend ADDITROL
     Geelong, Victoria, Australia (1).....  Process bentonite; blend ADDITROL
     Birkenhead, Merseyside, U.K. (2).....  Process bentonite and chromite sand; blend ADDITROL;
                                            research laboratory and headquarters for Volclay Ltd.
     Rayong, Thailand.....................  Process bentonite
ENVIRONMENTAL
     Belle Fourche, SD....................  Mine and process sodium bentonite
     Lovell, WY...........................  Mine and process sodium bentonite
     Villa Rica, GA.......................  Manufacture Bentomat geosynthetic clay liner
     Sulphur, LA..........................  Manufacture environmental equipment
     Fairmount, GA........................  Manufacture Claymax geosynthetic clay liner
     Morgantown, WV (1)...................  Reactivate spent carbon for Regeneration Technologies, Inc.
     Salt Lake City, UT (1)...............  Sales and engineering for CETCO
     Various service centers (1)..........  Distribution and service facilities for CETCO recycling services
     Birkenhead, Merseyside, U.K. (2).....  Manufacture Bentomat geosynthetic clay liner, research laboratory and headquarters for
                                            CETCO Europe Ltd.
     Copenhagen, Denmark (1)..............  Sales and distribution for CETCO Europe Ltd.
     Geelong, Victoria, Australia (1).....  Sales and distribution for CETCO Pty. Ltd.
     Toronto, Ontario, Canada.............  Sales and distribution for CETCO Canada Ltd.
TRANSPORTATION
     Scottsbluff, NE......................  Transportation headquarters and terminal
CORPORATE
     Arlington Heights, IL (1)............  Corporate headquarters; CETCO headquarters;
                                            Nanocor, Inc. headquarters; research laboratory
     Aberdeen, MS.........................  Process purified bentonites (Nanocor, Inc.)

(1)  Leased
(2)  Certain offices and facilities are leased.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                        Executive Officers of Registrant

Name                          Age      Principal Occupation for Last Five Years

Mark A. Anderson              38       Vice  President of Corporate  Development  of the Company  since 1997;  prior thereto,  Vice President of Absorbent  Technologies  for Chemdal  Corporation
                                       since 1992.

Gary L. Castagna              36       Vice  President  of  the  Company  and  President  of  Chemdal  International
                                       Corporation  since 1997; prior thereto,  Vice President of Finance of Chemdal
                                       Corporation since 1992 and Managing Director of Chemdal Ltd. since 1994.

John Hughes                   55       President and Chief  Executive  Officer of the Company since 1985; a Director since 1984.

Peter L. Maul                 48       Vice  President  of the Company  since 1993 and  President  of Nanocor,  Inc.
                                       since 1995;  prior  thereto,  Vice  President of Marketing at Chemstar,  Inc.
                                       1986-1992; prior thereto, Vice President of American Colloid Company.

Roger P. Palmer               61       Senior Vice  President  of the Company  since 1994 and  President  of Colloid
                                       Environmental  Technologies Company since 1994; prior thereto, Vice President since 1990 and Vice  President and General  Manager of Colloid  Environmental
                                       Technologies Company since 1991.

Clarence O. Redman            55       Secretary of the Company since 1982.  Clarence O. Redman is of counsel to the law firm of Lord,  Bissell  & Brook,  the law firm that  serves as  Corporate
                                       Counsel to the Company,  since October 1997; prior thereto, an individual and corporate  partner and Chief Executive Officer of the law firm of Keck, Mahin
                                       & Cate; a Director since 1989.

Paul G. Shelton               48       Senior  Vice  President  and  Chief  Financial  Officer  of the  Company  and
                                       President of AMCOL  International's  transportation  units since 1994;  prior thereto,  Vice President and Chief  Financial  Officer since 1984; a Director since 1988.

Lawrence E. Washow            45       Executive  Vice  President and Chief  Operating  Officer of the Company since
                                       1997;  prior  thereto,  Senior Vice  President of the Company  since 1994 and
                                       President of Chemdal  International  Corporation since 1992; a Director since
                                       February 1998.

Frank B. Wright, Jr.          49       Vice  President  of the Company and  President  of American  Colloid  Company
                                       since 1996; prior thereto,  Manager of International Business Development for
                                       American  Colloid  Company since 1995;  prior thereto,  Managing  Director of
                                       TRIMEX Minerals International until 1993; prior thereto,  President and Chief
                                       Executive Officer of Bentonite Corporation.

     All officers of the Company are elected annually by the Board of Directors for a term expiring at the annual meeting of directors following their election, or when their respective successors are elected and shall have qualified. All directors are elected by the stockholders for a three-year term, or until their respective successors are elected and shall have qualified.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: ACOL. The following table sets forth, for the periods indicated, the high and low sale prices of the common stock, as reported by The Nasdaq Stock Market, and cash dividends declared per share. Prices and cash dividends have been adjusted to reflect a three-for-two stock split in December 1997, effected in the nature of a stock dividend.

                                                                         Stock Price               Cash Dividends
                                                                    High              Low         Declared Per Share
Fiscal Year Ended December 31, 1997:   1st Quarter..........       $13.333          $10.167            $.0467
                                       2nd Quarter..........        12.833           11.000             .0533
                                       3rd Quarter..........        14.083           10.917             .0533
                                       4th Quarter..........        17.250           13.000             .0550

Fiscal Year Ended December 31, 1996:   1st Quarter..........        11.333            8.083             .0467
                                       2nd Quarter..........        10.083            7.167             .0467
                                       3rd Quarter..........        10.583            8.917             .0467
                                       4th Quarter..........        11.000            9.000             .0467

     As of February 26, 1998, there were 1,992 holders of record of the common stock, excluding shares held in street name.

     The Company has paid cash dividends every year for over 60 years. The Company intends to continue to pay cash dividends on its common stock, but the payment of dividends and the amount and timing of such dividends will depend on the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

Item 6. Selected Financial Data

     The following is selected financial data for the Company and its subsidiaries for the five years ended December 31, 1997. Per share amounts have been adjusted to reflect a two-for-one stock split in June 1993 and three-for-two stock splits in January 1993 and December 1997, effected in the nature of stock dividends.

                                                                     SUMMARY OF OPERATIONS
                                                   (Dollars in thousands, except share and per share amounts)

PER SHARE                              1997             1996             1995            1994             1993

Stockholders' equity (1)            $       6.18     $       5.87     $       5.42    $       5.02     $       4.55
Basic earnings (2)                           .74              .53              .62             .54              .53
Diluted earnings (3)                         .72              .52              .60             .52              .51
Dividends                                    .21              .19              .17             .16              .13
Shares outstanding (3)                29,125,168       29,294,489       29,519,220      29,229,780       25,835,781

INCOME DATA

Sales                              $     477,060    $     405,347    $     347,688   $     265,443    $     219,151
Gross profit                             100,741           84,311           76,562          59,487           49,843
Operating profit                          41,469           32,337           32,397          23,991           21,312
Net interest expense                      (8,628)          (8,450)          (6,727)         (2,332)          (3,036)
Net other income (expense)                  (398)            (670)           1,217             544              474
Pretax income                             32,443           23,217           26,887          22,203           18,750
Income taxes                              11,399            7,979            9,082           6,828            5,567
Net income                                21,044           15,225           17,771          15,283           13,120

BALANCE SHEET

Current assets                     $     150,270    $     147,773    $     126,337   $     108,691    $      95,870
Net property, plant
     and equipment                       175,324          180,876          175,211         141,420           83,233
Total assets                             351,009          350,708          322,366         263,899          184,029
Current liabilities                       67,241           51,870           35,882          36,617           27,401
Long-term debt                            94,425          118,855          117,016          71,458           16,689
Shareholders' equity                     175,943          167,404          155,494         143,073          127,132

RATIO ANALYSIS

Operating margin                            8.69%            7.98%            9.32%           9.04%            9.72%
Pretax margin                               6.80             5.73             7.73            8.36             8.56
Effective tax rate                         35.14            34.37            33.78           30.75            29.69
Net margin                                  4.41             3.76             5.11            5.76             5.99
Return on ending assets                     6.00             4.34             5.51            5.79             7.13
Return on ending equity                    11.96             9.09            11.43           10.68            10.32

_______________________
(1)  Based on the number of common shares outstanding at the end of the year.
(2)  Based on the weighted average common shares outstanding for the year.
(3)  Based on the weighted average common shares outstanding, including common stock equivalents, for the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Condition

     At December 31, 1997, the Company had outstanding debt of $109.4 million (including both long- and short-term debt) and cash and cash equivalents of $3.1 million, compared with $127.8 million in debt and $3.1 million in cash and cash equivalents at December 31, 1996. Long-term debt represented 34.9% of total capitalization at December 31, 1997, compared with 41.5% at December 31, 1996.

     The Company had a current ratio of 2.23-to-1 at December 31, 1997, with approximately $83.0 million in working capital, compared with 2.85-to-1 and $95.9 million, respectively, at December 31, 1996. The reduced working capital in 1997 was the result of lower inventories and higher maturities of long-term debt.

     The Company's revolving credit facility of $100 million matures in October 2000. The Company had $47.2 million in unused, committed credit lines at December 31, 1997.

     The Company currently anticipates capital expenditures of approximately $40 million for 1998.

     The current indicated annual dividend rate is $.22 per share. If the rate remains constant and the Board of Directors continues to declare dividends, the dividend payments will be approximately $6.3 million in 1998.

     Management believes that the Company has adequate resources to fund the capital expenditures discussed above, the dividend payments and anticipated increases in working capital requirements through its existing, committed credit lines, cash balances and operating cash flow.

Results of Operations for the Three Years Ended December 31, 1997

     Net sales increased by $71.7 million, or 17.7%, from 1996 to 1997, and by $57.7 million, or 16.6%, from 1994 to 1995. Gross profit increased by $16.4 million, or 19.5%, from 1996 to 1997, compared to an increase of $7.7 million, or 10.1%, from 1995 to 1996. Operating profit improved by $9.1 million, or 28.2%, from 1996 to 1997, whereas operating profit in 1995 and 1996 was the same. Net income increased $5.8 million, or 38.2%, from 1996 to 1997, whereas net income in 1996 was $2.5 million lower than that of 1995. Diluted earnings per share were $.72, $.52 and $.60 in 1997, 1996 and 1995, respectively.

     A review of sales, gross profit, general, selling and administrative expenses, and operating profit by segment follows:

Absorbent Polymers                                         Year Ended December 31,
                       -----------------------------------------------------------------------------------------------
                               1997               1996                1995          1997 vs. 1996      1996 vs. 1995
                       ------------------- ------------------  ------------------ -----------------  -----------------
                                         (Dollars in Thousands)
Net sales..............$.195,944   100.0%  $ 153,866  100.0%   $ 120,762  100.0%   $42,078    27.3%   $33,104   27.4%
Cost of sales............154,983    79.1%    123,448   80.2%      94,924   78.6%
 Gross profit............ 40,961    20.9%     30,418   19.8%      25,838   21.4%    10,543    34.7%     4,580   17.7%
General, selling and
  administrative          12,098     6.2%     10,791    7.0%       8,936    7.4%     1,307    12.1%     1,855   20.8%
expenses.................
 Operating profit........ 28,863    14.7%     19,627   12.8%      16,902   14.0%     9,236    47.1%     2,725   16.1%

     Sales of absorbent polymers for 1997 increased by 27.3% over 1996 levels on a unit sales volume increase of 40.3%. This compares with a 27.4% sales increase from 1995 to 1996 on a unit volume increase of 43.1%.

     Gross profit margins increased by 5.6% in 1997 from 1996, compared with a decline of 7.5% from 1995 to 1996. Margins improved in 1997 over 1996 primarily as a result of higher capacity utilization, offsetting a decline in the average selling price. The 1996 gross profit margin decrease was primarily attributable to the cost of shipping products from the United States to the United Kingdom to meet customer demand in excess of the U.K. plant capacity in the first half of 1996. Greater capacity utilization in both the United States and United Kingdom offset the impact of lower average selling prices in 1996 compared to 1995.

     While general, selling and administrative expenses have increased from 1995 to 1996 and from 1996 to 1997, the rate of increase is less than the rate of increase in sales. Much of the increased cost has been directed to research and development of new products unrelated to the current markets served.

     The Company has aggressively expanded its capacity to produce absorbent polymers. Its current global capacity of 135,000 tons is among the largest in the world. In addition, the Company intends to add approximately 13,000 tons through debottlenecking in 1998 and has commitments for an additional 12,000 tons of toll processing capacity as a result of an acquisition late in 1997. The margin on the sales of the toll-processed product is expected to be lower than the average for manufactured products.

Minerals                                                   Year Ended December 31,
                       -----------------------------------------------------------------------------------------------
                               1997               1996                1995          1997 vs. 1996      1996 vs. 1995
                       ------------------- ------------------  ------------------ -----------------  -----------------
                                         (Dollars in Thousands)
Net sales..............$.162,895   100.0%  $ 145,623  100.0%   $ 139,722  100.0%   $17,272    11.9%   $ 5,901    4.2%
Cost of sales............135,610    83.2%    122,404   84.1%     112,706   80.7%
 Gross profit............ 27,285    16.8%     23,219   15.9%      27,016   19.3%     4,066    17.5%    (3,797) -14.1%
General, selling and
  administrative          15,651     9.6%     15,221   10.4%      14,743   10.5%       430     2.8%       478    3.2%
expenses.................
 Operating profit........ 11,634     7.2%      7,998    5.5%      12,273    8.8%     3,636    45.5%    (4,275) -34.8%

     Sales increased in virtually all sectors of the minerals segment, except for iron ore pelletizing, from 1996 to 1997. Metalcasting and cat litter sales led the increase. Sales increased in 1996 primarily as a result of higher sales of cat litter.

     Gross profit margins increased by 5.7% from 1996 to 1997, compared to a 17.6% decrease from 1995 to 1996. Higher bentonite mining costs and the loss of an agricultural clay carrier customer adversely impacted the 1996 margins.
Excess traditional cat litter capacity depressed margins over the past three years.

     General, selling and administrative expenses for increased by $.4 million and $.5 million from 1996 to 1997 and 1995 to 1996, respectively. The increase in costs in 1997 was attributable to international marketing costs, whereas the increase in costs for 1996 was largely related to costs associated with management changes.

Environmental                                              Year Ended December 31,
                       -----------------------------------------------------------------------------------------------
                               1997               1996                1995          1997 vs. 1996      1996 vs. 1995
                       ------------------- ------------------  ------------------ -----------------  -----------------
                                         (Dollars in Thousands)
Net sales...............$ 88,421   100.0%  $ 81,480   100.0%   $ 65,538   100.0%   $ 6,941     8.5%   $15,942   24.3%
Cost of sales............ 59,625    67.4%    53,912    66.2%     44,522    67.9%
 Gross profit............ 28,796    32.6%    27,568    33.8%     21,016    32.1%     1,228     4.5%     6,522   31.2%
General, selling and
  administrative          18,528    21.0%    15,478    19.0%     12,209    18.6%     3,050    19.7%     3,269   26.8%
expenses.................
 Operating profit........ 10,268    11.6%    12,090    14.8%      8,807    13.5%    (1,822)  -15.1%     3,283   37.3%

     Sales increases in overseas markets, coupled with growth in most domestic sectors, offset softness in the environmental liner market from 1996 to 1997. Approximately 32% of the sales increase from 1995 to 1996 was attributable to acquisitions made in 1995. Increased sales in international markets and higher sales of environmental liner products were the primary sales growth drivers from 1995 to 1996.

     Gross profit margins decreased 3.6% from 1996 to 1997 compared to a 5.3% improvement from 1995 to 1996. Depressed prices in the environmental liner market were the primary reason for the decline in gross profit margins in 1997. Lower manufacturing costs were the principal reason for the improvement in the gross profit margin from 1995 to 1996.

     Expansion of the global marketing presence for all sectors accounted for much of the increase in general, selling and administrative expenses of 19.7% and 26.8% from 1996 to 1997, and from 1995 to 1996, respectively.

Transportation                                             Year Ended December 31,
                       -----------------------------------------------------------------------------------------------
                               1997               1996                1995          1997 vs. 1996      1996 vs. 1995
                       ------------------- ------------------  ------------------ -----------------  -----------------
                                         (Dollars in Thousands)
Net sales...............$ 29,800   100.0%  $ 24,378   100.0%   $ 21,666   100.0%   $ 5,422    22.2%   $2,712    12.5%
Cost of sales............ 26,101    87.6%    21,272    87.3%     18,974    87.6%
 Gross profit............  3,699    12.4%     3,106    12.7%      2,692    12.4%       593    19.1%      414    15.4%
General, selling and
  administrative           2,057     6.9%     1,870     7.7%      1,635     7.5%       187    10.0%      235    14.4%
expenses.................
 Operating profit........  1,642     5.5%     1,236     5.0%      1,057     4.9%       406    32.8%      179    16.9%

     Increased brokerage of cat litter and environmental shipments have fueled the growth in transportation revenues over the past three years. Gross profit margins vary based largely upon truck availability and sales mix between the trucking and brokerage operations. General, selling and administrative expenses reflect increased staffing levels to handle increased volume.

Corporate                                                  Year Ended December 31,
                       -----------------------------------------------------------------------------------------------
                               1997               1996                1995          1997 vs. 1996      1996 vs. 1995
                       ------------------- ------------------  ------------------ -----------------  -----------------
                                         (Dollars in Thousands)
General, selling and
  administrative            $10,938              $8,614              $6,642        $ 2,324    27.0%   $1,972    29.7%
expenses.................
 Operating loss..........   (10,938)             (8,614)             (6,642)        (2,324)   27.0%   (1,972)   27.0%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, finance, purchasing, research related to developing new markets and corporate governance.

     The Company is actively engaged in research and development efforts to create new applications for its bentonite reserves. The Company's wholly owned subsidiary, Nanocor, Inc., is devoted to research and development of bentonite-based nanocomposites. When incorporated into plastics, bentonite-based nanocomposites can produce materials with significantly improved properties that encompass a variety of commercial applications. Nanocor's technologies are still in the developmental stage, but management feels that these products have the potential to become a significant part of the Company's future growth. To date, Nanocor has been issued five patents; 12 more patent applications have been filed. All costs associated with Nanocor, Inc. will continue to be included in corporate for 1998.

     Virtually all of the increased corporate costs from 1996 to 1997, and from 1995 to 1996, were attributable to Nanocor.

Net Interest Expense

     Net interest expense increased by $1.7 million from 1995 to 1996, compared with a $.2 million increase from 1996 to 1997. There was $.9 million of capitalized interest in 1995 compared with none in 1996 and 1997.

Other Income (Expense)

     Foreign currency exchange losses accounted for approximately $.6 million, or 87%, of other expense in 1996. Other income for 1995 included U.K. investment grants of approximately $.5 million, and a $.6 million gain related to the cancellation of an interest rate swap.

Income Taxes

     The income tax rate for 1997 was 35.1% compared with 34.4% in 1996 and 33.8% in 1995. The estimated effective tax rate for 1998 is 36%.

Earnings Per Share

     Diluted earnings per share were calculated using the weighted average number of shares, including common stock equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common stock equivalents. The weighted average common and common equivalent shares outstanding were approximately 29.1 million in 1997 compared with approximately
29.3 million and 29.6 million in 1996 and 1995, respectively.

Impact of New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires the prominent display of comprehensive income and its components in the financial statements. In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pension and Other Post-Retirement Benefits," which amends certain financial statement disclosures. The Company is required to comply with SFAS No. 130, SFAS No. 131 and SFAS No. 132 in fiscal year 1998 and estimates their adoption will not have a material effect on the consolidated financial statements.

Year 2000 Issues

     The Company's systems disaster recovery planning is a comprehensive, ongoing process, which is updated as products are developed, tested and modified. Disaster recovery for financial and other strategic systems is provided at alternative locations serviced by third parties, or at Company-maintained facilities.

     In 1997, the Company commenced, for all of its systems, a Year 2000 date conversion project to address all necessary code changes, testing and implementation. Project completion is planned for mid-1999. No estimate of total cost for this project is currently available; however, it is not expected to be material. The Company expects its Year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted in a timely manner, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The table below lists the names and ages of all Directors and all positions each person holds with the Company.

Board of Directors of the Registrant

Arthur Brown, 57 (2)
Chairman, President and Chief Executive Officer of Hecla Mining Company, a miner and processor of silver, gold and industrial minerals. Director since 1990.

Robert E. Driscoll, III, 59 (2, 3)
Retired Dean and Professor of Law, University of South Dakota. Director since 1985.

Raymond A. Foos, 69 (2, 3)
Retired Chairman of the Board, President and Chief Executive Officer of Brush Wellman, Inc. a manufacturer of beryllium and specialty materials. Director since 1981.

John Hughes, 55 (1)
President and Chief Executive Officer of AMCOL International Corporation. Director since 1984.

James A. McClung, 60 (1)
Vice President of FMC Corporation, a diversified producer of chemicals, machinery and other products for industry, government and agriculture. Director since May 1997.

Jay D. Proops, 56 (1, 3, 4)
Private investor and former Vice Chairman and co-founder of The Vigoro Corporation. Also a Director of Great Lakes Chemical Corporation. Director since 1995.

C. Eugene Ray, 65 (1, 2, 3, 4)
Chairman of the Board of AMCOL International Corporation. Retired Executive Vice President - Finance of Signode Industries, Inc. a manufacturer of industrial strapping products. Director since 1981.

Clarence O. Redman, 55 (1, 3)
Secretary of AMCOL International Corporation. Of counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the Company. Prior thereto, Mr. Redman was an individual and corporate partner of the law firm of Keck, Mahin & Cate as the sole shareholder and President of Clarence Owen Redman Ltd. Mr. Redman and his professional corporation also served as Chief Executive Officer of Keck, Mahin & Cate until September 1997. In December 1997, Keck, Mahin & Cate filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code. Also a director of U.S. Forest Industries, Inc., a forest products company engaged in the production of wood products used in residential, commercial and industrial applications. Director since 1989.

Paul G. Shelton, 48 (1)
Senior Vice President and Chief Financial Officer of AMCOL International Corporation. Director since 1988.

Dale E. Stahl, 50 (1, 3, 4)
President and Chief Operating Officer of Gaylord Container Corporation, a manufacturer and distributor of brown paper and packaging products. Director since 1995.

Lawrence E. Washow, 45
Executive Vice President and Chief Operating Officer of AMCOL International Corporation. Director since February 1998.

Audrey L. Weaver, 43 (2)
Private investor. Director since February 1997.

Paul C. Weaver, 35 (1, 2, 4)
Managing partner of Consumer Aptitudes, Inc., a marketing research firm. Director since 1995.

(1)  Member of Executive Committee of the Board of Directors
(2)  Member of Audit Committee
(3)  Member of Compensation Committee
(4)  Member of Nominating Committee

     Additional information regarding the directors of the Company is included under the caption "Election of Directors," "Information Concerning Members of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement to be dated on or about April 6, 1998, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

     Information regarding the above is included under the caption "Compensation and Other Transactions with Management" in the Company's proxy statement to be dated on or about April 6, 1998, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding the above is included under the caption "Security Ownership" in the Company's proxy statement to be dated on or about April 6, 1998, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding the above is included under the caption "Compensation and Other Transactions with Management" in the Company's proxy statement to be dated on or about April 6, 1998, and is incorporated herein by reference.

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

Item 14(a) Index to Financial Statements and Financial Statement Schedules


                                                                                                               Page
(1)       Financial Statements:
          Independent Auditors' Report...................................................................      F-2
          Consolidated Balance Sheets, December 31, 1997 and 1996........................................      F-3
          Consolidated Statements of Operations,
               Years ended December 31, 1997, 1996 and 1995..............................................      F-4
          Consolidated Statements of Stockholders' Equity,
               Years ended December 31, 1997, 1996 and 1995..............................................      F-5
          Consolidated Statements of Cash Flows,
               Years ended December 31, 1997, 1996 and 1995..............................................      F-6
          Notes to Consolidated Financial Statements.....................................................      F-7
(2)       Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts................................................     F-22

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 20, 1998

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
           (Dollars in thousands, except share and per share amounts)

                                                                             ASSETS
                                                                                               December 31,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          -----------  -----------
Current assets:
     Cash and cash equivalents..........................................................    $  3,077    $  3,054
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $2,547 and $2,663...............      89,054      78,666
         Other..........................................................................         557       2,151
     Inventories........................................................................      49,389      56,314
     Prepaid expenses...................................................................       5,109       4,502
     Current deferred tax asset.........................................................       3,084       3,086
         Total current assets...........................................................     150,270     147,773

Investment in and advances to joint ventures............................................       3,035       1,802

Property, plant, equipment, and mineral rights and reserves:
     Land and mineral rights and reserves...............................................      11,865      10,490
     Depreciable assets.................................................................     306,610     288,876
                                                                                             318,475     299,366
     Less accumulated depreciation......................................................     143,151     118,490
                                                                                             175,324     180,876
Other assets:
     Goodwill, less accumulated amortization of $3,599 and $2,698.......................      17,175      13,922
     Other intangible assets, less accumulated amortization of $9,806 and $7,972........       5,205       6,335
                                                                                              22,380      20,257
                                                                                            $351,009    $350,708
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations........................................    $ 14,856    $  8,770
     Current capital lease obligations..................................................         168         199
     Accounts payable...................................................................      24,902      24,389
     Accrued income taxes...............................................................       1,677         265
     Accrued liabilities................................................................      25,638      18,247
         Total current liabilities......................................................      67,241      51,870
Long-term obligations:
     Long-term debt.....................................................................      94,314     118,574
     Long-term capital lease obligations................................................         111         281
                                                                                              94,425     118,855

Deferred income tax liabilities.........................................................       6,690       6,513
Other liabilities.......................................................................       6,710       6,066
                                                                                              13,400      12,579
Stockholders' equity:
     Common stock, par value $.01 per share. Authorized 50,000,000 shares, issued
         32,015,796 shares (21,343,864 shares in 1996 prior to stock split).............         320         213
shares
     Additional paid-in capital.........................................................      75,939      75,576
     Retained earnings..................................................................     111,588      96,579
     Cumulative translation adjustments.................................................      (1,749)      2,868
                                                                                             186,098     175,236
Less:
     Treasury stock (3,541,598 shares in 1997 and 3,518,274 shares in 1996).............     (10,155)     (7,832)
                                                                                             175,943     167,404
                                                                                            $351,009    $350,708

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                            Year Ended December 31,
                                                                                     --------------------------------------

                                                                                         1997        1996         1995
    Net sales......................................................................    $ 477,060   $ 405,347    $ 347,688
    Cost of sales..................................................................      376,319     321,036      271,126
         Gross profit..............................................................      100,741      84,311       76,562
    General, selling and administrative expenses...................................       59,272      51,974       44,165
         Operating profit..........................................................       41,469      32,337       32,397
    Other income (expense):
         Interest expense, net.....................................................       (8,628)     (8,450)      (6,727)
         Other, net................................................................         (398)       (670)       1,217
                                                                                          (9,026)     (9,120)      (5,510)
         Income before income taxes and minority interest..........................       32,443      23,217       26,887
    Income taxes...................................................................       11,399       7,979        9,082
         Income before minority interest...........................................       21,044      15,238       17,805
    Minority interest..............................................................            -         (13)         (34)
         Net income................................................................    $  21,044   $  15,225    $  17,771

    Earnings per share
         Basic.....................................................................    $     .74   $     .53    $     .62
         Diluted...................................................................    $     .72   $     .52    $     .60

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                (Dollars in thousands, except per share amounts)

                                   Common Stock
                             -------------------------
                                Number                 Additional                Cumulative
                                  of                    Paid-in     Retained     Translation    Treasury
                              Shares (1)     Amount     Capital      Earnings    Adjustment      Stock      Total
Balance at December 31,
     1994...................    32,015,796    $ 213    $  74,279     $ 73,911      ($1,865)     ($3,465)  $ 143,073
Net income..................             -        -            -       17,771            -           -       17,771
Cash dividends ($.17
     per share).............             -        -            -       (4,979)           -           -       (4,979)
Cumulative translation
     adjustment.............             -        -            -            -         (486)          -         (486)
Purchase of 87,000 treasury
     shares.................             -        -            -            -            -        (838)        (838)
Sale of 266,804 treasury
     shares.................             -        -          688            -            -         265          953
Balance at December 31,
     1995...................    32,015,796      213       74,967       86,703       (2,351)     (4,038)     155,494
Net income..................             -        -            -       15,225            -           -       15,225
Cash dividends ($.19 per
     share).................             -        -            -       (5,349)           -           -       (5,349)
Cumulative translation
     adjustment.............             -        -            -            -        5,219           -        5,219
Purchase of 465,126
     treasury shares........             -        -            -            -            -      (4,186)      (4,186)
Sale of 261,331 treasury
     shares.................             -        -          609            -            -         392        1,001
Balance at December 31,
     1996...................    32,015,796      213       75,576       96,579        2,868      (7,832)     167,404
Net income..................             -        -            -       21,044            -           -       21,044
Cash dividends ($.21 per
     share).................             -        -            -       (5,928)           -           -       (5,928)
Cumulative translation
     adjustment.............             -        -            -            -       (4,617)          -       (4,617)
Three-for-two stock split...                    107                      (107)                                    -
Purchase of 254,132
     treasury shares........             -        -            -            -            -      (2,921)      (2,921)
Sales of 230,808 treasury
     shares.................             -        -          363            -            -         598          961
Balance at December 31,
     1997...................    32,015,796    $ 320      $75,939     $111,588      ($1,749)   ($10,155)   $ 175,943

(1)  Reflects three-for-two stock split in December, 1997, effected in the nature of a stock dividend.

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                  -------------------------------------

                                                                                      1997        1996        1995
     Cash flow from operating activities:
          Net income.............................................................   $21,044     $ 15,225   $  17,771
          Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation, depletion, and amortization..........................     31,912      27,907      21,289
              Increase (decrease) in allowance for doubtful accounts.............       (116)      1,062         265
              Increase (decrease) in deferred income taxes.......................        177        (306)      1,345
              Increase (decrease) in other noncurrent liabilities................        777        (589)        (11)
              (Gain) loss on sale of depreciable assets..........................        111          63        (254)
              (Increase) decrease in current assets:
                   Accounts receivable...........................................     (8,678)    (15,450)    (15,786)
                   Inventories...................................................      6,925      (6,431)     (7,218)
                   Prepaid expenses..............................................       (607)        853      (3,142)
                   Current deferred tax asset....................................          2        (304)       (266)
              Increase (decrease) in current liabilities:
                   Accounts payable..............................................        513       5,613        (596)
                   Accrued income taxes..........................................      1,412         265        (807)
                   Accrued liabilities...........................................      7,391       5,211         105
                        Net cash provided by operating activities................     60,863      33,119      12,695
     Cash flow from investing activities:
          Proceeds from sale of depreciable assets...............................        787         889         775
          Sale of product line and mineral reserves..............................          -       5,888           -
          Acquisition of land, mineral reserves, and depreciable assets..........    (32,652)    (34,339)    (62,782)
          Advances to joint ventures.............................................     (1,233)     (1,495)       (147)
          (Increase) decrease in other assets....................................        343      (1,008)       (166)
                       Net cash used in investing activities.....................    (32,755)    (30,065)    (62,320)
     Cash flow from financing activities:

          Proceeds from issuance of debt.........................................      2,443      10,345     109,984
          Principal payments of debt and capital lease obligations...............    (20,818)     (3,606)    (63,864)
          Proceeds from sale of treasury stock...................................        961       1,001         953
          Purchase of treasury stock.............................................     (2,921)     (4,186)       (838)
          Dividends paid.........................................................     (5,928)     (5,349)     (4,979)
          Other..................................................................          -         105           1
                       Net cash provided by (used in) financing activities.......    (26,263)     (1,690)     41,257
     Cumulative translation adjustment...........................................     (1,822)       (198)       (133)
     Net increase (decrease) in cash and cash equivalents........................         23       1,166      (8,501)
     Cash and cash equivalents at beginning of year..............................      3,054       1,888      10,389
     Cash and cash equivalents at end of year....................................   $  3,077    $  3,054   $   1,888

     Supplemental disclosures of cash flows information:
     Cash paid for:
          Interest...............................................................   $  8,908    $  9,029   $   7,791
          Income taxes...........................................................   $  9,479    $  6,759   $  10,066

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

(1)  Summary of Significant Accounting Policies

     Company Operations

     AMCOL International Corporation (the Company) may be divided into three principal categories of operations: absorbent polymers, minerals and environmental. The Company also operates a transportation business primarily for delivery of its own products. The Company's revenues are derived 41% from absorbent polymers, 34% from minerals, 19% from environmental and 6% from transportation operations. The Company's sales were approximately 59% domestic and 41% outside of the United States.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries are wholly owned, except for 49% interests in Mexican and Chinese joint ventures, which are accounted for at cost. The difference between the results based on the cost method and the equity method is immaterial. All material intercompany balances and transactions, including profits on inventories, have been eliminated in consolidation.

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

     Translation of Foreign Currencies

     The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rate of exchange at the balance sheet date. The statements of operations are translated at the weighted average monthly rate. Foreign exchange translation adjustments are accumulated as a separate component of stockholders' equity, while realized exchange gains or losses are included in income.

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

     Research and Development

     Research  and  development   costs,   included  in  general,   selling  and
administrative expenses, were approximately $6,273, $4,962 and $4,801 for the years ended December 31, 1997, 1996 and 1995.

     Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options. Earnings per share calculations reflect a three-for-two stock split in December 1997, effected in the nature of a stock dividend. Prior year numbers have been restated upon the adoption of SFAS No. 128.

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

     Reclassification

     Certain items in the 1996 and 1995 consolidated  financial  statements have
been  reclassified  to  comply  with  the  consolidated   financial   statements
presentation for 1997.

(2)  Business Segment and Geographic Area Information

     The Company operates in three major industry segments: absorbent polymers, minerals and environmental. The Company also operates a transportation business. The absorbent polymers segment produces and distributes superabsorbent polymers primarily for use in consumer markets. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long haul trucking business and a freight brokerage business, which provide services to both the Company's plants and outside customers.

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

     Export sales included in the United States were approximately $54,863, $39,610 and $28,691 for the years ended December 31, 1997, 1996 and 1995. One customer accounted for approximately 14% of sales in 1997.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(2)  Business Segment and Geographic Area Information (Continued)

     The following summaries set forth certain financial information by business segment and geographic area for the years ended December 31, 1997, 1996 and 1995.

                                                                                   1997        1996        1995
Business Segment:
     Revenues:
        Absorbent polymers...................................................    $ 195,944   $ 153,866   $ 120,762
        Minerals                                                                   162,895     145,623     139,722
        Environmental........................................................       88,421      81,480      65,538
        Transportation.......................................................       29,800      24,378      21,666
           Total                                                                 $477,060    $ 405,347   $ 347,688

     Operating profit:
        Absorbent polymers...................................................    $  28,863   $  19,627   $  16,902
        Minerals                                                                    11,634       7,998      12,273
        Environmental........................................................       10,268      12,090       8,807
        Transportation.......................................................        1,642       1,236       1,057
        Corporate                                                                  (10,938)     (8,614)     (6,642)
           Total                                                                 $  41,469   $  32,337   $  32,397

     Identifiable assets:
        Absorbent polymers...................................................    $ 135,076   $ 148,405   $ 126,392
        Minerals                                                                   127,959     123,161     130,185
        Environmental........................................................       68,268      65,360      54,329
        Transportation.......................................................        1,209       1,167       1,235
        Corporate                                                                   18,497      12,615      10,225
           Total                                                                 $ 351,009   $ 350,708   $ 322,366

     Depreciation, depletion and amortization:
        Absorbent polymers...................................................    $  14,032   $  11,179   $   7,176
        Minerals                                                                    11,110      11,520      10,748
        Environmental........................................................        5,126       3,908       2,432
        Transportation.......................................................           66          43          35
        Corporate                                                                    1,578       1,257         898
           Total                                                                 $  31,912   $  27,907   $  21,289

     Capital expenditures:
        Absorbent polymers...................................................    $   4,802   $  17,358   $  24,178
        Minerals                                                                    14,494      10,397      20,021
        Environmental........................................................        6,598       5,414      16,775
        Transportation.......................................................          112          26          61
        Corporate                                                                    6,646       1,144       1,747
           Total                                                                 $  32,652   $  34,339   $  62,782

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)


(2)  Business Segment and Geographic Area Information (Continued)

                                                                                  1997         1996        1995
Geographic area:
     Sales to unaffiliated customers from:
         North America.....................................................     $ 343,114    $ 281,678   $ 255,920
         Europe............................................................       131,102      121,450      89,842
         Australia.........................................................         2,844        2,219       1,926
              Total........................................................     $ 477,060    $ 405,347   $ 347,688

     Sales or transfers between geographic areas:
         North America.....................................................     $   3,575    $  15,858   $   5,416
         Europe............................................................             -            -          86
         Australia.........................................................             -            -           -
              Total........................................................     $   3,575    $  15,858   $   5,502

     Operating profit from:
         North America.....................................................     $  26,156    $  23,757   $  23,047
         Europe............................................................        15,003        8,667       9,471
         Australia.........................................................           305          202         109
         Adjustments and eliminations......................................             5         (289)       (230)
              Total........................................................     $  41,469    $  32,337   $  32,397

     Identifiable assets in:
         North America.....................................................     $ 244,581    $ 243,390   $ 246,242
         Europe............................................................       100,671      105,909      73,175
         Australia.........................................................         2,102        2,069       2,314
         Asia                                                                       3,780            -           -
         Adjustments and eliminations......................................          (125)        (660)        635
              Total........................................................     $ 351,009    $ 350,708   $ 322,366

(3)  Inventories

  Inventories consisted of:
                                                                                               1997         1996
     Advance mining.......................................................................   $   2,199    $   2,412
     Crude stockpile inventories..........................................................      15,564       12,601
     In-process inventories...............................................................      16,912       21,480
     Other raw material, container, and supplies inventories..............................      14,714       19,821
                                                                                             $  49,389    $  56,314

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(4) Property, Plant, Equipment, and Mineral Rights and Reserves

     Property, plant, equipment and mineral rights and reserves consisted of the following:

                                                                                                     Depreciation/
                                                                              December 31,           Amortization-
                                                                          1997         1996          Annual Rates
    Mineral rights and reserves.....................................    $  5,931     $  7,072
    Other land......................................................       5,530        3,418
    Buildings and improvements......................................      57,929       66,307       2.2% to 20.0%
    Machinery and equipment.........................................     249,085      222,569       5.0% to 33.3%
                                                                        $318,475     $299,366

     Depreciation and depletion were charged to income as follows:

                                                                                   1997        1996        1995
Depreciation expense........................................................     $28,922     $25,249     $19,209
Depletion expense...........................................................        368         593          587
                                                                                 $29,290     $25,842     $19,796

(5)   Income Taxes

     The components of the provision for domestic and foreign income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of:

                                                                                       1997        1996         1995
      Income before income taxes and minority interest:
           Domestic...............................................................   $  26,023   $  21,910    $  22,796
           Foreign................................................................       6,420       1,307        4,091
                                                                                     $  32,443   $  23,217    $  26,887

      Provision for income taxes:
           Domestic Federal
              Current.............................................................   $   8,575   $   6,285    $   5,283
              Deferred............................................................        (806)       (313)         390
           Domestic State
              Current.............................................................       1,471         837        1,358
              Deferred............................................................         (96)        (26)          43
           Foreign
              Current.............................................................         893       1,467        1,362
              Deferred............................................................       1,362        (271)         646
                                                                                     $  11,399   $   7,979    $   9,082

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(5) Income Taxes (Continued)

          The components of the deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows:

                                                                                                 1997         1996
    Deferred tax assets:
         Accounts receivable, due to allowance for doubtful accounts........................   $     767    $     717
         Inventories, due to additional costs inventoried for tax purposes pursuant to the
          Tax Reform Act of 1986 and reserve for obsolete inventories.......................         899          881
         Net operating loss carryforward....................................................       3,915        5,756
         Other..............................................................................       4,203        3,660
            Total deferred tax assets.......................................................       9,784       10,814
    Deferred tax liabilities:
         Plant and equipment, due to differences in depreciation............................     (10,969)     (11,568)
         Land and mineral reserves, due to differences in depletion.........................      (2,033)      (2,026)
         Inventories, due to change in accounting method....................................        (549)        (732)
         Other..............................................................................         161           85
            Total deferred tax liabilities..................................................     (13,390)     (14,241)
            Net deferred tax liability......................................................   ($  3,606)   ($  3,427)

     The following analysis reconciles the statutory Federal income tax rate to the effective tax rates:

                                                            1997                   1996                    1995
                                                              Percent of             Percent of             Percent of
                                                                Pretax                 Pretax                 Pretax
                                                     Amount     Income      Amount     Income      Amount     Income
     Domestic and foreign taxes on income at
        United States statutory rate.............   $  11,355    35.0%      $  8,126    35.0%      $  9,410    35.0%
     Increase (decrease) in taxes resulting from:
          Percentage depletion...................        (595)   (1.8)          (263)   (1.1)          (840)   (3.1)
          State taxes............................       1,471     4.5            847     3.7          1,358     5.0
          FSC commission.........................      (1,158)   (3.6)        (1,106)   (4.8)        (1,033)   (3.8)
          Other..................................         326     1.0            375     1.6            187      .7
                                                    $  11,399    35.1%      $  7,979    34.4%      $  9,082    33.8%

(6)  Long-term Debt

     Long-term debt consisted of the following:                                                    December 31,
                                                                                                1997        1996
  Short-term debt supported by revolving credit agreement.................................    $  52,817   $  66,290
  Term note, at 9.68% (Series D)..........................................................        5,700       8,560
  Term note, at 7.36% (Series A)..........................................................       21,000      25,000
  Term note, at 7.83% (Series B)..........................................................       10,000      10,000
  Term note, at 8.10% (Series C)..........................................................       15,000      15,000
  Industrial Revenue Bond, at 68% of prime................................................          583         817
  Other notes payable.....................................................................        4,070       1,677
                                                                                                109,170     127,344
  Less current portion....................................................................       14,856       8,770
                                                                                              $  94,314   $ 118,574

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(6)  Long-term Debt (Continued)

     The Company has a committed $100,000 revolving credit agreement, which matures October 31, 2000, with an option to extend for three one-year periods. As of December 31, 1997, there was $47,183 available in unused lines of credit. The revolving credit note is a multi-currency agreement, which allows the Company to borrow at an adjusted LIBOR rate plus .25% to .75%, depending upon debt to capitalization ratios and the amount of the credit line used.

     The Industrial Revenue Bond outstanding at December 31, 1997, is payable in equal semi-annual installments of $117 until the year 2000.

     Maturities of long-term debt at December 31, 1997, are as follows:

                                               1998         1999        2000        2001         2002     Thereafter
      Short-term debt supported by
          revolving credit agreement......    $     -      $     -     $52,817     $     -      $     -     $     -
      Term note, at 9.68% (Series D)......      2,860        2,840           -           -            -           -
      Term note, at 7.36% (Series A)......      9,500       11,500           -           -            -           -
      Term note, at 7.83% (Series B)......          -            -           -       5,000        5,000           -
      Term note, at 8.10% (Series C)......          -            -           -           -            -      15,000
      Industrial Revenue Bond, at 68% of
          prime...........................        233          233         117           -            -           -
      Other notes payable.................      2,263        1,807           -           -            -           -
                                              $14,856      $16,380     $52,934     $ 5,000      $ 5,000     $15,000

     The estimated fair value of the term notes above at December 31, 1997, was $53,766 based on discounting future cash payments at current market interest rates for loans with similar terms and maturities.

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

     At December 31, 1997, the Company had $10,950 of forward exchange contracts outstanding. The fair value of these contracts and the Company's other financial instruments (except for term notes - see note (6)) approximates their carrying value. The Company has entered into an interest rate swap with a notional amount of $15 million. The effect of the swap is to fix interest on $15 million of the amount outstanding on the revolving credit agreement at 6.30%. The termination cost of the swap at December 31, 1997 was $362.

(8)  Leases

     The Company leases certain railroad cars, trailers, computer software, office equipment, and office and plant facilities. Total rent expense under operating lease agreements was approximately $3,560, $4,299 and $3,961 in 1997, 1996 and 1995, respectively.

          Railroad cars and computer software under capital leases are included in machinery and equipment as follows:

                                                                                               December 31,
                                                                                       -----------------------------
                                                                                           1997           1996
   Railroad cars and computer software................................................    $ 1,768        $ 1,768
        Less accumulated amortization.................................................      1,603          1,456
                                                                                          $   165        $   312

          The following is a schedule of future minimum lease payments for the capital leases and for operating leases (with initial terms in excess of one year) as of December 31, 1997:

                                                                               Operating Leases
                                                                Capital
                                                                 Leases     Domestic     Foreign      Total
Year ending December 31:
     1998....................................................    $ 178        $ 3,097     $ 105       $ 3,202
     1999....................................................      114          2,851        68         2,919
     2000....................................................        -          1,789        53         1,842
     2001....................................................        -          1,402        41         1,443
     2002....................................................        -          1,242         6         1,248
     Thereafter..............................................        -          7,532         -         7,532
Total minimum lease payments.................................      292        $17,913     $ 273       $18,186
Less amount representing interest............................       13
Present value of net minimum lease payments..................    $ 279

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(9)  Employee Benefit Plans

     The Company has noncontributory pension plans covering substantially all of its domestic employees. The Company's funding policy is to contribute annually the maximum amount, calculated using the actuarially determined entry age normal method, that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future. The plan is fully funded for tax purposes.

Pension cost in 1997, 1996 and 1995 was comprised of:                             1997         1996        1995
Service cost................................................................    $  1,284     $  1,108    $    980
Interest cost...............................................................       1,327        1,171       1,094
Actual return on plan assets................................................      (3,995)        (686)     (1,988)
Net amortization and deferral...............................................       2,424         (919)        482
Net periodic pension cost...................................................    $  1,041     $    674    $    568

     The following table summarizes the funded status and amounts recognized in the Company's balance sheet at December 31, 1997 and 1996:

                                                                                           1997          1996
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of $13,721 in
     1997 and $11,867 in 1996.........................................................   $ 14,926      $ 12,755
Projected benefit obligation.......................................................... ( $ 21,583)   ( $ 18,107)
Plan assets at fair value.............................................................     19,686        16,586
Projected benefit obligation (more) less than plan assets.............................     (1,898)       (1,521)
Unrecognized net (gain) loss..........................................................       (468)          333
Unrecognized net obligation at January 1, 1986, being amortized over a
     period from 19-21 years..........................................................     (1,046)       (1,182)
Pension liability included in accrued liabilities..................................... ( $  3,412)   ( $  2,370)

     The Company's pension benefit plan was valued as of October 1, 1997, and 1996, respectively. Approximately 95% of the plan assets are invested in common stocks, corporate bonds and notes, and guaranteed income contracts purchased from insurance companies. The remainder of the plan assets are invested in cash and a real estate trust.

     The actuarial assumptions for 1997 and 1996, respectively, were as follows: the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 7.5%; the rate of increase in future compensation levels was 5.25% and 5.5%; and the expected long-term rate of return on plan assets was 9.0% and 9.0%.

     In addition to the ERISA qualified plan outlined above, the Company has a supplementary pension plan that replaces those benefits that are lost as a result of ERISA limitations. The unfunded, accrued liability for this plan was $522 at December 31, 1997.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(9)  Employee Benefit Plans (continued)

     The Company also has a savings plan for its domestic personnel. The Company has contributed an amount equal to an employee's contribution up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $1,233 in 1997, $1,130 in 1996 and $985 in 1995. The Company also has a deferred compensation plan and a 401(k) restoration plan for its executives.

     The foreign pension plans, not subject to ERISA, are funded using individual annuity contracts and, therefore, are not included in the information noted above.

(10) Stock Option Plans

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 (FAS 123), "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for its stock option plans been determined consistent with FAS 123, the Company's net income would have been changed to the pro forma amounts indicated below:

                                                                                     1997        1996        1995
Net income:.........................   As reported.............................    $ 21,044    $ 15,225    $  17,771
                                       Pro forma...............................    $ 20,115    $ 14,775    $  17,544

Basic earnings per share:...........   As reported.............................    $    0.74   $    0.53   $    0.62
                                       Pro forma...............................    $    0.71   $    0.51   $    0.61

Diluted earnings per share:.........   As reported.............................    $    0.72   $    0.52   $    0.60
                                       Pro forma...............................    $    0.69   $    0.51   $    0.59

     Under the stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant. For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                                                                    1997        1996        1995
Risk-free interest rate......................................................       6.2%        5.3%        7.4%
Expected life of option......................................................      6 yrs       6 yrs        6 yrs
Expected dividend yield of stock.............................................       1.6%        1.8%        2.3%
Expected volatility of stock.................................................       42%         42%          42%

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10) Stock Option Plans (Continued)

     1983 Incentive Stock Option Plan

     The Company reserved 2,700,000 shares of its common stock for issuance of incentive stock options to its officers and key employees. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value at the time of grant. Options awarded under the plan vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.

     This plan expired during 1993, though options which were granted prior to its expiration continue to be valid until the individual option grants expire.

                                                       1997                   1996                   1995
                                                          Weighted               Weighted               Weighted
                                                           Average                Average                Average
                                                          Exercise               Exercise               Exercise
                                                Shares      Price      Shares      Price      Shares      Price
Options outstanding at January 1.............   771,584     $ 4.53   1,047,641    $ 4.12    1,310,972    $ 3.87
Granted......................................         -          -           -          -           -         -
Exercised....................................  (157,115)      3.18    (253,833)      2.67    (257,805)     2.84
Cancelled....................................    (3,285)      4.84     (22,224)      6.53      (5,526)     4.80
Options outstanding at December 31...........   611,184       4.88     771,584       4.53   1,047,641      4.12
Options exercisable at December 31...........   552,368                621,665                707,513
Shares available for future grant at
   December 31...............................         -                      -                      -

     1993 Stock Plan

     The Company reserved 1,260,000 shares of its common stock for issuance to its officers and key employees in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. To date, only incentive stock options have been awarded. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value at the time of grant. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Option Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10) Stock Option Plans (Continued)

                                                       1997                   1996                   1995
                                                          Weighted               Weighted               Weighted
                                                           Average                Average                Average
                                                          Exercise               Exercise               Exercise
                                                Shares      Price      Shares      Price      Shares      Price
Options outstanding at January 1.............   665,048    $ 10.48     477,250    $ 10.85     298,482     $12.61
Granted......................................   287,772      11.83     284,366       9.68     201,700       8.25
Exercised....................................   (11,286)      8.99           -          -           -          -
Cancelled....................................   (11,329)     10.69     (96,568)      9.92     (22,932)     10.98
Options outstanding at December 31...........   930,205      10.92     665,048      10.48     477,250      10.85
Options exercisable at December 31...........   125,229                 51,684                      0
Shares   available   for   future   grant  at
   December 31...............................   318,509                594,952                782,750

     1987 Nonqualified Stock Option Plan

     The Company reserved 510,000 shares of its common stock for issuance of nonqualified stock options to officers and directors, as well as key employees. The stock options are exercisable at a price per share which may be no less than the fair market value at the time of grant according to the vesting provisions of the plan. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until fully vested. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.

                                                       1997                   1996                   1995
                                                          Weighted               Weighted               Weighted
                                                           Average                Average                Average
                                                          Exercise               Exercise               Exercise
                                                Shares      Price      Shares      Price      Shares      Price
Options outstanding at January 1.............   229,284    $  3.68     226,284    $  3.43     210,984    $  2.55
Granted......................................    21,000      12.00      10,500       7.75      25,500      10.50
Exercised....................................    62,400       1.94       7,500       1.95       9,000       1.95
Cancelled....................................     5,046       9.51           -          -       1,200       8.83
Options outstanding at December 31...........   182,838       5.07     229,284       3.68     226,284       3.43
Options exercisable at December 31...........   136,705                189,336                194,520
Shares   available   for   future   grant  at
   December 31...............................   179,862                195,816                206,316

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10) Stock Option Plans (Continued)

     All Stock Option Plans

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                                            Options Outstanding             Options Exercisable
                                                         Weighted
                                                         Average         Weighted                      Weighted
                                                        Remaining         Average                      Average
                                       Number of       Contractual       Exercise       Number of      Exercise
     Range of exercise prices            Shares         Life (Yrs.)         Price         Shares          Price
    $ 1.945       -       $ 3.111         464,959          2.58          $ 2.506           464,959     $ 2.506
      7.750       -         8.500         472,838          6.11            8.029           266,063       7.921
      8.833       -        11.833         639,205          8.20           11.144            83,282      11.576
     12.000       -        13.667         147,225          6.18           13.429                --            --
               Total                    1,724,227          5.94          $ 8.155           814,304       5.203

(11) Accrued Liabilities

                                                                                              1997        1996
Estimated accrued severance taxes.......................................................    $   2,169   $   1,888
Accrued employee benefits...............................................................        3,501       2,586
Accrued vacation pay....................................................................        1,835       1,702
Accrued dividends.......................................................................        1,565       1,335
Accrued bonus...........................................................................        2,011         472
Accrued commissions.....................................................................        3,630       2,077
Other...................................................................................       10,927       8,187
                                                                                            $  25,638   $  18,247

(12) Subsequent Event

     In March 1998, the Company agreed to sell its Mounds, IL, plant and mineral reserves; its Paris, TN, mineral reserves; and certain mineral reserves in Nevada to Oil-Dri Corporation of America. As a part of the transaction, the Company agreed not to sell products made from fullers' earth to the cat litter market (excluding the pet specialty market), the agricultural carrier market, the oil and grease absorbent market, the turf and soil amendment market and the animal feed additives market. The transaction has been approved by both Boards of Directors, subject to completion of due diligence. The transaction, anticipated to close on or before May 15, 1998, is not expected to produce a gain or loss.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(13) Quarterly Results (Unaudited)

     Unaudited summarized results for each quarter in 1997 and 1996 are as follows:

                                                                                  1997 Quarter
                                                             --------------------------------------------------------
                                                                  First        Second         Third        Fourth
Absorbent polymers..........................................    $   45,161    $   45,041    $   51,466    $   54,276
Minerals....................................................        39,258        38,563        39,826        45,248
Environmental...............................................        16,565        22,778        27,181        21,897
Transportation.............................................          6,934         7,108         7,657         8,101
     Net sales..............................................    $  107,918    $  113,490    $  126,130    $  129,522
Absorbent polymers..........................................    $    9,593    $    8,830    $   11,248    $   11,290
Minerals....................................................         6,105         6,400         7,212         7,568
Environmental...............................................         5,238         7,567         8,937         7,054
Transportation..............................................           875           906           944           974
     Gross profit...........................................    $   21,811    $   23,703    $   28,341    $   26,886
Absorbent polymers..........................................    $    6,578    $    6,225    $    7,916    $    8,144
Minerals....................................................         2,230         2,479         3,287         3,638
Environmental...............................................           929         3,002         4,319         2,018
Transportation..............................................           371           395           444           432
Corporate...................................................        (2,804)       (2,635)       (2,711)       (2,788)
     Operating profit.......................................    $    7,304    $    9,466    $   13,255    $   11,444
Net income..................................................    $    3,173    $    4,282    $    6,970    $    6,619
Basic earnings per common share.............................    $    0.11     $    0.15     $    0.25     $    0.23
Diluted earnings per common share:..........................    $    0.11     $    0.15     $    0.24     $    0.23

                                                                                  1996 Quarter
                                                             --------------------------------------------------------
                                                                  First        Second         Third        Fourth
Absorbent polymers..........................................    $   32,046    $   34,102    $   38,744    $   48,974
Minerals....................................................        34,557        35,347        37,260        38,459
Environmental...............................................        13,767        21,563        26,923        19,227
Transportation.............................................          5,166         5,749         6,619         6,844
     Net sales..............................................    $   85,536    $   96,761    $  109,546    $  113,504
Absorbent polymers..........................................    $    6,326    $    6,108    $    7,623    $   10,361
Minerals....................................................         4,704         5,781         7,006         5,728
Environmental...............................................         4,268         7,280         9,063         6,957
Transportation..............................................           702           745           806           853
     Gross profit...........................................    $   16,000    $   19,914    $   24,498    $   23,899
Absorbent polymers..........................................    $    3,847    $    3,691    $    4,940    $    7,149
Minerals....................................................           906         1,831         3,322         1,939
Environmental...............................................           710         3,358         5,078         2,944
Transportation..............................................           269           265           351           351
Corporate...................................................        (2,155)       (2,290)       (2,383)       (1,786)
     Operating profit.......................................    $    3,577    $    6,855    $   11,308    $   10,597
Net income..................................................    $    1,131    $    2,983    $    5,875    $    5,236
Basic earnings per common share:............................    $    0.04     $    0.11     $    0.20     $    0.18
Diluted earnings per common share:..........................    $    0.04     $    0.10     $    0.20     $    0.18

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

                                                                      Additions
                                                                                                             Balance
                                                 Balance at     Charged to     Charged                        at end
                                                  beginning     costs and     to other     Other charges        of
 Year                Description                    of year      expenses      accounts    add (deduct) (1)    year
  1997   Allowance for doubtful accounts           $ 2,663       $ 1,644       $    -           ($1,760)      $2,547
  1996   Allowance for doubtful accounts           $ 1,601       $ 2,013       $    -             ($951)      $2,663
  1995   Allowance for doubtful accounts           $ 1,336       $   769       $    -           ($  504)      $1,601

___________

(1)  Bad debts written off.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 1998

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


   /s/   John Hughes                                       March 25, 1998
John Hughes
President and Chief Executive Officer
and Director


   /s/   Lawrence E. Washow                                March 25, 1998
Lawrence E. Washow
Executive Vice President and Chief Operating
Officer and Director


   /s/   Paul G. Shelton                                   March 25, 1998
Paul G. Shelton
Senior Vice President and Chief Financial
Officer; Treasurer and Director


   /s/   C. Eugene Ray                                     March 25, 1998
C. Eugene Ray
Chairman of the Board and Director


   /s/   Jay D. Proops                                     March 25, 1998
Jay D. Proops
Director


   /s/   James A. McClung                                  March 25, 1998
James A. McClung
Director


   /s/   Robert E. Driscoll, III                           March 25, 1998
Robert E. Driscoll, III
Director

   /s/   Raymond A. Foos                                   March 25, 1998
Raymond A. Foos
Director


   /s/   Clarence O. Redman                                March 25, 1998
Clarence O. Redman
Director


   /s/   Arthur Brown                                      March 25, 1998
Arthur Brown
Director


   /s/   Dale E. Stahl                                     March 25, 1998
Dale E. Stahl
Director


   /s/   Audrey L. Weaver                                  March 25, 1998
Audrey L. Weaver
Director


   /s/   Paul C. Weaver                                    March 25, 1998
Paul C. Weaver
Director

                                INDEX TO EXHIBITS

Exhibit
Number

3.1       Restated Certificate of Incorporation of the Company (5), as amended (10)
3.2       Bylaws of the Company (10)
4         Article Four of the Company's Restated Certificate of Incorporation (5)
10.1      AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)*
10.2      Executive Medical Reimbursement Plan (1)*
10.3      Lease  Agreement  for office  space dated  September  29, 1986,  between the Company and American  National  Bank and
          Trust  Company of Chicago;  (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4      AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)*
10.5      Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)*
10.6      Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)*
10.7      Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow*
10.8      Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)*
10.9      Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)*
10.10     AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)*
10.11     AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)*
10.12     Credit Agreement by and among AMCOL International  Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern  Trust Company dated October 4, 1994,  (7); as amended,  First
          Amendment to Credit  Agreement  dated  September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated
          March 28, 1996, and Third Amendment to Credit Agreement dated September 12, 1996 (11)
10.13     Note Agreement dated October 1, 1994,  between AMCOL  International  Corporation and Principal Mutual Life Insurance
          Company,  (7); as amended,  First Amendment of Note Agreement dated September 30, 1996 (11)
10.14     Change in Control Agreement dated August 21, 1996 by and between Registrant and Frank B. Wright, Jr. (11)*
10.15     Change in Control Agreement dated February 17, 1998 by and between Registrant and Gary L. Castagna*
21        Subsidiaries of the Company
23        Consent of KPMG Peat Marwick LLP
27        Financial Data Schedule

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