Form 10-Q
period 1998-03-31
AMCOL INTERNATIONAL CORP
filed 1998-04-21
CIK 813621

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                       or
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at April 17, 1998
         (Common stock, $.01 par value)                     28,379,886

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX


Part I - Financial Information

Item 1            Financial Statements
                  Condensed Consolidated Balance Sheet -
                  March 31, 1998 and December 31, 1997                        1

                  Condensed Consolidated Statement of Operations -
                  three months ended March 31, 1998 and 1997                  2

                  Condensed Consolidated Statement of Cash Flows -
                  three months ended March 31, 1998 and 1997                  3

                  Notes to Condensed Consolidated Financial Statements        4


Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         5


Part II - Other Information

Item 6            Exhibits and Reports on Form 8-K                            8

                         Part I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                         March 31,              December 31,
                                                                            1998                    1997
                                                                    ---------------------    -------------------
Current assets:                                                                                      *
     Cash and cash equivalents                                             $   2,206                $   3,077
     Accounts receivable, net                                                 96,311                   89,611
     Inventories                                                              48,945                   49,389
     Prepaid expenses                                                          4,303                    5,109
     Current deferred tax asset                                                3,035                    3,084
         Total current assets                                                154,800                  150,270

Investment in and advances to joint ventures                                   2,910                    3,035

Property, plant, equipment and mineral reserves                              325,208                  318,475
     Less accumulated depreciation                                           150,505                  143,151
                                                                             174,703                  175,324

Intangible assets, net                                                        17,591                   18,101

Other long-term assets, net                                                    4,014                    4,279
                                                                           $ 354,018                $ 351,009

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                          $  15,821                $  15,024
     Accounts payable                                                         20,967                   24,902
     Accrued liabilities                                                      34,531                   27,315
         Total current liabilities                                            71,319                   67,241

Long-term debt                                                                92,747                   94,425

Deferred credits and other liabilities                                        13,583                   13,400

Stockholders' equity:
     Common stock                                                                320                      320
     Additional paid-in capital                                               75,961                   75,939
     Foreign currency translation adjustment                                  (1,202)                  (1,749)
     Retained earnings                                                       113,478                  111,588
     Treasury stock                                                          (12,188)                 (10,155)
                                                                             176,369                  175,943
                                                                           $ 354,018                $ 351,009

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

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                    ----------------------------------------------
                                                                           1998                      1997
                                                                    --------------------      --------------------
Net sales                                                                $    121,557            $    107,918
Cost of sales                                                                  98,022                  86,107
     Gross profit                                                              23,535                  21,811
General, selling and administrative expenses                                   15,690                  14,507
     Operating profit                                                           7,845                   7,304
Other income (expense):
     Interest expense, net                                                     (2,111)                 (2,162)
     Other income, net                                                           (331)                   (105)
                                                                               (2,442)                 (2,267)
     Income before income taxes                                                 5,403                   5,037
Income taxes                                                                    1,945                   1,864
     Net income                                                          $      3,458            $      3,173

Weighted average common shares                                             28,491,827              28,538,330
Weighted average common and common
     equivalent shares                                                     29,115,871              29,183,102

Earnings per share
     Basic                                                               $        .12            $        .11
     Diluted                                                             $        .12            $        .11

Dividends declared per share                                             $        .055           $        .047

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                    ----------------------------------------------
                                                                           1998                      1997
                                                                    --------------------      --------------------
Cash flow from operating activities:
     Net income                                                          $  3,458                    $3,173
     Adjustments to reconcile net income to net cash
       Provided by operating activities:
         Depreciation, depletion, and amortization                          8,209                     7,567
         Other                                                                605                       390
         (Increase)/decrease in current assets                             (5,818)                      538
         Increase/(decrease) in current liabilities                         3,281                     1,889

         Net cash provided by (used in) operations                          9,735                    13,557

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                  (5,540)                   (7,382)
     Other                                                                   (606)                      395

         Net cash used in investing activities                             (6,146)                   (6,987)

Cash flow from financing activities:
     Net change in outstanding debt                                          (881)                   (3,406)
     Dividends paid                                                        (1,568)                   (1,331)
     Treasury stock transactions                                           (2,033)                      172
     Other                                                                     22                       113

         Net cash provided by  financing activities                        (4,460)                   (4,452)

Net increase (decrease) in cash and cash equivalents                         (871)                    2,118

Cash and cash equivalents at beginning of period                            3,077                     3,054

Cash and cash equivalents at end of period                               $  2,206                    $5,172

Supplemental disclosure of cash flows information

Cash paid for:
     Interest                                                            $  1,183                    $  686

     Income taxes                                                        $    298                    $  548

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1: BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1997, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1997, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1997. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Form 10-K which accompanies the 1997 Corporate Report.

     The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

     Certain items in the 1997 consolidated financial statements have been reclassified to comply with the consolidated financial statements presentation for 1998.

Note 2: INVENTORIES

          Inventories at March 31, 1998 have been valued using the same methods as at December 31, 1997. The composition of inventories at March 31, 1998 and December 31, 1997, was as follows:

                                                                         March 31,               December 31,
                                                                           1998                      1997
                                                                    --------------------      --------------------
Crude stockpile and in-process inventories                               $   35,480                $   34,675
Other raw material, container and supplies inventories                       13,465                    14,714
                                                                         $   48,945                $   49,389

Note 3: EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding at the end of each period. The 1997 number of shares and earnings per share have been restated to reflect the three-for-two stock split in December 1997 and the adoption of SFAS No. 128.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures. As of March 31, 1998, derivatives outstanding were related to foreign currency hedging and an interest rate swap with a notional amount on $15 million of the outstanding revolving credit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 1998 vs. 1997

     Net sales increased by $13.6 million, or 12.6%, and gross profits and operating profits increased by $1.7 million, or 7.9%, and $.5 million, or 7.4%, respectively. Net interest expense decreased by $.1 million, or 2.4%, as March 31, 1998 debt (both long-term and short-term, net of cash) decreased by $13.3 million, or 11.1%, from the prior-year quarter. The decrease in interest expense from the previous year was not as great as the debt reduction because the weighted average interest rate for 1998 is higher than that of 1997. Earnings per share were $.12 for the 1998 quarter compared with $.11 for the 1997 quarter. A brief discussion by business segment follows:

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 54,656        100.0%      $ 45,161        100.0%      $  9,495           21.0%
Cost of  sales                      44,032         80.6%        35,568         78.8%
   Gross profit                     10,624         19.4%         9,593         21.2%         1,031           10.7%
General, selling and
  Administrative expenses            3,090          5.7%         3,015          6.7%            75            2.5%
   Operating profit                  7,534         13.7%         6,578         14.5%           956           14.5%

     Revenues increased by $9.5 million, or 21.0%, over the prior-year period. Approximately 43% of the 1998 sales revenue growth was acquisition related. The gross profit margin in the 1998 quarter includes lower margin business associated with the acquisition.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 44,388        100.0%      $ 39,258        100.0%       $ 5,130           13.1%
Cost of  sales                      37,069         83.5%        33,153         84.4%
   Gross profit                      7,319         16.5%         6,105         15.6%         1,214           19.9%
General, selling and
  Administrative expenses            4,333          9.8%         3,875          9.9%           458           11.8%
   Operating profit                  2,986          6.7%         2,230          5.7%           756           33.9%

     Sales increased by $5.1 million, or 13.1%, over the prior-year period. Approximately 70% of the revenue growth in the 1998 quarter was attributable to the European cat litter acquisition. The gross profit margin improved from the prior year, however there was little margin associated with the European cat litter acquisition as the material was still being manufactured on a toll processed basis. The margin is expected to improve with the integration of these products into the Company's processing operations during the second quarter. Without the cat litter acquisition in the first quarter of 1998, the gross profit would have been 17.9% compared to 15.6% in the prior year period.

     On April 20, the Company closed the sale of its Mounds, IL plant and mineral reserves, as well as the sale of its other fullers' earth mineral reserves in Paris, TN and Rock Springs, NV. The divestiture is expected to result in a loss of sales of approximately $15 million with little adverse impact on the gross profit. The Company will no longer sell agricultural carrier products, oil and grease absorbents or traditional cat litter, other than to the specialty pet and farm and fleet market.

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 15,695        100.0%      $ 16,565        100.0%      $   (870)          (5.3)%
Cost of  sales                      10,934         69.7%        11,327         68.4%
   Gross profit                      4,761         30.3%         5,238         31.6%          (477)          (9.1)%
General, selling and
  Administrative expenses            4,707         30.0%         4,309         26.0%           398            9.2%
   Operating profit                     54           .3%           929          5.6%          (875)         (94.2)%

     Sales decreased by $.9 million, or 5.3%, from the prior-year period. Favorable weather conditions for the installation of liner products and strong performance from the international sector during the 1997 quarter contrasted sharply with the situation in 1998. Sales to the Asian market were down approximately 75% from the prior year quarter as a result of the Asian financial crisis. Liner product sales suffered from extremely wet weather in the warm climates, where construction activity generally occurs during the first quarter. General, selling and administrative expenses increased by 9.2%, primarily related to the European unit.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental (continued)

     Generally, business in this segment accelerates during the second quarter and peaks in the third quarter. The current outlook is for improved sales and earnings in this area over those of the previous year. Weather conditions, however, are a significant factor in the timing of many of the projects involving the Company's products.

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 6,818        100.0%       $ 6,934        100.0%       $  (116)          (1.7)%
Cost of  sales                       5,987         87.8%         6,059         87.4%
   Gross profit                        831         12.2%           875         12.6%           (44)          (5.0)%
General, selling and
  Administrative expenses              485          7.1%           504          7.3%           (19)          (3.8)%
   Operating profit                    346          5.1%           371          5.3%           (25)          (6.7)%

     Net sales decreased by $.1 million, or 1.7%, as a result of lower shipments of environmental products in 1998 compared with 1997. During the 1997 quarter, this unit benefited from the temporary shift of rail shipments to truck shipments. Lower gross profit margin in the 1998 quarter was a result of lower brokerage business.

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
  Administrative expenses          $ 3,075                     $ 2,804                        $271            9.7%
   Operating loss                   (3,075)                     (2,804)                       (271)           9.7%

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

     At March 31, 1998, the Company had outstanding debt of $108.6 million (including both long-term and short-term debt) and cash of $2.2 million compared with $109.4 million in debt and $3.1 million in cash and cash equivalents at December 31, 1997. The long-term debt represented 34.5% of total capitalization at March 31, 1998, compared with 34.9% at December 31, 1997. The Company had a current ratio of 2.17-to-1 at March 31, 1998, with approximately $83.5 million in working capital compared with 2.23-to-1 and $83.0 million, respectively, at December 31, 1997.

     During the first quarter of 1998, the Company paid dividends of $1.6 million, and acquired property, plant and equipment totaling $5.5 million.

     The Company had approximately $50.4 million in unused, committed credit lines at March 31, 1998. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time.

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

     (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMCOL INTERNATIONAL CORPORATION



Date:  April 20, 1998         /s/ John Hughes
                              John Hughes
                              President and Chief Executive Officer



Date:  April 20, 1998         /s/ Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number

3.1  Restated Certificate of Incorporation of the Company (5), as amended (10)
3.2  Bylaws of the Company (10)
4    Article Four of the Company's Restated Certificate of Incorporation (5)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.2 Executive Medical Reimbursement Plan (1)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
     10.4 AMCOL  International  Corporation 1987 Non-Qualified Stock Option Plan
     (2); as amended (6)
10.5 Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)
10.6 Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)
10.7 Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow (14)
10.8 Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)
10.9 Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)
10.10AMCOL International  Corporation  Dividend  Reinvestment and Stock Purchase
     Plan (4); as amended (6)
10.11AMCOL  International  Corporation  1993 Stock Plan, as amended and restated
     (10)
10.12Credit  Agreement by and among AMCOL  International  Corporation and Harris
     Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, and Third Amendment to Credit Agreement dated September 12, 1996 (11)
10.13Note  Agreement  dated  October  1,  1994,   between  AMCOL   International
     Corporation and Principal Mutual Life Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996 (11)
10.14Change  in  Control   Agreement  dated  August  21,  1996  by  and  between
     Registrant and Frank B. Wright, Jr. (11)
10.15Change  in  Control  Agreement  dated  February  17,  1998  by and  between
     Registrant and Gary L. Castagna (14)
21   Subsidiaries of the Company
27   Financial Data Schedule


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

(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission for the year ended September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
(12) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(14) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.