Form 10-Q
period 1998-06-30
AMCOL INTERNATIONAL CORP
filed 1998-07-20
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 1998
                                       or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at July 17, 1998
  (Common stock, $.01 par value)                            27,911,455

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

Part I - Financial Information


Item 1            Financial Statements

                  Condensed Consolidated Balance Sheet -
                  June 30, 1998 and December 31, 1997                         1

                  Condensed Consolidated Statement of Operations -
                  six months and three months ended June 30, 1998 and 1997    2

                  Condensed Consolidated Statement of Cash Flows -
                  six months ended June 30, 1998 and 1997                     3

                  Notes to Condensed Consolidated Financial Statements        4


Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         6


Part II - Other Information


Item 4            Submission of Matters to a Vote of Security Holders        12

Item 6            Exhibits and Reports on Form 8-K                           12

                     Part I, Item I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                          June 30,              December 31,
                                                                            1998                    1997
                                                                    ---------------------    -------------------
Current assets:                                                                                      *
     Cash and cash equivalents                                          $   7,158                $   3,077
     Accounts receivable, net                                              97,453                   89,611
     Inventories                                                           52,180                   49,389
     Prepaid expenses                                                       4,972                    5,109
     Current deferred tax asset                                             3,070                    3,084
         Total current assets                                             164,833                  150,270

Investment in and advances to joint ventures                                4,537                    3,035

Property, plant, equipment and mineral reserves                           314,714                  318,475
     Less accumulated depreciation                                        148,450                  143,151
                                                                          166,264                  175,324

Intangible assets, net                                                     17,100                   18,101

Other long-term assets, net                                                 1,125                    4,279
                                                                        $ 353,859                $ 351,009

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of debt                       $  18,757                $  15,024
     Accounts payable                                                      24,201                   24,902
     Accrued liabilities                                                   32,951                   27,315
         Total current liabilities                                         75,909                   67,241

Long-term debt                                                             91,267                   94,425

Deferred credits and other liabilities                                     13,355                   13,400

Stockholders' equity:
     Common stock                                                             320                      320
     Additional paid-in capital                                            75,971                   75,939
     Foreign currency translation adjustment                               (1,503)                  (1,749)
     Retained earnings                                                    117,681                  111,588
     Treasury stock                                                       (19,141)                 (10,155)
                                                                          173,328                  175,943
                                                                        $ 353,859                $ 351,009

                  *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)

                                                Six Months Ended                      Three Months Ended
                                                    June 30,                               June 30,
                                        ----------------------------------    -----------------------------------
                                             1998               1997               1998                1997
                                        ---------------    ---------------    ---------------     ---------------

Net sales                                $    247,192      $    221,408        $    125,635        $    113,490
Cost of sales                                 196,572           175,894              98,550              89,787
     Gross profit                              50,620            45,514              27,085              23,703
General, selling and administrative
   expenses                                    31,784            28,744              16,094              14,237

     Operating profit                          18,836            16,770              10,991               9,466
Other income (expense):
     Interest expense, net                     (4,001)           (4,360)             (1,890)             (2,198)
     Other income, net                           (435)             (580)               (104)               (475)
                                               (4,436)           (4,940)             (1,994)             (2,673)

     Income before income taxes                14,400            11,830               8,997               6,793
Income taxes                                    5,184             4,375               3,239               2,511

     Net income                          $      9,216      $      7,455               5,758               4,282

Weighted average common shares             28,353,185        28,512,471          28,216,067          28,486,898
Weighted average common and
     common equivalent shares              28,940,594        29,148,293          28,766,742          29,111,892

Earnings per share
     Basic                               $        .33      $        .26        $        .20        $        .15
     Diluted                             $        .32      $        .26        $        .20        $        .15

Dividends declared per share             $        .11      $        .10        $        .055       $        .053

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                    ----------------------------------------------
                                                                           1998                      1997
                                                                    --------------------      --------------------
Cash flow from operating activities:
     Net income                                                          $  9,216                $  7,455
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                         16,220                  15,347
         Other                                                              1,171                    (406)
         (Increase)/decrease in current assets                            (11,656)                    707
         Increase/(decrease) in current liabilities                         4,935                     761

         Net cash provided by operations                                   19,886                  23,864

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                 (15,336)                (13,509)
     Sale of product line and mineral reserves                             13,176                       -
     Other                                                                 (2,143)                   (406)

         Net cash used in investing activities                             (4,303)                (13,915)

Cash flow from financing activities:
     Net change in outstanding debt                                           575                  (4,626)
     Dividends paid                                                        (3,123)                 (2,848)
     Treasury stock transactions                                           (8,954)                 (1,352)

         Net cash provided (used) by financing activities                 (11,502)                 (8,826)

Net increase (decrease) in cash and cash equivalents                        4,081                   1,123

Cash and cash equivalents at beginning of period                            3,077                   3,054

Cash and cash equivalents at end of period                               $  7,158                $  4,177

Supplemental Disclosure of Cash Flows Information

Actual cash paid for:
     Interest                                                            $  4,110                $  4,327

     Income taxes                                                        $  1,793                $  3,272

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

     The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2:  INVENTORIES

          Inventories at June 30, 1998 have been valued using the same methods as at December 31, 1997. The composition of inventories at June 30, 1998 and December 31, 1997, was as follows:

                                                                        June 30, 1998             December 31, 1997
                                                                    -----------------------    -------------------------

Crude stockpile and in-process inventories                                  $ 37,389                  $ 34,675

Other raw material, container and supplies inventories                        14,791                    14,714

                                                                            $ 52,180                  $ 49,389

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 4:    DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures. As of June 30, 1998, derivatives outstanding were related to foreign currency hedging and an interest rate swap with a notional amount on $15 million of the outstanding revolving credit.

Note 5:   COMPREHENSIVE INCOME

     During  1998,  the  Company  adopted  Statement  of  Financial   Accounting
Standards ('SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those relating from investments by owners and distributions to owners. Comprehensive income for the three- and six-month periods ended June 30, 1998 and 1997, consisted of the following:


                                                                Six Months Ended           Three Months Ended
                                                                    June 30,                    June 30,
                                                               1998          1997          1998          1997
Net income                                                   $  9,216      $  7,455      $  5,758      $  4,282
Other comprehensive income
  Foreign currency translation adjustment                         246        (1,949)         (301)          684
Comprehensive income                                         $  9,462      $  5,506      $  5,457      $  4,966

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

Six Months Ended June 30, 1998 vs. 1997

     Net sales increased by $25.8 million, or 11.6%, while gross profit increased by $5.1 million, or 11.2%, and operating profit increased by $2.1 million, or 12.3%. Higher utilization of polymer plant capacity and better results from the minerals segment accounted for most of the improvement in sales and profits. Net interest expense decreased by $.4 million, or 8.2%, as a result of lower average debt levels. Net income increased $1.8 million, or 23.6%, over the prior-year period. Earnings were $.32 per diluted share for the 1998 period, compared with $.26 per diluted share for the prior-year period on slightly fewer weighted average shares outstanding.

     A brief discussion by business segment follows:

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                       $ 106,703         100.0%      $ 90,202        100.0%      $ 16,501           18.3%
Cost of  sales                      85,448         80.1%        71,779         79.6%

   Gross profit                     21,255         19.9%        18,423         20.4%         2,832           15.4%
General, selling and
   administrative expenses           6,161          5.8%         5,620          6.2%           541            9.6%

   Operating profit                 15,094         14.1%        12,803         14.2%         2,291           17.9%

     Revenues  increased  by $16.5  million,  or  18.3%,  over the  prior  year.
Approximately 52% of the revenue growth was acquisition related. Gross profit margins decreased by 50 basis points from the prior year, primarily as a result of the lower margin associated with the acquired business.

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 83,883        100.0%      $ 77,821        100.0%      $  6,062            7.8%
Cost of  sales                      69,640         83.0%        65,316         83.9%

   Gross profit                     14,243         17.0%        12,505         16.1%         1,738           13.9%
General, selling and
   administrative expenses           8,502         10.1%         7,796         10.0%           706            9.1%

   Operating profit                  5,741          6.9%         4,709          6.1%         1,032           21.9%

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     Sales increased by $6.1 million, or 7.8%, from the prior-year period. Much of the sales growth came from an acquired cat litter business in the United Kingdom, which has yet to be profitable. Sales to the metalcasting industry continue to show improvement over the prior year as well. Gross profit margins improved by 90 basis points, despite the current U.K. cat litter production difficulties. A more profitable domestic product mix accounted for the improvement. General, selling and administrative expenses in the international markets have increased, offsetting cost reductions made domestically.

     On April 20, the Company sold its Mounds, IL, plant and mineral reserves, as well as its other fuller's earth reserves in Paris, TN, and Rock Springs, NV. The divestiture is expected to result in a loss of sales of approximately $15 million per year with little adverse impact on the gross profit. The Company will no longer sell fuller's earth minerals domestically as agricultural carriers, oil and grease absorbents or traditional cat litter, other than to the specialty pet and farm and fleet markets.

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 42,241        100.0%      $ 39,343        100.0%      $  2,898            7.4%
Cost of  sales                      28,845         68.3%        26,538         67.5%

   Gross profit                     13,396         31.7%        12,805         32.5%           591            4.6%
General, selling and
   administrative expenses          10,520         24.9%         8,874         22.6%         1,646           18.5%

   Operating profit                  2,876          6.8%         3,931          9.9%        (1,055)         (26.8%)

     Sales increased by $2.9 million, or 7.4%, with approximately 60% of the increase coming from acquisitions. Gross profit margins declined by 80 basis points, primarily as a result of lower margins on overseas sales due to the stronger U.S. and U.K. currencies. General, selling and administrative expenses increased by $1.6 million, or 18.5%, reflecting higher international marketing costs and expanded international infrastructure.

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 14,366        100.0%      $ 14,042        100.0%      $    324            2.3%
Cost of  sales                      12,640         88.0%        12,261         87.3%

   Gross profit                      1,726         12.0%         1,781         12.7%           (55)          (3.1%)
General, selling and
   administrative expenses           1,000          7.0%         1,015          7.2%           (15)          (1.5%)

   Operating profit                    726          5.0%           766          5.5%           (40)          (5.2%)

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     Revenues increased $.3 million, or 2.3%. The 1997 period benefited from a temporary shift from rail shipments to truck shipments. Gross profit margins declined by 70 basis points as a result of lower aggregate brokerage volume and margins.

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses        $  5,601                    $  5,439                    $    162            3.0%

   Operating loss                   (5,601)                     (5,439)                       (162)           3.0%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance, and corporate governance costs. The $.2 million increase in costs is primarily attributable to the development and launch of the Company's nanocomposite technology.

Three Months Ended June 30, 1998 vs. 1997

     Net sales increased by $12.1 million, or 10.7%, while gross profit increased by $3.4 million, or 14.3%, and operating profit increased by $1.5 million, or 16.1%. Net interest expense decreased by $.3 million, or 14.0%. Net income increased by $1.5 million, or 34.4%, over the prior-year quarter. Earnings were $.20 per diluted share for 1998 quarter compared with $.15 per diluted share for the prior-year quarter on 1.2% fewer weighted average shares outstanding. A brief discussion by business segment follows:

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 52,047        100.0%      $ 45,041        100.0%      $  7,006           15.6%
Cost of  sales                      41,416         79.6%        36,211         80.4%

   Gross profit                     10,631         20.4%         8,830         19.6%         1,801           20.4%
General, selling and
   administrative expenses           3,071          5.9%         2,605          5.8%           466           17.9%

   Operating profit                  7,560         14.5%         6,225         13.8%         1,335           21.4%

     Revenues increased by $7.0 million, or 15.6%, over the prior year. Approximately 65% of the revenue increase was acquisition related. Volume growth is anticipated to resume, though the pace of growth is likely to slow from that of the previous year. Gross profit margins improved by 80 basis points over the prior year, primarily as a result of lower raw material costs and improved capacity utilization.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 39,495        100.0%      $ 38,563        100.0%      $    932            2.4%
Cost of  sales                      32,571         82.5%        32,163         83.4%

   Gross profit                      6,924         17.5%         6,400         16.6%           524            8.2%
General, selling and
   administrative expenses           4,169         10.6%         3,921         10.2%           248            6.3%

   Operating profit                  2,755          6.9%         2,479          6.4%           276           11.1%

     Sales increased by $.9 million, or 2.4%, over the prior-year period, primarily as a result of the additional sales from the acquired U.K. cat litter business. Gross profit margins improved by 90 basis points, despite production losses from the U.K. cat litter business. General, selling and administrative expenses in 1998 increased by 6.3% as a result of higher spending in overseas markets, offsetting cost reductions in the United States.

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 26,546        100.0%      $ 22,778        100.0%      $  3,768           16.5%
Cost of  sales                      17,911         67.5%        15,211         66.8%

   Gross profit                      8,635         32.5%         7,567         33.2%         1,068           14.1%
General, selling and
   administrative expenses           5,813         21.9%         4,565         20.0%         1,248           27.3%

   Operating profit                  2,822         10.6%         3,002         13.2%          (180)          (6.0%)

     Sales increased by $3.8 million, or 16.5%. Approximately 46% of the sales increase came from acquisitions. Gross profit margins declined by 70 basis points primarily as a result of the strong U.S. dollar and British pound. General, selling and administrative expenses increased by $1.2 million, reflecting higher international marketing costs and increased infrastructure costs associated with building a stronger international presence.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                         $  7,548        100.0%      $  7,108        100.0%      $    440            6.2%
Cost of  sales                       6,653         88.1%         6,202         87.3%

   Gross profit                        895         11.9%           906         12.7%           (11)          (1.2%)
General, selling and
   administrative expenses             515          6.8%           511          7.2%             4            0.8%

   Operating profit                    380          5.1%           395          5.5%           (15)          (3.8%)

     Revenues increased 6.2%, primarily as a result of increased business unrelated to the Company's other business activities. Lower gross margins reflected increased competition in the brokerage business.

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses        $  2,526                    $  2,635                    $   (109)          (4.1)%

   Operating income (loss)          (2,526)                     (2,635)                        109            4.1%

     Lower costs associated with the development and launch of the nanocomposite business accounted for approximately half of the reduction in corporate expenses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

     At June 30, 1998, the Company had outstanding debt of $110.0 million (including both long- and short-term debt) and cash of $7.2 million compared with $109.4 million in debt and $3.1 million in cash at December 31, 1997. The long-term debt represented 34.5% of total capitalization at June 30, 1998, compared with 34.9% at December 31, 1997.

     The Company had a current ratio of 2.17-to-1 at June 30, 1998, with approximately $88.9 million in working capital compared with 2.23-to-1 and $83.0 million, respectively, at December 31, 1997.

     During 1998, the Company paid dividends of $3.1 million and acquired property, plant and equipment and intangible assets totaling $15.3 million. These expenditures, plus $9.0 million in net treasury share transactions, were funded from operations and from the $13.1 million sale proceeds of the fuller's earth business assets.

     The Company had $40.2 million in unused, committed credit lines at June 30, 1998. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time.

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

          (a) The Annual Stockholders Meeting of the Company was held on May 12, 1998.

          (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matters. Each nominee for director was elected by a vote of the Stockholders; and each matter was approved by a vote of the Stockholders as follows:

               1. Election of the below-named Nominees of the Board of Directors of AMCOL International Corporation:

                                                                 For                         Against
                                                     -------------------------      -----------------------
                    Arthur Brown                              23,663,291                     235,480
                    John Hughes                               23,650,041                     248,730
                    Jay D. Proops                             23,655,674                     243,097
                    Lawrence E. Washow                        23,636,537                     262,234
                    Paul C. Weaver                            23,660,727                     238,044

               2.   Amendment  of  the   Company's   Restated   Certificate   of
                    Incorporation to increase the number of shares of common stock of the Company.

                             For                        Against                     Abstain
                    -----------------------      -----------------------     -----------------------
                          22,633,794                    873,302                     394,675

               3.   Approval of the Company's 1998 Long-Term Incentive Plan.

                             For                        Against                     Abstain
                    -----------------------      -----------------------     -----------------------
                          16,821,207                   4,720,889                    458,529

               4. Ratification of Appointment of KPMG Peat Marwick LLP as independent accountants for the Company for its 1998 fiscal year.

                             For                        Against                     Abstain
                    -----------------------      -----------------------     -----------------------
                         23,655,553                     6,313                      236,905


Item 6:  Exhibits and Reports on Form 8-K

          (a)  See Index to Exhibits immediately following the signature page.

          (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998. SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMCOL INTERNATIONAL CORPORATION


Date:    July 20, 1998        /s/ John Hughes
                              John Hughes
                              President and Chief Executive Officer



Date:    July 20, 1998        /s/ Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number

3.1 Restated Certificate of Incorporation of the Company (5), as amended (10), as amended
3.2  Bylaws of the Company (10)
4 Article Four of the Company's Restated Certificate of Incorporation (5), as amended
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.2 Executive Medical Reimbursement Plan (1)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4 AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
10.5 Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)
10.6 Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)
10.7 Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow (14)
10.8 Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)
10.9 Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)
10.10AMCOL International  Corporation  Dividend  Reinvestment and Stock Purchase
     Plan (4); as amended (6)
10.11AMCOL  International  Corporation  1993 Stock Plan, as amended and restated
     (10)
10.12Credit  Agreement by and among AMCOL  International  Corporation and Harris
     Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, and Third Amendment to Credit Agreement dated September 12, 1996 (11)
10.13Note  Agreement  dated  October  1,  1994,   between  AMCOL   International
     Corporation and Principal Mutual Life Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996 (11)
10.14Change  in  Control   Agreement  dated  August  21,  1996  by  and  between
     Registrant and Frank B. Wright, Jr. (11)
10.15Change  in  Control  Agreement  dated  February  17,  1998  by and  between
     Registrant and Gary L. Castagna (14)
10.16 AMCOL International Corporation 1998 Long-Term Incentive Plan (15)
21   Subsidiaries of the Company
27   Financial Data Schedule


(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
(12) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(14) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998

                                   Exhibit 4
                            CERTIFICATE OF AMENDMENT
                                       OF
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                         AMCOL INTERNATIONAL CORPORATION

     AMCOL International Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY CERTIFY:

     FIRST: That the Board of Directors of the Corporation adopted resolutions proposing and declaring advisable the following amendment to the Restated
Certificate  of  Incorporation  of the  Corporation:  RESOLVED,  that the  first paragraph of Article FOURTH of the Company's Restated Certificate of Incorporation be amended to read as set forth below:

     FOURTH. The total number of shares of stock which the corporation shall have authority to issue is One Hundred Million (100,000,000), and the par value of each share is $0.01, amounting in the aggregate to One Million Dollars ($1,000,000).

     SECOND: That on May 12, 1998, pursuant to resolution of the Board of Directors, the annual meeting of stockholders of the Corporation was duly called and held, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

     THIRD: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said AMCOL International Corporation has caused this certificate to be signed by Clarence O. Redman, its Secretary, this 12th day of May, 1998 .

                                        AMCOL INTERNATIONAL CORPORATION
                                        By: /s/ Clarence O. Redman
                                                      Secretary