Form 10-Q
period 1998-09-30
AMCOL INTERNATIONAL CORP
filed 1998-10-21
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
(x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998
                                       or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at October 20, 1998
         (Common stock, $.01 par value)                    27,084,284

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

Part I - Financial Information


Item 1            Financial Statements

                 Condensed Consolidated Balance Sheet -
                 September 30, 1998 and December 31, 1997                     1

                 Condensed Consolidated Statement of Operations -
                 nine months and three months ended September 30, 1998
                 and 1997                                                     2

                 Condensed Consolidated Statement of Cash Flows -
                 nine months ended September 30, 1998 and 1997                3

                 Notes to Condensed Consolidated Financial Statements         4


Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          6


Part II - Other Information


Item 6            Exhibits and Reports on Form 8-K                           13

                     Part I, Item I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                       September 30,            December 31,
                                                                            1998                    1997
                                                                    ---------------------    -------------------
Current assets:                                                                                      *
     Cash and cash equivalents                                          $   5,977                $   3,077
     Accounts receivable, net                                             102,757                   89,611
     Inventories                                                           54,068                   49,389
     Prepaid expenses                                                       5,459                    5,109
     Current deferred tax asset                                             3,068                    3,084
         Total current assets                                             171,329                  150,270

Investment in and advances to joint ventures                                4,557                    3,035

Property, plant, equipment and mineral reserves                           319,064                  318,475
     Less accumulated depreciation                                        149,354                  143,151
                                                                          169,710                  175,324

Intangible assets, net                                                     16,573                   18,101

Other long-term assets, net                                                 1,549                    4,279
                                                                        $ 363,718                $ 351,009

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of debt                       $  19,441                $  15,024
     Accounts payable                                                      25,991                   24,902
     Accrued liabilities                                                   34,510                   27,315
         Total current liabilities                                         79,942                   67,241

Long-term debt                                                             91,658                   94,425

Deferred credits and other liabilities                                     13,656                   13,400

Stockholders' equity:
     Common stock                                                             320                      320
     Additional paid-in capital                                            75,872                   75,939
     Foreign currency translation adjustment                                 (895)                  (1,749)
     Retained earnings                                                    122,680                  111,588
     Treasury stock                                                       (19,515)                 (10,155)
                                                                          178,462                  175,943
                                                                        $ 363,718                $ 351,009

                  *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)


                                                Nine Months Ended                    Three Months Ended
                                                  September 30,                         September 30,
                                        ----------------------------------    ----------------------------------
                                             1998               1997               1998                1997
                                        ---------------    ---------------    ---------------     ---------------

Net sales                                $    384,596      $    347,538        $    137,404        $    126,130
Cost of sales                                 303,874           273,683             107,302              97,789
     Gross profit                              80,722            73,855              30,102              28,341
General, selling and administrative
   expenses                                    49,973            43,830              18,189              15,086

     Operating profit                          30,749            30,025              11,913              13,255
Other income (expense):
     Interest expense, net                     (5,796)           (6,580)             (1,795)             (2,220)
     Other income, net                           (126)             (548)                309                  32
                                               (5,922)           (7,128)             (1,486)             (2,188)

     Income before income taxes                24,827            22,897              10,427              11,067
Income taxes                                    8,938             8,472               3,754               4,097

     Net income                          $     15,889      $     14,425        $      6,673        $      6,970

Weighted average common shares             28,201,685        28,483,408          27,903,626          28,426,228
Weighted average common and
     common equivalent shares              28,737,153        29,100,846          28,345,811          29,007,030

Earnings per share
     Basic                               $        .56      $        .51        $        .24        $        .25
     Diluted                             $        .55      $        .50        $        .24        $        .24

Dividends declared per share             $        .17      $        .153       $        .06        $        .053

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                    ----------------------------------------------
                                                                           1998                      1997
                                                                    --------------------      --------------------
Cash flow from operating activities:
     Net income                                                          $ 15,889                $ 14,425
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                         24,567                  23,234
         Other                                                              1,814                     (82)
         Increase in current assets                                       (19,653)                   (780)
         Increase in current liabilities                                    8,284                   7,248

         Net cash provided by operations                                   30,901                  44,045

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                 (26,269)                (21,810)
     Sale of product line and mineral reserves                             13,176                       -
     Other                                                                 (2,334)                 (1,548)

         Net cash used in investing activities                            (15,427)                (23,358)

Cash flow from financing activities:
     Net change in outstanding debt                                         1,650                 (10,404)
     Dividends paid                                                        (4,797)                 (4,362)
     Treasury stock transactions                                           (9,427)                 (2,310)

         Net cash used in financing activities                            (12,574)                (17,076)

Net increase in cash and cash equivalents                                   2,900                   3,611

Cash and cash equivalents at beginning of period                            3,077                   3,054

Cash and cash equivalents at end of period                               $  5,977                $  6,665

Supplemental Disclosure of Cash Flows Information

Actual cash paid for:
     Interest                                                            $  5,306                $  5,450

     Income taxes                                                        $  5,478                $  5,641

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

     The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2:  INVENTORIES

     Inventories at September 30, 1998, have been valued using the same methods as at December 31, 1997. The composition of inventories at September 30, 1998, and December 31, 1997, was as follows:

                                                                      September 30, 1998          December 31, 1997
                                                                    -----------------------     -----------------------

Crude stockpile and in-process inventories                                  $  39,050                 $  34,675
Other raw material, container and supplies inventories                         15,018                    14,714
                                                                            $  54,068                 $  49,389

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)
                                  (continued)

Note 4:  DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with the company's committed exposures. As of September 30, 1998, the only derivatives outstanding were related to foreign currency hedging and an interest rate swap with a notional amount on $15 million of the outstanding revolving credit.

Note 5:  COMPREHENSIVE INCOME

     During  1998,  the  Company  adopted  Statement  of  Financial   Accounting
Standards ('SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those relating from investments by owners and distributions to owners. Comprehensive income for the three- and nine-month periods ended September 30, 1998 and 1997, consisted of the following:

                                                               Nine Months Ended           Three Months Ended
                                                                 September 30,               September 30,
                                                               1998          1997          1998          1997
Net income                                                   $ 15,889      $14,425       $  6,673      $6,970
Other comprehensive income
  Foreign currency translation adjustment                         854        (4,757)          608        (2,808)
Comprehensive income                                         $ 16,743      $  9,668      $  7,281      $  4,162

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

Nine Months Ended September 30, 1998 vs. 1997

     Net sales increased by $37.1 million, or 10.7%. Gross profit increased by $6.9 million, or 9.3%. Operating profit increased by $.7 million, or 2.4%. Net interest expense decreased by $.8 million, or 11.9%. The effective tax rate for 1998 was 36% compared with 37% in the prior year. Earnings were $.55 per diluted share for the 1998 period, compared with $.50 per diluted share for the prior-year period on 1.2% fewer weighted average shares outstanding.

A brief discussion by business segment follows:

                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 160,625      100.0%       $ 141,668      100.0%       $ 18,957           13.4%
Cost of  sales                      127,763       79.5%         111,997       79.1%

   Gross profit                      32,862       20.5%          29,671       20.9%          3,191           10.8%
General, selling and
   administrative expenses            9,374        5.8%           8,952        6.3%            422            4.7%

   Operating profit                  23,488       14.7%          20,719       14.6%          2,769           13.4%

     Revenues  increased  by $19.0  million,  or  13.4%,  over the  prior  year.
Approximately 65% of the revenue growth was acquisition related. Gross profit margins decreased by 40 basis points, primarily as a result of the lower margins associated with the acquired sales.

                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 122,959      100.0%       $ 117,647      100.0%       $  5,312            4.5%
Cost of  sales                      101,906       82.9%          97,930       83.2%

   Gross profit                      21,053       17.1%          19,717       16.8%          1,336            6.8%
General, selling and
   administrative expenses           13,545       11.0%          11,721       10.0%          1,824           15.6%

   Operating profit                   7,508        6.1%           7,996        6.8%           (488)          (6.1%)

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     Sales increased by $5.3 million, or 4.5%, from the prior-year period. Increased sales from overseas operations accounted for all of the growth over the prior year period, offsetting decreased domestic sales resulting from the sale of the fullers' earth business in April, 1998. Much of the overseas sales growth came from an acquired cat litter business in the United Kingdom, which has yet to be profitable. Overall gross profit margins improved by 30 basis points. Domestic margin improvement was offset by significant margin erosion associated with the current U.K. cat litter production difficulties. General, selling and administrative expenses in the international markets, including the U.K., have increased, offsetting cost reductions made domestically.

     On April 20, 1998, the Company sold its Mounds, IL, plant and mineral reserves, as well as its other fullers' earth reserves in Paris, TN, and Rock Springs, NV. The expected loss of sales of approximately $15 million per year has had no adverse impact on the operating profit of the domestic cat litter business. The Company will no longer sell fullers' earth minerals domestically as agricultural carriers, oil and grease absorbents or traditional cat litter, other than to the specialty pet and farm and fleet markets.

                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 77,420       100.0%       $ 66,524       100.0%         $10,896          16.4%
Cost of  sales                      53,369        68.9%         44,782        67.3%

   Gross profit                     24,051        31.1%         21,742        32.7%          2,309           10.6%
General, selling and
   administrative expenses          16,850        21.8%         13,492        20.3%          3,358           24.9%

   Operating profit                  7,201         9.3%          8,250        12.4%         (1,049)         (12.7%)

     Sales increased by $10.9 million, or 16.4%, over the prior year, with approximately 50% of the increase coming from overseas acquisitions. Gross profit margins declined by 160 basis points, primarily as a result of less favorable domestic product mix. General, selling and administrative expenses increased by $3.4 million, or 24.9%, reflecting the higher international marketing and expanded international infrastructure.

     Cost reduction steps have been made to bring selling, general and administrative expenses in line with the lower rate of sales growth and lower gross profit margins. The impact of these measures will be realized in future quarters.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 23,592       100.0%       $ 21,699       100.0%       $  1,893            8.7%
Cost of  sales                      20,836        88.3%         18,974        87.4%

   Gross profit                      2,756        11.7%          2,725        12.6%             31            1.1%
General, selling and
   administrative expenses           1,522         6.5%          1,515         7.0%              7             .5%

   Operating profit                  1,234         5.2%          1,210         5.6%             24            2.0%

     Revenues increased $1.9 million, or 8.7%. Gross profit margins declined by 110 basis points as a result of lower aggregate brokerage volumes and margins.

                                                          Nine Months Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses        $  8,682                    $  8,150                    $    532            6.5%

   Operating loss                   (8,682)                     (8,150)                       (532)           6.5%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance costs. The start-up of the nanocomposite business is also included in the corporate costs.

Three Months Ended September 30, 1998 vs. 1997

     Net sales increased by $11.3 million, or 8.9%, while gross profit increased by $1.8 million, or 6.2%. However, operating profit was $1.3 million, or 10.1%, lower than the previous year period. The lower operating profit was entirely attributable to change in the results of the U.K. minerals operation. Net interest expense was $.4 million, or 19.1% lower than the prior year quarter. The effective income tax rate in 1998 was 36% compared with 37% in the prior year period. Diluted earnings were $.24 per share for the 1998 quarter compared with $.24 per diluted share for the prior-year quarter on 2.3% fewer weighted average shares outstanding.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

A brief discussion by business segment follows:

                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 53,922        100.0%      $ 51,466        100.0%      $  2,456            4.8%
Cost of  sales                      42,315         78.5%        40,218         78.1%

   Gross profit                     11,607         21.5%        11,248         21.9%           359            3.2%
General, selling and
   administrative expenses           3,213          6.0%         3,332          6.5%          (119)          (3.6%)

   Operating profit                  8,394         15.5%         7,916         15.4%           478            6.0%

     Revenues increased by $2.5 million, or 4.8%, over the prior-year quarter, as a result of incremental sales from the U.K. acquisition. Gross profit margins decreased by 40 basis points, primarily as a result of the lower margins associated with the acquired sales. Operating margins improved from 15.4% to 15.5% as a result of cost control.

                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 39,077       100.0%       $ 39,826       100.0%       $   (749)          (1.9%)
Cost of  sales                      32,267        82.6%         32,614        81.9%

   Gross profit                      6,810        17.4%          7,212        18.1%           (402)          (5.6%)
General, selling and
   administrative expenses           5,043        12.9%          3,925         9.9%          1,118           28.5%

   Operating profit                  1,767         4.5%          3,287         8.2%         (1,520)         (46.2)%

     Sales decreased by $.7 million, or 1.9%, over the prior-year period. Overseas sales growth did not offset the decreased domestic sales resulting from the fullers' earth divestiture. Gross profit margins decreased by 70 basis points. Lower profitability from the United Kingdom minerals operation accounted for the margin decline, as well as the $.4 million shortfall in gross profit from the prior year quarter. The $1.1 million increase in general, selling and administrative expenses resulted from increased overseas activities, both in Europe and Asia.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 35,179        100.0%      $ 27,181        100.0%      $  7,998           29.4%
Cost of  sales                      24,524         69.7%        18,244         67.1%

   Gross profit                     10,655         30.3%         8,937         32.9%         1,718           19.2%
General, selling and
   administrative expenses           6,330         18.0%         4,618         17.0%         1,712           37.1%

   Operating profit                  4,325         12.3%         4,319         15.9%             6             .1%

     Sales increased by $8.0 million, or 29.4%, over the prior-year quarter, with approximately 47% of the increase coming from acquisitions. Gross profit margins decreased by 260 basis points, as a result of a less favorable domestic product mix. General, selling and administrative expenses increased by $1.7 million, or 37.1%, reflecting the higher costs and increased infrastructure associated with the overseas expansion.

                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                         $  9,226        100.0%      $  7,657        100.0%      $  1,569           20.5%
Cost of  sales                       8,196         88.8%         6,713         87.7%

   Gross profit                      1,030         11.2%           944         12.3%            86            9.1%
General, selling and
   administrative expenses             522          5.7%           500          6.5%            22            4.4%

   Operating profit                    508          5.5%           444          5.8%            64           14.4%

     Revenues increased 20.5% and operating profits improved by 14.4%. Gross profit margins declined as a result of increased competition in the brokerage market.

                                                            Quarter Ended September 30,
                                -------------------------------------------------------------------------------------
                                          1998                        1997                      1998 vs. 1997
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses        $  3,081                    $  2,711                    $    370           13.6%

   Operating loss                   (3,081)                     (2,711)                       (370)          13.6%

     The listing fee for the New York Stock Exchange accounted for 45% of the increase in corporate expenses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

     At September 30, 1998, the Company had outstanding debt of $111.1 million (including both long- and short-term debt) and cash of $6.0 million compared with $109.4 million in debt and $3.1 million in cash at December 31, 1997. The long-term debt to total capitalization at September 30, 1998, was 33.9% compared with 34.9% at December 31, 1997.

     The Company had a current ratio of 2.14-to-1 at September 30, 1998, with approximately $91.4 million in working capital, compared with 2.23-to-1 and $83.0 million, respectively, at December 31, 1997.

     Through September 30, 1998, the Company paid dividends of $4.8 million and acquired property, plant and equipment totaling $26.3 million. These expenditures, plus $9.4 million in net treasury share transactions, were funded from operations and from the $13.1 million sale proceeds of the fullers' earth business.

     The Company had $40.1 million in unused, committed credit lines at September 30, 1998. The Company is in the process of extending and expanding its committed credit lines. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time.

Year 2000 Issues

     In 1997, the Company commenced, for all of its systems, a Year 2000 date conversion project to address all necessary code changes, testing and implementation. The evaluation stage is complete. The implementation phase is in progress, with expected completion in mid-1999. Many of the Company's systems rely on purchased software for which the Company pays a maintenance fee. The maintenance fee covers the cost of system upgrades, including the update for Year 2000 issues. Other conversion costs are handled in the ordinary course of business, and are not expected to be material. Regardless of the Company's efforts, there can be no assurances that the systems of other companies on which the Company's operations rely will also be converted in a timely manner, or that any such failure by another company would have an adverse impact on the Company's systems. The Company does have a comprehensive disaster recovery plan. Disaster recovery for financial and other strategic system is provided at alternate locations serviced by third parties, or at Company-maintained facilities.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMCOL INTERNATIONAL CORPORATION


Date:    October 21, 1998      /s/ John Hughes
                               John Hughes
                               Chairman and Chief Executive Officer



Date:    October 21, 1998      /s/ Paul G. Shelton
                               Paul G. Shelton
                               Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number

3.1 Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
3.2  Bylaws of the Company (10)
4 Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.2 Executive Medical Reimbursement Plan (1)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4 AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
10.5 Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)
10.6 Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)
10.7 Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow (14)
10.8 Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)
10.9 Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)
10.10AMCOL International  Corporation  Dividend  Reinvestment and Stock Purchase
     Plan (4); as amended (6)
10.11AMCOL  International  Corporation  1993 Stock Plan, as amended and restated
     (10)
10.12Credit  Agreement by and among AMCOL  International  Corporation and Harris
     Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, and Third Amendment to Credit Agreement dated September 12, 1996 (11)
10.13Note  Agreement  dated  October  1,  1994,   between  AMCOL   International
     Corporation and Principal Mutual Life Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996 (11)
10.14Change  in  Control   Agreement  dated  August  21,  1996  by  and  between
     Registrant and Frank B. Wright, Jr. (11)
10.15Change  in  Control  Agreement  dated  February  17,  1998  by and  between
     Registrant and Gary L. Castagna (14)
10.16 AMCOL International Corporation 1998 Long-Term Incentive Plan (15)
27   Financial Data Schedule


(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
(12) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(14) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.