Form 10-K
period 1998-12-31
AMCOL INTERNATIONAL CORP
filed 1999-03-23
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      _____________________________________
                                    FORM 10-K
                                   (Mark one)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |X|

     The aggregate market value of the $.01 par value Common Stock held by non-affiliates of the registrant on March 19, 1999, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $236,864,467.

     Registrant had 26,751,877 shares of $.01 par value Common Stock outstanding as of March 19, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be dated on or about March 29, 1999, are incorporated by reference into Part III hereof.

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

     The Company operates in three major industry segments: absorbent polymers, minerals and environmental. The Company also operates a transportation business. The absorbent polymers segment produces and distributes superabsorbent polymers primarily for use in consumer markets. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to both the Company's plants and outside customers.

     The following table sets forth the percentage contributions to net sales of the Company attributable to its absorbent polymers, minerals, environmental and transportation segments for the last three calendar years.

                                                                                      Percentage of Sales
                                                                                 1998         1997        1996
Absorbent polymers.........................................................      42.4%        41.1%       38.0%
Minerals...................................................................      31.5%        34.1%       35.9%
Environmental..............................................................      20.0%        18.5%       20.1%
Transportation.............................................................       6.1%         6.3%        6.0%
                                                                                100.0%       100.0%      100.0%

     Net revenues, operating profit, assets, depreciation, depletion and amortization and capital expenditures attributable to each of the Company's business segments are set forth in Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated herein by reference.

                               ABSORBENT POLYMERS

     In the early 1970s, the Company utilized a technique called modified bulk polymerization ("MBP") to manufacture water-soluble polymers for the oil well drilling industry. This technique was modified to produce superabsorbent polymers ("SAP"), a category of polymers known for its extremely high water absorbency. Chemdal Corporation was formed in 1986 to manufacture and market absorbent polymers, with primary emphasis on SAP. To date, the Company's sales of SAP have been almost exclusively for use as an absorbent in personal care products, primarily disposable baby diapers. The Company produces SAP at its U.S. and U.K. facilities, having a combined annual capacity of 160,000 metric tons.

     Global demand for SAP has grown significantly in recent years as the amount of SAP used in new diaper designs has increased. SAP is more absorbent than the fluff pulp, and has been partially replacing fluff pulp in disposable diapers. The use of SAP in diapers allows for a thinner diaper that occupies less shelf space in stores and less landfill space. SAP also helps to hold moisture inside the diaper, thereby causing less irritation to the wearer's skin and reducing leakage. Based upon the Company's expectations regarding consumer and retail preferences, the Company believes that SAP will continue to be used in new diaper designs. While no assurance can be given that markets in developing countries will follow the trends of developed countries, the Company also believes that disposable diapers containing increasing amounts of SAP will gain more acceptance as per capita incomes in those countries rise.

Principal Products and Markets

     The Company's SAP is primarily marketed under the trade names ARIDALL and ASAP. The Company's customers primarily include private label, national and multinational brand diaper manufacturers.

Sales and Distribution

     The Company sells SAP to the personal care market in the United States on a direct basis. In other countries, the Company markets its products both directly and through agents and distributors. The Company expects to rely increasingly on a direct sales approach in the personal care market. The Company's direct sales efforts employ a team approach that includes both technical and marketing representatives. In 1998, the top two customers accounted for approximately 48% of the Company's polymer sales, and the top five customers accounted for approximately 66% of such sales.

Research and Development

     The Company divides its research efforts into SAPs for the disposable hygienics markets and polymers for other markets (non-hygienics).

     Research and development for SAP focuses on applications and technology development that differentiate the Company's products and enhance its market position. Activity includes extension of its current technology with enhanced attributes that allow products to command higher prices, and also the creation of new platform technologies with the objective of being the leading edge company in disposable hygienic markets.

     Research and development works with all functional areas in the Company, from idea generation to product introduction. A substantive part of the overall research and development expenditures is dedicated to new business and technology development activities for markets distinct from disposable hygienic. There is technology crossover for SAP into new areas such as ion-exchange polymers for several market areas, but there is also a strong commitment to new-platform technology development, an example being adsorbent polymers for cosmetics and industrial markets.

     The Company benefits from the recruitment and retention of high-caliber research staff. It places importance on leveraging its research investment with collaborative bodies, such as academia and other corporations, and internally with the technical functions and resources of AMCOL's other business segments.

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

Raw Materials

     The process used by the Company to produce SAP primarily uses acrylic acid and, to a lesser extent, potassium and sodium alkalis and catalysts.

     The Company knows of four acrylic acid suppliers in the United States, three in Europe and four in the Far East. The Company is aware that at least five of these suppliers manufacture SAP and, therefore, compete with the Company in this market. Global merchant supply of acrylic acid is adequate to meet the Company's production requirements. As long as acrylic acid supply exceeds demand, the Company does not consider itself to be at a significant competitive disadvantage against the vertically integrated producers of SAP.

     Potassium and sodium alkalis are available on a commercial basis worldwide with no meaningful limitations on availability. Catalysts are available from a small number of high-technology chemical manufacturers; however, the Company does not anticipate any difficulties in obtaining catalysts.

Competition

     The Company believes that there are at least four major polymer manufacturers and at least three importers that compete with its U.S. operation, several of which have substantially greater financial resources than the Company. Two of these competitors are vertically integrated producers of acrylic acid, the primary cost component of SAP. The Company's U.K. operation competes with numerous producers. Only two producers have substantially more production capacity and several producers have greater financial resources than the Company. Further, at least three of these competitors are vertically integrated producers of acrylic acid. The competition in both the Company's domestic and international markets is primarily a matter of product quality and price, and it historically has been vigorous. The Company believes that its polymer manufacturing process has enabled it to add polymer production capacity at a lower capital investment cost than that required by other processes currently in widespread commercial use.

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

                                    MINERALS

     The Company's minerals business is principally conducted through its wholly owned subsidiaries, American Colloid Company in the United States and Canada, Volclay Ltd. in the United Kingdom, Volclay Siam Ltd. in Thailand, Volclay Korea Ltd. in South Korea, Volclay Pty. Limited in Australia, and through its joint venture companies, Redhill Volclay Company Ltd. in China, Volclay de Mexico in Mexico, Ashapura Volclay Ltd. in India, Egypt Mining & Drilling Chemicals Co. in Egypt, and Nissho Iwai Bentonite Company in Japan.

     Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 50 feet under overburden of up to 60 feet. There are two basic types of bentonite, each having different chemical and physical properties. These are commonly known as sodium bentonite and calcium bentonite. Sodium bentonite is generally referred to as western bentonite because it predominately occurs in the Western United States. Sodium bentonites of lesser purity occur outside the U.S. Calcium bentonite is generally referred to as southern bentonite in the U.S. and as Fuller's Earth outside the U.S. Calcium bentonites mined outside the U.S. are commonly activated with sodium carbonate to produce properties similar to natural sodium bentonite. A third type of clay mineral, a less pure variety of calcium montmorillonite called Fuller's Earth in the U.S., is used as "traditional" cat litter. In April 1998, the Company sold its reserves of Fuller's Earth and associated business to Oil-Dri Corporation of America (Oil-Dri). As part of the sale agreement, Oil-Dri supplies the Company's brands of "traditional" cat litter for sale to the pet trade sector of the domestic cat litter market.

     The Company's principal bentonite products are marketed under various internationally registered trade names, including VOLCLAY, PANTHER CREEK, PREMIUM GEL and ADDITROL. The Company's cat litter is sold under various trade names and private labels. Trade names include NATURAL SELECT, CAREFREE KITTY, PREMIUM CHOICE, CAT TAILS, CATS PAW and PAMPER CAT.

Principal Products and Markets

Durable Goods

     Metalcasting. In the formation of sand molds for metal castings, sand is bonded with bentonite and various other additives to yield desired casting form and surface finish. The Company produces blended mineral binders containing sodium and calcium bentonite, sold under the trade name ADDITROL. In addition, several high-performance specialty products are sold to foundries and companies that service foundries.

     Iron Ore Pelletizing. The Company supplies sodium bentonite for use as a pelletizing aid in the production of taconite pellets in North America.

     Well Drilling. Sodium bentonite and leonardite, a form of oxidized lignite mined and processed by the Company in North Dakota, are components of drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties, which facilitate the transport of rock cuttings to the surface during the drilling process. Drilling fluids lubricate the drilling bit and coat the underground formations to prevent hole collapse and drill bit seizing. The Company's primary trademark for this application is PREMIUM GEL.

     Other Industrial. The Company produces bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt.

Consumable Goods

     Cat Litter. The Company produces and markets a sodium bentonite-based, scoopable (clumping) cat litter. Through its supply agreement with Oil-Dri, the Company markets a Fuller's Earth or "traditional" cat litter to complement its line of scoopable cat litter products to the pet trade sector of the market. The Company's scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Scoopable litter has grown to 51% of the U.S. grocery market for cat litter in 1998 from 0.4% in 1989, and to 56% of the mass merchandise market for cat litter from no representation in 1989. The scoopable cat litter products are sold primarily to private label grocery and mass merchandisers, though the Company also sells its own brands to the grocery, pet store and mass markets. The Company's products are marketed under various trade names.

     Fine Chemicals. Purified grades of sodium bentonite are marketed to the pharmaceutical and cosmetics industries. Small amounts of purified bentonite act as a binding agent for pharmaceutical tablets, and bentonite's swelling property aids in tablet disintegration. Bentonite also acts as a thickening and suspension agent in lotions. Other specialized uses include flow control additives and beverage clarification.

     Agricultural.   Sodium  bentonite  and  calcium   bentonites  are  sold  as
pelletizing aids in livestock feed and as anticaking agents for livestock feed in storage or during transit.

Sales and Distribution

     In 1998, the top four customers were located in North America and accounted for approximately 23% of the Company's mineral sales worldwide.

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

     Sales to the oil and gas well drilling industry are primarily made directly to oil and gas well drilling fluid service companies, both under the Company's trade name and under private label. Because bentonite is a major component of drilling fluids, two service companies have captive bentonite operations. The Company's potential market, therefore, generally is limited to those service organizations that are not vertically integrated, or do not have long-term supply arrangements with other bentonite producers.

     Sales to the cat litter market are made on a direct basis and through industry brokers. All sales to the iron ore pelletizing industry are made directly to the end user. Sales to the Company's remaining markets are made primarily through independent distributors and representatives.

Competition

     Bentonite. The Company is one of the largest producers of bentonite products globally. There are at least four other major North American producers of sodium bentonite and at least one other major domestic producer of calcium bentonite. Two of the North American producers are companies primarily in other lines of business with substantially greater financial resources than the Company. There is also substantial global competition. The Company's bentonite operations outside North America compete with at least 12 other bentonite producers. Competition, in both the Company's domestic and international markets, is essentially a matter of product quality, price, logistics, service and technical support. With greater attention to market growth opportunities in emerging economic regions, competition among the significant bentonite producers has become quite vigorous.

Seasonality

     Although business activities in certain of the industries in which the Company's mineral products are sold, e.g. oil and gas well drilling and construction, are subject to factors such as weather, the Company does not consider its mineral business, as a whole, to be seasonal.

                                  ENVIRONMENTAL

Principal Products and Markets

     Through its wholly owned subsidiaries, Colloid Environmental Technologies Company (CETCO) in the United States and Canada, CETCO Korea Ltd., CETCO AS in Norway, CETCO Asia Sdn. Bhd. in Malaysia, CETCO Australia Pty. Ltd., CETCO Environmental Technologies Pte Ltd and CETCO (Europe) Ltd. in the United
Kingdom, the Company sells sodium bentonite, products containing sodium bentonite, and other products, services, and equipment for use in environmental and construction applications.

     CETCO sells bentonite and its geosynthetic clay liner products under the BENTOMAT and CLAYMAX trade names for lining and capping landfills and for containment in tank farms, leach pads, waste stabilization lagoons, slurry walls and wetlands reclamation applications.

     The Company's VOLCLAY Waterproofing System is sold to the non-residential construction industry. This line includes VOLTEX, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite. VOLTEX is installed to prevent leakage through underground foundation walls and slabs. The following products round out the principal components of the product line:
VOLCLAY PANELS, also used for below-grade waterproofing of walls and slabs; WATERSTOP-RX, a joint sealant product; and VOLCLAY SWELLTITE, a waterproofing membrane for concrete split slabs and plaza areas.

     CETCO manufactures elastomeric reinforced urethane coatings sold under the ADURON trade name for use in commercial roofing applications. The Company believes that these products offer significant cost savings, especially in retrofit/re-roofing applications, while being among the more environmentally friendly roofing products available to the industry.

     Bentonite-based flocculants and customized equipment are used to remove emulsified oils and heavy metals from wastewater. Bentonite-based products are formulated to solidify liquid waste for proper disposal in landfills. These products are sold primarily under the SYSTEM-AC, RM-10 and SORBOND trade names.

     CETCO also specializes in providing absorption equipment and services to the environmental remediation industry and activated carbon purification systems for the beverage and municipal water treatment industries. Its operations include a fully equipped engineering and fabrication facility for producing pressure vessels used in filtration applications. In addition, a network of regional service centers provides services and distribution to markets such as remediation of petroleum-contaminated groundwater. The Company is also actively involved in providing wastewater treatment solutions to the cruise line industry to enable cruise line operators to meet wastewater discharge requirements.

     CETCO's environmental offshore services group employs CRUDESORB filtration technology, used primarily on offshore oil production platforms. CETCO employs several technologies to allow platform operators to maintain compliance with regulatory requirements governing discharge of waste generated during oil production. CETCO's filtration technology is marketed with all necessary equipment, proprietary filter media and trained professional service personnel.

     CETCO's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling and mineral exploration. The products are used to install monitoring wells and water wells, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY GROUT, BENTOGROUT and VOLCLAY TABLETS are among the trade names for products used in these applications. Horizontal and directional drilling applications utilizing HYDRAUL-EZ represent a significant new market area for CETCO drilling products.

Competition

     CETCO has four principal competitors in the geosynthetic clay liner market. The construction and wastewater treatment product lines are specialized businesses that compete primarily with alternative technologies. The service center remediation business has three major competitors, one of which is substantially larger and with greater financial resources. The groundwater monitoring, well drilling and sealants products compete with the Company's traditional rivals in the sodium bentonite business. The environmental offshore services group competes with several larger oil services companies using different technology. Competition is based on product quality, service, price, technical support and availability of product. Historically, the competition has been vigorous.

Sales and Distribution

     In 1998, no customer accounted for more than 5% of environmental sales. CETCO products are sold domestically and internationally. CETCO sells most of its products through independent distributors and commissioned representatives. Contract remediation work is done on a direct basis with consulting engineers engaged by the customers. Offshore customers are primarily major oil companies sold on a direct basis.

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

Research and Development

     All Company business segments share research and laboratory facilities adjacent to the corporate headquarters. Technological developments are shared between the companies, subject to license agreements where appropriate.

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

     The Company has reserves of sodium and calcium bentonite at various locations throughout North America including Wyoming, South Dakota, Montana and Alabama. The Company, indirectly through its joint venture companies, either owns or has mining rights to bentonite deposits in China, Egypt and Mexico. At 1998 consumption rates and product mix, the Company estimates its proven reserves of commercially usable sodium bentonite at 30 years. The Company estimates its proven reserves of calcium bentonite at 20 years. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling, or the cost of obtaining physical access would not be material.

     Of the Company's total bentonite reserves in North America, less than 34% are located on unpatented mining claims owned or leased by the Company, on which the Company has the right to undertake regular mining activity. To retain possessory rights, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims that it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic, and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

     The Company maintains a continuous program of worldwide exploration for additional reserves and attempts to acquire reserves sufficient to replenish its consumption each year, but it cannot assure that additional reserves will continue to become available.

     The  Company  oversees  all  of  its  mining   operations,   including  its
exploration activity and securing the necessary state and federal mining permits.

     The following table shows a summary of minerals sold by the Company from active mining areas for the last five years in short tons:

                                                                       Tons of Minerals Sold (1)
                                                        1998         1997         1996         1995         1994
Sodium Bentonite:                                                           (In Thousands)
     Belle Fourche, SD (2).......................         43           45            4          133          203
     Upton, WY...................................        346          392          418          434          424
     Colony, WY..................................        814          830          921          809          791
     Lovell, WY..................................        329          350          301          268          299
Calcium Bentonite:
     Sandy Ridge, AL.............................        195          193          183          170          174
     Rock Springs, NV (3)(4).....................          1            2            3            -            -
Fuller's Earth:
     Mounds, IL (5)..............................         60          192          201          203          242
     Paris, TN (3)...............................          7           22           12           54           52
Leonardite:
     Gascoyne, ND................................         24           30           23           19           17

(1)      May include minerals of a different type not mined at this location.
(2)      In late 1995 and 1996, bentonite sold from Belle Fourche, SD, was processed in Colony, WY.
(3)      Mineral reserves sold in 1998 to Oil-Dri.
(4)      Plant sold in January 1999 to Nolind Enterprises LLC.
(5)      Plant and minerals sold in 1998 to Oil-Dri.

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

Product Development and Patents

     The Company works actively with customers in each of its major markets to develop commercial applications of specialized grades of bentonite. It maintains a bentonite research center and laboratory testing facility adjacent to its corporate headquarters, as well as one in the United Kingdom. When a need for a product that will accomplish a particular goal is perceived, the Company works to develop the product, research its marketability and study the feasibility of its production. The Company also co-develops products with customers, or others, as needs arise. The Company's development efforts emphasize markets with which it is familiar and products for which it believes there is a viable market.

     The Company holds a number of U.S. and international patents covering the use of bentonite and products containing bentonite. The Company follows the practice of obtaining patents on new developments whenever feasible. The Company, however, does not consider that any one or more of such patents is material to its minerals and environmental businesses as a whole.

Regulation and Environmental

     The Company believes it is in material compliance with applicable regulations now in effect for surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 30 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

     The grinding and handling of dried clay is part of the production process and, because it generates dust, the Company's mineral processing plants are subject to applicable clean air standards (including Title V of the Clean Air
Act). All of the Company's plants are equipped with dust collection systems. The Company has not had, and does not presently anticipate, any significant regulatory problems in connection with its dust emission, though it expects ongoing expenditures for the maintenance of its dust collection systems and required annual fees.

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

                                 TRANSPORTATION

     The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of its own products in package form throughout the continental United States. Through its transportation operation, the Company is better able to control costs, maintain delivery schedules and assure equipment availability. The long-haul trucking subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 1998, approximately 65% of the revenues of this segment involved the Company's products.

                        CORPORATE DEVELOPMENT ACTIVITIES

Nanocomposite Product Development

     The Company is always seeking to develop broader-based technologies which may use bentonite for new, value-added applications. One such technology is nanocomposites for the plastics industry. In 1995, the Company created its Nanocor subsidiary to develop surface-modified bentonites suitable for the emerging nanocomposite market. The primary raw material is bentonite, principally using the Company's current mineral reserves. For some applications, bentonites will be purchased under supply agreements. Surface treatment chemicals, added in the production process, are readily available on the merchant market.

     The Company is focusing its development on the use of bentonite as a functional additive for plastics. The technology consists of dispersing highly purified bentonite to nanometer size (one-billionth of an inch) in plastic resins. The mineral's extremely small size creates a molecular blend with the plastic resin, giving rise to a number of beneficial properties. For example, nanocomposite plastics become stronger and lighter than traditional composite plastics, a combination attractive to the transportation industry. Nanocomposite plastics also hold their strength at high temperatures, an appealing property for electronics applications, among others. In plastic beverage containers, the benefits include longer shelf life and fresher taste, attractive qualities for consumer goods.

     The Company has a number of joint development agreements with potential customers. The arrangements are generally non-exclusive and contain provisions for joint ownership of intellectual property. Some applications of the technology under development are independent of partner participation and will be solely owned by the Company.

     The Company's Nanocor subsidiary is developing bentonite products suitable for use in automotive parts, electronic components and consumer packaging. The products will be marketed under the tradename Nanomer. Nanomers will be marketed to the plastics industry in North America on a direct basis, and in other countries, both on a direct basis and through distributors. The Company's Nanocor subsidiary will offer its products for sale beginning in 1999.

                       FOREIGN OPERATIONS AND EXPORT SALES

     Approximately 47 percent of the Company's 1998 net sales were to customers in approximately 67 countries other than the United States. To enhance its overseas market penetration, the Company maintains mineral processing plants in the United Kingdom, Australia, Korea and Thailand, as well as a blending plant in Canada. Through joint ventures, the Company also has the capability to process minerals in Egypt, Mexico and China. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom, Australia and Thailand, where it is processed and mixed with other clays and distributed throughout Europe, Australia and Southeast Asia. The Company's U.S. bentonite is also shipped in bulk to Japan. The Company also maintains a worldwide network of independent dealers, distributors and representatives.

     The Company manufactures geosynthetic clay liners in the U.K. for the European market. In addition, the Company has sales offices in Norway, Korea, Malaysia, Singapore, as well as various offices in Europe.

     The Company produces absorbent polymers at its U.S. and U.K. plants, and serves markets in Western Europe, South America, Asia and the Middle East.

     The Company's international operations are subject to the usual risks of doing business abroad, such as currency fluctuations and devaluation, restrictions on the transfer of funds and import and export duties. The Company, to date, has not been materially affected by any of these risks.

     See Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein. This Note is incorporated by reference for sales attributed to foreign operations and export sales from the United States.

                                    EMPLOYEES

     As of December 31, 1998, the Company employed 1,625 persons, 554 of whom were employed outside of the United States. At December 31, 1998, there were approximately 354, 695, 494 and 27 persons employed in the Company's absorbent polymers, minerals, environmental and transportation segments, respectively, along with 55 corporate employees. The corporate employees include personnel engaged in the nanocomposite research and development effort. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 87 of the Company's employees in the United States and approximately 68 of the Company's employees in the United Kingdom are represented by seven labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

Item 2. Properties

     The Company and its subsidiaries operate the following principal plants, mines and other facilities, all of which are owned, except as noted:

Location                                    Principal Function
ABSORBENT POLYMERS
Aberdeen, MS .............................  Manufacture absorbent polymers
Birkenhead, Merseyside, U.K...............  Manufacture absorbent polymers; research laboratory and headquarters for Chemdal Ltd.
Palatine, IL (1) .........................  Chemdal Corp. headquarters; research laboratory
MINERALS
Belle Fourche, SD (3).....................  Mine and process sodium bentonite
Colony, WY (two plants)...................  Mine and process sodium bentonite
Lovell, WY (3)............................  Mine and process sodium bentonite
Upton, WY.................................  Mine and process sodium bentonite
Paris, TN.................................  Package cat litter
Gascoyne, ND..............................  Mine and process leonardite
Letohatchee, AL...........................  Package and load calcium bentonite
Sandy Ridge, AL...........................  Mine and process calcium bentonite; blend ADDITROL
Columbus, OH (1)..........................  Blend ADDITROL; process chromite sand
Granite City, IL (1)......................  Package cat litter; process chromite sand
Waterloo, IA..............................  Blend ADDITROL
Albion, MI (1)............................  Blend ADDITROL
York, PA..................................  Blend ADDITROL; package cat litter
Chattanooga, TN...........................  Blend ADDITROL
Lufkin, TX................................  Blend ADDITROL
Neenah, WI................................  Blend ADDITROL
Troy, IN..................................  Blend ADDITROL
Toronto, Ontario, Canada (3)..............  Blend ADDITROL
Geelong, Victoria, Australia (1)(3).......  Process bentonite; blend ADDITROL
Birkenhead, Merseyside, U.K. (2)..........  Process bentonite and chromite sand; blend ADDITROL;
                                            package cat litter; research laboratory; headquarters for Volclay Ltd.
Rayong, Thailand..........................  Process bentonite
Kyung-Buk, South Korea....................  Mine and process bentonite
ENVIRONMENTAL
Belle Fourche, SD (3).....................  Manufacture construction products
Lovell, WY (3)............................  Manufacture Bentomat and Claymax geosynthetic clay liners
Villa Rica, GA............................  Manufacture components for geosynthetic clay liners
Sulphur, LA...............................  Manufacture environmental equipment
Fairmount, GA.............................  Manufacture Bentomat and Claymax geosynthetic clay liners
Birkenhead, Merseyside, U.K. (2)..........  Manufacture Bentomat geosynthetic clay liner; research laboratory;
                                            headquarters for CETCO Europe Ltd.
Copenhagen, Denmark (1)...................  Sales and distribution for CETCO Europe Ltd.
Geelong, Victoria, Australia (1)(3).......  Sales and distribution for CETCO Pty. Ltd.
Toronto, Ontario, Canada (3)..............  Sales and distribution for CETCO Canada Ltd.
Kuala Lumpur, Malaysia (1)................  Sales and distribution for CETCO Asia Sdn. Bhd.
Oslo, Norway (1)..........................  Sales and distribution for CETCO AS
Singapore (1).............................  Sales and distribution for CETCO Environmental Technologies Pte Ltd.
Seoul, South Korea (1)....................  Sales and distribution for CETCO Korea Ltd.
TRANSPORTATION
Scottsbluff, NE...........................  Transportation headquarters and terminal
CORPORATE
Arlington Heights, IL (1).................  Corporate headquarters; CETCO headquarters; American Colloid Co.
                                            headquarters; Nanocor, Inc. headquarters; research laboratory
Aberdeen, MS..............................  Process purified bentonite (Nanocor, Inc.)

(1) Leased
(2) Certain offices and facilities are leased.
(3) Shared facilities between minerals and environmental segment.

Item 3. Legal Proceedings

     The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

     The Company's processing operations require permits from various governmental authorities. From time to time, the Company has been contacted by government agencies with respect to required permits or compliance with existing permits. While the Company has been notified of certain situations of non-compliance, management does not expect the fines, if any, to be significant.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

                        Executive Officers of Registrant

Name                          Age      Principal Occupation for Last Five Years
Mark A. Anderson              39       Vice President of Corporate Development of the Company since 1997; prior thereto, Vice President of Absorbent Technologies for Chemdal Corporation
                                       since 1992.
Gary L. Castagna              37       Vice President of the Company and President of Chemdal International
                                       Corporation since 1997; prior thereto, Vice President of Finance of Chemdal
                                       Corporation since 1992 and Managing Director of Chemdal Ltd. since 1994.
John Hughes                   56       Chairman of the Board of Directors since May 1998; Chief Executive Officer of the Company since 1985; a Director since 1984.
Peter L. Maul                 49       Vice President of the Company since 1993 and President of Nanocor, Inc.
                                       since 1995; prior thereto, Vice President of Marketing at Chemstar, Inc.
                                       1986-1992.
Ryan F. McKendrick            47       Vice President of the Company and President of Colloid Environmental
                                       Technologies Company since November 1998; prior thereto, Vice President of
                                       Colloid Environmental Technologies Company since 1994; prior thereto,
                                       Manager of the Environmental Products Division for Colloid Environmental
                                       Technologies Company; Vice President/General Manager for Waste Management of
                                       North America 1993-1994.
Clarence O. Redman            56       Secretary of the Company since 1982. Clarence O. Redman is of counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate
                                       Counsel to the Company, since October 1997; prior thereto, an individual and corporate partner and Chief Executive Officer of the law firm of Keck, Mahin
                                       & Cate; a Director since 1989.
Paul G. Shelton               49       Senior Vice President and Chief Financial Officer of the Company and
                                       President of AMCOL International's transportation units since 1994; prior thereto, Vice President and Chief Financial Officer since 1984; a Director since 1988.

Name                          Age      Principal Occupation for Last Five Years
Lawrence E. Washow            46       President of the Company since May 1998; Chief Operating Officer of the
                                       Company since 1997; prior thereto, Senior Vice President of the Company since 1994 and President of Chemdal International Corporation since 1992; a
                                       Director since February, 1998.
Frank B. Wright, Jr.          50       Vice President of the Company and President of American Colloid Company
                                       since 1996; prior thereto, Manager of International Business Development for
                                       American Colloid Company since 1995; prior thereto, Managing Director of
                                       TRIMEX Minerals International since 1993.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock trades on The New York Stock Exchange under the symbol ACO. Prior to September 22, 1998, the Company's common stock traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol ACOL. The following table sets forth, for the periods indicated, the high and low closing sale prices of the common stock, as reported by the relevant organizations, and cash dividends declared per share. Prices and cash dividends have been adjusted to reflect a three-for-two stock split in December 1997, effected in the nature of a stock dividend.

                                                                         Stock Price               Cash Dividends
                                                                    High              Low         Declared Per Share
Fiscal Year Ended December 31, 1998:   1st Quarter..........       $16.375          $12.125            $.0550
                                       2nd Quarter..........        16.375           11.500             .0550
                                       3rd Quarter..........        14.250            9.375             .0600
                                       4th Quarter..........        11.375            8.000             .0600

Fiscal Year Ended December 31, 1997:   1st Quarter..........       $13.333          $10.167            $.0467
                                       2nd Quarter..........        12.833           11.000             .0533
                                       3rd Quarter..........        14.083           10.917             .0533
                                       4th Quarter..........        17.250           13.000             .0550

     As of February 22, 1999, there were 3,515 holders of record of the common stock, excluding shares held in street name.

     The Company has paid cash dividends every year for over 61 years. The Company intends to continue to pay cash dividends on its common stock, but the payment of dividends and the amount and timing of such dividends will depend on the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

Item 6. Selected Financial Data

     The following is selected financial data for the Company and its subsidiaries for the five years ended December 31, 1998. Per share amounts have been adjusted to reflect a three-for-two stock split in December 1997, effected in the nature of a stock dividend.

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

PER SHARE                            1998             1997               1996             1995              1994
Stockholders' equity (1)         $       6.44     $       6.18      $       5.87      $       5.42     $       5.02
Basic earnings (2)                        .79              .74               .53               .62              .54
Diluted earnings (3)                      .78              .72               .52               .60              .52
Dividends                                 .23              .21               .19               .17              .16
Shares outstanding (3)              28,385,860       29,125,168        29,294,489        29,519,220       29,229,780
INCOME DATA
Sales                            $     521,530    $     477,060     $     405,347     $     347,688    $     265,443
Gross profit                           111,171          100,741            84,311            76,562           59,487
Operating profit                        42,220           41,469            32,337            32,397           23,991
Net interest expense                    (7,933)          (8,628)           (8,450)           (6,727)          (2,332)
Net other income (expense)                 140             (398)             (670)            1,217              544
Pretax income                           34,427           32,443            23,217            26,887           22,203
Income taxes                            12,350           11,399             7,979             9,082            6,828
Net income                              22,085           21,044            15,225            17,771           15,283
BALANCE SHEET
Current assets                   $     164,076    $     150,270     $     147,773     $     126,337    $     108,691
Net property, plant
         and equipment                 171,478          175,324           180,876           175,211          141,420
Total assets                           357,864          351,009           350,708           322,366          263,899
Current liabilities                     74,083           67,241            51,870            35,882           36,617
Long-term debt                          96,268           94,425           118,855           117,016           71,458
Shareholders' equity                   172,914          175,943           167,404           155,494          143,073
RATIO ANALYSIS
Operating margin                         8.10%            8.69%             7.98%             9.32%            9.04%
Pretax margin                            6.60             6.80              5.73              7.73             8.36
Effective tax rate                      35.87            35.14             34.37             33.78            30.75
Net margin                               4.23             4.41              3.76              5.11             5.76
Return on ending assets                  6.17             6.00              4.34              5.51             5.79
Return on ending equity                 12.77            11.96              9.09             11.43            10.68

(1)  Based on the number of common shares outstanding at the end of the year.
(2)  Based on the weighted average common shares outstanding for the year.
(3)  Based on the weighted average common shares outstanding, including common stock equivalents, for the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Condition

     At December 31, 1998, the Company had outstanding debt of $113.3 million (including both long- and short-term debt) and cash and cash equivalents of $2.8 million, compared with $109.4 million in debt and $3.1 million in cash and cash equivalents at December 31, 1997. Long-term debt represented 35.8% of total capitalization at December 31, 1998, compared with 34.9% at December 31, 1997.

     The Company had a current ratio of 2.21-to-1 at December 31, 1998, with approximately $90.0 million in working capital, compared with 2.23-to-1 and $83.0 million, respectively, at December 31, 1997.

     The Company's revolving credit facility of $125 million matures in October 2003. The Company had $58.2 million in unused, committed credit lines at December 31, 1998.

     During 1998, the Company had $37.7 million in capital expenditures and $1.5 million in investments in joint ventures. The Company acquired $19.9 million in treasury stock and paid $6.4 million in dividends. This activity was funded from the net income generated in 1998 of $22.1 million, depreciation and amortization totaling $33.1 million, proceeds from the sale of the Fuller's Earth business amounting to $13.2 million and additional borrowings of $3.9 million.

     The Company currently anticipates capital expenditures of approximately $45 million for 1999. The current indicated annual dividend rate is $.24 per share. If the rate remains constant and the Board of Directors continues to declare dividends, the dividend payments will be approximately $6.5 million in 1999.

     Management believes that the Company has adequate resources to fund the capital expenditures discussed above, the dividend payments and anticipated increases in working capital requirements through its existing, committed credit lines, cash balances and operating cash flow.

Results of Operations for the Three Years Ended December 31, 1998

     Net sales increased by $44.5 million, or 9.3%, from 1997 to 1998, and by $71.7 million, or 17.7%, from 1996 to 1997. Approximately 60% of the 1998 sales increase was related to acquisitions made during 1998. Gross profit increased by $10.4 million, or 10.4%, from 1997 to 1998, compared to an increase of $16.4 million, or 19.5%, from 1996 to 1997. Operating profit improved by $.8 million, or 1.8%, from 1997 to 1998 compared to $9.1 million, or 28.2%, from 1996 to 1997. Operating profit for 1998 was adversely impacted by a $4.8 million operating loss at the Company's U.K. minerals unit. Net income increased $1.0 million, or 4.9%, from 1997 to 1998, compared to $5.8 million, or 38.2%, from 1996 to 1997. Diluted earnings per share were $.78, $.72 and $.52 in 1998, 1997 and 1996, respectively. The weighted average shares outstanding, including the dilutive impact of stock options, were 2.5% lower in 1998 than in 1997.

     A review of sales, gross profit, general, selling and administrative expenses, and operating profit by segment follows:

Absorbent Polymers                                         Year Ended December 31,
                               1998               1997                1996          1998 vs. 1997      1997 vs. 1996
                                         (Dollars in Thousands)
Net sales............. $ 221,093   100.0%  $ 195,944  100.0%   $ 153,866  100.0%   $25,149    12.8%   $42,078   27.3%
Cost of sales.........   174,635    79.0%    154,983   79.1%     123,448   80.2%
  Gross profit........    46,458    21.0%     40,961   20.9%      30,418   19.8%     5,497    13.4%    10,543   34.7%
General, selling and
  administrative          13,207     6.0%     12,098    6.2%      10,791    7.0%     1,109     9.2%     1,307   12.1%
expenses..............
  Operating profit....    33,251    15.0%     28,863   14.7%      19,627   12.8%     4,388    15.2%     9,236   47.1%

     Sales of absorbent polymers in 1998 increased by 12.8% over 1997 compared with a 27.3% sales increase from 1996 to 1997. Approximately 65% of the sales increase in 1998 was acquisition-related. In both 1997 and 1998, unit sales volume increased at a faster rate than the sales dollars.

     Gross profit margins improved slightly from 1997 to 1998, and increased 5.6% from 1996 to 1997. Margins improved in 1998 primarily as a result of lower costs for acrylic acid, while the 1997 over 1996 improvement was primarily a result of higher capacity utilization. In each case, the lower costs more than offset lower unit selling prices. The 1996 gross profit margin also reflected the additional costs of shipping products from the United States to the United Kingdom to meet customer demand in excess of the U.K. plant capacity in the first half of 1996.

     While general, selling and administrative expenses have increased from 1996 to 1997 and from 1997 to 1998, the rate of increase is less than the rate of increase in sales. In 1998, the increase related primarily to a higher bad debt provision. Much of the 1997 increased cost was directed to research and development of new products unrelated to the current markets served.

     The Company has aggressively expanded its capacity to produce superabsorbent polymers. Its current global capacity of 160,000 tons (including the acquisition related 12,000 metric ton U.K. toll processing arrangement) is among the largest in the world. The Company is currently constructing a 20,000 metric ton plant in Thailand. This plant is expected to be operational in the fourth quarter of 1999.

Minerals                                                   Year Ended December 31,
                               1998               1997                1996          1998 vs. 1997      1997 vs. 1996
                                         (Dollars in Thousands)
Net sales............. $ 164,049   100.0%  $ 162,895  100.0%   $ 145,623  100.0%   $ 1,154      .7%   $17,272   11.9%
Cost of sales.........   135,650    82.7%    135,610   83.2%     122,404   84.1%
  Gross profit........    28,399    17.3%     27,285   16.8%      23,219   15.9%     1,114     4.1%     4,066   17.5%
General, selling and
  administrative          18,268    11.1%     15,651    9.6%      15,221   10.4%     2,617    16.7%       430    2.8%
expenses..............
  Operating profit....    10,131     6.2%     11,634    7.2%       7,998    5.5%    (1,503)  -12.9%     3,636   45.5%

     The $1.2 million increase in sales for 1998 was the net result of the divestiture of the fullers' earth business in April 1998 and the additional sales from a late 1997 U.K. cat litter acquisition. Domestic metalcasting sales increased in 1998, offsetting sales declines to the domestic well drilling and export markets. Sales increased in virtually all sectors of the minerals segment, except for iron ore pelletizing, from 1996 to 1997. Metalcasting and cat litter sales led the 1997 increase.

     As a result of the cat litter acquisition made in late 1997, the U.K. mineral operation produced an operating loss of approximately $4.8 million. The Company experienced management problems, customer service problems, production problems and construction delays in integrating the acquisition into the existing plant and organization. The problems have been identified and corrective action is under way. It is management's current estimate that the U.K. mineral operation will not reach an operating profit break-even until the fourth quarter of 1999.

     Gross profit margins increased by 3.0% and by 5.7% from 1997 to 1998 and from 1996 to 1997, respectively. The domestic gross profit margin improvement from 1997 to 1998 of 25.3% was largely offset by the problems at the U.K. operation.

     General, selling and administrative expenses increased by $2.6 million and $.4 million from 1997 to 1998 and 1996 to 1997, respectively. The increase in costs in 1998 was related to the U.K. acquisition, as well as international marketing costs, which accounted for the 1997 increase.

Environmental                                              Year Ended December 31,
                               1998               1997                1996          1998 vs. 1997      1997 vs. 1996
                                         (Dollars in Thousands)
Net sales.............  $104,501   100.0%   $ 88,421  100.0%   $ 81,480   100.0%   $16,080    18.2%   $ 6,941    8.5%
Cost of sales.........    71,859    68.8%     59,625   67.4%     53,912    66.2%
  Gross profit........    32,642    31.2%     28,796   32.6%     27,568    33.8%     3,846    13.4%     1,228    4.5%
General, selling and
  administrative          23,448    22.4%     18,528   21.0%     15,478    19.0%     4,920    26.6%     3,050   19.7%
expenses..............
  Operating profit....     9,194     8.8%     10,268   11.6%     12,090    14.8%    (1,074)  -10.5%    (1,822) -15.1%

     Approximately 65% of the sales increase from 1997 to 1998 was attributable to acquisitions made in 1998. Sales increases in overseas markets, coupled with growth in most domestic sectors, offset softness in the environmental liner market from 1996 to 1997

     Gross profit margins decreased by 4.3% and 3.6% from 1997 to 1998 and from 1996 to 1997, respectively. Lower than average margins from the newly acquired Norwegian business, coupled with lower margins from exports to Asia and sales to Europe, accounted for the margin reduction in 1998. Depressed prices in the environmental liner market were the primary reason for the decline in gross profit margins in 1997.

     Expansion of the global marketing presence for all sectors accounted for much of the increase in general, selling and administrative expenses of 26.6% and 19.7% from 1997 to 1998, and from 1996 to 1997, respectively. Approximately 59% of the increase in general, selling and administrative expenses in 1998 was attributable to acquisitions.

Transportation                                             Year Ended December 31,
                               1998               1997                1996          1998 vs. 1997      1997 vs. 1996
                                         (Dollars in Thousands)
Net sales.............  $ 31,887   100.0%   $ 29,800  100.0%   $ 24,378   100.0%   $ 2,087     7.0%   $ 5,422   22.2%
Cost of sales.........    28,215    88.5%     26,101   87.6%     21,272    87.3%
  Gross profit........     3,672    11.5%      3,699   12.4%      3,106    12.7%       (26)  -.7%         593   19.1%
General, selling and
  administrative           2,037     6.4%      2,057    6.9%      1,870     7.7%       (20)   -1.0%       187   10.0%
expenses..............
  Operating profit....     1,635     5.1%      1,642    5.5%      1,236     5.0%        (7)  -.4%         406   32.8%

     The majority of the sales increase from 1997 to 1998 came from customers unrelated to AMCOL's business. Increased brokerage of cat litter and environmental shipments accounted for the growth in transportation revenues from 1996 to 1997. Gross profit margins were 7.3% lower in 1998 than in 1997, primarily as a result of lower margins from brokered shipments. The gross profit margins vary based largely upon truck availability and sales mix between the trucking and brokerage operations. The increase in general, selling and administrative expenses in 1997 reflected increased staffing levels to handle increased volume.

Corporate                                                  Year Ended December 31,
                               1998               1997                1996          1998 vs. 1997      1997 vs. 1996
                                         (Dollars in Thousands)
General, selling and
  administrative            $11,991             $10,938              $8,614        $ 1,053     9.6%   $ 2,324   27.0%
expenses..............
  Operating loss......      (11,991)            (10,938)             (8,614)        (1,053)    9.6%    (2,324)  27.0%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, finance, purchasing, research related to developing the nanocomposite technology and corporate governance.

     The Company is actively engaged in research and development efforts to create new applications for its bentonite reserves. The Company's wholly owned subsidiary, Nanocor, Inc. is devoted to research and development of bentonite-based nanocomposites. When incorporated into plastics, bentonite-based nanocomposites can produce materials with significantly improved properties that encompass a variety of commercial applications. Nanocor's technologies are still in the developmental stage, but management feels that these products have the potential to become a significant part of the Company's future growth. As of December 31, 1998, Nanocor has been issued 11 patents; five more patents were allowed; and 16 patent applications were pending. All costs associated with Nanocor will continue to be included in corporate for 1999.

     The addition of two corporate executives and higher occupancy costs accounted for much of the increase in corporate costs in 1998. Virtually all of the increased corporate costs from 1996 to 1997 were attributable to Nanocor.

Net Interest Expense

     Net interest expense decreased by $.7 million from 1997 to 1998, compared with a $.2 million increase from 1996 to 1997. Lower average debt levels accounted for the lower interest costs in 1998.

Other Income (Expense)

     Foreign currency exchange losses accounted for approximately $.4 million, or 100%, and $.6 million, or 87%, of other expense in 1997 and 1996, respectively.

Income Taxes

     The income tax rate for 1998 was 35.9% compared with 35.1% and 34.4% in 1997 and 1996, respectively. Income tax expense for 1998 includes a valuation allowance of $800 related to the U.K. minerals unit net operating loss carryforward. The effective tax rate for 1999 is currently estimated at 36%.

Earnings Per Share

     Diluted  earnings  per share were  calculated  using the  weighted  average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors were considered common share equivalents. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately
28.4 million in 1998 compared with approximately 29.1 million and 29.3 million in 1997 and 1996, respectively. The significant drop in the number of shares outstanding from 1997 to 1998 reflected the high level of share repurchase activity in 1998. Shares outstanding at December 31, 1998, excluding common stock equivalents, totaled 26.9 million shares.

Impact of New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of this statement, but does not anticipate a material impact on its consolidated financial statements from the adoption of this accounting standard.

Year 2000 Issues

     In mid-1997, the Company started a Year 2000 date conversion project to address all necessary code changes, testing and implementation for all of its computer systems. Concurrently, the Company sent inquiries to its suppliers and other key third parties to assess their ability to become Year 2000 compliant in a timely manner. The internal evaluation stage is completed except for a number of personal computers, and the Company is still awaiting responses from some third parties. The implementation phase is in progress.

     Many of the Company's computer systems rely on purchased software for which the Company pays a maintenance fee. The maintenance fee covers the cost of system upgrades, including the update for Year 2000 issues. The Company's financial reporting system is expected to be Year 2000 compliant by the end of the first quarter of 1999 through the use of software upgrades performed as part of the periodic upgrade process. The Company is relying on its vendor to bring the Company's network system and servers into Year 2000 compliance by April 30, 1999. Evaluation of the Company's personal computer equipment should be completed by April 30, 1999, with remediation to be completed by June 30, 1999.

     The Company also replaced its headquarters telecommunications system as a result of office infrastructure changes. The new system is Year 2000 compliant.

     With respect to the Company's non-information technology systems, the Company is still in the process of evaluating the presence of imbedded date chips in some of its plant machinery and equipment, and expects that its review will be completed by April 30, 1999. Any remediation will be completed by June 30, 1999.

     Costs and expenses incurred to date in addressing the Year 2000 issue have not been material, and based upon the Company's assessment and remediation efforts to date, future costs of conversion or upgrades are not expected to be material.

     The Company does not believe that there is a material risk to its business or financial condition related to its own systems from Year 2000 issues, but the Company has no control over the ability of its key suppliers and other key third parties to achieve Year 2000 compliance in a timely manner. For example, an interruption in the supply of power to its plants and the inability to ship the Company's products by rail are both issues that could have severe adverse consequences to the Company's ability to carry on its business at current profit levels. Should rail service become temporarily unavailable, the Company would likely ship product by truck, but at a higher cost. A prolonged interruption in the power supply to its major plants, in particular its absorbent polymer plants in Aberdeen, Mississippi, and in the United Kingdom, however, is a risk that is difficult to minimize.

     While the Company continues to focus on solutions for the Year 2000 issues, and expects to be Year 2000 compliant in a timely manner, a contingency plan is being developed. Such plan is intended to address the Company's response should it, or materially significant third parties, fail to achieve Year 2000 compliance in a timely manner. The contingency plan is expected to be finalized by September 30, 1999.

     The Company's expectations about future costs necessary to achieve Year 2000 compliance, the impact on its operations and its ability to bring each of its systems into Year 2000 compliance are forward looking statements subject to a number of uncertainties that could cause actual results to differ materially. Such factors include the following: (i) the Company has no control over the ability of its key suppliers and other third parties to achieve Year 2000 compliance; (ii) the nature and number of systems that require remediation may exceed the Company's expectations in terms of complexity and scope; (iii) the Company may not be able to complete all remediation and testing necessary in a timely manner; and (iv) the Company may not be successful in properly identifying all systems and programs that contain two-digit year codes. The Company's systems disaster recovery planning is a comprehensive, ongoing process, which is updated as products are developed, tested and modified.
Disaster recovery for financial and other strategic systems is provided at alternative locations serviced by third parties, or at Company-maintained facilities.

Conversion to Euro

     On January 1, 1999, 11 European Union member states adopted the euro as their common national currency. From that date until January 1, 2002 (the transition period) either the euro or a participating country's currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only euro currency will be used.

     Management continues to address the strategic, financial, legal and systems issues related to the various phases of transition. While the Company does not believe the ultimate costs of conversion will be material to its earnings, cash flow or financial position, every effort is being made to address customer and business needs on a timely basis and anticipate and prevent any complications during the transition period.

Forward Looking Statements

     Certain statements made from time to time by the Company, including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation, the following:

Growth Rate of Absorbent Polymer Operations

     A significant part of our growth in sales and profit during the last five years has come from sales of superabsorbent polymers ("SAP"). Our sales of SAP have increased in part because newer diaper designs use larger amounts of SAP and because of growth in our sales to international markets. Our ability to continue this growth depends on several factors, including the following:

     our ability to retain key clients;
     the continued use of larger amounts of SAP in new diaper designs; the continued growth in sales to international markets;
     growth in sales to manufacturers of brand name products; and acceptance of new applications for SAP which we have developed.

     There can be no assurance that our sales of SAP will continue to grow in the future or remain at current levels.

Dependence on Large Absorbent Polymer Customers

     Our two largest absorbent polymer customers accounted for approximately 48% of our absorbent polymer sales in 1998 and our four largest absorbent polymer customers accounted for approximately 66% of such sales. We do not usually enter into long-term contracts with our absorbent polymer customers. These customers generally have the right to terminate their relationship with us with little or no notice. We cannot assure that we will be able to maintain our current level of sales to our four largest absorbent polymer customers or any other customer in the future.

     Many diaper manufacturers, including some of our customers, frequently change their diaper designs. During this process, many diaper manufacturers review the types of SAP available to determine the type of SAP best suited for their new diaper design. Some of our customers may elect to use the SAP of one of our competitors in their new diaper designs. The termination of our relationship with any of our significant absorbent polymer customers or a material reduction in the SAP sold to such customers could adversely affect our business and future financial results.

Competition

     Absorbent Polymers. The absorbent polymers market is very competitive. Our United States operations compete with approximately four manufacturers and at least three importers. Our United Kingdom operations compete with numerous manufacturers. Two of our competitors have more production capability and several producers have greater resources. In addition, several of our competitors also produce acrylic acid, which is the primary cost component of SAP. The cost of acrylic acid to these competitors may be significantly less than the price we pay for acrylic acid. We believe competition in our absorbent polymers segment is primarily a matter of product quality and price. If we fail to compete successfully based on these or other factors, we may lose customers or fail to attract new customers and our business and future financial results could be materially and adversely affected. Minerals. The minerals market is very competitive. We believe competition is essentially a matter of product quality, price, delivery, service and technical support. Several of our competitors in the United States market are larger and have substantially greater financial resources. If we fail to compete successfully based on these or other factors, we may lose customers or fail to recruit new customers and our business and future financial results could be materially and adversely affected.

Technology

     We believe our success and ability to compete in the absorbent polymers segment depends, to a large extent, on our proprietary production process. We rely on a combination of trade secret, trademark, and other intellectual property laws to protect this proprietary technology. However, we may have difficulty monitoring the unauthorized use of our proprietary technology and the steps we have taken to protect it may not be adequate. Any misappropriation of our proprietary technology could have a material adverse effect on our business or future financial results. In addition, if any of our competitors become able to produce a more effective or cheaper SAP, demand for our SAP products may decrease or be eliminated.

Reliance on Metalcasting and Construction Industries

     Approximately 49% of our minerals segment's sales and 64% of our environmental segment's sales in 1998 were to the metalcasting and construction markets, respectively. The metalcasting and construction markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for products from our minerals segment by the metalcasting market and from our environmental segment for the construction markets may decline and our business or future financial results may be adversely affected.

Regulatory and Legal Matters

     Our operations are subject to various federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Substantial penalties may be imposed if we violate certain of these laws and regulations. If these laws or regulations are changed or interpreted differently in the future, it may become difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions. If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected. The Company may be subject to adverse litigation results, as well as, future changes in laws and regulations which may negatively impact its operations and profits.

Availability of Raw Materials

     Acrylic acid is our primary cost component in manufacturing SAP. Acrylic acid is only available from a limited number of suppliers. If we become unable to obtain a sufficient supply of SAP at a reasonable price, our business and future financial results could be materially and adversely affected.

Risks of International Expansion

     An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. Currently, our business outside of the United States represents approximately 47% of our consolidated sales. The approximate breakdown of the sales outside of the United States for 1998 was as follows: Europe 64%; Latin America (including Mexico) 22%; Asia 8%; Africa and the Middle East 4%; and other 2%. As we expand internationally, we will be subject to increased risks, which may include the following:

     currency exchange or price control laws;
     currency translation adjustments;
     political and economic instability;
     unexpected changes in regulatory requirements;
     tariffs and other trade barriers;
     longer accounts receivable collection cycles; and potentially adverse tax consequences.

     The above listed events could result in sudden, and potentially prolonged, changes in demand for the Company's products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country's legal system. At December 31, 1998, approximately 63% of the gross accounts receivable were due from customers outside of the United States and Canada. The breakdown of the overseas balance was as follows: Europe 51%; Latin America (including Mexico) 33%; Asia 10%; and Africa and the Middle East 6%.

Volatility of Stock Price

     The stock market has been extremely volatile in recent years. These broad market fluctuations may adversely affect the market price of our common stock. In addition, factors such as the following may have a significant effect on the market price of our common stock:

     fluctuations in our financial results;
     our introduction of new services or products;
     announcements of acquisitions, strategic alliances or joint ventures by us, our customers or our competitors;
     changes in analysts' recommendations regarding our common stock; and general economic conditions.

     There can be no assurance that the price of our common stock will increase in the future or be maintained at its recent levels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     As a multinational corporation that manufactures and markets products in countries throughout the world, the Company is subject to certain market risks, including foreign currency, interest rates and government actions. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes.

Exchange Rate Sensitivity

     The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposures are to changes in exchange rates for the U.S. dollar versus the German mark, the British pound, the Canadian dollar, the Australian dollar, the Mexican peso, the Thai baht and the Korean won.

     The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged transactions. As of December 31, 1998, the Company had outstanding foreign currency contracts to sell the equivalent of $3.0 million of British pounds to hedge raw material purchases. The fair value of these agreements results in an immaterial unrecognized loss at December 31, 1998.

Interest Rate Sensitivity

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are primarily denominated in both U.S. dollars (US), German marks (DM), British pounds (BP), Norwegian kroner (NOK), Singapore dollar (SDG), Korean won (WON) and Thai baht (THB) as indicated in parentheses.

                                                                 Expected Maturity Date
                                   1999       2000       2001      2002       2003    Thereafter     Total       Fair
                                                                                                                Value
(US$ Equivalent in millions)
Long-term debt:
     Fixed rate (US)..........    $ 14,340          -   $ 5,000   $  5,000         -   $ 15,000     $ 39,340      42,271
     Average interest rate....        7.8%          -      7.8%      7.8%          -      8.1%             -           -
     Variable rate (US).......      27,233        117         -          -         -          -       27,350      27,350
     Average interest rate....        5.8%       5.3%         -          -         -          -            -           -
     Variable rate (BP).......      26,009          -         -          -         -          -       26,009      26,009
     Average interest rate....        6.8%          -         -          -         -          -            -           -
     Variable rate (DM).......      16,181          -         -          -         -          -       16,181      16,181
     Average interest rate....        3.6%          -         -          -         -          -            -           -
     Variable rate (NOK)......         646        518         -          -         -          -        1,164       1,164
     Average interest rate....       10.2%       9.9%         -          -         -          -            -           -
     Variable rate (SDG)......           7          5         -          -         -          -           12          12
     Average interest rate....        5.4%       5.4%         -          -         -          -            -           -
     Variable rate (WON)......         416          -         -          -         -          -          416         416
     Average interest rate            9.2%          -         -          -         -          -            -           -
     Variable rate (THB)......       2,802          -         -          -         -          -        2,802       2,802
     Average interest rate....        9.9%          -         -          -         -          -            -           -
                                    87,634        640     5,000      5,000         -     15,000      113,274     116,205
     Debt to be refinanced....     (70,628)     3,218         -          -    67,410          -            -           -
Total.........................    $ 17,006   $  3,858   $ 5,000   $  5,000   $67,410   $ 15,000     $113,274    $116,205

     The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to exchange variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreements. At December 31, 1998, the Company had one interest rate swap outstanding, which expires in September 2002, in a notional amount of $15.0 million. The fair value of this agreement results in an unrecognized loss at December 31, 1998, of $738.

     The Company is exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks. The Company's accounts receivable financial instruments, other than those discussed above, are carried at amounts that approximate fair value.

Commodity Price Sensitivity

     Acrylic acid is the most significant cost component in the production of SAP. The Company purchases a significant amount of acrylic acid under long-term contracts. The terms of these contracts include a linkage to the cost of propylene. The Company has not hedged against fluctuations in the cost of propylene.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The table below lists the names and ages of all Directors and all positions each person holds with the Company or other organizations.

Board of Directors of the Registrant

Arthur Brown, 58 (1, 2)
Chairman, President and Chief Executive Officer of Hecla Mining Company, a miner and processor of silver, gold and industrial minerals. Director since 1990.

Robert E. Driscoll, III, 60 (1, 2)
Retired Dean and Professor of Law, University of South Dakota. Director since 1985.

Raymond A. Foos, 70 (1, 2)
Retired Chairman of the Board, President and Chief Executive Officer of Brush Wellman, Inc. a manufacturer of beryllium and specialty materials. Director since 1981.

John Hughes, 56 (3)
Chairman and Chief Executive Officer of AMCOL International Corporation. Director since 1984.

James A. McClung, 61 (1, 3)
Vice President and Executive Officer of FMC Corporation, a diversified producer of chemicals, machinery and other products for industry, government and agriculture. Director since May 1997.

Jay D. Proops, 57 (2, 3, 4)
Private investor and former Vice Chairman and co-founder of The Vigoro Corporation. Also a Director of Great Lakes Chemical Corporation. Director since 1995.

C. Eugene Ray, 66 (1, 2, 3, 4)
Retired Executive Vice President - Finance of Signode Industries, Inc. a manufacturer of industrial strapping products. Director since 1981.

Clarence O. Redman, 56 (2, 3)
Secretary of AMCOL International Corporation. Of counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the Company. Prior thereto, Mr. Redman was an individual and corporate partner of the law firm of Keck, Mahin & Cate as the sole shareholder and President of Clarence Owen Redman Ltd. Mr. Redman and his professional corporation also served as Chief Executive Officer of Keck, Mahin & Cate until September 1997. In December 1997, Keck, Mahin & Cate filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code. Also a director of U.S. Forest Industries, Inc., a forest products company engaged in the production of wood products used in residential, commercial and industrial applications. Director since 1989.

Paul G. Shelton, 49 (3)
Senior Vice President and Chief Financial Officer of AMCOL International Corporation. Director since 1988.

Dale E. Stahl, 51 (2, 3, 4)
President and Chief Operating Officer of Gaylord Container Corporation, a manufacturer and distributor of brown paper and packaging products. Director since 1995.

Lawrence E. Washow, 46 (3)
President and Chief Operating Officer of AMCOL International Corporation. Director since February 1998.

Audrey L. Weaver, 44 (2)
Private investor. Director since February 1997.

Paul C. Weaver, 36 (3, 4)
Managing  partner of  Consumer  Aptitudes,  Inc.,  a  marketing  research  firm.
Director since 1995. .........

(1)      Member of Audit Committee
(2)      Member of Compensation Committee
(3)      Member of Executive Committee
(4)      Member of Nominating Committee

     Additional information regarding the directors of the Company is included under the caption "Nominees for Director," "Information About Members of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement to be dated on or about March 29, 1999, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

     Information regarding the above is included under the caption "Compensation of Named Officers" in the Company's proxy statement to be dated on or about March 29, 1999, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding the above is included under the caption "Beneficial Owners of More than 5% of AMCOL Stock" in the Company's proxy statement to be dated on or about March 29, 1999, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding the above is included under the captions "Nominees for the Board of Directors" and "Information About Continuing Members of the Board" in the Company's proxy statement to be dated on or about March 29, 1999, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) 1. See Index to Financial Statements.
             2. See Financial Statement Schedules on Page F-1.
                Such Financial Statements and Schedules are incorporated herein by reference.
             3. See Index to Exhibits immediately following the signature page.
         (b)    None.
         (c)    See Index to Exhibits immediately following the signature page.
         (d) See Index to Financial Statements and Financial Statement Schedules on Page F-1.

Item 14(a) Index to Financial Statements and Financial Statement Schedules

                                                                           Page
(1)       Financial Statements:
          Independent Auditors' Report................................      F-2
          Consolidated Balance Sheets, December 31, 1998 and 1997.....      F-3
          Consolidated Statements of Operations,
          Years ended December 31, 1998, 1997 and 1996................      F-4
          Consolidated Statements of Comprehensive Income,
          Years ended December 31, 1998, 1997 and 1996................      F-4
          Consolidated Statements of Stockholders' Equity,
          Years ended December 31, 1998, 1997 and 1996............ ...      F-5
          Consolidated Statements of Cash Flows,
          Years ended December 31, 1998, 1997 and 1996................      F-6
          Notes to Consolidated Financial Statements..................      F-7
(2)       Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts.............     F-24

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG LLP


Chicago, Illinois
February 26, 1999

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
           (Dollars in thousands, except share and per share amounts)

                                         ASSETS                                                December 31,
                                                                                             1998        1997
Current assets:
     Cash and cash equivalents.........................................................     $  2,758    $  3,077
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $2,999 and $2,547..............       96,446      89,054
         Other.........................................................................        3,628         557
     Inventories.......................................................................       52,093      49,389
     Prepaid expenses..................................................................        5,444       5,109
     Current deferred tax asset........................................................        3,707       3,084
         Total current assets..........................................................      164,076     150,270

Investment in and advances to joint ventures...........................................        4,556       3,035

Property, plant, equipment, and mineral rights and reserves:
     Land and mineral rights and reserves..............................................       13,421      11,865
     Depreciable assets................................................................      312,260     306,610
                                                                                             325,681     318,475
     Less accumulated depreciation.....................................................      154,203     143,151
                                                                                             171,478     175,324
Other assets:
     Goodwill, less accumulated amortization of $5,382 and $3,599......................       15,432      17,175
     Other intangible assets, less accumulated amortization of $11,290 and $9,806......        2,322       5,205
                                                                                              17,754      22,380
                                                                                            $357,864    $351,009

                          LIABILITIES AND STOCKHOLDERS' EQUITY                                 December 31,
                                                                                             1998        1997
Current liabilities:
     Current maturities of long-term obligations.......................................     $ 17,006    $ 14,856
     Current capital lease obligations.................................................          111         168
     Accounts payable..................................................................       21,969      24,902
     Accrued income taxes..............................................................        3,478       1,677
     Accrued liabilities...............................................................       31,519      25,638
         Total current liabilities.....................................................       74,083      67,241
Long-term obligations:
     Long-term debt....................................................................       96,268      94,314
     Long-term capital lease obligations...............................................            -         111
                                                                                              96,268      94,425

Deferred income tax liabilities........................................................        7,505       6,690
Other liabilities......................................................................        7,094       6,710
                                                                                              14,599      13,400
Stockholders' equity:
     Common stock, par value $.01 per share. Authorized 50,000,000 shares, issued
         32,015,796 shares.............................................................          320         320
shares
     Additional paid-in capital........................................................       76,238      75,939
     Retained earnings.................................................................      127,262     111,588
     Cumulative translation adjustments................................................       (1,756)     (1,749)
                                                                                             202,064     186,098
Less:
     Treasury stock (5,146,399 shares in 1998 and 3,541,598 shares in 1997)............      (29,150)    (10,155)
                                                                                             172,914     175,943
                                                                                            $357,864    $351,009

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                            Year Ended December 31,
                                                                                         1998        1997         1996
    Net sales.......................................................................   $ 521,530   $ 477,060    $ 405,347
    Cost of sales...................................................................     410,359     376,319      321,036
         Gross profit...............................................................     111,171     100,741       84,311
    General, selling and administrative expenses....................................      68,951      59,272       51,974
         Operating profit...........................................................      42,220      41,469       32,337
    Other income (expense):
         Interest expense, net......................................................      (7,933)     (8,628)      (8,450)
         Other, net.................................................................         140        (398)        (670)
                                                                                          (7,793)     (9,026)      (9,120)
         Income before income taxes and minority interest...........................      34,427      32,443       23,217
    Income taxes....................................................................      12,350      11,399        7,979
         Income before minority interest............................................      22,077      21,044       15,238
    Minority interest...............................................................           8           -          (13)
         Net income.................................................................   $  22,085   $  21,044    $  15,225

    Earnings per share
         Basic......................................................................   $     .79   $     .74    $     .53
         Diluted....................................................................   $     .78   $     .72    $     .52

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                         1998        1997         1996
    Net income......................................................................   $  22,085   $  21,044    $  15,225
    Other comprehensive income:
      Foreign currency translation adjustment.......................................          (7)     (4,617)       5,219
    Comprehensive income............................................................   $  22,078   $  16,427    $  20,444

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
           (Dollars in thousands, except share and per share amounts)

                                   Common Stock
                                Number       Amount    Additional    Retained    Cumulative     Treasury    Total
                                  of                    Paid-in      Earnings    Translation     Stock
                              Shares (1)                Capital                  Adjustment
Balance at December 31,
     1995...................    32,015,796     $213      $74,967      $86,703      ($2,351)    ($4,038)    $155,494
Net income..................             -        -            -       15,225            -           -       15,225
Cash dividends ($.19 per
     share).................             -        -            -       (5,349)           -           -       (5,349)
Cumulative translation
     adjustment.............             -        -            -            -        5,219           -        5,219
Purchase of 465,126
     treasury shares........             -        -            -            -            -      (4,186)      (4,186)
Sales of 261,331 treasury
     shares.................             -        -          609            -            -         392        1,001
Balance at December 31,
     1996...................    32,015,796      213       75,576       96,579        2,868      (7,832)     167,404
Net income..................             -        -            -       21,044            -           -       21,044
Cash dividends ($.21 per
     share).................             -        -            -       (5,928)           -           -       (5,928)
Cumulative translation
     adjustment.............             -        -            -            -       (4,617)          -       (4,617)
Three-for-two stock split...                    107                      (107)                                    -
Purchase of 254,132
     treasury shares........             -        -            -            -            -      (2,921)      (2,921)
Sales of 230,808 treasury
     shares.................             -        -          363            -            -         598          961
Balance at December 31,
     1997...................    32,015,796      320       75,939      111,588       (1,749)    (10,155)     175,943
Net income..................             -        -            -       22,085            -           -       22,085
Cash dividends ($.23 per
     share).................             -        -            -       (6,411)           -           -       (6,411)
Cumulative translation
     adjustment.............             -        -            -            -           (7)          -           (7)
Purchase of 1,829,041
     treasury shares........             -        -            -            -            -     (19,898)     (19,898)
Sales of 224,240 treasury
     shares.................             -        -          299            -            -         903        1,202
Balance at December 31,
     1998...................    32,015,796    $ 320      $76,238     $127,262      ($1,756)   ($29,150)   $ 172,914

(1)      Reflects three-for-two stock split in December 1997, effected in the nature of a stock dividend.

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                      1998        1997        1996
     Cash flow from operating activities:
          Net income.............................................................    $22,085     $21,044     $ 15,225
          Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation, depletion, and amortization..........................     33,122      31,912      27,907
              Increase (decrease) in allowance for doubtful accounts.............        452        (116)      1,062
              Increase (decrease) in deferred income taxes.......................        815         177        (306)
              Increase (decrease) in other noncurrent liabilities................        311         777        (589)
              (Gain) loss on sale of depreciable assets..........................        (72)        111          63
              (Increase) decrease in current assets:
                   Accounts receivable...........................................    (10,915)     (8,678)    (15,450)
                   Inventories...................................................     (2,704)      6,925      (6,431)
                   Prepaid expenses..............................................       (335)       (607)        853
                   Current deferred tax asset....................................       (623)          2        (304)
              Increase (decrease) in current liabilities:
                   Accounts payable..............................................     (2,933)        513       5,613
                   Accrued income taxes..........................................      1,801       1,412         265
                   Accrued liabilities...........................................      5,881       7,391       5,211
                        Net cash provided by operating activities................     46,885      60,863      33,119
     Cash flow from investing activities:
          Proceeds from sale of depreciable assets...............................        556         787         889
          Sale of product line and mineral reserves..............................     13,176           -       5,888
          Acquisition of land, mineral reserves, and depreciable assets..........    (37,678)    (32,652)    (34,339)
          Advances to joint ventures.............................................     (1,521)     (1,233)     (1,495)
          (Increase) decrease in other assets....................................        369         343      (1,008)
                       Net cash used in investing activities.....................    (25,098)    (32,755)    (30,065)
     Cash flow from financing activities:
          Proceeds from issuance of debt.........................................     16,697       2,443      10,345
          Principal payments of debt and capital lease obligations...............    (12,761)    (20,818)     (3,606)
          Proceeds from sale of treasury stock...................................      1,202         961       1,001
          Purchase of treasury stock.............................................    (19,898)     (2,921)     (4,186)
          Dividends paid.........................................................     (6,411)     (5,928)     (5,349)
          Other..................................................................          -           -         105
                       Net cash used in financing activities.....................    (21,171)    (26,263)     (1,690)
     Rate change on cash.........................................................       (935)     (1,822)       (198)
     Net increase (decrease) in cash and cash equivalents........................       (319)         23       1,166
     Cash and cash equivalents at beginning of year..............................      3,077       3,054       1,888
     Cash and cash equivalents at end of year....................................   $  2,758    $  3,077    $  3,054
     Supplemental disclosures of cash flows information:
     Cash paid for:
          Interest...............................................................   $  7,615    $  8,908    $  9,029
          Income taxes ..........................................................   $ 10,301    $  9,479    $  6,759

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
           (Dollars in thousands, except share and per share amounts)

(1)      Summary of Significant Accounting Policies

         Company Operations

     AMCOL International Corporation (the Company) may be divided into three principal categories of operations: absorbent polymers, minerals and environmental. The Company also operates a transportation business primarily for delivery of its own products. In 1998, the Company's revenues are derived 42% from absorbent polymers, 32% from minerals, 20% from environmental and 6% from transportation operations. The Company's sales were approximately 53% domestic and 47% outside of the United States.

         Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries more than 50% owned by the Company are consolidated. All subsidiaries are wholly owned, except India (50%), Mexico (49%), China (49%), Egypt (25%) and Japan (19%). The Mexican, Chinese and Egyptian joint ventures were accounted for using the equity method in 1998. Prior thereto, the Chinese and Mexican venture were recorded at cost. The difference between the results based on the cost method and the equity method is immaterial. The Japanese investment is recorded at cost. All material intercompany balances and transactions, including profits on inventories, have been eliminated in consolidation.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

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

         Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is being amortized on the straight-line method over periods of five to 40 years. Other intangibles, including trademarks and noncompete agreements, are amortized on the straight-line method over periods of up to 10 years.

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

         Research and Development

     Research  and  development   costs,   included  in  general,   selling  and
administrative expenses, were approximately $6,839, $6,273 and $4,962 for the years ended December 31, 1998, 1997 and 1996.

         Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options. Earnings per share calculations reflect a three-for-two stock split in December 1997, effected in the nature of a stock dividend. A reconciliation between the number of shares used to compute basic and diluted earnings per share follows:

                                                                                1998           1997           1996
Weighted average of common shares outstanding for the year..............      27,918,391     28,488,527     28,697,736
Dilutive impact of stock options........................................         467,469        636,641        596,753
Weighted average of common and common equivalent shares for the year....      28,385,860     29,125,168     29,294,489

Common shares outstanding at December 31................................      26,869,397     28,474,198     28,497,522

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

         Impairment of Long-Lived Assets

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         Stock Option Plans

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans.

         Reclassifications

     Certain items in the 1997 and 1996 consolidated  financial  statements have
been   reclassified  to  comply  with  the  consolidated   financial   statement
presentation for 1998.

(2)      Business Segment and Geographic Area Information

     The Company operates in three major industry segments: absorbent polymers, minerals and environmental. The Company also operates a transportation business. The absorbent polymers segment produces and distributes superabsorbent polymers primarily for use in consumer markets. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to both the Company's plants and outside customers.

     The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. Intersegment sales are insignificant. The Company measures segment profit as operating profit. Operating profit is defined as sales less cost of sales and general, selling and administrative expenses related to a segment's operations, but costs do not include interest or income taxes.

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

(2)      Business Segment and Geographic Area Information (Continued)

     Export sales included in the United States were approximately $70,442, $54,863 and $39,610 for the years ended December 31, 1998, 1997 and 1996.
Procter & Gamble, a customer of the absorbent polymer segment, accounted for approximately 15% of consolidated sales in 1998.

     The following summaries set forth certain financial information by business segment and geographic area for the years ended December 31, 1998, 1997 and 1996.

                                                                                  1998        1997         1996
Business Segment:
      Revenues:
              Absorbent polymers............................................     $ 221,093   $ 195,944   $ 153,866
              Minerals......................................................       164,049     162,895     145,623
              Environmental.................................................       104,501      88,421      81,480
              Transportation................................................        31,887      29,800      24,378
                  Total.....................................................     $521,530    $477,060    $ 405,347
      Operating profit:
              Absorbent polymers............................................     $  33,251   $  28,863   $  19,627
              Minerals......................................................        10,131      11,634       7,998
              Environmental.................................................         9,194      10,268      12,090
              Transportation................................................         1,635       1,642       1,236
              Corporate.....................................................       (11,991)    (10,938)     (8,614)
                  Total.....................................................     $  42,220   $  41,469   $  32,337
      Assets:
              Absorbent polymers............................................     $ 131,914   $ 135,076   $ 148,405
              Minerals......................................................       121,085     129,484     123,591
              Environmental.................................................        83,674      68,268      65,360
              Transportation................................................           932       1,209       1,167
              Corporate.....................................................        20,259      16,972      12,185
                  Total.....................................................     $ 357,864   $ 351,009   $ 350,708
      Depreciation, depletion and amortization:
              Absorbent polymers............................................     $  14,763   $  14,032   $  11,179
              Minerals......................................................        10,306      11,110      11,520
              Environmental.................................................         6,249       5,126       3,908
              Transportation................................................            70          66          43
              Corporate.....................................................         1,734       1,578       1,257
                  Total.....................................................     $  33,122   $  31,912   $  27,907
      Capital expenditures:
              Absorbent polymers............................................     $   9,640   $   4,802   $  17,358
              Minerals......................................................        12,396      14,494      10,397
              Environmental.................................................        11,175       6,598       5,414
              Transportation................................................            30         112          26
              Corporate.....................................................         4,437       6,646       1,144
                  Total.....................................................     $  37,678   $  32,652   $  34,339

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(2)      Business Segment and Geographic Area Information (Continued)

                                                                                  1998        1997        1996
Geographic area:
     Sales to unaffiliated customers from:
         North America......................................................    $ 349,815    $ 343,114   $ 281,678
         Europe.............................................................      163,540      131,102     121,450
         Asia                                                                       5,812            -           -
         Australia..........................................................        2,363        2,844       2,219
              Total.........................................................    $ 521,530    $ 477,060   $ 405,347
     Sales or transfers between geographic areas:
         North America......................................................    $   5,384    $   3,575   $  15,858
         Europe.............................................................           27            -           -
              Total.........................................................    $   5,411    $   3,575   $  15,858
     Operating profit from:
         North America......................................................    $  32,519    $  26,156   $  23,757
         Europe.............................................................        9,491       15,003       8,667
         Australia..........................................................          162          305         202
         Asia                                                                          48            -           -
         Adjustments and eliminations.......................................            -            5        (289)
              Total.........................................................    $  42,220    $  41,469   $  32,337
     Identifiable assets in:
         North America......................................................    $ 225,044    $ 244,581   $ 243,390
         Europe.............................................................      114,573      100,671     105,909
         Australia..........................................................        1,940        2,102       2,069
         Asia                                                                      16,307        3,780           -
         Adjustments and eliminations.......................................            -         (125)       (660)
              Total.........................................................    $ 357,864    $ 351,009   $ 350,708

(3)      Inventories

  Inventories consisted of:                                                                    1998        1997
     Advance mining.......................................................................   $   2,412    $   2,199
     Crude stockpile inventories..........................................................      15,174       15,564
     In-process inventories...............................................................      19,113       16,912
     Other raw material, container, and supplies inventories..............................      15,394       14,714
                                                                                             $  52,093    $  49,389

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(4)      Property, Plant, Equipment, and Mineral Rights and Reserves

         Property, plant, equipment and mineral rights and reserves consisted of the following:

                                                                            December 31,            Depreciation/
                                                                                                     Amortization
                                                                          1998         1997          Annual Rates
    Mineral rights and reserves.....................................    $  6,622     $  5,931
    Other land......................................................       6,799        5,934
    Buildings and improvements......................................      57,305       57,929       4.9% to 25.0%
    Machinery and equipment.........................................     254,955      248,681       10.0% to 50.0%
                                                                        $325,681     $318,475

         Depreciation and depletion were charged to income as follows:

                                                                                   1998        1997        1996
Depreciation expense........................................................     $29,617     $28,922     $25,249
Depletion expense...........................................................         367         368         593
                                                                                 $29,984     $29,290     $25,842

(5)       Income Taxes

     The components of the provision for domestic and foreign income tax expense for the years ended December 31, 1998, 1997 and 1996 consisted of:

                                                                                      1998         1997        1996
      Income before income taxes and minority interest:
           Domestic...............................................................   $  30,469   $  26,023    $  21,910
           Foreign................................................................       3,958       6,420        1,307
                                                                                     $  34,427   $  32,443    $  23,217
      Provision for income taxes:
           Domestic Federal
              Current.............................................................   $  10,650   $   8,818    $   6,285
              Deferred............................................................      (2,562)     (1,027)        (313)
           Domestic State
              Current.............................................................       1,318       1,471          837
              Deferred............................................................        (256)       (118)         (26)
           Foreign
              Current.............................................................         190         931        1,467
              Deferred............................................................       3,010       1,324         (271)
                                                                                     $  12,350   $  11,399    $   7,979

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(5)      Income Taxes (Continued)

     The components of the deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                                                                 1998        1997
    Deferred tax assets:
         Accounts receivable, due to allowance for doubtful accounts........................   $   1,061    $     767
         Inventories, due to additional costs inventoried for tax purposes pursuant to the
          Tax Reform Act of 1986 and reserve for obsolete inventories.......................         686          899
         Net operating loss carryforward, principally foreign...............................       1,158        3,915
         Minimum pension liability..........................................................       1,759        1,313
         Other..............................................................................       4,068        2,890
            Total deferred tax assets.......................................................       7,932        9,784
         Valuation allowance................................................................        (800)           -
            Net deferred tax assets.........................................................       7,132        9,784
    Deferred tax liabilities:
         Plant and equipment, due to differences in depreciation............................      (8,873)     (10,969)
         Land and mineral reserves, due to differences in depletion.........................      (1,969)      (2,033)
         Inventories, due to change in accounting method from LIFO to FIFO..................        (366)        (549)
         Other..............................................................................         278          161
            Total deferred tax liabilities..................................................     (10,930)     (13,390)
            Net deferred tax liability......................................................   $  (3,798)   ($  3,606)

     The Company recorded a valuation allowance in 1998 for the tax effect of the net operating loss of its U.K. minerals unit that resulted in a net operating loss carryforward. It is more likely than not that future operations will generate sufficient taxable income to realize the net deferred tax assets.

     The following analysis reconciles the statutory Federal income tax rate to the effective tax rates:

                                                             1998                      1997                       1996
                                                      Amount      Percent      Amount       Percent       Amount       Percent
                                                                 of Pretax                 of Pretax                  of Pretax
                                                                   Income                   Income                     Income
     Domestic and foreign taxes on income at
        United States statutory rate.............   $  12,049      35.0%      $  11,355     35.0%        $  8,126      35.0%
     Increase (decrease) in taxes resulting from:
           Percentage depletion..................      (1,017)     (3.0)           (595)    (1.8)            (263)     (1.1)
           State taxes...........................       1,318       3.8           1,471      4.5              847       3.7
           FSC commission........................      (1,353)     (3.9)         (1,158)    (3.6)          (1,106)     (4.8)
           Valuation allowance...................         800       2.3               -        -                -         -
           Other.................................         553       1.7             326      1.0              375       1.6
                                                    $  12,350      35.9%      $  11,399     35.1%        $  7,979      34.4%

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(6)      Long-term Debt

     Long-term debt consisted of the following:                                                   December 31,
                                                                                               1998        1997
  Short-term debt supported by revolving credit agreement.................................    $  67,410   $  52,817
  Term note, at 9.68% (Series D)..........................................................        2,840       5,700
  Term note, at 7.36% (Series A)..........................................................       11,500      21,000
  Term note, at 7.83% (Series B)..........................................................       10,000      10,000
  Term note, at 8.10% (Series C)..........................................................       15,000      15,000
  Other notes payable.....................................................................        6,524       4,653
                                                                                                113,274     109,170
  Less current portion....................................................................       17,006      14,856
                                                                                              $  96,268   $  94,314

     The Company has a committed $125,000 revolving credit agreement, which matures October 31, 2003, with an option to extend for three one-year periods. As of December 31, 1998, there was $58,173 available in unused lines of credit. The revolving credit note is a multi-currency agreement, which allows the Company to borrow at an adjusted LIBOR rate plus .25% to .75%, depending upon debt to capitalization ratios and the amount of the credit line used.

     Maturities of long-term debt at December 31, 1998, are as follows:

                                               1999        2000        2001         2002        2003      Thereafter
      Short-term debt supported by
          revolving credit agreement......    $     -      $     -     $     -     $     -      $67,410     $     -
      Term note, at 9.68% (Series D)......      2,840            -           -           -            -           -
      Term note, at 7.36% (Series A)......     11,500            -           -           -            -           -
      Term note, at 7.83% (Series B)......          -            -       5,000       5,000            -           -
      Term note, at 8.10% (Series C)......          -            -           -           -            -      15,000
      Other notes payable.................      2,666        3,858           -           -            -           -
                                              $17,006      $ 3,858     $ 5,000     $ 5,000      $67,410     $15,000

     The estimated fair value of the term notes above at December 31, 1998, was $42,271 based on discounting future cash payments at current market interest rates for loans with similar terms and maturities.

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

(7)      Market Risks and Financial Instruments

     As a multinational corporation that manufactures and markets products in countries throughout the world, the Company is subject to certain market risks, including foreign currency, interest rates and government actions. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes.

Exchange Rate Sensitivity

     The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposures are to changes in exchange rates for the U.S. dollar versus the German mark, the British pound, the Canadian dollar, the Australian dollar, the Mexican peso, the Thai baht and the Korean won.

     The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged transactions. As of December 31, 1998, the Company had outstanding foreign currency contracts to sell the equivalent of $3.0 million of British pounds to hedge raw material purchases. The fair value of these agreements results in an immaterial unrecognized loss at December 31, 1998.

Interest Rate Sensitivity

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (US), German marks (DM), British pounds (BP), Norwegian kroner
(NOK), Singapore dollar (SDG), Korean won (WON) and Thai baht (THB) as indicated in parentheses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(7)      Market Risks and Financial Instruments (Continued)

                                                                 Expected Maturity Date
                                   1999       2000       2001      2002       2003    Thereafter     Total       Fair
                                                                                                                Value
(US$ Equivalent in millions)
Long-term debt:
     Fixed rate (US)..........    $ 14,340          -   $ 5,000   $  5,000         -   $ 15,000     $ 39,340     42,271
     Average interest rate....        7.8%          -      7.8%      7.8%          -       8.1%            -          -
     Variable rate (US).......      27,233        117         -          -         -          -       27,350     27,350
     Average interest rate....        5.8%       5.3%         -          -         -          -            -          -
     Variable rate (BP).......      26,009          -         -          -         -          -       26,009     26,009
     Average interest rate....        6.8%          -         -          -         -          -            -          -
     Variable rate (DM).......      16,181          -         -          -         -          -       16,181     16,181
     Average interest rate....        3.6%          -         -          -         -          -            -          -
     Variable rate (NOK)......         646        518         -          -         -          -        1,164      1,164
     Average interest rate....       10.2%       9.9%         -          -         -          -            -          -
     Variable rate (SDG)......           7          5         -          -         -          -           12         12
     Average interest rate....        5.4%       5.4%         -          -         -          -            -          -
     Variable rate (WON)......         416          -         -          -         -          -          416        416
     Average interest rate            9.2%          -         -          -         -          -            -          -
     Variable rate (THB)......       2,802          -         -          -         -          -        2,802      2,802
     Average interest rate....        9.9%          -         -          -         -          -            -          -
                                    87,634        640     5,000      5,000         -     15,000      113,274    116,205
     Debt to be refinanced....     (70,628)     3,218         -          -    67,410          -            -          -
Total.........................    $ 17,006   $  3,858   $ 5,000   $  5,000   $67,410   $ 15,000     $113,274   $116,205

     The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to exchange variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreements. At December 31, 1998, the Company had one interest rate swap outstanding, which expires in September 2002, in a notional amount of $15.0 million. The fair value of this agreement results in an unrecognized loss at December 31, 1998, of $738.

     The Company is exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks. The Company's accounts receivable financial instruments, other than those discussed above, are carried at amounts that approximate fair value.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

 (8)     Leases

     The Company leases certain railroad cars, trailers, computer software, office equipment, and office and plant facilities. Total rent expense under operating lease agreements was approximately $3,535, $3,560 and $4,299 in 1998, 1997 and 1996, respectively.

     Railroad cars and computer software under capital leases are included in machinery and equipment as follows:

                                                                                               December 31,
                                                                                            1998          1997
   Railroad cars and computer software................................................    $ 1,768        $ 1,768
         Less accumulated amortization................................................      1,712          1,603
                                                                                          $    56        $   165

     The following is a schedule of future minimum lease payments for the capital leases and for operating leases (with initial terms in excess of one year) as of December 31, 1998:

                                                                               Operating Leases
                                                                Capital     Domestic     Foreign      Total
                                                                 Leases
Year ending December 31:
      1999..................................................       114          3,409       393         3,802
      2000..................................................         -          2,116       230         2,346
      2001..................................................         -          1,640       130         1,770
      2002..................................................         -          1,441        13         1,454
      2003..................................................         -          1,395         -         1,395
      Thereafter............................................         -          6,265         -         6,265
Total minimum lease payments................................       114        $16,266     $ 766       $17,032
Less amount representing interest...........................         3
Present value of net minimum lease payments.................     $ 111

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

(9)      Employee Benefit Plans (continued)

     The following tables set forth pension obligations included in the Company's balance sheet at December 31, 1998 and 1997:

                                                                                            Pension Benefits
                                                                                           1998          1997
Change in benefit obligations:
Beginning benefit obligation........................................................     $ 21,583      $ 18,107
Service cost........................................................................        1,510         1,284
Interest cost.......................................................................        1,481         1,327
Plan amendment......................................................................            -           270
Actuarial loss......................................................................        1,258         1,490
Benefits paid.......................................................................       (1,050)         (895)
Ending benefit obligation...........................................................     $ 24,782      $ 21,583

Change in plan assets:
Beginning fair value................................................................     $ 19,685      $ 16,586
Actual return.......................................................................         (209)        3,994
Company contribution................................................................            -             -
Benefits paid.......................................................................       (1,050)         (895)
Ending  fair value..................................................................      $18,426      $ 19,685

Funded status of the plan...........................................................   ($   6,356)     ($ 1,898)
Unrecognized actuarial and investment (gains) losses, net...........................        2,035        (1,166)
Prior service cost..................................................................          661           697
Transition asset....................................................................         (908)       (1,045)
Accrued pension cost liability......................................................   ($   4,568)     ($ 3,412)

Pension cost in 1998, 1997 and 1996 was comprised of:                             1998        1997        1996
Service cost - benefits earned during the year..............................    $  1,510     $  1,284    $  1,108
Interest cost on accumulated benefit obligation.............................       1,481        1,327       1,171
Expected return on plan assets..............................................      (1,733)      (1,455)     (1,471)
Net amortization and deferral...............................................        (101)        (115)       (134)
Net periodic pension cost...................................................    $  1,157    $  1,041     $    674

     The Company's pension benefit plan was valued as of October 1, 1998 and 1997, respectively. The plan assets are invested in common stocks, corporate bonds and notes, and guaranteed income contracts purchased from insurance companies.

     The actuarial assumptions for 1998 and 1997, respectively, were as follows: the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5% and 7.0%; the rate of increase in future compensation levels was 5.00% and 5.25%; and the expected long-term rate of return on plan assets was 9.0% for both years.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(9)      Employee Benefit Plans (continued)

     In addition to the ERISA qualified plan outlined above, the Company has a supplementary pension plan that replaces those benefits that are lost as a result of ERISA limitations. The unfunded, accrued liability for this plan was $636 at September 30, 1998.

     The Company also has a savings plan for its U.S. personnel. The Company has contributed an amount equal to an employee's contribution up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $1,280 in 1998, $1,233 in 1997 and $1,130 in 1996. The Company also has a deferred compensation plan and a 401(k) restoration plan for its executives.

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

                                                                                    1998        1997        1996
Net income:........................    As reported.............................    $ 22,085    $ 21,044    $  15,225
                                       Pro forma...............................    $ 20,966    $ 20,115    $  14,775

Basic earnings per share:..........    As reported.............................    $    0.79   $    0.74   $    0.53
                                       Pro forma...............................    $    0.75   $    0.71   $    0.51

Diluted earnings per share:........    As reported.............................    $    0.78   $    0.72   $    0.52
                                       Pro forma...............................    $    0.74   $    0.69   $    0.51

     Under the stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant. For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                                                    1998        1997        1996
Risk-free interest rate......................................................       5.6%        6.2%        5.3%
Expected life of option......................................................      6 yrs       6 yrs        6 yrs
Expected dividend yield of stock.............................................       1.7%        1.6%        1.8%
Expected volatility of stock.................................................       40%         42%          42%

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10) Stock Option Plans (Continued)

     The Company reserved 2,700,000, 1,260,000, and 510,000 shares of its common stock for issuance of incentive and nonqualified stock options to its directors, officers and key employees in its 1983 Incentive Stock Option Plan, 1993 Stock Plan and 1987 Nonqualified Stock Option Plan, respectively. Options awarded under these plans, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value at the time of grant. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Compensation Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.

     These plans are expired as of December 31, 1998, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire.

       1983 Incentive Stock Option Plan                 1998                   1997                   1996
                                                 Shares    Weighted     Shares    Weighted     Shares    Weighted
                                                            Average                Average                Average
                                                           Exercise               Exercise               Exercise
                                                             Price                  Price                  Price
Options outstanding at January 1.............    611,184     $ 4.88     771,584     $ 4.53   1,047,641     $ 4.12
Granted......................................          -          -           -          -           -          -
Exercised....................................   (130,966)      3.35    (157,115)      3.18    (253,833)      2.67
Cancelled....................................    (10,170)      6.91      (3,285)      4.84     (22,224)      6.53
Options outstanding at December 31...........    470,048       5.26     611,184       4.88     771,584       4.53
Options exercisable at December 31...........    470,048                552,368                621,665
Shares available for future grant at December 31       -                      -                      -

               1993 Stock Plan                          1998                   1997                   1996
                                                 Shares    Weighted     Shares    Weighted     Shares    Weighted
                                                            Average                Average                Average
                                                           Exercise               Exercise               Exercise
                                                             Price                  Price                  Price
Options outstanding at January 1.............    930,205    $ 10.92     665,048    $ 10.48     477,250    $ 10.85
Granted......................................    285,065      13.13     287,772      11.83     284,366       9.68
Exercised....................................    (17,374)      8.90     (11,286)      8.99           -          -
Cancelled....................................    (85,813)     10.86     (11,329)     10.69     (96,568)      9.92
Options outstanding at December 31...........  1,112,083      11.52     930,205      10.92     665,048      10.48
Options exercisable at December 31...........    378,363                125,229                 51,684
Shares available for future grant at December 31       -                318,509                594,952

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10)     Stock Option Plans (Continued)

     1987 Nonqualified Stock Option Plan                1998                   1997                   1996
                                                 Shares    Weighted     Shares    Weighted     Shares    Weighted
                                                            Average                Average                Average
                                                           Exercise               Exercise               Exercise
                                                             Price                  Price                  Price
Options outstanding at January 1.............    182,838    $  5.07     229,284    $  3.68     226,284    $  3.43
Granted......................................          -          -      21,000      12.00      10,500       7.75
Exercised....................................    (75,900)      2.64     (62,400)      1.94      (7,500)      1.95
Cancelled....................................          -          -      (5,046)      9.51           -          -
Options outstanding at December 31...........    106,938       6.79     182,838       5.07     229,284       3.68
Options exercisable at December 31...........     70,432                136,705                189,336
Shares available for future grant at December 31       -                179,862                195,816

1998 Long-Term Incentive Plan

     The Company reserved 1,900,000 shares of its common stock for issuance to its officers, directors and key employees. This plan provides for the award of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. To date, only nonqualified stock options have been awarded. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value at the time of grant. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Compensation Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.

                                                              1998
                                                       Shares    Weighted
                                                                  Average
                                                                 Exercise
                                                                   Price
Options outstanding at January 1...................          -   $      -
Granted............................................     20,000      14.06
Exercised..........................................          -          -
Cancelled..........................................          -          -
Options outstanding at December 31.................     20,000      14.06
Options exercisable at December 31.................          -
Shares available for future grant at December 31...  1,880,000

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10)     Stock Option Plans (Continued)

         All Stock Option Plans

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                                           Options Outstanding            Options Exercisable
     Range of exercise prices          Number of         Weighted        Weighted       Number of      Weighted
                                         Shares          Average          Average        Shares        Average
                                                        Remaining        Exercise                      Exercise
                                                       Contractual         Price                        Price
                                                       Life (Yrs.)
    $ 1.945       -       $ 7.833         525,848          2.95          $ 5.007           520,448     $ 4.978
      8.250       -        11.833         750,871          7.00           10.545           272,170      10.056
     12.000       -        13.667         412,350          7.70           13.234           126,225      13.667
     14.060       -        14.060          20,000          9.36           14.060                 -           -
               Total                    1,709,069          5.95          $ 9.531           918,843       7.676

(11)     Accrued Liabilities

                                                                                              1998       1997
Estimated accrued severance taxes.......................................................    $   2,393   $   2,169
Accrued employee benefits...............................................................        4,572       3,501
Accrued vacation pay....................................................................        1,944       1,835
Accrued dividends.......................................................................        1,615       1,565
Accrued bonus...........................................................................        2,915       2,011
Accrued commissions.....................................................................        4,987       3,630
Other...................................................................................       13,093      10,927
                                                                                            $  31,519   $  25,638

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(12)     Quarterly Results (Unaudited)

     Unaudited summarized results for each quarter in 1998 and 1997 are as follows:

                                                                                  1998 Quarter
                                                                 First        Second         Third        Fourth
Absorbent polymers..........................................    $   54,656    $   52,047    $   53,922    $   60,468
Minerals....................................................        44,388        39,495        39,077        41,089
Environmental...............................................        15,695        26,546        35,179        27,081
Transportation.............................................          6,818         7,547         9,226         8,296
      Net sales.............................................    $  121,557    $  125,635    $  137,404    $  136,934
Absorbent polymers..........................................    $   10,624    $   10,631    $   11,607    $   13,596
Minerals....................................................         7,319         6,924         6,810         7,346
Environmental...............................................         4,761         8,635        10,655         8,591
Transportation..............................................           831           895         1,030           916
      Gross profit..........................................    $   23,535    $   27,085    $   30,102    $   30,449
Absorbent polymers..........................................    $    7,534    $    7,560    $    8,394    $    9,763
Minerals....................................................         2,986         2,755         1,767         2,623
Environmental...............................................            54         2,822         4,325         1,993
Transportation..............................................           346           380           508           401
Corporate...................................................        (3,075)       (2,526)       (3,081)       (3,309)
      Operating profit......................................    $    7,845    $   10,991    $   11,913    $   11,471
Net income..................................................    $    3,458    $    5,758    $    6,673    $    6,196
Basic earnings per share....................................    $    0.12     $    0.20     $    0.24     $    0.23
Diluted earnings per share:.................................    $    0.12     $    0.20     $    0.24     $    0.23

                                                                                   1997 Quarter
                                                                 First        Second         Third         Fourth
Absorbent polymers..........................................    $   45,161    $   45,041    $   51,466    $   54,276
Minerals....................................................        39,258        38,563        39,826        45,248
Environmental...............................................        16,565        22,778        27,181        21,897
Transportation.............................................          6,934         7,108         7,657         8,101
      Net sales.............................................    $  107,918    $  113,490    $  126,130    $  129,522
Absorbent polymers..........................................    $    9,593    $    8,830    $   11,248    $   11,290
Minerals....................................................         6,105         6,400         7,212         7,568
Environmental...............................................         5,238         7,567         8,937         7,054
Transportation..............................................           875           906           944           974
      Gross profit..........................................    $   21,811    $   23,703    $   28,341    $   26,886
Absorbent polymers..........................................    $    6,578    $    6,225    $    7,916    $    8,144
Minerals....................................................         2,230         2,479         3,287         3,638
Environmental...............................................           929         3,002         4,319         2,018
Transportation..............................................           371           395           444           432
Corporate...................................................        (2,804)       (2,635)       (2,711)       (2,788)
      Operating profit......................................    $    7,304    $    9,466    $   13,255    $   11,444
Net income..................................................    $    3,173    $    4,282    $    6,970    $    6,619
Basic earnings per share:...................................    $    0.11     $    0.15     $    0.25     $    0.23
Diluted earnings per share:.................................    $    0.11     $    0.15     $    0.24     $    0.23

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

                                                                      Additions
  Year                Description                Balance at     Charged to     Charged     Other charges     Balance
                                                  beginning     costs and     to other    add (deduct) (1)    at end
                                                   of year       expenses    account  s                         of
                                                                                                               year
  1998   Allowance for doubtful accounts           $ 2,547       $ 3,469       $    -           ($3,017)      $2,999
  1997   Allowance for doubtful accounts           $ 2,663       $ 1,644       $    -           ($1,760)      $2,547
  1996   Allowance for doubtful accounts           $ 1,601       $ 2,013       $    -           ($  951)      $2,663

(1)      Bad debts written off.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 1999

                                   AMCOL INTERNATIONAL CORPORATION

                                   By:    /s/   John Hughes
                                   John Hughes
                                   Chairman of the Board and
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/   John Hughes               March 19, 1999
John Hughes
Chairman of the Board and Chief Executive Officer
and Director


   /s/   Lawrence E. Washow        March 19, 1999
Lawrence E. Washow
President and Chief Operating
Officer and Director


   /s/   Paul G. Shelton           March 19, 1999
Paul G. Shelton
Senior Vice President and Chief Financial
Officer; Treasurer and Director


   /s/   C. Eugene Ray             March 19, 1999
C. Eugene Ray
Director


   /s/   Jay D. Proops             March 19, 1999
Jay D. Proops
Director


   /s/   James A. McClung          March 19, 1999
James A. McClung
Director


   /s/   Robert E. Driscoll, III   March 19, 1999
Robert E. Driscoll, III
Director

   /s/   Raymond A. Foos           March 19, 1999
Raymond A. Foos
Director


   /s/   Clarence O. Redman        March 19, 1999
Clarence O. Redman
Director


   /s/   Arthur Brown              March 19, 1999
Arthur Brown
Director


   /s/   Dale E. Stahl             March 19, 1999
Dale E. Stahl
Director


   /s/   Audrey L. Weaver          March 19, 1999
Audrey L. Weaver
Director


   /s/   Paul C. Weaver            March 19, 1999
Paul C. Weaver
Director

                                INDEX TO EXHIBITS


Exhibit
Number
   3.1     Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
   3.2     Bylaws of the Company (10)
   4       Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
o  10.1    AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
   10.3    Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2,
           1997 (13)
o  10.4    AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
o  10.5    Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)
o  10.6    Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)
o  10.7    Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow (14)
o  10.8    Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)
o  10.9    Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)
   10.10   AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
o  10.11   AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
   10.12   Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank,
           individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4,
           1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended,
           Second Amendment to Credit Agreement dated March 28, 1996, Third Amendment to Credit Agreement dated
           September 12, 1996 (11) and Fourth Amendment to Credit Agreement dated December 15, 1998.
   10.13   Note Agreement dated October 1, 1994, between AMCOL International Corporation and Principal Mutual Life
           Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996 (11);
           Second Amendment of Note Agreement dated December 15, 1998.
o  10.14   Change in Control Agreement dated August 21, 1996 by and between Registrant and Frank B. Wright, Jr. (11)
o  10.15   Change in Control Agreement dated February 17, 1998 by and between Registrant and Gary L. Castagna (14)
o  10.16   AMCOL International Corporation 1998 Long-Term Incentive Plan (15)
o  10.17   Change in Control Agreement dated February 4, 1999 by and between Registrant and Ryan F. McKendrick
   21      Subsidiaries of the Company
   23      Consent of KPMG LLP
   27      Financial Data Schedule


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

o          Management contract or compensatory plan or arrangement required to be filed as an exhibit to this
           Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.