Form 10-Q
period 1999-03-31
AMCOL INTERNATIONAL CORP
filed 1999-04-19
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                                                        or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding at April 16, 1999
 (Common stock, $.01 par value)                                26,717,762

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                        Page No.

Part I - Financial Information

  Item 1 Financial Statements
           Condensed Consolidated Balance Sheet -
           March 31, 1999 and December 31, 1998                               1

           Condensed Consolidated Statement of Operations -
           three months ended March 31, 1999 and 1998                         2

           Condensed Consolidated Statement of Comprehensive Income -
           three months ended March 31, 1999 and 1998                         2

           Condensed Consolidated Statement of Cash Flows -
           three months ended March 31, 1999 and 1998                         3

           Notes to Condensed Consolidated Financial Statements               4


  Item 2 Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                5


Part II - Other Information

  Item 6  Exhibits and Reports on Form 8-K                                    8

                         Part I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                         March 31,              December 31,
                                                                            1999                    1998
                                                                    ---------------------    -------------------
Current assets:                                                                                      *
     Cash and cash equivalents                                             $   6,284                $   2,758
     Accounts receivable, net                                                 93,330                  100,074
     Inventories                                                              47,632                   52,093
     Prepaid expenses                                                          5,150                    5,444
     Current deferred tax asset                                                3,709                    3,707
         Total current assets                                                156,105                  164,076

Investment in and advances to joint ventures                                   4,425                    4,556

Property, plant, equipment and mineral reserves                              329,533                  325,681
     Less accumulated depreciation                                           160,357                  154,203
                                                                             169,176                  171,478

Intangible assets, net                                                        15,513                   16,308

Other long-term assets, net                                                    1,111                    1,446
                                                                           $ 346,330                $ 357,864

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                          $  16,334                $  17,117
     Accounts payable                                                         16,351                   21,969
     Accrued liabilities                                                      35,102                   34,997
         Total current liabilities                                            67,787                   74,083

Long-term debt                                                                88,938                   96,268

Deferred credits and other liabilities                                        15,041                   14,599

Stockholders' equity:
     Common stock                                                                320                      320
     Additional paid-in capital                                               76,055                   76,238
     Foreign currency translation adjustment                                  (2,697)                  (1,756)
     Retained earnings                                                       131,396                  127,262
     Treasury stock                                                          (30,510)                 (29,150)
                                                                             174,564                  172,914
                                                                           $ 346,330                $ 357,864

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

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                    ----------------------------------------------
                                                                           1999                      1998
                                                                    --------------------      --------------------
Net sales                                                                $    128,959            $    121,557
Cost of sales                                                                  98,606                  98,022
     Gross profit                                                              30,353                  23,535
General, selling and administrative expenses                                   19,611                  15,690
     Operating profit                                                          10,742                   7,845
Other income (expense):
     Interest expense, net                                                     (1,869)                 (2,111)
     Other income, net                                                             (9)                   (331)
                                                                               (1,878)                 (2,442)
     Income before income taxes and minority interests                          8,864                   5,403
Income taxes                                                                    3,191                   1,945
                                                                                5,673                   3,458
Minority interests in income of joint ventures                                     66                       -
     Net income                                                          $      5,739            $      3,458

Weighted average common shares                                             26,790,025              28,491,827
Weighted average common and common
     equivalent shares                                                     27,010,240              29,115,871

Earnings per share
     Basic                                                               $        .21            $        .12
     Diluted                                                             $        .21            $        .12

Dividends declared per share                                             $        .06            $        .055

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                                               Quarter Ended March 31,
                                                                    ----------------------------------------------
                                                                           1999                      1998
                                                                    --------------------      --------------------
Net income                                                               $   5,739               $   3,458
Other comprehensive income:
  Foreign currency translation adjustment                                     (941)                    547
Comprehensive income                                                     $   4,798               $   4,005

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Three Months Ended March 31,
                                                                    ----------------------------------------------
                                                                           1999                        1998
                                                                    --------------------      --------------------
Cash flow from operating activities:
     Net income                                                          $  5,739                $  3,458
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                          9,184                   8,209
         Other                                                              1,422                     605
         (Increase)/decrease in current assets                             10,840                  (5,818)
         Increase/(decrease) in current liabilities                        (5,513)                  3,281

         Net cash provided by operating activities                         21,672                   9,735

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                  (8,668)                 (5,540)
     Other                                                                  1,783                    (606)

         Net cash used in investing activities                             (6,885)                 (6,146)

Cash flow from financing activities:
     Net change in outstanding debt                                        (8,113)                   (881)
     Dividends paid                                                        (1,605)                 (1,568)
     Treasury stock transactions                                           (1,543)                 (2,033)
     Other                                                                      -                      22

         Net cash used in financing activities                            (11,261)                 (4,460)

Net increase (decrease) in cash and cash equivalents                        3,526                    (871)

Cash and cash equivalents at beginning of period                            2,758                   3,077

Cash and cash equivalents at end of period                               $  6,284                $  2,206

Supplemental disclosure of cash flows information

Cash paid for:
     Interest                                                            $    936                $  1,183

     Income taxes                                                        $  4,192                $    298

              The accompanying notes are an integral part of these
                        condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1: BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1998, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1998, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1998. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Form 10-K which accompanies the 1998 Corporate Report.

     The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     Certain items in the 1998 consolidated financial statements have been reclassified to comply with the consolidated financial statement presentation for 1999.

Note 2: INVENTORIES

     Inventories at March 31, 1999 have been valued using the same methods as at December 31, 1998. The composition of inventories at March 31, 1999 and December 31, 1998, was as follows:

                                                                        March 31, 1999            December 31, 1998
                                                                    -----------------------     -----------------------

Crude stockpile and in-process inventories                               $   34,267                  $   36,699
Other raw material, container and supplies inventories                       13,365                      15,394

                                                                         $   47,632                  $   52,093

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures. As of March 31, 1999, derivatives outstanding were related to foreign currency hedging and an interest rate swap with a notional amount on $15 million of the outstanding revolving credit.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 1999 vs. 1998

     Net sales increased by $7.4 million, or 6.1%, and gross profits and operating profits increased by $6.8 million, or 29.0%, and $2.9 million, or 36.9%, respectively. Net sales increased in all segments with the exception of minerals. Gross and operating profits were higher in all segments. Selling, general and administrative expenses increased by $3.9 million, or 25.0%, from the prior-year quarter. The reasons for the increased expenses are included in the following segment discussions. Net interest expense decreased by $.2 million, or 11.5%, as March 31, 1999, debt (both long-term and short-term, net of cash) decreased by $7.4 million, or 6.9%, from the prior-year quarter, coupled with a lower weighted average interest rate for 1999. Diluted earnings per share were $.21 for the 1999 quarter compared with $.12 for the 1998 quarter on 7.2% fewer weighted average common and common equivalent shares outstanding. A brief discussion by business segment follows:

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 58,324        100.0%      $ 54,656        100.0%      $  3,668            6.7%
Cost of  sales                      44,609         76.5%        44,032         80.6%
   Gross profit                     13,715         23.5%        10,624         19.4%         3,091           29.1%
General, selling and
  Administrative expenses            4,188          7.2%         3,090          5.7%         1,098           35.5%
   Operating profit                  9,527         16.3%         7,534         13.7%         1,993           26.5%

     Revenues increased by $3.7 million, or 6.7%, over the prior-year period. The gross profit margin improved by approximately 21% to 23.5% in the 1999 quarter. Lower raw material costs were the primary reason for the improved profitability. Selling, general and administrative expenses for 1999 included additional expenses associated with the Thailand plant currently under construction, increased polymer research costs and higher incentive compensation accruals.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 39,609        100.0%      $ 44,388        100.0%       $(4,779)         (10.8)%
Cost of  sales                      30,953         78.2%        37,069         83.5%
   Gross profit                      8,656         21.8%         7,319         16.5%         1,337           18.3%
General, selling and
  Administrative expenses            4,644         11.7%         4,333          9.8%           311            7.2%
   Operating profit                  4,012         10.1%         2,986          6.7%         1,026           34.4%

     Sales decreased by $4.8 million, or 10.8%, from the prior-year period. Approximately $3 million of the sales decrease was a result of the sale of the fullers' earth business in April 1998, with the remainder coming from lower U.K. cat litter sales. Gross profit margins improved 32% over the prior year when the fullers' earth business was included. The U.K. cat litter operation showed an operating profit performance improvement over the fourth quarter of 1998, but was less profitable than in the 1998 first quarter. The U.K. operation has not yet achieved an operating profit breakeven; however such breakeven is anticipated by year-end 1999.

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 23,182        100.0%      $ 15,695        100.0%      $  7,487           47.7%
Cost of  sales                      16,078         69.4%        10,934         69.7%
   Gross profit                      7,104         30.6%         4,761         30.3%         2,343           49.2%
General, selling and
  Administrative expenses            6,382         27.5%         4,707         30.0%         1,675           35.6%
   Operating profit                    722          3.1%            54           .3%           668         1237.0%

     Sales increased by $7.5 million, or 47.7%, from the prior-year period. Approximately 54% of the increase was related to acquisitions. General, selling and administrative expenses increased by 35.6%. Approximately 60% of the increased costs were related to acquisitions made later in 1998.

     Historically, business in this segment accelerates during the second quarter and peaks in the third quarter. The current outlook is for improved sales and earnings in this area over those of the previous year.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 7,844        100.0%       $ 6,818        100.0%       $ 1,026           15.0%
Cost of  sales                       6,966         88.8%         5,987         87.8%
   Gross profit                        878         11.2%           831         12.2%            47            5.7%
General, selling and
  Administrative expenses              530          6.8%           485          7.1%            45            9.3%
   Operating profit                    348          4.4%           346          5.1%             2             .6%

     Net sales increased by $1.0 million, or 15.0%. The incremental margin on new business is lower than that of the existing business, a continuation of the trend that began during the middle of 1998. Higher selling, general and administrative expenses reflect the addition of brokerage personnel required to manage the current and projected sales volume.

                                                              Quarter Ended March 31,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
  Administrative expenses          $ 3,867                     $ 3,075                        $792           25.8%
   Operating loss                   (3,867)                     (3,075)                       (792)          25.8%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance costs. The start-up of the nanocomposite business is also included in the corporate costs. The increase in corporate costs in 1999 from those of 1998 includes higher benefit costs, incentive compensation accruals, occupancy costs and professional costs, offset by marginally lower costs for developing the nanocomposite technology.

Liquidity and Capital Resources

     At March 31, 1999, the Company had outstanding debt of $105.3 million (including both long-term and short-term debt) and cash of $6.3 million compared with $113.3 million in debt and $2.8 million in cash and cash equivalents at December 31, 1998. The long-term debt represented 33.8% of total capitalization at March 31, 1999, compared with 35.8% at December 31, 1998.

     The Company had a current ratio of 2.30-to-1 at March 31, 1999, with approximately $88.3 million in working capital compared with 2.21-to-1 and $90.0 million, respectively, at December 31, 1998. During the first quarter of 1999, the Company reduced its accounts receivable and inventories from year-end levels by approximately $6.8 million and $4.5 million, respectively.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

     During the first quarter of 1999, the Company paid dividends of $1.6 million, repurchased $1.5 million (net) of its stock and acquired property, plant and equipment totaling $8.7 million.

     The Company had approximately $64.1 million in unused, committed credit lines at March 31, 1999. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time.

Year 2000 Issues

     In mid-1997, the Company started a Year 2000 date conversion project to address all necessary code changes, testing and implementation for all of its computer systems. Concurrently, the Company sent inquiries to its suppliers and other key third parties to assess their ability to become Year 2000 compliant in a timely manner. The internal evaluation stage is completed. The Company is still awaiting responses from some third parties. The implementation phase is in progress.

     Many of the Company's computer systems rely on purchased software for which the Company pays a maintenance fee. The maintenance fee covers the cost of system upgrades, including the update for Year 2000 issues. The Company's financial reporting system is substantially Year 2000 compliant, with the exception of certain minor subsidiary operations. Such subsidiary operations are expected to be Year 2000 compliant by June 30, 1999. The Company's network system and servers and its headquarters telecommunications system are Year 2000 compliant. Evaluation of the Company's personal computer equipment is done, with remediation to be completed by June 30, 1999.

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

Year 2000 Issues (continued)

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

     The Company's expectations about future costs necessary to achieve Year 2000 compliance, the impact on its operations and its ability to bring each of its systems into Year 2000 compliance are forward-looking statements subject to a number of uncertainties that could cause actual results to differ materially. Such factors include the following: (i) the Company has no control over the ability of its key suppliers and other third parties to achieve Year 2000 compliance; (ii) the nature and number of systems that require remediation may exceed the Company's expectations in terms of complexity and scope; (iii) the Company may not be able to complete all remediation and testing necessary in a timely manner; and (iv) the Company may not be successful in properly identifying all systems and programs that contain two-digit year codes. The Company's systems disaster recovery planning is a comprehensive, ongoing process, which is updated as products are developed, tested and modified.
Disaster recovery for financial and other strategic systems is provided at alternative locations serviced by third parties, or at Company-maintained facilities.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Statements

     Certain statements made from time-to-time by the Company, including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to the actual growth in AMCOL's various markets, utilization of AMCOL's plants, customer concentration in the absorbent polymers segment, competition in the absorbent polymers and minerals segments, operating costs, raw material prices, weather, currency exchange rates, currency devaluations, delays in development, production and marketing of new products, integration of acquired businesses, and other factors detailed from time-to-time in in AMCOL's annual report and other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

          (a)  See Index to Exhibits immediately following the signature page.

          (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMCOL INTERNATIONAL CORPORATION



Date:  April 19, 1999         /s/ Lawrence E. Washow
                              Lawrence E. Washow
                              President and Chief Operating Officer



Date:  April 19, 1999         /s/ Paul  G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number
   3.1     Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
   3.2     Bylaws of the Company (10)
   4       Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
   10.1    AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
   10.3    Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and
           Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
   10.4    AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
   10.5    Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)
   10.6    Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)
   10.7    Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow (14)
   10.8    Change in Control Agreement dated February 7, 1996, by and between Registrant and Roger P. Palmer (10)
   10.9    Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)
   10.10   AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
   10.11   AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
   10.12   Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to
           Credit Agreement dated March 28, 1996, Third Amendment to Credit Agreement dated September 12, 1996 (11) and
           Fourth Amendment to Credit Agreement dated December 15, 1998.
   10.13   Note Agreement dated October 1, 1994, between AMCOL International Corporation and Principal Mutual Life
           Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996 (11); Second
           Amendment of Note Agreement dated December 15, 1998.
   10.14   Change in Control Agreement dated August 21, 1996 by and between Registrant and Frank B. Wright, Jr. (11)
   10.15   Change in Control Agreement dated February 17, 1998 by and between Registrant and Gary L. Castagna (14)
   10.16   AMCOL International Corporation 1998 Long-Term Incentive Plan (15)
   10.17   Change in Control Agreement dated February 4, 1999 by and between Registrant and Ryan F. McKendrick (17)
   27      Financial Data Schedule

   (1)     Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange
           Commission on July 27, 1987.
   (2)     Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
           Commission for the year ended December 31, 1988.

   (3)     Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
           Commission for the year ended December 31, 1993.
   (4)     Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
           Commission for the year ended December 31, 1992.
   (5)     Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange
           Commission on September 15, 1993.
   (6)     Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
           Commission for the year ended December 31, 1993.
   (7)     Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange
           Commission for the quarter ended September 30, 1994.
   (8)     Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
           Commission for the year ended December 31, 1994.
   (9)     Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange
           Commission for the quarter ended September 30, 1995.
   (10)    Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
           Commission for the year ended December 31, 1995.
   (11)    Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
           Commission for the year ended December 31, 1996.
   (12)    Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange
           Commission for the quarter ended March 31, 1997.
   (13)    Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange
           Commission for the quarter ended June 30, 1997.
   (14)    Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
           Commission for the year ended December 31, 1997.
   (15)    Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
   (16)    Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange
           Commission for the quarter ended June 30, 1998.
   (17)    Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
           Commission for the year ended December 31, 1998.