Form 10-Q
period 1999-06-30
AMCOL INTERNATIONAL CORP
filed 1999-07-20
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                       or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at July 16, 1999
(Common stock, $.01 par value)                         26,742,529

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX


                                    Page No.

Part I - Financial Information


Item 1    Financial Statements

          Condensed Consolidated Balance Sheet -
          June 30, 1999 and December 31, 1998                                1

          Condensed Consolidated Statement of Operations -
          six months and three months ended June 30, 1999 and 1998           2

          Condensed Consolidated Statement of Cash Flows -
          six months ended June 30, 1999 and 1998                            3

          Notes to Condensed Consolidated Financial Statements               4


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                5

Item 3    Quantitative and Qualitative Disclosure About Market Risk         11

Part II - Other Information


Item 4    Submission of Matters to a Vote of Security Holders               12

Item 6    Exhibits and Reports on Form 8-K                                  12

                     Part I, Item 1 - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                          June 30,              December 31,
                                                                            1999                    1998
                                                                    ---------------------    -------------------
Current assets:                                                                                      *
     Cash and cash equivalents                                          $   5,009                   $   2,758
     Accounts receivable, net                                             106,743                     100,074
     Inventories                                                           42,190                      52,093
     Prepaid expenses                                                       6,273                       5,444
     Current deferred tax asset                                             3,711                       3,707
         Total current assets                                             163,926                     164,076

Investment in and advances to joint ventures                                9,259                       4,556

Property, plant, equipment and mineral reserves                           337,549                     325,681
     Less accumulated depreciation                                        166,859                     154,203
                                                                          170,690                     171,478

Intangible assets, net                                                     14,999                      16,308

Other long-term assets, net                                                 1,286                       1,446
                                                                        $ 360,160                   $ 357,864

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of debt                       $   3,789                   $  17,117
     Accounts payable                                                      21,223                      21,969
     Accrued liabilities                                                   37,098                      34,997
         Total current liabilities                                         62,110                      74,083

Long-term debt                                                            102,962                      96,268

Deferred credits and other liabilities                                     15,149                      14,599

Stockholders' equity:
     Common stock                                                             320                         320
     Additional paid-in capital                                            76,045                      76,238
     Foreign currency translation adjustment                               (3,072)                     (1,756)
     Retained earnings                                                    137,274                     127,262
     Treasury stock                                                       (30,628)                    (29,150)
                                                                          179,939                     172,914
                                                                        $ 360,160                   $ 357,864

                  *Condensed from audited financial statements.
              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)

                                            Six Months Ended June 30,            Three Months Ended June 30,
                                        ----------------------------------    -----------------------------------
                                             1999               1998               1999                1998
                                        ---------------    ---------------    ---------------     ---------------

Net sales                                $    270,829      $    247,192        $    141,870        $    125,635
Cost of sales                                 207,434           196,572             108,828              98,550
     Gross profit                              63,395            50,620              33,042              27,085
General, selling and administrative
   expenses                                    38,733            31,784              19,122              16,094

     Operating profit                          24,662            18,836              13,920              10,991
Other income (expense):
     Interest expense, net                     (3,660)           (4,001)             (1,791)             (1,890)
     Other income, net                           (119)             (435)               (110)               (104)
                                               (3,779)           (4,436)             (1,901)             (1,994)

     Income before income taxes
     and minority interests                    20,883            14,400              12,019               8,997
Income taxes                                    7,519             5,184               4,328               3,239
     Minority interests in income of
     joint ventures                               124                 -                  58                   -
     Net income                          $     13,488      $      9,216               7,749               5,758

Weighted average common shares             26,761,617        28,353,185          26,733,521          28,216,067
Weighted average common and
     common equivalent shares              27,070,269        28,940,594          27,141,612          28,766,742

Earnings per share
     Basic                               $        .50      $        .33        $        .29        $        .20
     Diluted                             $        .50      $        .32        $        .29        $        .20

Dividends declared per share             $        .13      $        .11        $        .07        $        .055

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                Six Months Ended June 30,             Three Months Ended June 30,
                                            ----------------------------------     ----------------------------------
                                                 1999               1998                1999               1998
                                            ---------------     --------------     ---------------    ---------------
Net income                                   $     13,488      $      9,216         $      7,749       $      5,758
Other comprehensive income:
  Foreign currency translation adjustment          (1,316)              246                 (375)              (301)
Comprehensive income                         $     12,172      $      9,462         $      7,374       $      5,457

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                    ----------------------------------------------
                                                                           1999                      1998
                                                                    --------------------      --------------------
Cash flow from operating activities:
     Net income                                                          $ 13,488                $  9,216
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                         18,356                  16,220
         Other                                                              1,627                   1,171
         (Increase)/decrease in current assets                              1,305                 (11,656)
         Increase in current liabilities                                    1,355                   4,935

         Net cash provided by operations                                   36,131                  19,886

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                 (19,588)                (15,336)
     Sale of product line and mineral reserves                                  -                  13,176
     Other                                                                 (2,511)                 (2,143)

         Net cash used in investing activities                            (22,099)                 (4,303)

Cash flow from financing activities:
     Net change in outstanding debt                                        (6,634)                    575
     Dividends paid                                                        (3,476)                 (3,123)
     Treasury stock transactions                                           (1,671)                 (8,954)

         Net cash used by financing activities                            (11,781)                (11,502)

Net increase in cash and cash equivalents                                   2,251                   4,081

Cash and cash equivalents at beginning of period                            2,758                   3,077

Cash and cash equivalents at end of period                               $  5,009                $  7,158

Supplemental Disclosure of Cash Flows Information

Actual cash paid for:
     Interest                                                            $  3,315                $  4,110

     Income taxes                                                        $  8,973                $  1,793

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (In thousands)

Note 1:     BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1998, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1998, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1998. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of the interim periods, and all such adjustments are of a normal recurring nature. Management recommends the accompanying consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Form 10-K, which accompanies the 1998 Corporate Report.

     The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2:     INVENTORIES

     Inventories at June 30, 1999 have been valued using the same methods as at December 31, 1998. The composition of inventories at June 30, 1999 and December 31, 1998, was as follows:

                                                                        June 30, 1999             December 31, 1998
                                                                    -----------------------    -------------------------
Crude stockpile and in-process inventories                                 $  28,742                $   36,699
Other raw material, container and supplies inventories                        13,448                    15,394
                                                                           $  42,190                $   52,093

Note 3:    EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding at the end of each period.

Note 4:    DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures. As of June 30, 1999, derivatives outstanding were related to foreign currency hedging and an interest rate swap with a notional amount on $15 million of the outstanding revolving credit.

            Item 2 - AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Six Months Ended June 30, 1999 vs. 1998

     Net sales increased by $23.6 million, or 9.6%, while gross profit increased by $12.8 million, or 25.2%, and operating profit increased by $5.8 million, or 30.9%. Lower polymer raw material costs, higher utilization of polymer plant capacity and better results from the minerals segment accounted for the improvement in operating profit. Net interest expense decreased by $.3 million, or 8.5%, as a result of lower average debt levels and interest rates. Net income increased $4.3 million, or 46.4%, over the prior-year period. Earnings were $.50 per diluted share for the 1999 period, compared with $.32 per diluted share for the prior-year period on 6.5% fewer weighted average shares outstanding.

     A brief discussion by business segment follows:

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                       $ 122,931         100.0%    $ 106,703         100.0%      $ 16,228           15.2%
Cost of  sales                      93,213         75.8%        85,448         80.1%
   Gross profit                     29,718         24.2%        21,255         19.9%         8,463           39.8%
General, selling and
   administrative expenses           8,218          6.7%         6,161          5.8%         2,057           33.4%
   Operating profit                 21,500         17.5%        15,094         14.1%         6,406           42.4%

     Revenues increased by $16.3 million, or 15.2%, over the prior year. Gross profit margins increased by 430 basis points, or 21.6%, from the prior year, primarily as a result of the lower raw material costs. Greater production volume also helped increase the gross profit margin. The increase in general, selling and administrative expenses is related to increased research and development expenditures, the staffing of the Thailand plant, higher occupancy costs and greater incentive compensation accruals.

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 77,690        100.0%      $ 83,883        100.0%      $ (6,193)          (7.4%)
Cost of  sales                      60,979         78.5%        69,640         83.0%
   Gross profit                     16,711         21.5%        14,243         17.0%         2,468           17.3%
General, selling and
   administrative expenses           9,025         11.6%         8,502         10.1%           523            6.2%
   Operating profit                  7,686          9.9%         5,741          6.9%         1,945           33.9%

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

     Sales decreased by $6.1 million, or 7.4%, from the prior-year period. Much of the sales shortfall from the prior-year period was accounted for by the absence of sales in 1999 from the U.S. fuller's earth minerals business which was sold in April, 1998. Sales to the U.S. metalcasting industry continue to show improvement over the prior year, offsetting lower sales to the oil well and iron ore pelletizing sectors. Gross profit margins improved by 450 basis points, or 26.5%. A more profitable domestic product mix accounted for the improvement. International general, selling and administrative expenses accounted for much of the change from the prior year.

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 53,879        100.0%      $ 42,241        100.0%      $ 11,638           27.6%
Cost of  sales                      38,740         71.9%        28,845         68.3%
   Gross profit                     15,139         28.1%        13,396         31.7%         1,743           13.0%
General, selling and
   administrative expenses          13,024         24.2%        10,520         24.9%         2,504           23.8%
   Operating profit                  2,115          3.9%         2,876          6.8%          (761)         (26.5%)

     Sales increased by $11.6 million, or 27.6%, with approximately 44% of the increase coming from acquisitions that were made late in the second quarter of 1998. Gross profit margins declined by 360 basis points, or 11.4%, primarily as a result of lower margins on the oil-related wastewater treatment business in non-U.S. markets, an inventory write-down in 1999, and higher sales allowances in 1999. General, selling and administrative expenses increased by $2.5 million, or 23.8%, reflecting higher international marketing costs and expanded international infrastructure.

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 16,329        100.0%      $ 14,366        100.0%      $  1,963           13.7%
Cost of  sales                      14,502         88.8%        12,640         88.0%
   Gross profit                      1,827         11.2%         1,726         12.0%           101            5.9%
General, selling and
   administrative expenses           1,052          6.4%         1,000          7.0%            52            5.2%
   Operating profit                    775          4.8%           726          5.0%            49            6.7%

     Revenues increased $2.0 million, or 13.7%. Gross profit margins declined by 80 basis points, or 6.7%, as a result of lower brokerage margins.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                             Six Months Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses        $  7,414                    $  5,601                    $  1,813           32.4%
   Operating loss                   (7,414)                     (5,601)                     (1,813)          32.4%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance. The start-up of the nanocomposite business is also included in the corporate costs. The $1.8 million increase in costs is primarily attributable to increased occupancy costs and higher incentive compensation accruals.

Three Months Ended June 30, 1999 vs. 1998

     Net sales increased by $16.2 million, or 12.9%, while gross profit increased by $6.0 million, or 22.0%, and operating profit increased by $2.9 million, or 26.6%. Net interest expense decreased by $.1 million, or 5.2%. Net income increased by $2.0 million, or 34.6%, over the prior-year quarter. Earnings were $.29 per diluted share for the 1999 quarter, compared with $.20 per diluted share for the prior-year quarter on 5.6% fewer weighted average shares outstanding. A brief discussion by business segment follows:

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Absorbent Polymers                                          (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 64,607        100.0%      $ 52,047        100.0%      $ 12,560           24.1%
Cost of  sales                      48,604         75.2%        41,416         79.6%
   Gross profit                     16,003         24.8%        10,631         20.4%         5,372           50.5%
General, selling and
   administrative expenses           4,030          6.2%         3,071          5.9%           959           31.5%
   Operating profit                 11,973         18.6%         7,560         14.5%         4,413           58.4%

     Revenues increased by $12.6 million, or 24.1%, over the prior year. Sales volume for the 1999 quarter benefited from a spike in demand. It is anticipated that volume will fall in the next quarter before resuming a more normal pace of growth. Gross profit margins improved by 440 basis points, or 21.6% over the prior year, primarily as a result of lower raw material costs and improved capacity utilization.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Minerals                                                    (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 38,081        100.0%      $ 39,495        100.0%      $ (1,414)          (3.6%)
Cost of  sales                      30,026         78.9%        32,571         82.5%
   Gross profit                      8,055         21.1%         6,924         17.5%         1,131           16.3%
General, selling and
   administrative expenses           4,381         11.5%         4,169         10.6%           212            5.1%
   Operating profit                  3,674          9.6%         2,755          6.9%           919           33.4%

     Sales decreased by $1.4 million, or 3.6%, over the prior-year period, primarily as a result of lower sales from the acquired U.K. cat litter business. Gross profit margins improved by 360 basis points, or 20.6%, as a result of a more favorable U.S. sales mix. General, selling and administrative expenses in 1999 increased by 5.1% as a result of higher spending in overseas markets.

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Environmental                                               (Dollars in Thousands)       $ Change            % Change
Net sales                         $ 30,697        100.0%      $ 26,546        100.0%      $  4,151           15.6%
Cost of  sales                      22,662         73.8%        17,911         67.5%
   Gross profit                      8,035         26.2%         8,635         32.5%          (600)          (6.9%)
General, selling and
   administrative expenses           6,642         21.6%         5,813         21.9%           829           14.3%
   Operating profit                  1,393          4.6%         2,822         10.6%        (1,429)         (50.6%)

     Sales increased by $4.2 million, or 15.6%. Approximately 25% of the sales increase came from acquisitions. Gross profit margins declined by 630 basis points, or 19.4%, primarily as a result of lower margins on the oil-related wastewater treatment business in non-U.S. markets, an inventory charge in 1999 and higher sales allowances in 1999. General, selling and administrative expenses increased by $.8 million, or 14.3%, reflecting higher international costs.

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Transportation                                              (Dollars in Thousands)       $ Change            % Change
Net sales                         $  8,485        100.0%      $  7,548        100.0%      $    937           12.4%
Cost of  sales                       7,536         88.8%         6,653         88.1%
   Gross profit                        949         11.2%           895         11.9%            54            6.0%
General, selling and
   administrative expenses             522          6.2%           515          6.8%             7            1.4%
   Operating profit                    427          5.0%           380          5.1%            47           12.4%

     Revenues increased 12.4%, primarily as a result of increased business unrelated to the Company's other business activities. Lower gross margins reflected increased competition in the brokerage business.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                               Quarter Ended June 30,
                                -------------------------------------------------------------------------------------
                                          1999                        1998                      1999 vs. 1998
                                -------------------------     ----------------------      ---------------------------
Corporate                                                   (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses        $  3,547                    $  2,526                    $  1,021           40.4%
   Operating income (loss)          (3,547)                     (2,526)                     (1,021)          40.4%

     Higher occupancy costs and increased incentive compensation accruals accounted for much of the $1.0 million, or 40.4%, increase in corporate expenses.

Liquidity and Capital Resources

     At June 30, 1999, the Company had outstanding debt of $106.8 million (including both long- and short-term debt) and cash of $5.0 million, compared with $113.3 million in debt and $2.8 million in cash at December 31, 1998. The long-term debt represented 36.4% of total capitalization at June 30, 1999, compared with 35.8% at December 31, 1998.

     The Company had a current ratio of 2.64-to-1 at June 30, 1999, with approximately $101.8 million in working capital, compared with 2.21-to-1 and $90.0 million, respectively, at December 31, 1998.

     During 1999, The Company generated $36.1 million in cash from operations, compared with $19.9 million for the previous year six-month period. The Company paid dividends of $3.5 million, acquired property, plant and equipment and intangible assets totaling $19.6 million, and repaid debt totaling $6.6 million. These expenditures, plus $1.7 million in net treasury share transactions, were funded from operations.

     The Company had $50.3 million in unused, committed credit lines at June 30, 1999. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Year 2000 Issues (continued)

     Many of the Company's computer systems rely on purchased software for which the Company pays a maintenance fee. The maintenance fee covers the cost of system upgrades, including the update for Year 2000 issues. As of June 30, 1999, we have met our goal of completing the Year 2000 assessment, renovation and remediation of the Company's financial reporting system, network and telecommunications system and personal computer equipment.

     With respect to the Company's non-information technology systems, the Company has evaluated the presence of imbedded date chips in some of its plant machinery and equipment, and has completed the renovation or replacement as necessary.

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

     While the Company continues to focus on solutions for the Year 2000 issues, and expects to be Year 2000 compliant in a timely manner, a contingency plan is being developed. Such plan is intended to address the Company's response should it, or materially significant third parties, fail to achieve Year 2000 compliance in a timely manner. The contingency plan is expected to be finalized by September 30, 1999. In addition, the Company's systems disaster recovery planning is a comprehensive, ongoing process, which is updated as products are developed, tested and modified. Disaster recovery for financial and other strategic systems is provided at alternative locations serviced by third parties, or at Company-maintained facilities.

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

Forward-Looking Statements

     Certain statements made from time-to-time by the Company, including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to the actual growth in AMCOL's various markets, utilization of AMCOL's plants, customer concentration in the absorbent polymers segment, competition in the absorbent polymers and minerals segments, operating costs, raw material prices, weather, currency exchange rates, currency devaluations, delays in development, production and marketing of new products, integration of acquired businesses, and other factors detailed from time-to-time in AMCOL's annual report and other reports filed with the Securities and Exchange Commission.


Item 3 - Quantitative and Qualitative Disclosure About Market Risk
The information required by this item is provided in Footnote 4 "Derivative Financial Instruments and Market Risks" under Item I.

PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

          (a) The Annual Stockholders Meeting of the Company was held on May 12, 1999.

          (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matters. Each nominee for director was elected by a vote of the Stockholders; and each matter was approved by a vote of the Stockholders as follows:

          1. Election of the below-named Nominees of the Board of Directors of AMCOL International Corporation:

                                     For                         Withheld
                          -------------------------      -----------------------
Clarence O. Redman                 23,454,867                     265,452
Paul G. Shelton                    23,483,073                     237,246
Audrey Weaver                      23,482,114                     238,205

          2.   Ratification   of   Appointment   of  KPMG  LLP  as   independent
               accountants for the Company for its 1999 fiscal year.

               For                        Against                     Abstain
    -----------------------      -----------------------     -------------------
          23,579,545                     16,330                     124,444


Item 6:  Exhibits and Reports on Form 8-K

          (a)  See Index to Exhibits immediately following the signature page.

          (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMCOL INTERNATIONAL CORPORATION


Date:    July 20, 1999         /s/ Lawrence E. Washow
                               Lawrence E. Washow
                               President and Chief Operating Officer



Date:    July 20, 1999         /s/ Paul G. Shelton
                               Paul G. Shelton
                               Senior Vice President and Chief Financial Officer

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