Form 10-Q
period 1999-09-30
AMCOL INTERNATIONAL CORP
filed 1999-11-09
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                       or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                    Outstanding at October 29, 1999
(Common stock, $.01 par value)                                26,795,517

                           AMCOL INTERNATIONAL CORPORATION

                                      INDEX


Part I - Financial Information

Item 1   Financial Statements

         Condensed Consolidated Balance Sheet -
         September 30, 1999 and December 31, 1998                            1

         Condensed Consolidated Statement of Operations -
         nine months and three months ended September 30, 1999
         and 1998                                                            2

         Condensed Consolidated Statement of Comprehensive Income -
         nine months and three months ended September 30, 1999 and 1998      2

         Condensed Consolidated Statement of Cash Flows -
         nine months ended September 30, 1999 and 1998                       3

         Notes to Condensed Consolidated Financial Statements                4


Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 5

Item 3   Quantitative and Qualitative Disclosure About Market Risk           12

Part II - Other Information

Item 6   Exhibits and Reports on Form 8-K                                    12

                     Part I, Item I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                       September 30,            December 31,
                                                                            1999                    1998
                                                                    ---------------------    -------------------
Current assets:                                                                                      *
     Cash and cash equivalents                                          $   5,472                   $   2,758
     Accounts receivable, net                                             108,572                     100,074
     Inventories                                                           40,522                      52,093
     Prepaid expenses                                                       6,373                       5,444
     Current deferred tax asset                                             3,711                       3,707
         Total current assets                                             164,650                     164,076

Investment in and advances to joint ventures                                9,466                       4,556

Property, plant, equipment and mineral reserves                           347,685                     325,681
     Less accumulated depreciation                                        174,440                     154,203
                                                                          173,245                     171,478

Intangible assets, net                                                     14,452                      16,308

Other long-term assets, net                                                 2,670                       1,446
                                                                        $ 364,483                   $ 357,864

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable and current maturities of debt                       $   3,383                   $  17,117
     Accounts payable                                                      16,475                      21,969
     Accrued liabilities                                                   42,345                      34,997
         Total current liabilities                                         62,203                      74,083

Long-term debt                                                             99,344                      96,268

Deferred credits and other liabilities                                     15,063                      14,599

Stockholders' equity:
     Common stock                                                             320                         320
     Additional paid-in capital                                            76,026                      76,238
     Foreign currency translation adjustment                               (2,933)                     (1,756)
     Retained earnings                                                    144,775                     127,262
     Treasury stock                                                       (30,315)                    (29,150)
                                                                          187,873                     172,914
                                                                        $ 364,483                   $ 357,864

                  *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)

                                                Nine Months Ended                    Three Months Ended
                                                  September 30,                         September 30,
                                        ----------------------------------    ----------------------------------
                                             1999               1998               1999                1998
                                        ---------------    ---------------    ---------------     ---------------

Net sales                                $    414,147      $    384,596        $    143,318        $    137,404
Cost of sales                                 314,203           303,874             106,769             107,302
     Gross profit                              99,944            80,722              36,549              30,102
General, selling and administrative
   expenses                                    58,572            49,973              19,839              18,189

     Operating profit                          41,372            30,749              16,710              11,913
Other income (expense):
     Interest expense, net                     (5,264)           (5,796)             (1,604)             (1,795)
     Other income, net                           (804)             (126)               (685)                309
                                               (6,068)           (5,922)             (2,289)             (1,486)

     Income before income taxes
       and joint ventures                      35,304            24,827              14,421              10,427
Income taxes                                   12,709             8,938               5,190               3,754
                                               22,595            15,889               9,231               6,673
     Equity interests in income of
       joint ventures                             268                 -                 144                   -
     Net income                          $     22,863      $     15,889        $      9,375        $      6,673

Weighted average common shares             26,762,283        28,201,685          26,763,593          27,903,626
Weighted average common and
     common equivalent shares              27,147,789        28,737,153          27,328,232          28,345,811

Earnings per share
     Basic                               $        .85      $        .56        $        .35        $        .24
     Diluted                             $        .84      $        .55        $        .34        $        .24

Dividends declared per share             $        .20      $        .17        $        .07        $        .06

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                      Nine Months Ended                  Three Months Ended
                                                        September 30,                       September 30,
                                              ----------------------------------    ------------------------------
                                                   1999               1998              1999             1998
                                              ---------------    ---------------    --------------   -------------
Net income                                        $ 22,863          $ 15,889            $ 9,375         $6,673
Other comprehensive income:
  Foreign currency translation adjustment           (1,177)              854                139           (608)
Comprehensive income                              $ 21,686          $ 16,743            $ 9,514         $6,065

              The accompanying notes are an integral part of these
                        condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                    ----------------------------------------------
                                                                           1999                     1998
                                                                    --------------------    ----------------------
Cash flow from operating activities:
     Net income                                                          $ 22,863                  $15,889
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                         28,190                   24,567
         Other                                                              2,451                    1,814
         (Increase) decrease in current assets                                646                  (19,653)
         Increase in current liabilities                                    1,854                    8,284

         Net cash provided by operating activities                         56,004                   30,901

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                 (32,311)                 (26,269)
     Sale of product line and mineral reserves                                  -                   13,176
     Other                                                                 (3,594)                  (2,334)

         Net cash used in investing activities                            (35,905)                 (15,427)

Cash flow from financing activities:
     Net change in outstanding debt                                       (10,658)                   1,650
     Dividends paid                                                        (5,350)                  (4,797)
     Treasury stock transactions                                           (1,377)                  (9,427)

         Net cash used in financing activities                            (17,385)                 (12,574)

Net increase in cash and cash equivalents                                   2,714                    2,900

Cash and cash equivalents at beginning of period                            2,758                    3,077

Cash and cash equivalents at end of period                               $  5,472                  $ 5,977

Supplemental disclosure of cash flows information

Actual cash paid for:
     Interest                                                            $  4,333                  $ 5,306

     Income taxes                                                        $ 13,956                  $ 5,478

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

     The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2: INVENTORIES

     Inventories at September 30, 1999, have been valued using the same methods as at December 31, 1998. The composition of inventories at September 30, 1999, and December 31, 1998, was as follows:

                                                                     September 30, 1999           December 31, 1998
                                                                  -------------------------     -----------------------
         Crude stockpile and in-process inventories                       $  28,082                  $   36,699
         Other raw material, container and supplies inventories              12,440                      15,394
                                                                          $  40,522                  $   52,093

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

Note 4:     DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures. As of September 30, 1999, derivatives outstanding were related to foreign currency hedging and an interest rate swap with a notional amount on $15 million of the outstanding revolving credit.

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

Nine Months Ended September 30, 1999 vs. 1998

     Net sales increased by $29.6 million, or 7.7%, while gross profit increased by $19.2 million, or 23.8%, and operating profit increased by $10.6 million, or 34.5%. Lower polymer raw material costs, higher utilization of polymer plant capacity and improved operating performance from the minerals segment accounted for the improvement in operating profit, offsetting a significantly lower operating profit from the environmental segment. Net interest expense decreased by $.5 million, or 9.2%, as a result of lower average debt levels and interest rates, as well as, $.2 million of capitalized interest in 1999. Other expenses increased from $.1 million in 1998 to $.8 million in 1999. Net income increased $7.0 million, or 43.9%, over the prior-year period. Earnings were $.84 per diluted share for the 1999 period, compared with $.55 per diluted share for the prior-year period on 5.5% fewer weighted average shares outstanding.

     A brief discussion by business segment follows:

                                                           Nine Months Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Absorbent Polymers                                                                       $ Change             % Change
Net sales                         $ 186,303      100.0%       $ 160,625      100.0%       $ 25,678             16.0%
Cost of  sales                      138,378       74.3%         127,763       79.5%
   Gross profit                      47,925       25.7%          32,862       20.5%         15,063             45.8%
General, selling and
   administrative expenses           12,338        6.6%           9,374        5.8%          2,964             31.6%
   Operating profit                  35,587       19.1%          23,488       14.7%         12,099             51.5%

     Net sales increased by $25.7 million, or 16.0%, over the prior year. Gross profit margins increased by 520 basis points, or 25.4%, from the prior year, primarily as a result of the lower raw material costs. Greater production volume also helped increase the gross profit margin. The increase in general, selling and administrative expenses is related to increased research and development expenditures, the staffing of the Thailand plant, higher occupancy costs and greater incentive compensation accruals.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                           Nine Months Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Minerals                                                                                 $ Change             % Change
Net sales                         $ 117,009      100.0%       $ 122,959      100.0%       $ (5,950)            (4.8%)
Cost of  sales                       91,359       78.1%         101,906       82.9%
   Gross profit                      25,650       21.9%          21,053       17.1%          4,597             21.8%
General, selling and
   administrative expenses           13,222       11.3%          13,545       11.0%           (323)            (2.4%)
   Operating profit                  12,428       10.6%           7,508        6.1%          4,920             65.5%

     Net sales decreased by $6.0 million, or 4.8%, from the prior-year period. Much of the sales shortfall was accounted for by the absence of sales in 1999 from the U.S. fuller's earth minerals business which was sold in April, 1998. Sales to the U.S. metalcasting industry continue to show improvement over the prior year, offsetting lower sales to the oil well and iron ore pelletizing sectors. Gross profit margins improved by 480 basis points, or 28.1%. Improved results of the U.K. cat litter operation and a more profitable U.S. product mix accounted for the improvement.

                                                           Nine Months Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Environmental                                                                            $ Change             % Change
Net sales                         $ 84,745       100.0%       $ 77,420       100.0%         $7,325              9.5%
Cost of  sales                      61,258        72.3%         53,369        68.9%
   Gross profit                     23,487        27.7%         24,051        31.1%           (564)            (2.3%)
General, selling and
   Administrative expenses          19,292        22.8%         16,850        21.8%          2,442             14.4%
   Operating profit                  4,195         4.9%          7,201         9.3%         (3,006)           (41.7%)

     Net sales increased by $7.3 million, or 9.5%. Gross profit margins declined by 340 basis points, or 10.9%, primarily as a result of lower margins on the oil-related wastewater treatment business in non-U.S. markets, an inventory write-down in 1999, and higher sales allowances in 1999. General, selling and administrative expenses increased by $2.4 million, or 14.4%, reflecting higher international marketing costs and expanded international infrastructure.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                           Nine Months Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Transportation                                                                           $ Change             % Change
Net sales                         $ 26,090       100.0%       $ 23,592       100.0%       $  2,498             10.6%
Cost of  sales                      23,208        89.0%         20,836        88.3%
   Gross profit                      2,882        11.0%          2,756        11.7%            126              4.6%
General, selling and
   administrative expenses           1,607         6.2%          1,522         6.5%             85              5.6%
   Operating profit                  1,275         4.8%          1,234         5.2%             41              3.3%

     Net sales increased $2.5 million, or 10.6%. Gross profit margins declined by 70 basis points, or 6.0%, as a result of lower brokerage margins.

                                                           Nine Months Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Corporate                                                                                $ Change             % Change
General, selling and
   administrative expenses        $ 12,113                    $  8,682                    $  3,431             39.5%
   Operating loss                  (12,113)                     (8,682)                     (3,431)            39.5%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance. The start-up of the nanocomposite business is also included in the corporate costs. The $3.4 million increase in costs is primarily attributable to higher professional fees, increased occupancy costs, and higher incentive compensation accruals.

Three Months Ended September 30, 1999 vs. 1998

     Net sales increased by $5.9 million, or 4.3%, while gross profit increased by $6.4 million, or 21.4%, and operating profit increased by $4.8 million, or 40.3%. Net interest expense decreased by $.2 million, or 10.6%, primarily due to capitalized interest related to the polymer plant being constructed in Thailand. Other expenses amounted to $.7 million in 1999 compared with $.3 million in other income in 1998. Losses on asset dispositions and currency exchange losses accounted for the 1999 other expenses. Net income increased by $2.7 million, or 40.5%, over the prior-year quarter. Earnings were $.34 per diluted share for the 1999 quarter, compared with $.24 per diluted share for the prior-year quarter on 3.6% fewer weighted average shares outstanding.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     A brief discussion by business segment follows:

                                                             Quarter Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Absorbent Polymers                                                                       $ Change             % Change
Net sales                         $ 63,372        100.0%      $ 53,922        100.0%      $  9,450             17.5%
Cost of  sales                      45,165         71.3%        42,315         78.5%
   Gross profit                     18,207         28.7%        11,607         21.5%         6,600             56.9%
General, selling and
   administrative expenses           4,120          6.5%         3,213          6.0%           907             28.2%
   Operating profit                 14,087         22.2%         8,394         15.5%         5,693             67.8%

     Net sales increased by $9.5 million, or 17.5%, over the prior-year period. Gross profit margins improved by 720 basis points, or 33.5% over the prior year, primarily as a result of lower raw material costs and improved capacity utilization.

                                                             Quarter Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Minerals                                                                                 $ Change             % Change
Net sales                         $ 39,319       100.0%       $ 39,077       100.0%       $    242               .6%
Cost of  sales                      30,380        77.3%         32,267        82.6%
   Gross profit                      8,939        22.7%          6,810        17.4%          2,129             31.3%
General, selling and
   administrative expenses           4,197        10.7%          5,043        12.9%           (846)           (16.8%)
   Operating profit                  4,742        12.0%          1,767         4.5%          2,975            168.4%

     Net sales increased by $.2 million, or .6%, over the prior-year period. Gross profit margins improved by 530 basis points, or 30.5%, as a result of a more favorable U.S. sales mix and improvement in the productivity of the U.K. cat litter operation. General, selling and administrative expenses in 1999 decreased by 16.8%.

                                                             Quarter Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Environmental                                                                            $ Change             % Change
Net sales                         $ 30,866        100.0%      $ 35,179        100.0%      $ (4,313)           (12.3%)
Cost of  sales                      22,518         73.0%        24,524         69.7%
   Gross profit                      8,348         27.0%        10,655         30.3%        (2,307)           (21.7%)
General, selling and
   administrative expenses           6,268         20.3%         6,330         18.0%           (62)            (1.0%)
   Operating profit                  2,080          6.7%         4,325         12.3%        (2,245)           (51.9%)

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     Net sales decreased by $4.3 million, or 12.3%, primarily as a result of lower sales of geosynthetic clay liners. Gross profit margins declined by 330 basis points, or 10.9%, as a result of the lower sales of liner products and lower margins on the wastewater treatment business in non-U.S. markets. General, selling and administrative expenses for 1999 included severance costs for employees associated with the divested businesses.

                                                             Quarter Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Transportation                                                                           $ Change             % Change
Net sales                         $  9,761        100.0%      $  9,226        100.0%      $    535              5.8%
Cost of  sales                       8,706         89.2%         8,196         88.8%
   Gross profit                      1,055         10.8%         1,030         11.2%            25              2.4%
General, selling and
   administrative expenses             555          5.7%           522          5.7%            33              6.3%
   Operating profit                    500          5.1%           508          5.5%            (8)            (1.6%)

     Net sales revenues increased 5.8%, primarily as a result of increased business unrelated to the Company's other business activities. Lower gross margins reflected increased competition in the brokerage business.

                                                             Quarter Ended September 30,
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
                                --------------------------------------------------------------------------------------
                                          1999                        1998                       1999 vs. 1998
                                -------------------------     ----------------------      ----------------------------
Corporate                                                                                $ Change             % Change
General, selling and
   administrative expenses        $  4,699                    $  3,081                    $  1,618             52.5%
   Operating loss                   (4,699)                     (3,081)                     (1,618)            52.5%

     Higher professional fees were the primary cause of the $1.6 million, or 52.5%, increase in corporate expenses.

Liquidity and Capital Resources

     At September 30, 1999, the Company had outstanding debt of $102.7 million (including both long- and short-term debt) and cash of $5.5 million, compared with $113.3 million in debt and $2.8 million in cash at December 31, 1998. The long-term debt represented 34.6% of total capitalization at September 30, 1999, compared with 35.8% at December 31, 1998.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     The Company had a current ratio of 2.65-to-1 at September 30, 1999, with approximately $102.4 million in working capital, compared with 2.21-to-1 and $90.0 million, respectively, at December 31, 1998.

     During the nine-month period of 1999, the Company generated $56.0 million in cash from operations, compared with $30.9 million for the previous year nine-month period. The Company paid dividends of $5.4 million, acquired property, plant and equipment and intangible assets totaling $32.3 million, and repaid debt totaling $10.6 million. These expenditures, plus $1.4 million in net treasury share transactions, were funded from operations.

     The Company had $54.2 million in unused, committed credit lines at September 30, 1999. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time.

Year 2000 Issues

     In mid-1997, the Company started a Year 2000 date conversion project to address all necessary code changes, testing and implementation for all of its computer systems. Concurrently, the Company sent inquiries to its suppliers and other key third parties to assess their ability to become Year 2000 compliant in a timely manner. The internal evaluation stage is completed. The Company has received responses from all third parties. The implementation phase is substantially complete.

     Many of the Company's computer systems rely on purchased software for which the Company pays a maintenance fee. The maintenance fee covers the cost of system upgrades, including the update for Year 2000 issues. We have completed the Year 2000 assessment, renovation and remediation of the Company's financial reporting system, network and telecommunications system and personal computer equipment.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Year 2000 Issues (continued)

     The Company does not believe that there is a material risk to its business or financial condition related to its own systems from Year 2000 issues, but the Company has no control over the ability of its key suppliers and other key third parties to achieve Year 2000 compliance in a timely manner. For example, an interruption in the supply of power to its plants and the inability to ship the Company's products by rail are both issues that could have severe adverse consequences to the Company's ability to carry on its business at current profit levels. Should rail service become temporarily unavailable, the Company would likely ship product by truck, but at a higher cost. A prolonged interruption in the power supply to its major plants, in particular its absorbent polymer plants in Aberdeen, Mississippi, and in the United Kingdom, however, is a risk that is difficult to minimize even though alternative power generators are being acquired for these major plants.

     The Company continues to focus on solutions for the Year 2000 issues, and expects to be Year 2000 compliant in a timely manner. However, a contingency plan has been completed to address the Company's response should it, or materially significant third parties, fail to achieve Year 2000 compliance in a timely manner. In addition, the Company's systems disaster recovery planning is a comprehensive, ongoing process, which is updated as products are developed, tested and modified. Disaster recovery for financial and other strategic systems is provided at alternative locations serviced by third parties, or at Company-maintained facilities.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

     The information required by this item is provided in Footnote 4 "Derivative Financial Instruments and Market Risks" under Item I.

                           PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

     (a)  See Index to Exhibits immediately following the signature page.

     (b) No reports on Form 8-K have been filed during the quarter ended September30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMCOL INTERNATIONAL CORPORATION


Date:    November 5, 1999     /s/ Larry Washow
                              Larry Washow
                              President and Chief Operating Officer



Date:    November 5, 1999     /s/ Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number
   3.1     Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
   3.2     Bylaws of the Company (10)
   4       Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
   10.1    AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
   10.3    Lease Agreement for office space dated September 29, 1986, between the Company and American National
           Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated
           June 2, 1997 (13)
   10.4    AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
   10.5    Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)
   10.6    Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)
   10.7    Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow
           (14)
   10.8    Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)
   10.9    AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
   10.10   AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
   10.11   Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank,
           individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated
           October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, Third Amendment to Credit
           Agreement dated September 12, 1996 (11) and Fourth Amendment to Credit Agreement dated December 15,
           1998.
   10.12   Note Agreement dated October 1, 1994, between AMCOL International Corporation and Principal Mutual
           Life Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996
           (11); Second Amendment of Note Agreement dated December 15, 1998.
   10.13   Change in Control Agreement dated August 21, 1996 by and between Registrant and Frank B. Wright, Jr.
           (11)
   10.14   Change in Control Agreement dated February 17, 1998 by and between Registrant and Gary L. Castagna (14)
   10.15   AMCOL International Corporation 1998 Long-Term Incentive Plan (15)
   10.16   Change in Control Agreement dated February 4, 1999 by and between Registrant and Ryan F. McKendrick
           (17)
   27      Financial Data Schedule

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