Form 10-K
period 1999-12-31
AMCOL INTERNATIONAL CORP
filed 2000-03-24
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      _____________________________________
                                    FORM 10-K
(Mark one)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

     The aggregate market value of the $.01 par value Common Stock held by non-affiliates of the registrant on March 15, 2000, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $344,829,571.

     Registrant had 24,412,713 shares of $.01 par value Common Stock outstanding as of March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be dated on or before April 29, 2000, are incorporated by reference into Part III hereof.

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

                                                                                        Percentage of Sales
                                                                                   1999        1998        1997
Absorbent polymers.........................................................        45.8%       42.4%       41.1%
Minerals...................................................................        28.3%       31.5%       34.1%
Environmental..............................................................        19.6%       20.0%       18.5%
Transportation.............................................................         6.3%        6.1%        6.3%
                                                                                  100.0%      100.0%      100.0%

     Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of the Company's business segments are set forth in Note 2 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated herein by reference.

     The Company has agreed to sell its absorbent polymers business to BASF Aktiengesellschaft ("BASF") pursuant to the terms of an Asset and Stock Purchase Agreement dated November 22, 1999 (the "Purchase Agreement"). The sale is subject to approval by the Company's shareholders, as well as certain U.S. and European governmental regulatory reviews. The Purchase Agreement provides for the transfer to BASF of the following: (i) all of the shares of capital stock of the Company's indirect subsidiaries: Chemdal Corporation and Chemdal Asia Ltd.; and (ii) all other assets of the Company and its designated subsidiaries related primarily to the absorbent polymers business. Subject to certain post-closing adjustments, the total consideration to be paid to the Company by BASF consists of (i) $628 million, less any outstanding intercompany indebtedness of the absorbent polymers business, as the purchase price under the Purchase Agreement, and (ii) $28.5 million, as consideration for entering into an Acrylic Acid Supply Agreement. The sale does not include the Company's Poly-Pore business which was included in the absorbent polymers segment for management purposes. Poly-Pore includes the business of researching, manufacturing and selling of microporous oil and/or water sorbent polymers capable of entrapping solids and liquids, and has had minimal sales to date.

     The Company currently intends to adopt a plan of partial liquidation in connection with the closing of the sale of the absorbent polymers business pursuant to which the Company will distribute pro rata to its shareholders a significant portion of the net proceeds from the sale. On a pro forma basis, the Company expects to distribute between $14.00 and $14.50 per share. THE AMOUNT OF THE EXPECTED DISTRIBUTION TO SHAREHOLDERS IS BASED UPON THE EXPECTED GROSS PROCEEDS OF THE SALE AND ESTIMATED TRANSACTION RELATED COSTS. THE ACTUAL AMOUNT OF THE DISTRIBUTION WILL BE DETERMINED SHORTLY AFTER THE CLOSING OF THE TRANSACTION. ACCORDINGLY, THE ACTUAL AMOUNT TO BE DISTRIBUTED TO SHAREHOLDERS MAY BE SUBSTANTIALLY DIFFERENT FROM THE AMOUNT INDICATED ABOVE.

                               ABSORBENT POLYMERS

     In the early 1970s, the Company utilized a technique called modified bulk polymerization ("MBP") to manufacture water-soluble polymers for the oil well drilling industry. This technique was modified to produce superabsorbent polymers ("SAP"), a category of polymers known for its extremely high water absorbency. Chemdal Corporation was formed in 1986 to manufacture and market absorbent polymers, with primary emphasis on SAP. To date, the Company's sales of SAP have been almost exclusively for use as an absorbent in personal care products, primarily disposable baby diapers. The Company produces SAP at its U.S. and U.K. facilities, having a combined annual capacity of 160,000 metric tons. The Company has completed construction of a 20,000 metric ton plant in Thailand that is scheduled to begin production in the latter part of March 2000. The Company also has a supply agreement through June 2000 for supply of up to 1,000 metric tons per month of SAP from a former producer of SAP.

     Global demand for SAP has grown significantly in recent years as the amount of SAP used in new diaper designs has increased. SAP is more absorbent than fluff pulp, and has been partially replacing fluff pulp in disposable diapers. The use of SAP in diapers allows for a thinner diaper that occupies less shelf space in stores and less landfill space. SAP also helps to hold moisture inside the diaper, thereby causing less irritation to the wearer's skin and reducing leakage.

Principal Products and Markets

     The Company's SAP is primarily marketed under the trade names ARIDALL and ASAP. The Company's customers primarily include private label, national and multinational brand diaper manufacturers.

Sales and Distribution

     The Company sells SAP to the personal care market in the United States on a direct basis. In other countries, the Company markets its products both directly and through agents and distributors. The Company expects to rely increasingly on a direct sales approach in the personal care market. The Company's direct sales efforts employ a team approach that includes both technical and marketing representatives. In 1999, the top two customers accounted for approximately 50% of the Company's polymer sales, and the top five customers accounted for approximately 68% of such sales. Procter and Gamble and Drypers Corporation are the two largest customers, with Procter and Gamble representing approximately 39% of the sales for this segment.

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

     Research and development works with all functional areas in the Company, from idea generation to product introduction. A substantive part of the overall research and development expenditures is dedicated to new business and technology development activities for markets distinct from disposable hygienics. There is technology crossover for SAP into new areas, such as ion-exchange polymers for several markets, as well as a strong commitment to new-platform technology development. An example of this is adsorbent polymers for cosmetics and industrial markets.

     The Company benefits from the recruitment and retention of high-caliber research staff. It places importance on leveraging its research investment with collaborative bodies externally, such as academia and other corporations, and internally with the technical functions and resources of AMCOL's other business segments.

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

Competition

     The Company believes that there are at least five major polymer manufacturers and at least three importers that compete with its U.S. operation, several of which have substantially greater financial resources than the Company. Three of these competitors are vertically integrated producers of acrylic acid, the primary cost component of SAP. The Company's U.K. operation competes with numerous producers. Only one producer has substantially more production capacity and several producers have greater financial resources than the Company. Further, at least three of these competitors are vertically integrated producers of acrylic acid. The competition in both the Company's domestic and international markets is primarily a matter of product quality and price, and it historically has been vigorous. The Company believes that its polymer manufacturing process has enabled it to add polymer production capacity at a lower capital investment cost than that required by other processes currently in widespread commercial use.

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

                                    MINERALS

     The Company's minerals business is principally conducted through its wholly owned subsidiaries, American Colloid Company in the United States and Canada, Volclay Ltd. in the United Kingdom, Volclay Siam Ltd. in Thailand, Volclay Korea Ltd. in South Korea, Volclay Pty., Ltd. in Australia, and through its joint venture companies, Redhill Volclay Company Ltd. in China, Volclay de Mexico in Mexico, Ashapura Volclay Ltd. in India, Egypt Mining & Drilling Chemicals Co. in Egypt, and Nissho Iwai Bentonite Company in Japan. The Company also has a 20% equity interest in Ashapura Minechem Ltd., a publicly traded Indian bentonite producer.

     Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 50 feet under overburden of up to 60 feet. There are two basic types of bentonite, each having different chemical and physical properties. These are commonly known as sodium bentonite and calcium bentonite. Sodium bentonite is generally referred to as western bentonite because it predominately occurs in the Western United States. Sodium bentonites of lesser purity occur outside the United States. Calcium bentonite is generally referred to as southern bentonite in the United States and as fuller's earth outside the United States. Calcium bentonites mined outside the United States are commonly activated with sodium carbonate to produce properties similar to natural sodium bentonite. A third type of clay mineral, a less pure variety of calcium montmorillonite called fuller's earth in the United States, is used as "traditional" cat litter. In April 1998, the Company sold its fuller's earth reserves and associated business to Oil-Dri Corporation of America (Oil-Dri). As part of the sale agreement, Oil-Dri supplies the Company's brands of traditional fuller's earth cat litter for sale to the pet trade sector of the domestic cat litter market.

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

Consumable Goods

     Cat Litter. The Company produces and markets a sodium bentonite-based, scoopable (clumping) cat litter. The Company markets a traditional cat litter to complement its line of scoopable cat litter products to the pet trade sector of the market. The Company's scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Scoopable cat litter has grown to 54% of the U.S. grocery market for cat litter in 1999 from 0.4% in 1989, and to 64% of the mass merchandise market for cat litter from no representation in 1989. The scoopable cat litter products are sold primarily to private label grocery and mass merchandisers, though the Company also sells its own brands to the grocery, pet store and mass markets. The Company's products are marketed under various trade names.

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

Sales and Distribution

     In 1999, the top four customers were located in North America and accounted for approximately 28% of the Company's mineral sales worldwide.

     The Company has established industry-specialized sales groups staffed with technically oriented salespersons serving each of the Company's major markets. Certain groups have networks of distributors and representatives, including companies that warehouse products at strategic locations.

     Most customers in the metalcasting industry are served on a direct basis by teams of Company sales, technical and manufacturing personnel. The Company also provides training courses and laboratory testing for customers who use the Company's products in the metalcasting process.

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

                                  ENVIRONMENTAL

Principal Products and Markets

     Through its wholly owned subsidiaries,  Colloid Environmental  Technologies
Company (CETCO) in the United States and Canada, CETCO Korea Ltd., CETCO Australia Pty. Ltd., CETCO Environmental Technologies Pte. Ltd. (Singapore), CETCO Poland Sp. z o.o. and CETCO (Europe) Ltd. in the United Kingdom, the Company sells sodium bentonite, products containing sodium bentonite, and other products, services, and equipment for use in environmental and construction applications.

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

     CETCO's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling and mineral exploration. The products are used to install monitoring wells and water wells, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY GROUT, BENTOGROUT and VOLCLAY TABLETS are among the trade names for products used in these applications. Horizontal and directional drilling applications utilizing HYDRAUL-EZ represent a new market area for CETCO drilling products.

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

Sales and Distribution

     In 1999, no customer accounted for more than 5% of environmental sales. CETCO products are sold domestically and internationally. CETCO sells most of its products through independent distributors and commissioned representatives. CETCO employs technically oriented marketing personnel to support its network of distributors and representatives. Offshore customers are primarily major oil companies sold on a direct basis.

Seasonality

     Much of the business in the environmental sector is impacted by weather and soil conditions. Many of the products cannot be applied in harsh weather conditions and, as such, sales and profits tend to be stronger April through October. As a result, the Company considers this segment to be seasonal.

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

     The Company has reserves of sodium and calcium bentonite at various locations throughout North America including Wyoming, South Dakota, Montana and Alabama. The Company, indirectly through its joint venture companies, has access to bentonite deposits in China, Egypt, India and Mexico. At 1999 consumption rates and product mix, the Company estimates its proven reserves of commercially usable sodium bentonite at more than 30 years. The Company estimates its proven reserves of calcium bentonite at 10 years. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling, or the cost of obtaining physical access would not be material.

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

     The following table shows a summary of minerals sold by the Company from active mining areas for the last three years in short tons, as well as mineral reserves by major mineral category:

                                                   Wet
                                                Tons of     Assigned     Unassigned     Conversion
                             Tons Sold           Reserves    Reserves     Reserves        Factor              Mining Claims
                                                                                                           Unpatented
                       1999     1998    1997                                                          Owned        (1)      Leased
Sodium bentonite       1,453    1,532   1,617     116,878      56,724       60,154          77.2%     79,073      16,664     21,141
Calcium bentonite        205      196     195       2,831       2,831            -          72.7%          -           -      2,831
Leonardite                22       24      30         740         740            -          65.3%         -           -         740
                       1,680    1,752   1,842     120,449      60,295       60,154                    79,073      16,664     24,712

(1) Quantity of reserves that would be owned if patent was granted.
Note: All data except percents in thousands

     Assigned reserves means reserves which could be reasonably expected to be processed in existing plants. Unassigned reserves means reserves which will require additional expenditures for processing facilities. Conversion factor means the percentage of reserves that will be available for sale after processing.

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

Regulation and Environmental

     The Company believes it is in material compliance with applicable regulations now in effect for surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 31 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

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

                                 TRANSPORTATION

     The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. Through its transportation operation, the Company is better able to control costs, maintain delivery schedules and assure equipment availability for delivery of its products. The long-haul trucking subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 1999, approximately 54% of the revenues of this segment involved the Company's products.

                        CORPORATE DEVELOPMENT ACTIVITIES

Nanocomposite Product Development

     The Company is always seeking to develop broader-based technologies which may use bentonite for new, value-added applications. One such technology is nanocomposites for the plastics industry. In 1995, the Company established its Nanocor subsidiary to develop surface-modified bentonites suitable for the emerging nanocomposite market. The primary raw material is bentonite, principally using the Company's current mineral reserves. For some applications, bentonites will be purchased from third party suppliers. Surface treatment chemicals, added in the production process, are readily available on the merchant market.

     The Company is focusing its development on the use of bentonite as a functional additive for plastics. The technology consists of dispersing highly purified bentonite of nanometer size (one-billionth of a meter) in plastic resins. The mineral's extremely small size creates a molecular blend with the plastic resin, giving rise to a number of beneficial properties. For example, nanocomposite plastics become stronger and lighter than traditional composite plastics, a combination attractive to the transportation industry. Nanocomposite plastics also hold their strength at high temperatures, an appealing property for electronics applications, among others. In plastic beverage containers, the benefits include longer shelf life and fresher taste, attractive qualities for consumer goods.

     The Company has a number of joint development agreements with potential customers. The arrangements are generally non-exclusive and contain provisions for joint ownership of intellectual property. Some applications of the technology under development are independent of partner participation and will be solely owned by the Company.

     The Company's Nanocor subsidiary is developing bentonite products suitable for use in automotive parts, electronic components and consumer packaging. The products will be marketed under the tradename Nanomer. Nanomers will be marketed to the plastics industry in North America on a direct basis, and in other regions, both on a direct basis and through distributors.

Poly-Pore Development

     The Company has been involved in the research and development of microporous oil and/or water absorbent polymers capable of entrapping solids and liquids. These products are intended for use in the cosmetics industry. The costs of the research have been included in the absorbent polymers segment. The Company will retain the rights to its proprietary technology after the pending sale of the absorbent polymers segment is completed.

                       FOREIGN OPERATIONS AND EXPORT SALES

     Approximately 46% of the Company's 1999 net sales were to customers in countries other than the United States. To enhance its overseas market penetration, the Company maintains mineral processing plants in the United Kingdom, Australia, Korea and Thailand, as well as a blending plant in Canada. Through joint ventures, the Company also has the capability to process minerals in Egypt, India, Mexico and China. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom, Australia and Thailand, where it is processed and mixed with other clays and distributed throughout Europe, Australia and Southeast Asia. The Company's U.S. bentonite is also shipped in bulk to Japan, where it is sold by the Japanese joint venture. The Company also maintains a worldwide network of independent dealers, distributors and representatives.

     The Company manufactures geosynthetic clay liners in the United Kingdom and Poland for the European market. In addition, the Company has sales offices in Norway, Korea and Singapore, as well as various offices in Europe.

     The Company produces absorbent polymers at its U.S. and U.K. plants, and serves markets in Western Europe, South America, Asia and the Middle East. The Thailand superabsorbent polymer plant will come on stream in 2000.

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

                                    EMPLOYEES

     As of December 31, 1999, the Company employed 1,609 persons, 629 of whom were employed outside of the United States. At December 31, 1999, there were approximately 441, 721, 354 and 28 persons employed in the Company's absorbent polymers, minerals, environmental and transportation segments, respectively, along with 65 corporate employees. The corporate employees include personnel engaged in the nanocomposite research and development effort. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 79 of the Company's employees in the United States and approximately 25 of the Company's employees in the United Kingdom are represented by five labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

Item 2. Properties

     The Company and its subsidiaries operate the following plants, mines and other facilities, all of which are owned, except as noted:

Location                                    Principal Function
ABSORBENT POLYMERS
Aberdeen, MS .............................  Manufacture absorbent polymers
Birkenhead, Merseyside, U.K...............  Manufacture absorbent polymers; research laboratory and headquarters for Chemdal Ltd.
Rayong, Thailand .........................  Manufacture absorbent polymers
MINERALS
Belle Fourche, SD (3).....................  Mine and process sodium bentonite
Colony, WY (two plants)...................  Mine and process sodium bentonite
Lovell, WY (3)............................  Mine and process sodium bentonite
Upton, WY.................................  Mine and process sodium bentonite
Paris, TN.................................  Package cat litter
Gascoyne, ND..............................  Mine and process leonardite
Letohatchee, AL...........................  Package and load calcium bentonite
Sandy Ridge, AL...........................  Mine and process calcium bentonite; blend ADDITROL
Columbus, OH (1)..........................  Blend ADDITROL; process chromite sand
Granite City, IL (1)......................  Package cat litter; process chromite sand
Waterloo, IA..............................  Blend ADDITROL
Albion, MI (1)............................  Blend ADDITROL
York, PA..................................  Blend ADDITROL; package cat litter
Chattanooga, TN...........................  Blend ADDITROL
Lufkin, TX................................  Blend ADDITROL
Neenah, WI................................  Blend ADDITROL
Troy, IN..................................  Blend ADDITROL
Toronto, Ontario, Canada (3)..............  Blend ADDITROL
Geelong, Victoria, Australia (1)(3).......  Process bentonite; blend ADDITROL
Birkenhead, Merseyside, U.K. (2)(3).......  Process bentonite and chromite sand; blend ADDITROL;
                                            package cat litter; research laboratory; headquarters for Volclay Ltd.
Rayong, Thailand..........................  Process bentonite
Kyung-Buk, South Korea....................  Mine and process bentonite
ENVIRONMENTAL
Belle Fourche, SD (3).....................  Manufacture construction products
Lovell, WY (3)............................  Manufacture Bentomat and Claymax geosynthetic clay liners
Villa Rica, GA............................  Manufacture components for geosynthetic clay liners
Fairmount, GA.............................  Manufacture Bentomat and Claymax geosynthetic clay liners
Birkenhead, Merseyside, U.K. (2)(3).......  Manufacture Bentomat geosynthetic clay liner; research laboratory; headquarters for
                                            CETCO Europe Ltd.
Szczytno, Poland .........................  Manufacture Bentomat and Claymax geosynthetic clay liners
Copenhagen, Denmark (1)...................  Sales and distribution for CETCO (Europe) Ltd.
Geelong, Victoria, Australia (1)(3).......  Sales and distribution for CETCO Australia Pty. Ltd.
Toronto, Ontario, Canada (3)..............  Sales and distribution for CETCO Canada Ltd.
Tanager, Norway (1).......................  Sales and distribution for CETCO (Europe) Ltd.
Singapore (1).............................  Sales and distribution for CETCO Environmental Technologies Pte Ltd.
Seoul, South Korea (1)....................  Sales and distribution for CETCO Korea Ltd.
Paris, France (1) ........................  Sales and distribution for CETCO (Europe) Ltd.
TRANSPORTATION
Scottsbluff, NE...........................  Transportation headquarters and terminal
CORPORATE
Arlington Heights, IL (1).................  Corporate headquarters; Chemdal International headquarters; CETCO headquarters; American
                                            Colloid Company headquarters; Nanocor, Inc. headquarters; research laboratory
Aberdeen, MS..............................  Process purified bentonite (Nanocor, Inc.)

(1) Leased
(2) Certain offices and facilities are leased.
(3) Shared facilities between minerals and environmental segment.

Item 3. Legal Proceedings

     In 1998, the following claims were filed in Chester, England against certain of the Company's subsidiaries: Adams et al. v. AMCOL (Holdings) Limited and Volclay Limited, (AKA Marie Geraldine O'Laughlin et al.), High Court of Justice, QB Division, Chester District 1998 A. No. 206; and Anziani, et al. v. AMCOL (Holdings) Limited and Volclay Limited, High Court of Justice, QB Division, Chester District 1998 A. No. 365. The claims are for property damage, nuisance and personal injury based on the alleged release of dust from Volclay Limited's facility in Wallasey, England . It is the Company's understanding that the claims are being made on behalf of up to 1,600 persons who at some point during the period from 1965 to the present have resided in the vicinity of the Wallasey, England facility. The Company has notified its insurance carriers and is currently engaged in the discovery process. The Company intends to defend these cases vigorously. Based on information received to date, the Company currently anticipates that its liability with respect to these claims will not have a material adverse affect on the Company.

     The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

     The Company's processing operations require permits from various governmental authorities. From time to time, the Company has been contacted by government agencies with respect to required permits or compliance with existing permits. While the Company has been notified of certain situations of non-compliance, management does not expect the fines or the cost of compliance, if any, to be significant.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                        Executive Officers of Registrant

Name                           Age      Principal Occupation for Last Five Years
Mark A. Anderson               40       Vice President of Corporate Development of the Company since 1997; prior thereto,
                                        Vice President of Absorbent Technologies for Chemdal Corporation since 1992.
Gary L. Castagna               38       Vice President of the Company and President of Chemdal International Corporation
                                        since 1997; prior thereto, Vice President of Finance of Chemdal Corporation since
                                        1992 and Managing Director of Chemdal Ltd. since 1994.
John Hughes                    57       Chairman of the Board of Directors since May 1998; Chief Executive Officer of the
                                        Company since 1985; a Director since 1984. Mr. Hughes will retire as Chief Executive
                                        Officer effective at the Company's annual shareholders' meeting.
Lloyd. F. Love                 53       Vice President and Chief Information Officer of the Company since July 1999; prior thereto, Chief Information Officer of Baxter Credit Union since 1997; prior thereto,
                                        Vice President, Information Services of Caremark International since 1992 (acquired by MedPartners in mid-1996).
Peter L. Maul                  50       Vice President of the Company since 1993 and President of Nanocor, Inc. since 1995.
Ryan F. McKendrick             48       Vice President of the Company and President of Colloid Environmental Technologies
                                        Company since November 1998; prior thereto, Vice President of Colloid Environmental
                                        Technologies Company since 1994.
Gary Morrison                  44       Vice President of the Company and President of American Colloid Company since
                                        February 2000; prior thereto, Vice President of American Colloid Company since 1994.

                                             Executive Officers of Registrant (continued)

Name                           Age      Principal Occupation for Last Five Years
Clarence O. Redman             57       Secretary of the Company since 1982. Clarence O. Redman is of counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the
                                        Company, since October 1997; prior thereto, an individual and corporate partner and
                                        Chief Executive Officer of the law firm of Keck, Mahin & Cate; a Director since 1989.
Paul G. Shelton                50       Senior Vice President and Chief Financial Officer of the Company and President of
                                        AMCOL International's transportation units since 1994; a Director since 1988.
Anthony S. Tomlin              38       Vice President of the Company since February, 2000;  prior thereto, Vice President of
                                        Chemdal International Corporation since 1992.
Lawrence E. Washow             47       President of the Company since May 1998; Chief Operating Officer of the Company since
                                        1997; prior thereto, Senior Vice President of the Company since 1994 and President of
                                        Chemdal International Corporation since 1992; a Director since February, 1998. Mr.
                                        Washow has been appointed to succeed Mr. Hughes as the Company's  Chief Executive
                                        Officer effective at the Company's annual shareholders' meeting.
Frank B. Wright, Jr.           51       Vice President of the Company and President of Volclay International Corporation;
                                        also President of American Colloid Company from August, 1996 to February, 2000; prior thereto, Manager of International Business Development for American Colloid Company
                                        since 1995.

     All executive officers of the Company are elected annually by the Board of Directors for a term expiring at the annual meeting of directors following their election, or when their respective successors are elected and shall have qualified. All directors are elected by the stockholders for a three-year term, or until their respective successors are elected and shall have qualified.

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

                                                                             Stock Price              Cash Dividends
                                                                          High          Low         Declared Per Share
Fiscal Year Ended December 31, 1999:             1st Quarter........     $11.375       $8.250            $.0600
                                                 2nd Quarter........      14.750        8.875             .0700
                                                 3rd Quarter........      15.125       13.250             .0700
                                                 4th Quarter........      17.750       12.000             .0700

Fiscal Year Ended December 31, 1998:             1st Quarter........     $16.375      $12.125            $.0550
                                                 2nd Quarter........      16.375       11.500             .0550
                                                 3rd Quarter........      14.250        9.375             .0600
                                                 4th Quarter........      11.375        8.000             .0600

     As of February 21, 2000, there were 3,462 holders of record of the common stock, excluding shares held in street name.

     The Company has paid cash dividends every year for over 62 years. The Company intends to continue to pay cash dividends on its common stock, but the payment of dividends and the amount and timing of such dividends will depend on the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

Item 6. Selected Financial Data

     The following is selected financial data for the Company and its subsidiaries for the five years ended December 31, 1999. Per share amounts have been adjusted to reflect a three-for-two stock split in December 1997, effected in the nature of a stock dividend.

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

PER SHARE                                       1999              1998             1997               1996             1995
Stockholders' equity (1)                    $       6.94      $       6.44     $       6.18      $       5.87      $       5.42
Basic earnings (2)                                   .83               .79              .74               .53               .62
Diluted earnings (3)                                 .82               .78              .72               .52               .60
Dividends                                            .27               .23              .21               .19               .17
Shares outstanding (3)                         27,199,263        28,385,860       29,125,168        29,294,489        29,519,220
INCOME DATA
Sales                                       $     552,052     $     521,530    $     477,060     $     405,347     $     347,688
Gross profit                                      137,796           111,171          100,741            84,311            76,562
Operating profit                                   43,433            42,220           41,469            32,337            32,397
Net interest expense                               (6,396)           (7,933)          (8,628)           (8,450)           (6,727)
Net other income (expense)                         (1,338)              140             (398)             (670)            1,217
Pretax income                                      35,699            34,427           32,443            23,217            26,887
Income taxes                                       13,913            12,350           11,399             7,979             9,082
Net income                                         22,234            22,085           21,044            15,225            17,771
BALANCE SHEET
Current assets                              $     164,770     $     164,076    $     150,270     $     147,773     $     126,337
Net property, plant and equipment                 172,408           171,478          175,324           180,876           175,211
Total assets                                      349,007           357,864          351,009           350,708           322,366
Current liabilities                                59,715            74,083           67,241            51,870            35,882
Long-term debt                                     93,914            96,268           94,425           118,855           117,016
Shareholders' equity                              186,440           172,914          175,943           167,404           155,494
RATIO ANALYSIS
Operating margin                                    7.87%             8.10%            8.69%             7.98%             9.32%
Pretax margin                                       6.47              6.60             6.80              5.73              7.73
Effective tax rate                                 38.97             35.87            35.14             34.37             33.78
Net margin                                          4.03              4.23             4.41              3.76              5.11
Return on ending assets                             6.37              6.17             6.00              4.34              5.51
Return on ending equity                            11.93             12.77            11.96              9.09             11.43

(1)      Based on the number of common shares outstanding at the end of the year.
(2)      Based on the weighted average common shares outstanding for the year.
(3)      Based on the weighted average common shares outstanding, including common stock equivalents, for the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Condition

     At December 31, 1999, the Company had outstanding debt of $94.4 million (including both long- and short-term debt) and cash and cash equivalents of $3.8 million, compared with $113.4 million in debt and $2.8 million in cash and cash equivalents at December 31, 1998. Long-term debt represented 33.5% of total capitalization at December 31, 1999, compared with 35.8% at December 31, 1998.

     The Company had a current ratio of 2.76-to-1 at December 31, 1999, with approximately $105.1 million in working capital, compared with 2.21-to-1 and $90.0 million, respectively, at December 31, 1998.

     The Company's revolving credit facility of $125 million matures in October 2003. The Company had $60.2 million in unused, committed credit lines at December 31, 1999. The Company is renegotiating its debt covenants in anticipation of the sale of the absorbent polymers segment. It is anticipated that the $125 million revolver will remain in place after the pending transaction closes.

     During 1999, the Company had $40.2 million in capital expenditures and $4.6 million in additional investments in joint ventures. The Company acquired $.6 million in treasury stock (net of stock option exercises), paid $7.2 million in dividends and repaid $19.0 million of debt. This activity was funded from cash from operations generated in 1999, principally consisting of net income of $22.2 million and depreciation and amortization totaling $36.7 million.

     The Company has entered into a definitive agreement to sell its superabsorbent polymer business to BASF AG. Completion of the transaction is subject to the mechanical completion of the polymer plant in Thailand, approval by regulatory authorities in the United States, United Kingdom and Germany and approval by the Company's shareholders. German regulatory approval has been obtained. The Company and BASF are responding to questions raised by the U.S. Federal Trade Commission in response to their respective Hart Scott Rodino filings. The Company currently intends to seek shareholder approval in the second quarter. If all approvals are obtained, the Company currently intends to distribute substantially all of the net proceeds to its shareholders.

     Management believes that the Company has adequate resources to fund the capital expenditures discussed above, dividend payments and anticipated working capital requirements through its existing committed credit lines and cash balances, and future operating cash flow.

Results of Operations for the Three Years Ended December 31, 1999

     Net sales increased by $30.5 million, or 5.9%, from 1998 to 1999, and by $44.5 million, or 9.3%, from 1997 to 1998. Approximately 60% of the 1998 sales increase was related to acquisitions made during 1998. Gross profit increased by $26.6 million, or 23.9%, from 1998 to 1999, compared to an increase of $10.4 million, or 10.4%, from 1997 to 1998. Operating profit improved by $1.2 million, or 2.9%, from 1998 to 1999 compared to $.8 million, or 1.8%, from 1997 to 1998. The operating profit for 1999 was reduced by $14.6 million as a result of write downs of the carrying value of certain intangible and long-term assets in the minerals and environmental segments. A $4.8 million operating loss at the Company's U.K. minerals unit adversely impacted operating profit for 1998. Net income increased by less than 1% from 1998 to 1999, compared to $1.0 million, or 4.9%, from 1997 to 1998. During 1999, the write down accounted for $10.1 million after taxes, or approximately $.37 per share. Diluted earnings per share were $.82, $.78 and $.72 in 1999, 1998 and 1997, respectively. The weighted average shares outstanding, including the dilutive impact of stock options, were 4.2% lower in 1999 than in 1998 and 2.5% lower in 1998 than in 1997.

     A review of sales, gross profit, general, selling and administrative expenses, and operating profit by segment follows:

Absorbent Polymers                                          Year Ended December 31,
                               1999                1998               1997           1999 vs. 1998      1998 vs. 1997
                                          (Dollars in Thousands)
Net sales.............   $252,908  100.0%  $ 221,093   100.0%  $ 195,944   100.0%   $31,815   14.4%   $25,149   12.8%
Cost of sales.........    184,006   72.8%    174,635    79.0%    154,983    79.1%
  Gross profit........     68,902   27.2%     46,458    21.0%     40,961    20.9%    22,444   48.3%     5,497   13.4%
General, selling and
  administrative
expenses..............     17,052    6.7%     13,207     6.0%     12,098     6.2%     3,845   29.1%     1,109    9.2%
  Operating profit....     51,850   20.5%     33,251    15.0%     28,863    14.7%    18,599   55.9%     4,388   15.2%

     Sales of absorbent polymers in 1999 increased by 14.4% over 1998 compared with a 12.8% sales increase from 1997 to 1998. Approximately 65% of the sales increase in 1998 was acquisition-related. In both 1998 and 1999, unit sales volume increased at a faster rate than the sales dollars.

     Gross profit margins increased by 29.5% from 1998 to 1999 compared to a slight improvement from 1997 to 1998. Margin improvement both in 1998 and 1999 was primarily the result of lower costs for acrylic acid, the main raw material for the production of SAP. In each case, the lower costs more than offset lower unit selling prices.

     General, selling and administrative expenses increased by $3.8 million, or 29.1%, from 1998 to 1999. Higher research and development spending of approximately $1.0 million, the staffing of the Thai plant of $.9 million, higher incentive compensation of approximately $.9 million and higher occupancy costs of approximately $.4 million accounted for much of the change. In 1998, the increase in general, selling and administrative expenses related primarily to a higher bad debt provision as a result of two customer bankruptcies. Otherwise, the rate of increase from 1997 to 1998 was less than the rate of increase in sales.

     The   Company   has   aggressively   expanded   its   capacity  to  produce
superabsorbent polymers. Its current global capacity of 160,000 metric tons (excluding the acquisition related 12,000 metric ton U.K. toll processing arrangement) is among the largest in the world. The Company is currently completing construction of a 20,000 metric ton plant in Thailand. This plant is expected to be operational by the end of March 2000.

Minerals                                                    Year Ended December 31,
                               1999                1998               1997           1999 vs. 1998      1998 vs. 1997
                                          (Dollars in Thousands)
Net sales.............   $156,537  100.0%  $ 164,049   100.0%  $ 162,895   100.0%   ($7,512)  -4.6%   $ 1,154      .7%
Cost of sales.........    121,864   77.8%    135,650    82.7%    135,610    83.2%
  Gross profit........     34,673   22.2%     28,399    17.3%     27,285    16.8%     6,274   22.1%     1,114     4.1%
General, selling and
  administrative           17,432   11.1%     18,268    11.1%     15,651     9.6%      (836)  -4.6%     2,617    16.7%
expenses..............
Write down of
intangible                  2,954    1.9%         --          --      --         --   2,954   NM           --          --
  assets..............
  Operating profit....     14,287    9.2%     10,131     6.2%     11,634     7.2%     4,156   41.0%    (1,503)  -12.9%

     Sales decreased by $7.5 million from 1998 to 1999. Results for 1998 included approximately $3.8 million of fullers' earth sales, a business sold in April 1998. Sales of the U.K. minerals operation were $6.5 million lower in 1999 than in 1998. The Company reduced its commitment to the U.S. iron ore pelletizing market resulting in a sales decrease of $2.1 million, but this was more than offset by a sales increase to the domestic metalcasting and cat litter markets. Sales increased by $1.2 million in 1998 compared to 1997. This was the net result of the additional sales from the 1997 U.K. cat litter acquisition and the divestiture of the fullers' earth business. Domestic metalcasting sales increased in 1998, offsetting sales declines to domestic well drilling and export customers.

     As a result of the cat litter acquisition made in late 1997, the U.K. mineral operation produced an operating loss of approximately $4.8 million. The Company experienced problems in management, customer service and production, along with construction delays in integrating the acquisition into the existing plant and organization. Steps have been taken to address the problems in the United Kingdom in 1999, and the operating loss was reduced to $2.9 million. Efforts to improve results more quickly were hampered by a strong U.K. currency, limiting the operation's ability to market cat litter products on the European continent.

     Gross profit margins increased by 28.3% and by 3.0% from 1998 to 1999 and from 1997 to 1998, respectively. Domestic gross profits improved by approximately $4.0 million, U.K. gross profit improved by approximately $.9 million and other overseas units' gross profit improved by $1.3 million from 1998 to 1999. Domestic gross margins improved by 25.3% from 1997 to 1998. The 1998 domestic improvement was largely offset by the problems at the U.K. operation.

     General, selling and administrative expenses were $.8 million lower in 1999 than in 1998. Lower domestic personnel costs accounted for the majority of the change. General, selling and administrative expenses increased by $2.6 million from 1997 to 1998. The increase in costs in 1998 was related to the U.K. acquisition, as well as to international marketing costs.

     The Company wrote down goodwill of approximately $3.0 million related to its U.K. and Canadian operations. Its evaluation of the carrying value of the assets was based upon anticipated performance and a review of projected future cash flows.

Environmental                                                   Year Ended December 31,
                                 1999                 1998               1997            1999 vs. 1998        1998 vs. 1997
                                            (Dollars in Thousands)
Net sales.............    $107,975   100.0%    $104,501   100.0%   $ 88,421  100.0%    $ 3,474     3.3%     $16,080   18.2%
Cost of sales.........      77,515    71.8%      71,859    68.8%     59,625   67.4%
  Gross profit........      30,460    28.2%      32,642    31.2%     28,796   32.6%     (2,182)   -6.7%       3,846   13.4%
General, selling and
  administrative            26,551    24.6%      23,448    22.4%     18,528   21.0%      3,103    13.2%       4,920   26.6%
expenses..............
Write down of intangible
  and other long-term       11,575    10.7%          --          --      --         --  11,575      NM           --         --
assets
  Operating profit          (7,666)   -7.1%       9,194     8.8%     10,268   11.6%    (16,860) -183.4%      (1,074) -10.5%
(loss)................

     Sales increased by $3.5 million from 1998 to 1999. The sales increase from 1998 to 1999 was largely related to businesses acquired during 1998. Approximately 65% of the sales increase from 1997 to 1998 was attributable to these acquisitions.

     Gross profit margins decreased by 9.6% and 4.3% from 1998 to 1999 and from 1997 to 1998, respectively. Lower gross profits from businesses that were divested during the year, coupled with lower profits from the domestic sales of environmental liner products, accounted for the reduced margins in 1999. Lower than average margins from the newly acquired Norwegian business, coupled with lower margins from exports to Asia and sales to Europe, accounted for the margin reduction in 1998.

     International expansion accounted for much of the increase in general, selling and administrative expenses of 13.2% and 26.6% from 1998 to 1999, and from 1997 to 1998, respectively. Approximately 58% of the 1999 increase and 59% of the 1998 increase in general, selling and administrative expenses in 1998 was attributable to acquisitions made in 1998. During 1999, the Company also incurred a bad debt of approximately $.4 million related to unsuccessful litigation.

     During 1999, the Company sold or closed operations that incurred more than $5.5 million in operating losses. These actions are expected to result in improved profitability during 2000. In the process of evaluating its ongoing business operations, the Company wrote down the carrying value of certain intangible and fixed assets by approximately $11.6 million. This charge included $2.1 million related to the January 2000 sale of its Norwegian business. The remainder of the write down was largely related to goodwill not expected to be recovered by future cash flows.

Transportation                                              Year Ended December 31,
                               1999                1998               1997           1999 vs. 1998      1998 vs. 1997
                                          (Dollars in Thousands)
Net sales.............   $ 34,632  100.0%   $ 31,887   100.0%   $ 29,800   100.0%   $ 2,745    8.6%   $ 2,087     7.0%
Cost of sales.........     30,871   89.1%     28,215    88.5%     26,101    87.6%
  Gross profit........      3,761   10.9%      3,672    11.5%      3,699    12.4%        89    2.4%$      (26)  -.7%
General, selling and
  administrative            2,130    6.2%      2,037     6.4%      2,057     6.9%        93    4.6%       (20)   -1.0%
expenses..............
  Operating profit....      1,631    4.7%      1,635     5.1%      1,642     5.5%        (4)  -0.2%        (7)  -.4%

     The majority of the sales increase in both 1998 and 1999 came from customers unrelated to AMCOL's other business units. Gross profit margins were 5.2% lower in 1999 than in 1998, and 7.3% lower in 1998 than in 1997, primarily as a result of lower margins from brokered shipments. The gross profit margins vary based largely upon truck availability and sales mix between the trucking and brokerage operations. Higher fuel costs in the latter part of 1999 also put pressure on gross profit margins. The increase in general, selling and administrative expenses in 1999 reflected increased staffing levels to handle increased volume.

Corporate                                                   Year Ended December 31,
                               1999                1998               1997           1999 vs. 1998      1998 vs. 1997
                                          (Dollars in Thousands)
General, selling and
  administrative              $16,669           $11,991             $10,938         $ 4,678   39.0%   $ 1,053     9.6%
expenses..............
  Operating loss......          (16,669)        (11,991)            (10,938)         (4,678)  39.0%    (1,053)    9.6%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, finance, purchasing, research related to developing the nanocomposite technology and corporate governance.

     The Company is actively engaged in research and development efforts to create new applications for its bentonite reserves. The Company's wholly owned subsidiary, Nanocor, Inc., is devoted to research and development of bentonite-based nanocomposites. When incorporated into plastics, bentonite-based nanocomposites can produce materials with significantly improved properties that encompass a variety of commercial applications. Nanocor's technologies are still in the developmental stage, but management feels that these products have the potential to become a significant part of the Company's future growth. As of December 31, 1999, Nanocor has been issued 14 patents; 6 more patents have been allowed; and 12 patent applications were pending. All costs associated with Nanocor will continue to be included in corporate expenses for 2000, and until meaningful product revenues occur.

     Corporate costs increased by $4.7 million, or 39.0%, from 1998 to 1999. Approximately $1.3 million of professional fees incurred in connection with the pending transaction with BASF AG were included in the 1999 expenses. The remainder of the increase from 1998 to 1999 was largely accounted for by higher incentive compensation ($1.0 million), higher costs associated with developing the nanocomposite technology ($.9 million) and increased occupancy costs ($.6 million). The addition of two corporate executives and higher occupancy costs accounted for much of the increase in corporate costs from 1997 to 1998.

Net Interest Expense

     Net interest expense decreased by $1.5 million from 1998 to 1999, compared with a $.7 million decrease from 1997 to 1998. Approximately $.5 million of interest related to the Thai polymer plant construction was capitalized in 1999. The remainder of the 1999 reduction was due to lower average debt levels, which also accounted for the lower interest costs in 1998.

Other Income (Expense)

     Other expenses for 1999 included $1.1 million in foreign exchange losses. Foreign currency exchange losses accounted for approximately $.4 million, or 100%, of other expense in 1997.

Income Taxes

     The income tax rate for 1999 was 39.0% compared with 35.9% and 35.1% in 1998 and 1997, respectively. Income tax expense for 1999 and 1998 included a valuation allowance of $1.7 million and $.8 million, respectively, related to the U.K. minerals unit net operating loss carryforward. The effective income tax rate for 1999 was also higher because $2.7 million of the write down of intangible assets was not tax deductible. The effective tax rate for 2000 is currently estimated at 36%.

Earnings Per Share

     Diluted  earnings  per share were  calculated  using the  weighted  average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors were considered common share equivalents. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately
27.2 million in 1999 compared with approximately 28.4 million and 29.1 million in 1998 and 1997, respectively. The significant drop in the number of shares outstanding from 1997 to 1999 reflected the high level of share repurchase activity in 1998. Shares outstanding at December 31, 1999, excluding common stock equivalents, totaled 26.9 million shares. The impact of the write down of intangible and other long-term assets amounted to $.37 per diluted share.

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

Forward Looking Statements

     Certain statements made from time to time by the Company, including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following:

Pending Transaction Risk

     The Company has entered into a definitive agreement to sell its superabsorbent polymer business to BASF AG. Completion of the transaction is subject to the mechanical completion of the polymer plant in Thailand, approval by regulatory authorities in the United States, United Kingdom and Germany, and approval by the Company's shareholders.

Growth Rate of Absorbent Polymer Operations

     A significant part of our growth in sales and profit during the last five years has come from sales of superabsorbent polymers ("SAP"). Our sales of SAP have increased in part because newer diaper designs use larger amounts of SAP and because of growth in our sales to international markets. Our ability to continue this growth depends on several factors, including the following:

        o     our ability to retain key clients;
        o     the continued use of larger amounts of SAP in new diaper designs;
        o     the continued growth in sales to international markets;
        o     growth in sales to manufacturers of brand name products; and
        o     acceptance of new applications for SAP which we have developed.

     There can be no assurance that our sales of SAP will continue to grow in the future or remain at current levels.

Dependence on Large Absorbent Polymer Customers

     Our two largest absorbent polymer customers accounted for approximately 50% of our absorbent polymer sales in 1999 and our five largest absorbent polymer customers accounted for approximately 68% of such sales. We do not usually enter into long-term contracts with our absorbent polymer customers. These customers generally have the right to terminate their relationship with us with little or no notice. We cannot assure that we will be able to maintain our current level of sales to our five largest absorbent polymer customers or any other customer in the future.

     Many diaper manufacturers, including some of our customers, frequently change their diaper designs. During this process, many diaper manufacturers review the types of SAP available to determine the type of SAP best suited for their new diaper design. Some customers may elect to use the SAP of one of our competitors. The termination of our relationship with any of our significant absorbent polymer customers, or a material reduction in the SAP sold to such customers, could adversely affect our business and future financial results.

Competition

     Absorbent Polymers. The absorbent polymers market is very competitive. Our U.S. operations compete with approximately four manufacturers and at least three importers. Our U.K. operations compete with numerous manufacturers. Two of our competitors have more production capability and several producers have greater resources. In addition, several of our competitors also produce acrylic acid, which is the primary cost component of SAP. The cost of acrylic acid to these competitors may be significantly less than the price we pay for acrylic acid. We believe competition in our absorbent polymers segment is primarily a matter of product quality and price. If we fail to compete successfully based on these or other factors, we may lose customers or fail to attract new customers and our business and future financial results could be materially and adversely affected.

     Minerals. The minerals market is very competitive. We believe competition is essentially a matter of product quality, price, delivery, service and technical support. Several of our competitors in the U.S. market are larger and have substantially greater financial resources. If we fail to compete successfully based on these or other factors, we may lose customers or fail to recruit new customers and our business and future financial results could be materially and adversely affected.

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

Reliance on Metalcasting and Construction Industries

     Approximately 48% of our minerals segment's sales and 31% of our environmental segment's sales in 1999 were to the metalcasting and construction markets, respectively. The metalcasting and construction markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for products by the metalcasting and construction markets may decline and our business or future financial results may be adversely affected in the minerals and environmental segments, respectively.

Regulatory and Legal Matters

     Our operations are subject to various federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Substantial penalties may be imposed if we violate certain of these laws and regulations. If these laws or regulations are changed or interpreted differently in the future, it may become difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions. If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected. The Company may be subject to adverse litigation results as well as future changes in laws and regulations that may negatively impact its operations and profits.

Availability of Raw Materials

     Acrylic acid is our primary cost component in manufacturing SAP. Acrylic acid is only available from a limited number of suppliers. If we become unable to obtain a sufficient supply of SAP at a reasonable price, our business and future financial results could be materially and adversely affected.

Risks of International Expansion

     An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. Currently, our business outside the United States represents approximately 46% of our consolidated sales. The approximate breakdown of the sales outside of the United States for 1999 was as follows: Europe 52%; Latin America (including Mexico) 23%; Asia 9%; Africa along with the Middle East 15%; and other 1%. As we expand internationally, we will be subject to increased risks which may include the following:

        o        currency exchange or price control laws;
        o        currency translation adjustments;
        o        political and economic instability;
        o        unexpected changes in regulatory requirements;
        o        tariffs and other trade barriers;
        o        longer accounts receivable collection cycles; and
        o        adverse tax consequences.

     The above listed events could result in sudden, and potentially prolonged, changes in demand for the Company's products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country's legal system. At December 31, 1999, approximately 60% of the gross accounts receivable were due from customers outside of the United States and Canada. The breakdown of the overseas balance was as follows: Europe 39%; Latin America (including Mexico) 38%; Asia 12%; and Africa and the Middle East 11%.

Volatility of Stock Price

     The stock market has been extremely volatile in recent years. These broad market fluctuations may adversely affect the market price of our common stock. In addition, factors such as the following may have a significant effect on the market price of our common stock:

        o        fluctuations in our financial results;
        o        our introduction of new services or products;
        o        announcements of acquisitions, strategic alliances or joint ventures by us, our customers or our competitors;
        o        changes in analysts' recommendations regarding our common
                 stock; and
        o        general economic conditions.

     There can be no assurance that the price of our common stock will increase in the future or be maintained at its recent levels.

Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all quarters of all years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 to quarters of all years beginning after June 15, 2000. The Company is studying the statement to determine its effect on the consolidated financial position or results of operations, if any. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.

Year 2000

     Since the change in the calendar from 1999 to 2000, we have not experienced any malfunctions or failures of our information technology systems, or of our equipment with embedded technology. To date, we are not aware of any party with whom we conduct a significant amount of business that has experienced a material year 2000 readiness issue affecting their ability to operate their business or raise adequate revenues to meet their contractual obligations to us. Although we are prepared to commit the necessary resources to enforce our contractual rights in the event any third parties with whom we conduct business encounter year 2000 issues, we do not expect to incur any additional amounts to continue to monitor and prevent year 2000 malfunctions and failures because we do not expect to encounter any material year 2000 issues. However, we will continue to monitor any potential year 2000 issues that develop, and will adopt contingency plans accordingly to mitigate any impact on the operation of our business.

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

Exchange Rate Sensitivity

     The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound, the Canadian dollar, the Australian dollar, the Mexican peso, the Thai baht and the Korean won. The Company also has significant exposure to changes in exchange rates between the British pound and the Euro.

     The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged transactions. As of December 31, 1999, the Company had outstanding foreign currency contracts to sell the equivalent of $2.75 million of British pounds to hedge raw material purchases. The fair value of these agreements results in an immaterial unrecognized loss at December 31, 1999.

Interest Rate Sensitivity

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (US), British pounds (BP), Norwegian kroner (NOK), Korean won (WON) and Thai baht (THB) as indicated in parentheses.

                                                                  Expected Maturity Date
                                     2000      2001       2002      2003       2004     Thereafter     Total     Value
(US$ equivalent in millions)
Long-term debt:
     Fixed rate (US)..........      $    -   $  5,000   $ 5,000   $     -   $     -   $ 15,000      $ 25,000   $25,511
     Average interest rate....           -      7.8%       7.8%          -         -      8.1%             -         -
     Variable rate (US).......       42,000          -         -          -         -          -        42,000    42,000
     Average interest rate....         6.4%          -         -          -         -          -             -         -
     Variable rate (BP).......       22,776          -         -          -         -          -        22,776    22,776
     Average interest rate....         6.0%          -         -          -         -          -             -         -
     Variable rate (NOK)......          509        469         -          -         -          -           978       978
     Average interest rate....         8.3%      7.6%          -          -         -          -             -         -
     Variable rate (WON)......          881          -         -          -         -          -           881       881
     Average interest rate             9.9%          -         -          -         -          -             -         -
     Variable rate (THB)......        2,788          -         -          -         -          -         2,788     2,788
     Average interest rate....         6.6%          -         -          -         -          -             -         -
                                     68,954      5,469     5,000          -         -     15,000        94,423    94,934
     Debt to be refinanced....      (68,445)     3,669         -     64,776         -          -             -         -
Total.........................      $   509   $  9,138   $ 5,000   $ 64,776   $     -   $ 15,000      $ 94,423   $94,934

     The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to exchange variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreements. At December 31, 1999, the Company had one interest rate swap outstanding, which expires in September 2002, in a notional amount of $15 million. The fair value of this agreement results in an unrecognized loss at December 31, 1999, of $166.

     The Company is exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks. The Company's accounts receivable financial instruments are carried at amounts that approximate fair value.

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

Board of Directors of the Registrant

Arthur Brown, 59 (1, 2)
Chairman, President and Chief Executive Officer of Hecla Mining Company, a miner and processor of silver, gold and industrial minerals. Director since 1990.

Robert E. Driscoll, III, 61 (1, 2
Retired Dean and Professor of Law, University of South Dakota. Director since 1985.

John Hughes, 57 (3)
Chairman of the Board of Directors since May 1998; Chief Executive Officer of the Company since 1985; a Director since 1984. Mr. Hughes will retire as Chief Executive Officer effective at the Company's annual shareholders' meeting.

James A. McClung, 62 (1, 3)
Vice President and Executive Officer of FMC Corporation, a diversified producer of chemicals, machinery and other products for industry, government and agriculture. Director since May 1997. Mr. McClung is retiring as a director of the Company effective at the annual shareholders' meeting.

Jay D. Proops, 58 (2, 3, 4, 5)
Private investor and former Vice Chairman and co-founder of The Vigoro Corporation. Also a Director of Great Lakes Chemical Corporation. Director since 1995.

C. Eugene Ray, 67 (1, 2, 3, 4, 5)
Retired Executive Vice President - Finance of Signode Industries, Inc. a manufacturer of industrial strapping products. Director since 1981.

Clarence O. Redman, 57 (2, 3)
Secretary of AMCOL International Corporation. Of counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the Company. Previously, Mr. Redman was an individual and corporate partner of the law firm of Keck, Mahin & Cate as the sole shareholder and President of Clarence Owen Redman Ltd. Mr. Redman and his professional corporation also served as Chief Executive Officer of Keck, Mahin & Cate until September 1997. In December 1997, Keck, Mahin & Cate filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Also a director of U.S. Forest Industries, Inc., a forest products company engaged in the production of wood products used in residential, commercial and industrial applications. Director since 1989.

Paul G. Shelton, 50 (3)
Senior Vice President and Chief Financial Officer of AMCOL International Corporation. Director since 1988.

Dale E. Stahl, 52 (2, 3, 4, 5)
President and Chief Operating Officer of Gaylord Container Corporation, a manufacturer and distributor of brown paper and packaging products. Director since 1995.

Lawrence E. Washow, 47 (3)
President of the Company since May 1998; Chief Operating Officer of the Company since 1997; prior thereto, Senior Vice President of the Company since 1994 and President of Chemdal International Corporation since 1992; a Director since February, 1998. Mr. Washow has been appointed to succeed Mr. Hughes as the Company's Chief Executive Officer effective at the Company's annual shareholders' meeting.

Audrey L. Weaver, 45 (2)
Private investor. Director since February 1997.

Paul C. Weaver, 37 (3, 4, 5)
Managing partner of Consumer Aptitudes, Inc., a marketing research firm. Director since 1995.

(1)      Member of Audit Committee
(2)      Member of Compensation Committee
(3)      Member of Executive Committee
(4)      Member of Nominating Committee
(5)      Member of Succession Planning Committee

     Additional information regarding the directors of the Company is included under the caption "Nominees for Director," "Information About Members of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement to be dated on or before April 29, 2000, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

     Information regarding the above is included under the caption "Compensation of Named Officers" in the Company's proxy statement to be dated on or before April 29, 2000, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding the above is included under the caption "Beneficial Owners of More than 5% of AMCOL Stock" in the Company's proxy statement to be dated on or before April 29, 2000, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding the above is included under the captions "Nominees for the Board of Directors" and "Information About Continuing Members of the Board" in the Company's proxy statement to be dated on or before April 29, 2000, and is incorporated herein by reference.

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

Item 14(a) Index to Financial Statements and Financial Statement Schedules

                                                                         Page
(1)       Financial Statements:
          Independent Auditors' Report..............................      F-2
          Consolidated Balance Sheets, December 31, 1999 and 1998...      F-3
          Consolidated Statements of Operations,
          Years ended December 31, 1999, 1998 and 1997..............      F-4
          Consolidated Statements of Comprehensive Income,
          Years ended December 31, 1999, 1998 and 1997..............      F-4
          Consolidated Statements of Stockholders' Equity,
          Years ended December 31, 1999, 1998 and 1997..............      F-5
          Consolidated Statements of Cash Flows,
          Years ended December 31, 1999, 1998 and 1997..............      F-6
          Notes to Consolidated Financial Statements................      F-7
(2)       Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts............     F-25

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP


Chicago, Illinois
March 2, 2000

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
           (Dollars in thousands, except share and per share amounts)

                                         ASSETS                                                December 31,
                                                                                             1999        1998
Current assets:
     Cash and cash equivalents.........................................................     $  3,815    $  2,758
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $4,415 and $2,999..............       98,943      96,446
         Other.........................................................................        7,873       3,628
     Inventories.......................................................................       40,680      52,093
     Prepaid expenses..................................................................        6,571       5,444
     Current deferred tax asset........................................................        6,888       3,707
         Total current assets..........................................................      164,770     164,076

Investment in and advances to joint ventures...........................................        9,111       4,556

Property, plant, equipment, and mineral rights and reserves:
     Land and mineral rights and reserves..............................................       12,369      13,421
     Depreciable assets................................................................      339,006     312,260
                                                                                             351,375     325,681
     Less accumulated depreciation.....................................................      178,967     154,203
                                                                                             172,408     171,478
Other assets:
     Goodwill and other intangible assets, less accumulated amortization of $580 and             452      16,308
$16,672
     Long-term prepayments and other assets............................................        1,534       1,446
     Deferred tax asset................................................................          732           -
                                                                                               2,718      17,754
                                                                                            $349,007    $357,864

                          LIABILITIES AND STOCKHOLDERS' EQUITY                                 December 31,
                                                                                             1999        1998
Current liabilities:
     Current maturities of long-term obligations.......................................          509    $ 17,117
     Accounts payable..................................................................       20,656      21,969
     Accrued income taxes..............................................................        7,564       3,478
     Accrued liabilities...............................................................       30,986      31,519
         Total current liabilities.....................................................       59,715      74,083
Long-term obligations:
     Long-term debt....................................................................       93,914      96,268

Deferred income tax liabilities........................................................            -       7,505
Other liabilities......................................................................        8,938       7,094
                                                                                               8,938      14,599
Stockholders' equity:
     Common stock, par value $.01 per share. Authorized 100,000,000 shares, issued
         32,015,796 shares.............................................................          320         320
shares
     Additional paid-in capital........................................................       76,440      76,238
     Retained earnings.................................................................      142,270     127,262
     Cumulative other comprehensive income (expense) ..................................       (2,607)     (1,756)
                                                                                             216,423     202,064
Less:
     Treasury stock (5,163,715 shares in 1999 and 5,146,399 shares in 1998)............      (29,983)    (29,150)
                                                                                             186,440     172,914
                                                                                            $349,007    $357,864


     See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                                                            Year Ended December 31,
                                                                                        1999         1998         1997
   Net sales.......................................................................    $ 552,052   $ 521,530    $ 477,060
   Cost of sales...................................................................      414,256     410,359      376,319
        Gross profit...............................................................      137,796     111,171      100,741
   General, selling and administrative expenses....................................       79,834      68,951       59,272
   Write down of intangible and long-term assets...................................       14,529          --           --
        Operating profit...........................................................       43,433      42,220       41,469
   Other income (expense):
        Interest expense, net......................................................       (6,396)     (7,933)      (8,628)
        Other, net.................................................................       (1,338)        140         (398)
                                                                                          (7,734)     (7,793)      (9,026)
        Income before income taxes and equity in income of joint ventures..........       35,699      34,427       32,443
   Income taxes....................................................................       13,913      12,350       11,399
        Income before equity in income of joint ventures...........................       21,786      22,077       21,044
   Equity in income of joint ventures .............................................          448           8            -
        Net income.................................................................    $  22,234   $  22,085    $  21,044

   Earnings per share
        Basic......................................................................    $     .83   $     .79    $     .74
        Diluted....................................................................    $     .82   $     .78    $     .72

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                        1999         1998         1997
   Net income......................................................................    $  22,234   $  22,085    $  21,044
   Other comprehensive income:
     Foreign currency translation adjustment.......................................         (851)         (7)      (4,617)
   Comprehensive income............................................................    $  21,383   $  22,078    $  16,427

     See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
           (Dollars in thousands, except share and per share amounts)

                                        Common Stock                                     Cumulative
                                                                                            Other
                                                            Additional                  Comprehensive
                                                              Paid-in      Retained        Income         Treasury
                                                              Capital      Earnings       (Expense)        Stock       Total
                                     Number
                                       of
                                   Shares (1)     Amount
Balance at December 31,
     1996....................        32,015,796    $ 213    $  75,576      $  96,579      $  2,868        ($7,832)  $ 167,404
Net income...................                 -        -            -         21,044             -              -      21,044
Cash dividends ($.21 per
     share)..................                 -        -            -         (5,928)            -              -      (5,928)
Cumulative translation
     adjustment..............                 -        -            -            -        (4,617)               -      (4,617)
Three-for-two stock split....                        107                        (107)                                       -
Purchase of 254,132
     treasury shares.........                 -        -            -              -             -         (2,921)     (2,921)
Sales of 230,808 treasury
     shares pursuant
     to options..............                 -        -          363              -             -            598         961
Balance at December 31,
     1997....................        32,015,796      320       75,939        111,588        (1,749)       (10,155)    175,943
Net income...................                 -        -            -         22,085            -              -      22,085
Cash dividends ($.23 per
     share)..................                 -        -            -         (6,411)            -              -      (6,411)
Cumulative translation
     adjustment..............                 -        -            -            -             (7)             -          (7)
Purchase of 1,829,041
     treasury shares.........                 -        -            -             -              -        (19,898)    (19,898)
Sales of 224,240 treasury
     shares pursuant
     to options..............                 -        -          299              -             -            903       1,202
Balance at December 31,
     1998....................        32,015,796    $ 320    $76,238        $ 127,262      ($ 1,756)     ($ 29,150)  $ 172,914
Net income...................                 -        -            -         22,234             -              -      22,234
Cash dividends ($.27 per
     share)..................                 -        -            -         (7,226)            -              -      (7,226)
Cumulative translation
     adjustment..............                 -        -            -             -           (851)             -        (851)
Purchase of 226,600
     treasury shares.........                 -        -            -             -              -        ( 2,040)     (2,040)
Sales of 209,284 treasury
     shares pursuant
     to options..............                 -        -          202              -             -          1,207       1,409
Balance at December 31,
     1999....................        32,015,796    $ 320    $ 76,440       $142,270       ($ 2,607)     ($ 29,983)  $ 186,440

(1)      Reflects three-for-two stock split in December 1997, effected in the nature of a stock dividend.

     See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                     1999         1998        1997
    Cash flow from operating activities:
         Net income.............................................................    $ 22,234    $ 22,085    $21,044
         Adjustments to reconcile net income to net cash provided by operating
         Activities:
             Depreciation, depletion, and amortization..........................      37,208      33,122      31,912
             Increase (decrease) in allowance for doubtful accounts.............       1,416         452        (116)
             Increase (decrease) in deferred income taxes.......................      (8,237)        815         177
             Increase in other noncurrent liabilities...........................       1,229         311         777
             (Gain) loss on sale of depreciable assets..........................         252         (72)        111
             Write down of intangible assets....................................      13,238           -           -
             (Increase) decrease in current assets:
                  Accounts receivable...........................................      (8,158)    (10,915)     (8,678)
                  Inventories...................................................      11,413      (2,704)      6,925
                  Prepaid expenses..............................................      (1,127)       (335)       (607)
                  Current deferred tax asset....................................      (3,181)       (623)          2
             Increase (decrease) in current liabilities:
                  Accounts payable..............................................      (1,313)     (2,933)        513
                  Accrued income taxes..........................................       4,086       1,801       1,412
                  Accrued liabilities...........................................        (533)      5,881       7,391
                       Net cash provided by operating activities................      68,527      46,885      60,863
    Cash flow from investing activities:
         Proceeds from sale of depreciable assets...............................       2,419         556         787
         Sale of product line and mineral reserves..............................           -      13,176           -
         Acquisition of land, mineral reserves, and depreciable assets..........     (40,160)    (37,678)    (32,652)
         Advances to joint ventures.............................................      (4,555)     (1,521)     (1,233)
         Decrease in other assets...............................................         637         369         343
                      Net cash used in investing activities.....................     (41,659)    (25,098)    (32,755)
    Cash flow from financing activities:
         Proceeds from issuance of debt.........................................         465      16,697       2,443
         Principal payments of debt.............................................     (19,427)    (12,761)    (20,818)
         Proceeds from sales of treasury stock..................................       1,409       1,202         961
         Purchases of treasury stock............................................      (2,040)    (19,898)     (2,921)
         Dividends paid.........................................................      (7,226)     (6,411)     (5,928)
                      Net cash used in financing activities.....................     (26,819)    (21,171)    (26,263)
    Rate change on cash.........................................................       1,008        (935)     (1,822)
    Net increase (decrease) in cash and cash equivalents........................       1,057        (319)         23
    Cash and cash equivalents at beginning of year..............................       2,758       3,077       3,054
    Cash and cash equivalents at end of year....................................    $  3,815    $  2,758    $  3,077
    Supplemental disclosures of cash flow information:
    Cash paid for:
         Interest...............................................................    $  6,986    $  7,615    $  8,908
         Income taxes ..........................................................    $ 19,959    $ 10,301    $  9,479

     See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
           (Dollars in thousands, except share and per share amounts)

(1)      Summary of Significant Accounting Policies

         Company Operations

     AMCOL International Corporation (the Company) may be divided into three principal categories of operations: absorbent polymers, minerals and environmental. The Company also operates a transportation business primarily for delivery of its own products. In 1999, the Company's revenues are derived 46% from absorbent polymers, 28% from minerals, 20% from environmental and 6% from transportation operations. The Company's sales were approximately 54% domestic and 46% outside of the United States.

         Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries 50% or more owned by the Company are consolidated. All subsidiaries are wholly owned, except India (50% and 20%), Mexico (49%), China (49%), Egypt (25%) and Japan (19%). The
Mexican, Chinese and Egyptian joint ventures were accounted for using the equity method in 1999 and 1998. The 20% Indian investment was made in 1999, and recorded using the equity method. Prior to 1998, the Chinese and Mexican ventures were recorded at cost. The difference between the results based on the cost method and the equity method was immaterial. The Japanese investment is recorded at cost. All material intercompany balances and transactions between wholly owned subsidiaries, including profits on inventories, have been eliminated in consolidation.

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

         Revenue Recognition

     Product revenue is recognized when products are shipped to customers. Allowances for discounts, rebates, and estimated returns are recorded at the time of sale.

         Research and Development

     Research  and  development   costs,   included  in  general,   selling  and
administrative expenses, were approximately $8,140, $6,839 and $6,273 for the years ended December 31, 1999, 1998 and 1997.

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

                                                                                1999           1998           1997
Weighted average of common shares outstanding for the year..............      26,772,569     27,918,391     28,488,527
Dilutive impact of stock options........................................         426,694        467,469        636,641
Weighted average of common and common equivalent shares for the year....      27,199,263     28,385,860     29,125,168
Common shares outstanding at December 31................................      26,852,081     26,869,397     28,474,198

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

     Impairment of Long-Lived Assets

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows.

     Stock Option Plans

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans.

     Reclassifications

     Certain items in the 1998 and 1997 consolidated  financial  statements have
been   reclassified  to  comply  with  the  consolidated   financial   statement
presentation for 1999.

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

     The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. Intersegment sales are insignificant. The Company measures segment profit as operating profit. Operating profit is defined as sales less cost of sales and general, selling and administrative expenses related to a segment's operations. Costs do not include interest or income taxes.

     Assets by segments are those assets used in the Company's operations in that segment. Corporate assets include cash and cash equivalents, corporate leasehold improvements, nanocomposite plant investment and other miscellaneous equipment.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(2)  Business Segment and Geographic Area Information (Continued)

     Export sales included in the United States were approximately $70,704, $70,442 and $54,863 for the years ended December 31, 1999, 1998 and 1997.
Procter & Gamble, a customer of the absorbent polymer segment, accounted for approximately 18% of consolidated sales in 1999.

     The following summaries set forth certain financial information by business segment and geographic area for the years ended December 31, 1999, 1998 and 1997.

                                                                                  1999        1998         1997
Business Segment:
      Revenues:
              Absorbent polymers............................................     $ 252,908   $ 221,093   $ 195,944
              Minerals......................................................       156,537     164,049     162,895
              Environmental.................................................       107,975     104,501      88,421
              Transportation................................................        34,632      31,887      29,800
                  Total.....................................................     $ 552,052   $521,530    $477,060
      Operating profit:
              Absorbent polymers............................................     $  51,850   $  33,251   $  28,863
              Minerals......................................................        14,287      10,131      11,634
              Environmental.................................................        (7,666)      9,194      10,268
              Transportation................................................         1,631       1,635       1,642
              Corporate.....................................................       (16,669)    (11,991)    (10,938)
                  Total.....................................................     $  43,433   $  42,220   $  41,469
      Assets:
              Absorbent polymers............................................     $ 145,249   $ 131,914   $ 135,076
              Minerals......................................................       119,247     121,085     129,484
              Environmental.................................................        62,409      83,674      68,268
              Transportation................................................         1,439         932       1,209
              Corporate.....................................................        20,663      20,259      16,972
                  Total.....................................................     $ 349,007   $ 357,864   $ 351,009
      Depreciation, depletion and amortization:
              Absorbent polymers............................................     $  16,953   $  14,763   $  14,032
              Minerals......................................................        12,030      10,306      11,110
              Environmental.................................................         5,766       6,249       5,126
              Transportation................................................            64          70          66
              Corporate.....................................................         2,395       1,734       1,578
                  Total.....................................................     $  37,208   $  33,122   $  31,912
      Capital expenditures:
              Absorbent polymers............................................     $  22,016   $   9,640   $   4,802
              Minerals......................................................         8,874      12,396      14,494
              Environmental.................................................         6,571      11,175       6,598
              Transportation................................................            49          30         112
              Corporate.....................................................         2,650       4,437       6,646
                  Total.....................................................     $  40,160   $  37,678   $  32,652
      Research and development expenses:
              Absorbent polymers............................................     $   4,407   $   3,326   $   2,693
              Minerals......................................................         1,051         497         594
              Environmental.................................................         1,147       1,035         787
              Transportation................................................             -           -           -
              Corporate.....................................................         1,535       1,981       2,199
                  Total.....................................................     $   8,140   $   6,839   $   6,273

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(2)      Business Segment and Geographic Area Information (Continued)

                                                                                  1999        1998         1997
Geographic area:
     Sales to unaffiliated customers from:
         North America......................................................     $ 374,638   $ 349,815   $ 343,114
         Europe.............................................................       164,683     163,540     131,102
         Asia                                                                        9,980       5,812           -
         Australia..........................................................         2,751       2,363       2,844
              Total.........................................................     $ 552,052   $ 521,530   $ 477,060
     Sales or transfers between geographic areas:
         North America......................................................     $   7,531   $   5,384   $   3,575
         Europe.............................................................            24          27           -
              Total.........................................................     $   7,555   $   5,411   $   3,575
     Operating profit from:
         North America......................................................     $  33,124   $  32,519   $  26,156
         Europe.............................................................        13,026       9,491      15,003
         Australia..........................................................           401         162         305
         Asia                                                                       (3,118)         48           -
         Adjustments and eliminations.......................................             -           -           5
              Total.........................................................     $  43,433   $  42,220   $  41,469
     Identifiable assets in:
         North America......................................................     $ 211,306   $ 225,044   $ 244,581
         Europe.............................................................        97,302     114,573     100,671
         Australia..........................................................         2,576       1,940       2,102
         Asia                                                                       37,823      16,307       3,780
         Adjustments and eliminations.......................................             -           -        (125)
              Total.........................................................     $ 349,007   $ 357,864   $ 351,009

(3)      Inventories

 Inventories consisted of:                                                                     1999        1998
    Advance mining.......................................................................    $   1,450    $   2,412
    Crude stockpile inventories..........................................................        9,822       15,174
    In-process inventories...............................................................       13,726       19,113
    Other raw material, container, and supplies inventories..............................       15,682       15,394
                                                                                             $  40,680    $  52,093

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(4)      Property, Plant, Equipment, and Mineral Rights and Reserves

         Property, plant, equipment and mineral rights and reserves consisted of the following:

                                                                                                    Depreciation/
                                                                            December 31,             Amortization
                                                                          1999         1998          Annual Rates
   Mineral rights and reserves.....................................     $  6,006     $  6,622
   Other land......................................................        6,363        6,799
   Buildings and improvements......................................       77,322       57,305       4.9% to 25.0%
   Machinery and equipment.........................................      261,684      254,955       10.0% to 50.0%
                                                                          $351,375     $325,681

         Depreciation and depletion were charged to income as follows:

                                                                                   1999        1998        1997
Depreciation expense........................................................     $33,852     $29,617     $28,922
Depletion expense...........................................................         863         367         368
                                                                                 $34,715     $29,984     $29,290

(5)       Income Taxes

     The components of the provision for domestic and foreign income tax expense for the years ended December 31, 1999, 1998 and 1997 consisted of:

                                                                                      1999         1998        1997
     Income before income taxes and minority interest:
          Domestic...............................................................    $  25,341   $  30,469    $  26,023
          Foreign................................................................       10,358       3,958        6,420
                                                                                     $  35,699   $  34,427    $  32,443
     Provision for income taxes:
          Domestic Federal
             Current.............................................................    $  13,854   $  10,650    $   8,818
             Deferred............................................................       (8,162)     (2,562)      (1,027)
          Domestic State
             Current.............................................................        2,029       1,318        1,471
             Deferred............................................................         (816)       (256)        (118)
          Foreign
             Current.............................................................        8,439         190          931
             Deferred............................................................       (1,431)      3,010        1,324
                                                                                     $  13,913   $  12,350    $  11,399

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(5)      Income Taxes (Continued)

     The components of the deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

                                                                                                 1999        1998
   Deferred tax assets:
        Accounts receivable, due to allowance for doubtful accounts........................    $   1,383    $   1,061
        Inventories .......................................................................          737          686
        Net foreign operating loss carryforward............................................        2,517        1,417
        Minimum pension liability..........................................................        2,314        2,003
        Capital losses carried forward.....................................................        2,431            -
        Book amortization in excess of tax allowance.......................................        4,284            -
        Other..............................................................................        4,110        2,765
           Total deferred tax assets.......................................................       17,776        7,932
        Valuation allowance................................................................       (2,517)        (800)
           Net deferred tax assets.........................................................       15,259        7,132
   Deferred tax liabilities:
        Plant and equipment, due to differences in depreciation............................       (5,517)      (8,873)
        Land and mineral reserves, due to differences in depletion.........................       (1,843)      (1,969)
        Inventories, due to change in accounting method from LIFO to FIFO..................         (152)        (366)
        Other..............................................................................         (127)         278
           Total deferred tax liabilities..................................................       (7,639)     (10,930)
           Net deferred tax asset (liability)..............................................    $   7,620    $  (3,798)

     The Company recorded a valuation allowance in 1999 and 1998 for the tax effect of the net operating loss of its U.K. minerals unit that resulted in a net operating loss carryforward. It is not known whether future operations will generate sufficient taxable income to realize the net deferred tax assets.

     The following analysis reconciles the statutory Federal income tax rate to the effective tax rates:

                                                             1999                      1998                       1997
                                                                  Percent                   Percent                    Percent
                                                                 of Pretax                 of Pretax                  of Pretax
                                                      Amount       Income      Amount       Income        Amount       Income
    Domestic and foreign taxes on income at
       U.S. statutory rate......................    $  12,495      35.0%      $  12,049       35.0%     $  11,355      35.0%
    Increase (decrease) in taxes resulting from:
          Percentage depletion..................         (875)     (2.5)         (1,017)      (3.0)          (595)     (1.8)
          State taxes...........................        1,319       3.7             857        2.5            956       2.9
          FSC commission........................         (518)     (1.5)           (853)      (2.5)          (724)     (2.2)
          Valuation allowance...................        1,717       4.8             800        2.3             -          -
          Nondeductible goodwill write down.....          935       2.7               -          -             -          -
          Other.................................       (1,160)     (3.2)            514        1.6            407       1.2
                                                    $  13,913      39.0%      $  12,350       35.9%     $  11,399      35.1%

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(6)      Long-term Debt

    Long-term debt consisted of the following:                                                    December 31,
                                                                                               1999        1998
 Short-term debt supported by revolving credit agreement.................................     $  64,776   $  67,410
 Term note, at 9.68% (Series D)..........................................................             -       2,840
 Term note, at 7.36% (Series A)..........................................................             -      11,500
 Term note, at 7.83% (Series B)..........................................................        10,000      10,000
 Term note, at 8.10% (Series C)..........................................................        15,000      15,000
 Other notes payable.....................................................................         4,647       6,635
                                                                                                 94,423     113,385
 Less current portion....................................................................           509      17,117
                                                                                              $  93,914   $  96,268

     The Company has a committed $125,000 revolving credit agreement, which matures October 31, 2003, with an option to extend for three one-year periods. As of December 31, 1999, there was $60,224 available in unused lines of credit. The revolving credit note is a multi-currency agreement, which allows the Company to borrow at an adjusted LIBOR rate plus .25% to .75%, depending upon debt to capitalization ratios and the amount of the credit line used.

         Maturities of long-term debt at December 31, 1999, were as follows:

                                               2000        2001        2002         2003        2004      Thereafter
     Short-term debt supported by
         revolving credit agreement......     $     -      $     -     $     -     $64,776      $     -     $     -
     Term note, at 7.83% (Series B)......           -        5,000       5,000           -            -           -
     Term note, at 8.10% (Series C)......           -            -           -           -            -      15,000
     Other notes payable.................         509        4,138           -           -            -           -
                                              $   509      $ 9,138     $ 5,000     $64,776      $     -     $15,000

     The estimated fair value of the term notes above at December 31, 1999, was $25,511 based on discounting future cash payments at current market interest rates for loans with similar terms and maturities.

     All loan agreements include covenants that require the maintenance of specific minimum amounts of working capital, tangible net worth and financial ratios and limit additional borrowings and guarantees. The Company is not required to maintain a compensating balance.

     The Company is renegotiating its debt covenants in anticipation of the sale of the absorbent polymers segment. It is anticipated that the $125 million revolver will remain in place after the pending transaction closes. It is possible that the repayment of the term notes will be accelerated as a result of the transaction.

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

Exchange Rate Sensitivity

     The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposures are to changes in exchange rates for the U.S. dollar versus the Euro, the British pound, the Canadian dollar, the Australian dollar, the Mexican peso, the Thai baht and the Korean won. The Company also has significant exposure to changes in exchange rates between the British pound and the Euro.

     The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged transactions. As of December 31, 1999, the Company had outstanding foreign currency contracts to sell the equivalent of $2.75 million of British pounds to hedge raw material purchases. The fair value of these agreements results in an immaterial unrecognized loss at December 31, 1999.

Interest Rate Sensitivity

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars (US), British pounds (BP), Norwegian kroner (NOK), Korean won (WON) and Thai baht (THB) as indicated in parentheses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(7)      Market Risks and Financial Instruments (Continued)

                                                                  Expected Maturity Date
                                                                                                                  Fair
                                     2000      2001       2002      2003       2004     Thereafter     Total     Value
(US$ equivalent in millions)
Long-term debt:
     Fixed rate (US)..........      $     -   $  5,000   $ 5,000   $      -   $     -     $15,000     $ 25,000   $25,511
     Average interest rate....            -      7.8%       7.8%          -         -                        -         -
                                                                                       8.1%
     Variable rate (US).......       42,000          -         -          -         -          -        42,000    42,000
     Average interest rate....         6.4%          -         -          -         -          -             -         -
     Variable rate (BP).......       22,776          -         -          -         -          -        22,776    22,776
     Average interest rate....         6.0%          -         -          -         -          -             -         -
     Variable rate (NOK)......          509        469         -          -         -          -           978       978
     Average interest rate....         8.3%      7.6%          -          -         -          -             -         -
     Variable rate (WON)......          881          -         -          -         -          -           881       881
     Average interest rate             9.9%          -         -          -         -          -             -         -
     Variable rate (THB)......        2,788          -         -          -         -          -         2,788     2,788
     Average interest rate....         6.6%          -         -          -         -          -             -         -
                                     68,954      5,469     5,000          -         -     15,000        94,423    94,934
     Debt to be refinanced....      (68,445)     3,669         -     64,776         -          -             -         -
Total.........................      $   509   $  9,138   $ 5,000   $ 64,776   $     -     $15,000     $ 94,423   $94,934

     The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to exchange variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreements. At December 31, 1999, the Company had one interest rate swap outstanding, which expires in September 2002, in a notional amount of $15 million. The fair value of this agreement results in an unrecognized loss at December 31, 1999, of $166.

     The Company is exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company currently believes its allowance for doubtful accounts is sufficient to cover customer credit risks. The Company's accounts receivable financial instruments are carried at amounts that approximate fair value.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

 (8)     Leases

     The Company leases certain railroad cars, trailers, computer software, office equipment, and office and plant facilities. Total rent expense under operating lease agreements was approximately $3,770, $3,535 and $3,560 in 1999, 1998 and 1997, respectively.

     The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) as of December 31, 1999:

                                                                   Operating Leases
                                                                Domestic       Foreign       Total
Year ending December 31:
      2000..................................................    $  2,904         $  260     $  3,164
      2001..................................................       2,395            151        2,546
      2002..................................................       1,982             48        2,030
      2003..................................................       1,440             36        1,476
      2004..................................................       1,315             22        1,337
      Thereafter............................................       4,974              -        4,974
Total minimum lease payments................................    $ 15,010         $  517     $ 15,527

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

(9)      Employee Benefit Plans (continued)

     The following tables set forth pension obligations included in the Company's balance sheet at December 31, 1999 and 1998:

                                                                                             Pension Benefits
                                                                                            1999          1998
Change in benefit obligations:
Beginning benefit obligation........................................................      $ 24,782      $ 21,583
Service cost........................................................................         1,708         1,510
Interest cost.......................................................................         1,581         1,481
Plan amendment......................................................................             -             -
Actuarial (gain) loss...............................................................        (2,463)        1,258
Benefits paid.......................................................................          (991)       (1,050)
Ending benefit obligation...........................................................      $ 24,617      $ 24,782

Change in plan assets:
Beginning fair value................................................................      $ 18,426      $ 19,685
Actual return.......................................................................         3,216          (209)
Company contribution................................................................         1,122             -
Benefits paid.......................................................................          (991)       (1,050)
Ending  fair value..................................................................       $21,773       $18,426

Funded status of the plan...........................................................    ($   2,844)   ($   6,356)
Unrecognized actuarial and investment (gains) losses, net...........................        (1,997)        2,035
Prior service cost..................................................................           625           661
Transition asset....................................................................          (772)         (908)
Accrued pension cost liability......................................................    ($   4,988)   ($   4,568)

Pension cost was comprised of:                                                    1999         1998        1997
Service cost - benefits earned during the year..............................     $  1,708    $  1,510     $  1,284
Interest cost on accumulated benefit obligation.............................        1,581       1,481        1,327
Expected return on plan assets..............................................       (1,647)     (1,733)      (1,455)
Net amortization and deferral...............................................         (101)       (101)        (115)
Net periodic pension cost...................................................     $  1,541    $  1,157     $  1,041

     The Company's pension benefit plan was valued as of October 1, 1999 and 1998, respectively. The plan assets are invested in common stocks, corporate bonds and notes, and guaranteed income contracts purchased from insurance companies.

     The actuarial assumptions for 1999 and 1998, respectively, were as follows: the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 6.5%; the rate of increase in future compensation levels was 5.75% and 5.00%; and the expected long-term rate of return on plan assets was 9.0% for both years.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(9)      Employee Benefit Plans (continued)

     In addition to the ERISA qualified plan outlined above, the Company has a supplementary pension plan that replaces those benefits that are lost as a result of ERISA limitations. The unfunded, accrued liability for this plan was $1,024 at September 30, 1999.

     The Company also has a savings plan for its U.S. personnel. The Company has contributed an amount equal to an employee's contribution up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $1,361 in 1999, $1,280 in 1998 and $1,233 in 1997. The Company also has a deferred compensation plan and a 401(k) restoration plan for its executives.

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

                                                               1999         1998        1997
Net income:....................       As reported........     $ 22,234     $ 22,085    $ 21,044
                                      Pro forma..........     $ 21,188     $ 20,966    $ 20,115

Basic earnings per share:......       As reported........     $   0.83     $   0.79    $   0.74
                                      Pro forma..........     $   0.79     $   0.75    $   0.71

Diluted earnings per share:....       As reported........     $   0.82     $   0.78    $   0.72
                                      Pro forma..........     $   0.78     $   0.74    $   0.69

     Under the stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant. For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                                 1999        1998         1997
Risk-free interest rate...................       4.9%        5.6%         6.2%
Expected life of option...................      6 yrs        6 yrs       6 yrs
Expected dividend yield of stock..........       2.6%        1.7%         1.6%
Expected volatility of stock..............       45%          40%         42%

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

     These plans are expired as of December 31, 1999, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire.

     1983 Incentive Stock Option Plan                  1999                       1998                       1997
                                                            Weighted                   Weighted                  Weighted
                                                            Average                    Average                    Average
                                                            Exercise                   Exercise                  Exercise
                                               Shares        Price        Shares        Price        Shares        Price
Options outstanding at January 1...........     476,348      $ 5.27        611,184      $ 4.88        771,584     $ 4.53
Granted....................................           -          -               -          -               -         -
Exercised..................................    (110,116)       3.66       (130,966)       3.35       (157,115)      3.18
Cancelled..................................           -          -          (3,870)       7.83         (3,285)      4.84
Options outstanding at December 31.........     366,232        5.76        476,348        5.27        611,184       4.88
Options exercisable at December 31.........     366,232                    476,348                    552,818
Shares available for future grant at
   December 31.............................           -                          -                          -

              1993 Stock Plan                          1999                       1998                       1997
                                                            Weighted                   Weighted                  Weighted
                                                            Average                    Average                    Average
                                                            Exercise                   Exercise                  Exercise
                                               Shares        Price        Shares        Price        Shares        Price
Options outstanding at January 1..........     1,139,019     $ 11.49        929,830     $ 10.92     664,673       $ 10.48
Granted...................................             -        -           285,065       13.13     287,772         11.83
Exercised.................................       (45,362)      10.19        (17,374)       8.90     (11,286)         8.99
Cancelled.................................       (61,625)      11.71        (58,502)      11.15     (11,329)        10.69
Options outstanding at December 31........     1,032,032       11.53      1,139,019       11.49     929,830         10.92
Options exercisable at December 31........       547,808                    400,190                 147,285
Shares available for future grant at
   December 31............................             -                          -                 318,884

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10)     Stock Option Plans (Continued)

     1987 Nonqualified Stock Option Plan                   1999                         1998                         1997
                                                                 Weighted                    Weighted                     Weighted
                                                                  Average                     Average                     Average
                                                                 Exercise                    Exercise                     Exercise
                                                   Shares          Price        Shares         Price        Shares         Price
Options outstanding at January 1...........          106,938     $  6.79         182,838     $  5.07         229,284     $  3.68
Granted....................................                -          -                -         -           21,000       12.00
Exercised..................................          (26,946)       3.04         (75,900)       2.64         (62,400)       1.94
Cancelled..................................                -          -               -            -         (5,046)       9.51
Options outstanding at December 31.........           79,992        8.06         106,938        6.79         182,838        5.07
Options exercisable at December 31.........           60,792                      73,601                     141,183
Shares available for future grant at
   December 31.............................                -                           -                     179,862

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

              1998 Long-Term Incentive Plan                           1999                        1998
                                                                           Weighted                    Weighted
                                                                            Average                     Average
                                                                           Exercise                    Exercise
                                                              Shares         Price        Shares         Price
Options outstanding at January 1.......................          20,000      $14.06                -   $     -
Granted................................................         306,000        9.33           20,000     14.06
Exercised..............................................               -          -                -          -
Cancelled..............................................         (13,155)       9.00                -          -
Options outstanding at December 31.....................         312,845        9.64           20,000     14.06
Options exercisable at December 31.....................           5,600                            -
Shares available for future grant at December 31.......     1,587,155                    1,880,000

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(10)     Stock Option Plans (Continued)

         All Stock Option Plans

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                             Options Outstanding             Options Exercisable
                                                            Weighted
                                                            Average         Weighted                      Weighted
                                           Number          Remaining        Average         Number         Average
                                             of           Contractual       Exercise          Of          Exercise
      Range of exercise prices             Shares         Life (Yrs.)        Price          Shares          Price
    $ 1.945        -       $ 8.250           518,345          3.10          $ 6.196          491,092      $ 6.085
      8.500        -        10.250           475,233          7.87            9.312          128,927        9.697
     10.500        -        13.125           645,298          7.02           12.315          232,188       11.756
     13.625        -        14.060           152,225          4.50           13.717          128,225       13.673
                Total                     1,791,101           5.89            9.866          980,432        8.896

(11)     Accrued Liabilities

                                                                                               1999        1998
Estimated accrued severance taxes.......................................................     $   1,385   $   2,393
Accrued employee benefits...............................................................         4,987       4,572
Accrued vacation pay....................................................................         2,235       1,944
Accrued dividends.......................................................................            --       1,615
Accrued bonus...........................................................................         3,616       2,915
Accrued commissions.....................................................................         4,314       4,987
Other...................................................................................        14,449      13,093
                                                                                             $  30,986   $  31,519

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(12)     Quarterly Results (Unaudited)

     Unaudited summarized results for each quarter in 1999 and 1998 are as follows:

                                                                                        1999 Quarter
                                                                    First          Second           Third          Fourth
Absorbent polymers..........................................      $   58,324      $   64,607      $   63,372      $   66,605
Minerals....................................................          39,609          38,081          39,319          39,528
Environmental...............................................          23,182          30,697          30,866          23,230
Transportation.............................................            7,844           8,485           9,761           8,542
      Net sales.............................................      $  128,959      $  141,870      $  143,318      $  137,905
Absorbent polymers..........................................      $   13,715      $   16,003      $   18,207      $   20,977
Minerals....................................................           8,656           8,055           8,939           9,023
Environmental...............................................           7,104           8,035           8,348           6,973
Transportation..............................................             878             949           1,055             879
      Gross profit..........................................      $   30,353      $   33,042      $   36,549      $   37,852
Absorbent polymers..........................................      $    9,527      $   11,973      $   14,087      $   16,263
Minerals....................................................           4,012           3,674           4,742           1,859
Environmental...............................................             722           1,393           2,080         (11,861)
Transportation..............................................             348             427             500             356
Corporate...................................................          (3,867)         (3,547)         (4,699)         (4,556)
      Operating profit (loss)...............................      $   10,742      $   13,920      $   16,710      $    2,061
Net income (loss)...........................................      $    5,739      $    7,749      $    9,375      $     (629)
Basic earnings (loss) per share:............................      $    0.21       $    0.29       $    0.35       $   (0.02)
Diluted earnings (loss) per share:..........................      $    0.21       $    0.29       $    0.34       $   (0.02)

                                                                                        1998 Quarter
                                                                    First          Second           Third          Fourth
Absorbent polymers..........................................      $   54,656      $   52,047      $   53,922      $   60,468
Minerals....................................................          44,388          39,495          39,077          41,089
Environmental...............................................          15,695          26,546          35,179          27,081
Transportation.............................................            6,818           7,547           9,226           8,296
      Net sales.............................................      $  121,557      $  125,635      $  137,404      $  136,934
Absorbent polymers..........................................      $   10,624      $   10,631      $   11,607      $   13,596
Minerals....................................................           7,319           6,924           6,810           7,346
Environmental...............................................           4,761           8,635          10,655           8,591
Transportation..............................................             831             895           1,030             916
      Gross profit..........................................      $   23,535      $   27,085      $   30,102      $   30,449
Absorbent polymers..........................................      $    7,534      $    7,560      $    8,394      $    9,763
Minerals....................................................           2,986           2,755           1,767           2,623
Environmental...............................................              54           2,822           4,325           1,993
Transportation..............................................             346             380             508             401
Corporate...................................................          (3,075)         (2,526)         (3,081)         (3,309)
      Operating profit......................................      $    7,845      $   10,991      $   11,913      $   11,471
Net income..................................................      $    3,458      $    5,758      $    6,673      $    6,196
Basic earnings per share....................................      $    0.12       $    0.20       $    0.24       $    0.23
Diluted earnings per share:.................................      $    0.12       $    0.20       $    0.24       $    0.23

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(13)     Impairment of Assets

     As a result of the poor operating performance of some of the Company's subsidiaries, recoverability of their long lived assets was assessed. That assessment indicated certain intangibles and fixed assets would not be recovered through undiscounted cash flows. As a result, an asset impairment was recorded, in the amount of $3.0 million for the minerals segment and $11.6 million for the environmental segment. The assets were written down to fair value as estimated by discounting cash flows using an incremental borrowing rate.

(14)     Pending Transaction

     The Company has entered into a definitive agreement to sell its superabsorbent polymer business to BASF AG. Completion of the transaction is subject to the mechanical completion of the polymer plant in Thailand, approval by regulatory authorities in the United States, United Kingdom and Germany, and approval by the Company's shareholders. German regulatory approval has been obtained. The Company and BASF are responding to questions raised by the U.S. Federal Trade Commission in response to their respective Hart Scott Rodino filings. The Company currently intends to seek shareholder approval concurrent with the proxy filing for its annual meeting. If all approvals are obtained, the Company currently intends to distribute substantially all of the net proceeds to its shareholders.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

                                                                      Additions
                                                                                                             Balance
                                                 Balance at     Charged to     Charged                        at end
                                                  beginning     costs and     to other     Other charges        of
  Year                Description                  of year       expenses    account  s   add (deduct) (1)     year
  1999   Allowance for doubtful accounts           $ 2,999       $ 3,072       $    -           ($1,656)      $4,415
  1998   Allowance for doubtful accounts           $ 2,547       $ 3,469       $    -           ($3,017)      $2,999
  1997   Allowance for doubtful accounts           $ 2,663       $ 1,644       $    -           ($1,760)      $2,547

(1)      Bad debts written off.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2000

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


   /s/   John Hughes                March 9, 2000
John Hughes
Chairman of the Board and Chief Executive Officer
and Director


   /s/   Lawrence E. Washow         March 9, 2000
Lawrence E. Washow
President and Chief Operating Officer
and Director


   /s/   Paul G. Shelton            March 9, 2000
Paul G. Shelton
Senior Vice President and Chief Financial Officer;
Treasurer; Chief Accounting Officer and Director


   /s/   C. Eugene Ray              March 9, 2000
C. Eugene Ray
Director


   /s/   Jay D. Proops              March 9, 2000
Jay D. Proops
Director



James A. McClung
Director


   /s/   Robert E. Driscoll, III   March 9, 2000
Robert E. Driscoll, III
Director

   /s/   Clarence O. Redman        March 9, 2000
Clarence O. Redman
Director


   /s/   Arthur Brown              March 9, 2000
Arthur Brown
Director


   /s/   Dale E. Stahl             March 9, 2000
Dale E. Stahl
Director


   /s/   Audrey L. Weaver          March 9, 2000
Audrey L. Weaver
Director


   /s/   Paul C. Weaver            March 9, 2000
Paul C. Weaver
Director

                                INDEX TO EXHIBITS


Exhibit
Number
   3.1     Restated Certificate of Incorporation of the Company (5), as amended
           (10), as amended (16)
   3.2     Bylaws of the Company (10)
   4       Article Four of the Company's Restated Certificate of Incorporation
           (5), as amended (16)
   10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
   10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust
           Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
   10.4    AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
           (2); as amended (6)
   10.5 Change in Control Agreement dated April 1, 1997, by and between Registrant and John Hughes (12)
   10.6 Change in Control Agreement dated April 1, 1997, by and between Registrant and Paul G. Shelton (12)
   10.7 Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow (14)
   10.8 Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)
   10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
   10.10 AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
   10.11 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, Third Amendment to Credit Agreement dated September 12, 1996 (11) and Fourth Amendment to Credit Agreement dated December 15, 1998 (18).
   10.12 Note Agreement dated October 1, 1994, between AMCOL International Corporation and Principal Mutual Life Insurance Company,(7); as amended, First Amendment of Note Agreement dated September 30, 1996
           (11); Second Amendment of Note Agreement dated December 15, 1998
           (18).
   10.13 Change in Control Agreement dated August 21, 1996 by and between Registrant and Frank B. Wright, Jr. (11)
   10.14 Change in Control Agreement dated February 17, 1998 by and between Registrant and Gary L. Castagna (14)
   10.15   AMCOL International Corporation 1998 Long-Term Incentive Plan (15)
   10.16 Change in Control Agreement dated February 4, 1999 by and between Registrant and Ryan F. McKendrick (17)
   10.17 Asset and Stock Purchase Agreement dated November 22, 1999 by and between the Company and BASF Aktiengesellschaft
   23      Consent of KPMG LLC
   27      Financial Data Schedule


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

   (15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
   (16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
   (17) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.
   (18) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1999.

    o Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.