Form 10-Q
period 2000-03-31
AMCOL INTERNATIONAL CORP
filed 2000-04-24
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                       or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at April 14, 2000
(Common stock, $.01 par value)                                26,949,038

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

Part I - Financial Information

         Item 1  Financial Statements
                 Condensed Consolidated Balance Sheets -
                 March 31, 2000 and December 31, 1999                         1

                 Condensed Consolidated Statements of Operations -
                 three months ended March 31, 2000 and 1999                   2

                 Condensed Consolidated Statements of Comprehensive Income -
                 three months ended March 31, 2000 and 1999                   2

                 Condensed Consolidated Statements of Cash Flows -
                 three months ended March 31, 2000 and 1999                   3

                 Notes to Condensed Consolidated Financial Statements         4


         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          6


Part II - Other Information

         Item 6            Exhibits and Reports on Form 8-K                  10

                         Part I - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                                           March 31,             December 31,
                                                                              2000                   1999
Current assets:                                                                                        *
     Cash and cash equivalents                                               $   5,467               $   3,815
     Accounts receivable, net                                                   98,696                 106,816
     Inventories                                                                47,506                  40,680
     Prepaid expenses                                                            7,239                   6,571
     Current deferred tax asset                                                  6,924                   6,888
         Total current assets                                                  165,832                 164,770

Investment in and advances to joint ventures                                    10,064                   9,111

Property, plant, equipment and mineral reserves                                353,106                 351,375
     Less accumulated depreciation                                             184,225                 178,967
                                                                               168,881                 172,408

Intangible assets, net                                                             522                     452

Other long-term assets, net                                                      2,412                   2,266
                                                                             $ 347,711               $ 349,007

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                            $      22               $     509
     Accounts payable                                                           16,857                  20,656
     Accrued liabilities                                                        39,208                  38,550
         Total current liabilities                                              56,087                  59,715

Long-term debt                                                                  91,529                  93,914

Deferred credits and other liabilities                                           9,549                   8,938

Stockholders' equity:
     Common stock                                                                  320                     320
     Additional paid-in capital                                                 76,646                  76,440
     Foreign currency translation adjustment                                    (3,099)                 (2,607)
     Retained earnings                                                         146,122                 142,270
     Treasury stock                                                            (29,443)                (29,983)
                                                                               190,546                 186,440
                                                                             $ 347,711               $ 349,007

                  *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                  2000                      1999
Net sales                                                                       $    119,020            $    128,959
Cost of sales                                                                         91,639                  98,606
     Gross profit                                                                     27,381                  30,353
General, selling and administrative expenses                                          17,132                  19,611
     Operating profit                                                                 10,249                  10,742
Other income (expense):
     Interest expense, net                                                            (1,180)                 (1,869)
     Other income, net                                                                   (77)                     (9)
                                                                                      (1,257)                 (1,878)
     Income before income taxes and equity in income of joint ventures                 8,992                   8,864
Income taxes                                                                           3,385                   3,191
                                                                                       5,607                   5,673
Equity in income of joint ventures                                                       130                      66
     Net income                                                                 $      5,737            $      5,739

Weighted average common shares                                                    26,908,499              26,790,025
Weighted average common and common
     equivalent shares                                                            27,429,410              27,010,240

Earnings per share
     Basic                                                                      $        .21            $        .21
     Diluted                                                                    $        .21            $        .21

Dividends declared per share                                                    $        .07            $        .06

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)
                                 (In thousands)

                                                                              Three Months Ended March 31,
                                                                             2000                      1999
Net income                                                                $   5,737               $   5,739
Other comprehensive income:
  Foreign currency translation adjustment                                      (492)                   (941)
Comprehensive income                                                      $   5,245               $   4,798

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Three Months Ended March 31,
                                                                             2000                       1999
Cash flow from operating activities:
     Net income                                                           $  5,737                $  5,739
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, and amortization                           8,333                   9,184
         Other                                                               1,105                   1,422
         Decrease in current assets                                            506                  10,840
         Decrease in current liabilities                                    (3,141)                 (5,513)

         Net cash provided by operating activities                          12,540                  21,672

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                   (6,173)                 (8,668)
     Other                                                                    (704)                  1,783

         Net cash used in investing activities                              (6,877)                 (6,885)

Cash flow from financing activities:
     Net change in outstanding debt                                         (2,872)                 (8,113)
     Dividends paid                                                         (1,885)                 (1,605)
     Treasury stock transactions                                               746                  (1,543)

         Net cash used in financing activities                              (4,011)                (11,261)

Net increase in cash and cash equivalents                                    1,652                   3,526

Cash and cash equivalents at beginning of period                             3,815                   2,758

Cash and cash equivalents at end of period                                $  5,467                $  6,284

Supplemental disclosure of cash flow information

Cash paid for:
     Interest                                                             $  1,616                $    936

     Income taxes                                                         $  3,226                $  4,192

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1: BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1999, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 1999, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1999. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Form 10-K which accompanies the 1999 Corporate Report.

     The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     Certain items in the 1999 consolidated financial statements have been reclassified to comply with the consolidated financial statement presentation for 2000.

Note 2: INVENTORIES

     Inventories at March 31, 2000 have been valued using the same methods as at December 31, 1999. The composition of inventories at March 31, 2000 and December 31, 1999, was as follows:

                                                                         March 31, 2000            December 31, 1999

Crude stockpile and in-process inventories                                  $ 33,106                   $  24,998
Other raw material, container and supplies inventories                        14,400                      15,682

Note 3: EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing the net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding at the end of each period.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options, in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures. As of March 31, 2000, derivatives outstanding were related to foreign currency hedging and an interest rate swap with a notional principal amount of $15 million.

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

Three Months Ended March 31, 2000 vs. 1999

     Net sales decreased by $9.9 million, or 7.7%, and gross profit and operating profit decreased by $3.0 million, or 9.8%, and $.5 million, or 4.6%, respectively. Net sales decreased in both the absorbent polymers and environmental segments. Lower volumes and currency rate changes accounted for much of the change in the absorbent polymers segment, whereas the decrease in sales for the environmental segment was largely accounted for by divestitures made later in 1999. Gross profit was lower primarily because of higher acrylic acid costs in the absorbent polymers segment, coupled with lower sales volume in that unit. General, selling and administrative expenses decreased by $2.5 million, or 12.6%, from the prior-year quarter. The decrease was across all business segments, but approximately $1.7 million, or 69.7%, of the change was related to lower expenses from the environmental segment as a result of the restructuring activities in 1999. Net interest expense decreased by $.7 million, or 36.9%. Capitalized interest in the 2000 quarter related to the completion of the Thailand polymer plant accounted for $.3 million of the change, with the balance being accounted for by lower average debt levels. Net income was approximately $5.7 million in both the 1999 and 2000 quarters. Diluted earnings per share were $.21 for both the 2000 and 1999 quarters, though weighted average common and common equivalent shares outstanding increased by approximately 1.6% in the 2000 quarter. A brief discussion by business segment follows:

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                               Quarter Ended March 31,
                                           2000                        1999                      2000 vs. 1999
Absorbent Polymers                                           (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 50,442        100.0%      $ 58,324        100.0%      $ (7,882)         (13.5)%
Cost of  sales                       39,967         79.2%        44,609         76.5%
   Gross profit                      10,475         20.8%        13,715         23.5%        (3,240)         (23.6)%
General, selling and
  administrative expenses             4,135          8.2%         4,188          7.2%           (53)          (1.3)%
   Operating profit                   6,340         12.6%         9,527         16.3%        (3,187)         (33.5)%

     Net sales decreased by $7.9 million, or 13.5%, from the prior-year period. Lower volume accounted for approximately 50% of the change and currency rates accounted for much of the balance. The gross profit margin was approximately 11.5% lower in the 2000 quarter as a result of the lower sales volume and higher acrylic acid costs.

                                                               Quarter Ended March 31,
                                           2000                        1999                      2000 vs. 1999
Minerals                                                     (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 42,208        100.0%      $ 39,609        100.0%       $ 2,599             6.6%
Cost of  sales                       32,840         77.8%        30,953         78.2%
   Gross profit                       9,368         22.2%         8,656         21.8%           712             8.2%
General, selling and
  administrative expenses             3,844          9.1%         4,644         11.7%          (800)          (17.2)%
   Operating profit                   5,524         13.1%         4,012         10.1%         1,512            37.7%

     Sales increased by $2.6 million, or 6.6%, from the prior-year period, primarily as a result of higher export sales in the first quarter of 2000. Gross profit margins improved 1.8% over the prior year.

                                                               Quarter Ended March 31,
                                           2000                        1999                      2000 vs. 1999
Environmental                                                (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 18,435        100.0%      $ 23,182        100.0%       $(4,747)         (20.5)%
Cost of  sales                       11,735         63.7%        16,078         69.4%
   Gross profit                       6,700         36.3%         7,104         30.6%          (404)          (5.7)%
General, selling and
  administrative expenses             4,654         25.2%         6,382         27.5%        (1,728)         (27.1)%
   Operating profit                   2,046         11.1%           722          3.1%         1,324          183.4%

     Sales decreased by $4.7 million, or 20.5%, from the prior-year period. Divestitures made later in 1999 accounted for much of the decrease in sales. General, selling and administrative expenses decreased by 27.1%, primarily as a result of the restructuring activities of 1999.

     Historically, business in this segment accelerates during the second quarter and peaks in the third quarter.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                               Quarter Ended March 31,
                                           2000                        1999                      2000 vs. 1999
Transportation                                               (Dollars in Thousands)       $ Change            % Change
Net sales                           $ 7,935        100.0%       $ 7,844        100.0%       $    91            1.2%
Cost of  sales                        7,097         89.4%         6,966         88.8%
   Gross profit                         838         10.6%           878         11.2%           (40)          (4.6)%
General, selling and
  administrative expenses               515          6.5%           530          6.8%           (15)          (2.8)%
   Operating profit                     323          4.1%           348          4.4%           (25)          (7.2)%

     Net sales increased by 1.2%. Higher fuel costs were the primary cause for the lower gross profit margin.

                                                               Quarter Ended March 31,
                                           2000                        1999                      2000 vs. 1999
Corporate                                                    (Dollars in Thousands)       $ Change            % Change
General, selling and
  administrative expenses           $ 3,984                     $ 3,867                        $117            3.0%
   Operating loss                    (3,984)                     (3,867)                       (117)           3.0%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance costs. The start-up of the nanocomposite business is also included in the corporate costs. The increase in corporate costs in 2000 is related to increased expenditures for developing the nanocomposite technology.

Liquidity and Capital Resources

     At March 31, 2000, the Company had outstanding debt of $91.6 million (including both long-term and short-term debt) and cash and cash equivalents of $5.5 million compared with $94.4 million in debt and $3.8 million in cash and cash equivalents at December 31, 1999. The long-term debt represented 32.4% of total capitalization at March 31, 2000, compared with 33.5% at December 31, 1999.

     The Company had a current ratio of 2.96-to-1 at March 31, 2000, with approximately $109.7 million in working capital compared with 2.76-to-1 and $105.1 million, respectively, at December 31, 1999. The change in working capital included an increase in inventories of $6.8 million, primarily related to the absorbent polymers segment, and a reduction in current liabilities of $3.6 million, offset by a reduction in accounts receivable of $8.1 million. The balance of the increase came from increased cash balances and higher prepaid expenses.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

     During the first quarter of 2000, the Company paid dividends of $1.9 million and acquired property, plant and equipment totaling $6.2 million.

     The Company has entered into a definitive agreement to sell its superabsorbent polymer business to BASF AG. Completion of the transaction is subject to the mechanical completion of the polymer plant in Thailand, approval by regulatory authorities in the United States, United Kingdom and Germany and approval by the Company's shareholders. German regulatory approval has been obtained. The Company and BASF are responding to questions raised by the U.S. Federal Trade Commission in response to their respective Hart Scott Rodino filings. The Company currently intends to seek shareholder approval of the transaction in the second quarter. If all approvals are obtained, the Company currently intends to distribute substantially all of the net proceeds to its shareholders.

     The Company had approximately $63.7 million in unused, committed credit lines with its five bank lending consortium at March 31, 2000. The Company has negotiated a continuation of the credit line at the same level with new covenants to reflect the impact of the absorbent polymers transaction. The revisions to the credit agreement will occur when the transaction is completed. It is also anticipated that as a result of the absorbent polymers transaction, the Company will be required to repay $25 million of long-term debt from a private placement. Management anticipates that this loan will be repaid from the transaction proceeds. Management believes that the credit facilities with the banks, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time.

Forward-Looking Statements

     Certain statements made from time-to-time by the Company, including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to the actual growth in AMCOL's various markets, utilization of AMCOL's plants, customer concentration in the absorbent polymers segment, competition in our business segments, operating costs, raw material prices, weather, currency exchange rates, currency devaluations, delays in development, production and marketing of new products, integration of acquired businesses, and other factors detailed from time-to-time in AMCOL's annual report and other reports filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

          (a)  See Index to Exhibits immediately following the signature page.

          (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMCOL INTERNATIONAL CORPORATION



Date:  April 24, 2000         /s/ Lawrence E. Washow
                              Lawrence E. Washow
                              President and Chief Operating Officer



Date:  April 24, 2000         /s/ Paul  G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer
                              and Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number

3.1 Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
3.2  Bylaws of the Company (10)
4 Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4 AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
10.7 Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow (14)
10.8 Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)
10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.10AMCOL  International  Corporation  1993 Stock Plan, as amended and restated
     (10)
10.11Credit  Agreement by and among AMCOL  International  Corporation and Harris
     Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, Third Amendment to Credit Agreement dated September 12, 1996 (11) and Fourth Amendment to Credit Agreement dated December 15, 1998 (18).
10.12Note  Agreement  dated  October  1,  1994,   between  AMCOL   International
     Corporation and Principal Mutual Life Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996 (11); Second Amendment of Note Agreement dated December 15, 1998 (18).
10.13Change  in  Control   Agreement  dated  August  21,  1996  by  and  between
     Registrant and Frank B. Wright, Jr.
10.14Change  in  Control  Agreement  dated  February  17,  1998  by and  between
     Registrant and Gary L. Castagna (14)
10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15) 10.16Change in Control Agreement dated February 4, 1999 by and between
     Registrant and Ryan F. McKendrick (17)
10.17Asset and Stock Purchase  Agreement  dated November 22, 1999 by and between the Company and BASF Aktiengesellschaft (19)
10.18Change in Control Agreement dated March 31, 2000 by and between  Registrant and Frank B. Wright, Jr.
10.19Change in Control Agreement dated April 1, 2000, by and between  Registrant and Paul G. Shelton
27   Financial Data Schedule


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

(12) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(14) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(17) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.
(18) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1999.
(19) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.