Form 10-K/A
period 1999-12-31
AMCOL INTERNATIONAL CORP
filed 2000-04-28
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      _____________________________________
                                   FORM 10-K/A
                                   (Mark one)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

     Registrant had 26,941,420 shares of $.01 par value Common Stock outstanding as of March 15, 2000.

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

                                                    Percentage of Sales
                                                1999        1998        1997
Absorbent polymers                              45.8%       42.4%       41.1%
Minerals                                        28.3%       31.5%       34.1%
Environmental                                   19.6%       20.0%       18.5%
Transportation                                   6.3%        6.1%        6.3%
                                               100.0%      100.0%      100.0%

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

     The following table shows a summary of minerals sold by the Company from active mining areas for the last three years in short tons, as well as mineral reserves by major mineral category:

All numbers are in thousands of tons       Tons Sold        Wet Tons   Assigned  Unassigned  Conversion       Mining Claims
                                                           of Reserves  Reserves  Reserves     Factor
                                      1999   1998    1997                                              Owned   Unpatented    Leased
                                                                                                                   **
Sodium Bentonite
   Assigned
     Belle/Colony, SD                   920    857     875   24,927    24,927                77.16%     4,736      5,733     14,458
     Upton, WY                          247    346     392    4,209     4,209                77.16%       379        842      2,988
     Lovell, WY                         286    329     350   27,588    27,588                77.16%    19,312      6,621      1,655
   TOTAL ASSIGNED                     1,453  1,532   1,617   56,724    56,724          -               24,427     13,196     19,101

   Other / Unassigned (SD, WY, MT)        -      -       -     60,154             60,154     77.16%    54,646      3,468      2,040
   TOTAL OTHER / UNASSIGNED               -      -       -     60,154       -     60,154               54,646      3,468      2,040

     TOTAL SODIUM BENTONITE           1,453  1,532   1,617    116,878  56,724     60,154               79,073     16,664     21,141
                                                                        48.5%      51.5%                67.7%      14.3%      18.1%
Calcium Bentonite
     Sandy Ridge, AL                    205    195     193      2,831   2,831                72.70%         -          -      2,831
     Rock Springs, NV (1),(2)                    1       2
   TOTAL CALCIUM BENTONITE              205    196     195      2,831   2,831          -                    -          -      2,831
                                                                       100.0%       0.0%                 0.0%       0.0%     100.0%
Leonardite
     Gascoyne, ND                        22     24      30        740     740                65.29%         -          -        740

   TOTAL LEONARDITE                      22     24      30        740     740          -                    -          -        740
                                                                       100.0%       0.0%                 0.0%       0.0%     100.0%

     TOTALS                           1,680  1,752   1,842    120,449  60,295     60,154               79,073     16,664     24,712
                                                                        50.1%      49.9%                65.6%      13.8%      20.5%
Fuller's Earth
     Mounds, IL (3)                       -     60     192
     Paris, TN (1)                        -      7      22

   TOTAL FULLER'S EARTH                   -     67     214

GRAND TOTALS                          1,680  1,819   2,056    120,449  60,295     60,154          -    79,073     16,664     24,712
                                                                        50.1%      49.9%                65.6%      13.8%      20.5%

**   Quantity of reserves that would be owned if patent was granted.
(1)  Mineral reserves sold in 1998 to Oil-Dri
(2)  Plant sold in January 1999 to Nolind Enterprises LLC.
(3)  Plant and mineral reserves sold in 1998 to Oil-Dri

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                                   Executive Officers of Registrant

Name                           Age      Principal Occupation for Last Five Years
Mark A. Anderson               40       Vice President of Corporate Development of the Company since 1997; prior thereto,
                                        Vice President of Absorbent Technologies for Chemdal Corporation since 1992.

Gary L. Castagna               38       Vice President of the Company and President of Chemdal International Corporation
                                        since 1997; prior thereto, Vice President of Finance of Chemdal Corporation since
                                        1992 and Managing Director of Chemdal Ltd. since 1994.

John Hughes                    57       Chairman of the Board of Directors since May 1998; Chief Executive Officer of the
                                        Company since 1985; a Director since 1984. Mr. Hughes will retire as Chief Executive
                                        Officer effective at the Company's annual shareholders' meeting.

Lloyd. F. Love                 53       Vice President and Chief Information Officer of the Company since July 1999; prior thereto, Chief Information Officer of Baxter Credit Union since 1997; prior thereto,
                                        Vice President, Information Services of Caremark International since 1992 (acquired by MedPartners in mid-1996).

Peter L. Maul                  50       Vice President of the Company since 1993 and President of Nanocor, Inc. since 1995.

Ryan F. McKendrick             48       Vice President of the Company and President of Colloid Environmental Technologies
                                        Company since November 1998; prior thereto, Vice President of Colloid Environmental
                                        Technologies Company since 1994.

Gary Morrison                  44       Vice President of the Company and President of American Colloid Company since
                                        February 2000; prior thereto, Vice President of American Colloid Company since 1994.

                                             Executive Officers of Registrant (continued)

Name                           Age      Principal Occupation for Last Five Years

Clarence O. Redman             57       Secretary of the Company since 1982. Clarence O. Redman is of counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the
                                        Company, since October 1997; prior thereto, an individual and corporate partner and
                                        Chief Executive Officer of the law firm of Keck, Mahin & Cate; a Director since 1989.

Paul G. Shelton                50       Senior Vice President and Chief Financial Officer of the Company and President of
                                        AMCOL International's transportation units since 1994; a Director since 1988.

Anthony S. Tomlin              38       Vice President of the Company since February, 2000;prior thereto, Vice President of
                                        Chemdal International Corporation since 1992.

Lawrence E. Washow             47       President of the Company since May 1998; Chief Operating Officer of the Company since
                                        1997; prior thereto, Senior Vice President of the Company since 1994 and President of
                                        Chemdal International Corporation since 1992; a Director since February, 1998. Mr.
                                        Washow has been appointed to succeed Mr. Hughes as the Company'sChief Executive
                                        Officer effective at the Company's annual shareholders' meeting.

Frank B. Wright, Jr.           51       Vice President of the Company and President of Volclay International Corporation;
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

Minerals                                                    Year Ended December 31,
                               1999                1998               1997           1999 vs. 1998      1998 vs. 1997
                                          (Dollars in Thousands)
Net sales.............   $156,537  100.0%  $ 164,049   100.0%  $ 162,895   100.0%   ($7,512)  -4.6%   $ 1,154      .7%
Cost of sales.........    121,864   77.8%    135,650    82.7%    135,610    83.2%
  Gross profit........     34,673   22.2%     28,399    17.3%     27,285    16.8%     6,274   22.1%     1,114     4.1%
General, selling and
  administrative           17,432   11.1%     18,268    11.1%     15,651     9.6%      (836)  -4.6%     2,617    16.7%
expenses..............
Write down of
intangible                  2,954    1.9%          -     -             -     -        2,954 NM              -     -
  assets..............
  Operating profit....     14,287    9.2%     10,131     6.2%     11,634     7.2%     4,156   41.0%    (1,503)  -12.9%

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

        currency exchange or price control laws;
        currency translation adjustments;
        political and economic instability;
        unexpected changes in regulatory requirements;
        tariffs and other trade barriers;
        longer accounts receivable collection cycles; and adverse tax consequences.

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

Robert E. Driscoll, III, 61 (1, 2)
Retired Dean and Professor of Law, University of South Dakota. Director since 1985.

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

Lawrence E. Washow, 47 (3)
President of the Company since May 1998; Chief Operating Officer of the Company since 1997; prior thereto, Senior Vice President of the Company since 1994 and President of Chemdal International Corporation since 1992; a Director since February, 1998. Mr. Washow has been appointed to succeed Mr. Hughes as the Company'sChief Executive Officer effective at the Company's annual shareholders' meeting.

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

Item 14(a) Index to Financial Statements and Financial Statement Schedules

                                                                            Page
(1)       Financial Statements:
          Independent Auditors' Report                                       F-2
          Consolidated Balance Sheets, December 31, 1999 and 1998            F-3
          Consolidated Statements of Operations,
          Years ended December 31, 1999, 1998 and 1997                       F-4
          Consolidated Statements of Comprehensive Income,
          Years ended December 31, 1999, 1998 and 1997                       F-4
          Consolidated Statements of Stockholders' Equity,
          Years ended December 31, 1999, 1998 and 1997                       F-5
          Consolidated Statements of Cash Flows,
          Years ended December 31, 1999, 1998 and 1997                       F-6
          Notes to Consolidated Financial Statements                         F-7
(2)       Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts                   F-25

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                        1999         1998         1997
   Net income......................................................................    $  22,234   $  22,085    $  21,044
   Other comprehensive income:
   Foreign currency translation adjustment.........................................         (851)         (7)      (4,617)
   Comprehensive income............................................................    $  21,383   $  22,078    $  16,427

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

         Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries.All subsidiaries greater than 50% owned by the Company are consolidated.All subsidiaries are wholly owned, except India (50% and 20%), Mexico (49%), China (49%), Egypt (25%) and Japan (19%).The Mexican, Chinese and Egyptian joint ventures were accounted for using the equity method in 1999 and 1998.The Indian investments were made in 1999, and were recorded using the equity method.Prior to 1998, the Chinese and Mexican ventures were recorded at cost.The difference between the results based on the cost method and the equity method was immaterial.The Japanese investment is recorded at cost.All material intercompany balances and transactions between wholly owned subsidiaries, including profits on inventories, have been eliminated in consolidation.

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

(9)      Employee Benefit Plans (continued)

     The following tables set forth pension obligations included in the Company's balance sheet at December 31, 1999 and 1998:

                                                                                             Pension Benefits
                                                                                            1999          1998
Change in benefit obligations:
Beginning benefit obligation........................................................      $ 24,782      $ 21,583
Service cost........................................................................         1,708         1,510
Interest cost.......................................................................         1,581         1,481
Plan amendment......................................................................             -             -
Actuarial (gain) loss...............................................................        (2,463)        1,258
Benefits paid.......................................................................          (991)       (1,050)
Ending benefit obligation...........................................................      $ 24,617      $ 24,782

Change in plan assets:
Beginning fair value................................................................      $ 18,426      $ 19,685
Actual return.......................................................................         3,216          (209)
Company contribution................................................................         1,122             -
Benefits paid.......................................................................          (991)       (1,050)
Endingfair value....................................................................       $21,773       $18,426

Funded status of the plan...........................................................    ($   2,844)   ($   6,356)
Unrecognized actuarial and investment (gains) losses, net...........................        (1,997)        2,035
Prior service cost..................................................................           625           661
Transition asset....................................................................          (772)         (908)
Accrued pension cost liability......................................................    ($   4,988)   ($   4,568)

Pension cost was comprised of:                                                    1999         1998        1997
Service cost - benefits earned during the year..............................     $  1,708    $  1,510     $  1,284
Interest cost on accumulated benefit obligation.............................        1,581       1,481        1,327
Expected return on plan assets..............................................       (1,647)     (1,733)      (1,455)
Net amortization and deferral...............................................         (101)       (101)        (115)
Net periodic pension cost...................................................     $  1,541    $  1,157     $  1,041

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)


(10)     Stock Option Plans (Continued)

     1987 Nonqualified Stock Option Plan                   1999                         1998                         1997
                                                                 Weighted                    Weighted                     Weighted
                                                                  Average                     Average                     Average
                                                                 Exercise                    Exercise                     Exercise
                                                   Shares          Price        Shares         Price        Shares         Price
Options outstanding at January 1...........          106,938     $  6.79         182,838     $  5.07         229,284     $  3.68
Granted....................................                -           -               -           -          21,000       12.00
Exercised..................................          (26,946)       3.04         (75,900)       2.64         (62,400)       1.94
Cancelled..................................                -           -               -           -          (5,046)       9.51
Options outstanding at December 31.........           79,992        8.06         106,938        6.79         182,838        5.07
Options exercisable at December 31.........           60,792                      73,601                     141,183
Shares available for future grant at December 31           -                           -                     179,862

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

                                                                      Additions
                                                 Balance at     Charged to     Charged                        at end
                                                  beginning     costs and     to other     Other charges        of
  Year                Description                  of year       expenses    account  s   add (deduct) (1)     year
  1999   Allowance for doubtful accounts           $ 2,999       $ 3,072       $    -           ($1,656)      $4,415
  1998   Allowance for doubtful accounts           $ 2,547       $ 3,469       $    -           ($3,017)      $2,999
  1997   Allowance for doubtful accounts           $ 2,663       $ 1,644       $    -           ($1,760)      $2,547

(1)      Bad debts written off.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2000
                            AMCOL INTERNATIONAL CORPORATION
                            By:  /s/ John Hughes
                                 John Hughes
                                 Chairman of the Board and
                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ John Hughes                                            April 26, 2000
John Hughes
Chairman of the Board and Chief Executive Officer
and Director


 /s/ Lawrence E. Washow                                     April 26, 2000
Lawrence E. Washow
President and Chief Operating Officer
and Director


 /s/ Paul G. Shelton                                        April 26, 2000
Paul G. Shelton
Senior Vice President and Chief Financial Officer;
Treasurer; Chief Accounting Officer and Director


 /s/ C. Eugene Ray                                          April 26, 2000
C. Eugene Ray
Director


 /s/ Jay D. Proops                                          April 26, 2000
Jay D. Proops
Director



James A. McClung
Director


 /s/ Robert E. Driscoll, III                                 April 26, 2000
Robert E. Driscoll, III
Director

/s/ Clarence O. Redman                                       April 26, 2000
Clarence O. Redman
Director


 /s/ Arthur Brown                                            April 26, 2000
Arthur Brown
Director


 /s/ Dale E. Stahl                                           April 26, 2000
Dale E. Stahl
Director


 /s/ Audrey L. Weaver                                        April 26, 2000
Audrey L. Weaver
Director


 /s/ Paul C. Weaver                                          April 26, 2000
Paul C. Weaver
Director

                               INDEX TO EXHIBITS

Exhibit
Number

3.1 Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
3.2 Bylaws of the Company (10) 4 Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4 AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)*
10.7 Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow (14)*
10.8 Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)*
10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.10AMCOL  International  Corporation  1993 Stock Plan, as amended and restated
     (10)*
10.11Credit  Agreement by and among AMCOL  International  Corporation and Harris
     Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, Third Amendment to Credit Agreement dated September 12, 1996 (11) and Fourth Amendment to Credit Agreement dated December 15, 1998 (18).
10.12Note  Agreement  dated  October  1,  1994,   between  AMCOL   International
     Corporation and Principal Mutual Life Insurance Company, (7); as amended, First Amendment of Note Agreement dated September 30, 1996 (11); Second Amendment of Note Agreement dated December 15, 1998 (18).
10.14Change  in  Control  Agreement  dated  February  17,  1998  by and  between
     Registrant and Gary L. Castagna (14)*
10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15)* 10.16Change in Control Agreement dated February 4, 1999 by and between
     Registrant and Ryan F. McKendrick (17)*
10.17Asset and Stock Purchase  Agreement  dated November 22, 1999 by and between the Company and BASF Aktiengesellschaft (19)
10.18Change in Control Agreement dated March 31, 2000 by and between  Registrant and Frank B. Wright, Jr. (20)*
10.19Change in Control Agreement dated April 1, 2000, by and between  Registrant and Paul G. Shelton (20)*
27   Financial Data Schedule


(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
(12) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.

(14) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(17) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.
(18) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1999.
(19) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.
(20) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2000.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.