Form 10-Q/A
period 2000-03-31
AMCOL INTERNATIONAL CORP
filed 2000-05-03
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Item 5.  Other Information

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

     The following Unaudited Pro Forma Consolidated Financial Information gives effect to the consummation of AMCOL's sale of its SAP business to BASF and its proposed use of proceeds as more fully described in AMCOL's Proxy Statement dated May 1, 2000, as if consummated: on March 31, 2000, in the case of the Unaudited Pro Forma Balance Sheet; and on January 1, 2000 in the case of the Unaudited Pro Forma Statements of Operations for the three months ended March 31, 2000.

     The Unaudited Pro Forma Consolidated Financial Information is presented for illustrative purposes only and does not necessarily reflect what AMCOL's financial position or results of operations would have been if the sale transaction and the proposed use of proceeds had been consummated on the above referenced dates, and may not be indicative of AMCOL's future performance, nor does it give effect to any transactions other than the sale transaction and the proposed use of proceeds as described in the Notes to the Unaudited Pro Forma Consolidated Financial Information or AMCOL's results of operations since March 31, 2000.

     The Unaudited Pro Forma Balance Sheet at March 31, 2000 is based upon AMCOL's financial position at March 31, 2000. The Unaudited Pro Forma Statements of Operations for the three months years ended March 31, 2000 are based upon AMCOL's results of operations for this three month period.

     The Unaudited Pro Form Consolidated Financial Information is qualified in its entirety by, and should be read in conjunction with, AMCOL's unaudited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report on Form 10-Q.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
                                  BALANCE SHEET
                              As of March 31, 2000
                                 (in thousands)

                                                                         Reclassify SAP Business
                                                                             To Discontinued        Pro Forma
                                                             Historical       Operations (E)        Adjustment        Pro Forma
Current assets:
  Cash and cash equivalents                                   $   5,467         $     844           $   1,926    (K)   $  8,237
  Accounts receivable:
     Trade, net                                                  93,769           (47,682)                  -            46,087
     Other                                                        4,927            (2,347)                  -             2,580
  Inventories                                                    47,506           (14,886)                  -            32,620
  Prepaid expenses                                                7,239              (243)             (1,926)   (K)      5,070
  Current deferred tax asset                                      6,924              (541)                  -             6,383
  Net current assets of discontinued operations                       -            41,660             (41,660)   (H)          -
Total current assets                                            165,832           (23,195)            (41,660)          100,977

Investment in and advances to joint ventures                     10,064                 -                   -            10,064

Property, plant, equipment and mineral rights and reserves:
  Land and mineral rights and reserves                           12,884            (2,388)                  -            10,496
  Depreciable assets                                            340,222          (154,323)                  -           185,899
                                                                353,106          (156,711)                  -           196,395
  Less accumulated depreciation                                 184,225           (76,372)                  -           107,853
                                                                168,881           (80,339)                  -            88,542

Other assets:
  Goodwill and other intangible assets, net                         522                 -                   -               522
  Long-term prepayments and other assets                          2,091              (936)                  -             1,155
  Deferred tax asset                                                321                 -               3,356    (J)      3,677

Net non-current assets of discontinued operations                     -            79,638             (79,638)   (H)          -

Total assets                                                  $ 347,711         $ (24,832)          $(117,942)         $204,937

Current liabilities:
  Current maturities of long-term obligations                 $      22         $       -           $       -          $     22
  Accounts payable                                               16,857            (6,811)                  -            10,046
  Accrued income taxes                                            6,791            (4,133)                  -             2,658
  Accrued liabilities                                            32,417           (12,251)                  -            20,166
Total current liabilities                                        56,087           (23,195)                  -            32,892

Long-term debt                                                   91,529                 -             (41,098)   (C)     50,431

Deferred income tax liabilities                                       -            (3,356)              3,356    (J)          -
Other liabilities                                                 9,549              (297)                  -             9,252
                                                                  9,549            (3,653)              3,356             9,252

Stockholders' equity:
  Common stock                                                      320                 -                   -               320
  Additional paid-in-capital                                     76,646                 -                   -            76,646
  Foreign currency translation adjustment                        (3,099)            2,016                   -            (1,083)
  Retained earnings                                             146,122                 -             313,681    (B)    459,803
  Distribution to stockholders                                        -                 -            (393,881)   (A)   (393,881)
  Treasury stock                                                (29,443)                -                   -           (29,443)
Total stockholders' equity                                      190,546             2,016             (80,200)          112,362

Total liabilities and stockholders' equity                    $ 347,711         $ (24,832)          $(117,942)         $204,937

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
                             STATEMENT OF OPERATIONS

                        Three Months Ended March 31, 2000
               (in thousands, except share and per share amounts)

                                                                              Reclassify SAP
                                                                               Business to
                                                                               Discontinued          Pro Forma
                                                              Historical        Operation            Adjustment       Pro Forma
Net sales                                                   $     119,020       $ (50,442)     (E)      $   -        $      68,578
Cost of sales                                                      91,639         (39,967)     (E)          -               51,672
     Gross profit                                                  27,381         (10,475)                  -               16,906

General, selling and administrative expenses                       17,132          (4,135)     (E)          -               12,997
Write down of impaired assets                                           -               -                   -                    -

Operating profit (loss)                                            10,249          (6,340)                  -                3,909

Other income (expense):
     Interest expense, net                                         (1,180)           (280)     (E)        875     (F)         (585)
     Other, net                                                       (77)             26      (E)          -                  (51)
Total other income (expense)                                       (1,257)           (254)                875                 (636)

Income (loss) before income taxes and joint ventures                8,992          (6,594)                875                3,273
     Income taxes                                                   3,385          (2,482)     (I)        329     (G)        1,232
Income (loss) before joint ventures                                 5,607          (4,112)                546                2,041
Equity interests in income of joint ventures                          130               -                   -                  130

Income (loss) from continuing operations                    $       5,737       $  (4,112)              $ 546          $     2,171

Weighted average common shares                                 26,908,449                                               26,908,449
Weighted average common and common
     equivalent shares                                         27,429,410                                               27,429,410

Earnings per share:
     Basic                                                  $       0.21                                               $      0.08
     Diluted                                                $       0.21                                               $      0.08

         Notes to Unaudited Pro Forma Consolidated Financial Information

(A) For proforma purposes at March 31, 2000, the total distribution to stockholders is calculated below. The sales price is net of estimated transaction costs of $12,400,000. (L).

          (in thousands, except share and per share information)
     Sales price, net of estimated transaction costs       $    644,100   (C)
     Less intercompany indebtedness                              41,098
     Net cash proceeds                                          603,002
     Income taxes                                               209,121
     Distribution to stockholders                          $    393,881
     Common stock outstanding                                26,949,038
     Distribution per share                                $      14.62

     The distribution per share was calculated based on the factors set forth above, including the amount of intercompany indebtedness and the number of shares of common stock outstanding at March 31, 2000. The actual amount of any distribution will be determined after the closing of the sale transaction and will be based on the amount of indebtedness of the SAP Business to be repaid and the number of shares of common stock outstanding at the time of distribution. The number of shares of common stock outstanding will increase in the event an AMCOL director or employees exercise vested outstanding options prior to the record date of the distribution. The actual amount of any distribution will likely be different from the amount indicated above.

(B) For pro forma purposes at March 31, 2000, gain on sale of the SAP Business and resulting effect on equity is calculated below.


           (in thousands, except share and per share information)
     Sales price, net of transaction costs                  $  644,100
     Net investment in SAP Business                            121,298
     Gain before income taxes                                  522,802
     Income taxes                                              209,121    (D)
     Net gain on sale                                          313,681
     Distribution to stockholders                              393,881
     Net decrease in equity                                 $  (80,200)

(C) The intercompany indebtedness as of the date of closing will reduce the cash received on the date of closing but will be paid by BASF the day following the closing date. This amount will be used to repay a portion of the AMCOL's long-term debt and could vary based on the indebtedness level at the closing date. As of March 31, 2000 the intercompany indebtedness was $41,098,000. Increases or decreases in this amount from the pro-forma amount to the actual amount will proportionately effect interest expense in future periods, as this amount will directly reduce long-term debt. For every $1,000,000 of additional debt as of the date of closing annual interest expense in future periods will decrease by $68,000.

(D) Tax expense for federal and state purposes is calculated at the effective statutory rate at March 31, 2000 of 40%.

(E) To reclassify the SAP business as a discontinued operation as a result of the proposed sale of the business.

(F) To record reduction in interest expense arising from the repayment of indebtedness using the funds received from BASF to settle the intercompany liability, as discussed in Note C. The reduction in interest expense is the intercompany interest for the three months ended March 31, 2000.

(G) To record income tax benefit attributable to adjustment (F) at the 2000 effective rate of 37.64%.

(H)  To remove the net assets of the SAP business.

(I) To reclassify the SAP business as a discontinued operation as a result of the proposed sale of the business. The difference in the income taxes of the SAP business in the unaudited statements of operations is due to the additional expenses related to intercompany royalties, intercompany interest, corporate allocations and the use of a different tax rate. The tax rate used in the pro-forma financial statements is a consolidated effective tax rate whereas the tax rate used in the unaudited financial statements of the SAP business is the effective tax rate for the SAP business.

(J)  To reclassify the net deferred tax asset.

(K) To record the recovery of deferred transaction-related costs from the gross proceeds of the proposed sale.

(L) AMCOL intends to use the proceeds from the sale to reduce its long-term debt. As a result of the prepayment, AMCOL will incur prepayment penalties of approximately $1,300,000, which will be expensed when incurred and have a tax effect of $520,000 (D). The prepayment penalty is not included in the transaction costs of $12,400,000 and is not considered in the proforma presentation.

               UNAUDITED FINANCIAL STATEMENTS OF THE SAP BUSINESS

     The following are the unaudited comparative financial statements for the SAP business. The unaudited financial statements have been derived from historical financial data of AMCOL and include a balance sheet of the SAP business as of March 31, 2000, and the related statements of operations and cash flows for the three month period ending March 31, 2000. This financial information does not necessarily reflect what the financial position and results of operations of the SAP business would have been if such business were operated as a separate, stand-alone entity for the periods presented, and may not be indicative of the future performance of the SAP business.

     The unaudited financial statements of the SAP business are qualified in their entirety by, and should be read in conjunction with, AMCOL's unaudited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report on Form 10-Q.

                                  SAP BUSINESS
                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                     ASSETS                                       March 31, 2000

Current assets:
  Cash and cash equivalents                                                         $    (844)
  Accounts receivable:
     Trade, less allowance for doubtful accounts of $1,836                             47,682
     Other                                                                              2,347
  Inventories                                                                          14,886
  Prepaid expenses                                                                        243
  Current deferred tax asset                                                              541
Total current assets                                                                   64,855

Investment in and advances to joint ventures                                                -

Property, plant, equipment and mineral rights and reserves:
  Land and mineral rights and reserves                                                  2,388
  Depreciable assets                                                                  154,323
                                                                                      156,711
  Less accumulated depreciation                                                        76,372
                                                                                       80,339

Long-term prepayments                                                                     936

Total assets                                                                        $ 146,130

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current maturities of long-term obligations                     $       -
  Accounts payable                                                                      6,811
  Accrued income taxes                                                                  4,133
  Accrued liabilities                                                                  12,251
  Due to AMCOL                                                                         41,098
Total current liabilities                                                              64,293

Deferred income tax liabilities                                                         3,356
Other liabilities                                                                         297
                                                                                        3,653
Stockholders' equity:
  Common stock                                                                         13,135
  Additional paid-in-capital                                                            2,235
  Retained earnings                                                                    64,830
  Cumulative translation adjustment                                                    (2,016)
                                                                                       78,184

Total liabilities and stockholders' equity                                          $ 146,130

            See accompanying notes to unaudited financial statements.

                                  SAP BUSINESS
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)

                                                                                   Three Months Ended
                                                                                     March 31, 2000

Net sales                                                                                $ 50,442
Cost of sales                                                                              39,967
     Gross profit                                                                          10,475

General, selling and administrative expenses                                                4,135
Write down of intangible and long-term assets                                                   -
Operating profit                                                                            6,340

Other income (expense):
     Intercompany interest expense                                                           (875)
     Other interest income, net                                                               280
     Intercompany royalties                                                                  (399)
     Other, net                                                                               (26)
                                                                                           (1,020)

Income before allocations                                                                   5,320
     Corporate allocations                                                                   (635)
Income before income taxes and minority interest                                            4,685
     Income taxes                                                                           1,874
Net income                                                                               $  2,811

Retained earnings at the beginning of the period                                         $ 62,019
Dividends paid                                                                                  -
Retained earnings at the end of the period                                               $ 64,830

            See accompanying notes to unaudited financial statements.

                                  SAP BUSINESS
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                   Three Months Ended
                                                                                     March 31, 2000

Cash flows from operating activities:
     Net income                                                                          $  2,811
     Adjustment to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                                      4,006
         Loss on sale or transfer of depreciable assets                                         -
         Changes in assets and liabilities:
             (Increase) decrease in:
                  Accounts receivable                                                       4,731
                  Inventories                                                              (5,171)
                  Prepaid expenses                                                           (238)
                  Deferred income taxes                                                         -
                  Accounts payable                                                         (3,069)
                  Accrued income taxes                                                     (1,130)
                  Accrued liabilitities                                                     2,659
                  Other liabilities                                                           551

                      Net cash used in operating activities                                 5,150

Cash flows from investing activities:
     Acquisition of depreciable assets                                                     (1,735)
     Investment in/advance to subsidiary                                                        -
     Foreign currency                                                                           7

                      Net cash used in investing activities                                (1,728)

Cash flows from financing activities:
     Payment of cash dividends                                                                  -
     Issuance of notes payable                                                                  -
     Payment of notes payable                                                                (936)
     Net payments to AMCOL                                                                 (3,191)

                      Net cash provided by financing activities                            (4,127)

                      Net increase in cash and cash equivalents                              (705)

                      Cash and cash equivalents at the beginning of period                   (139)

                      Cash and cash equivalents at the end of period                     $   (844)

            See accompanying notes to unaudited financial statements.

                                  SAP BUSINESS
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1: BASIS OF PRESENTATION

     The financial information included herein has been prepared by management without audit. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and operating results and all such adjustments are of a normal recurring nature.


Note 2: INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The composition of inventories at March 31, 2000, was as follows:

                                                                March 31, 2000
Finished Product Inventory                                            $  10,914
Stores Inventory                                                          3,972
                                                                      $  14,886

Note 3:  CORPORATE ALLOCATIONS

     Corporate allocations include certain expenses of the corporate headquarters, including salaries and benefits of AMCOL's officers, as well as costs associated with AMCOL's corporate accounting, human resources and information technology functions, which were incurred for the benefit of all of AMCOL's operating units. Such costs have been allocated to the SAP business based on the relationships of the sales, fixed assets and headcount, as appropriate, of the SAP business to that of AMCOL as a whole. Management believes that the methods used to allocate these corporate expenses to the SAP business are reasonable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMCOL INTERNATIONAL CORPORATION



Date:  May 3, 2000           /s/ Lawrence E. Washow
                             Lawrence E. Washow
                             President and Chief Operating Officer



Date:  May 3, 2000           /s/ Paul  G. Shelton
                             Paul G. Shelton
                             Senior Vice President and Chief Financial Officer
                             and Principal Accounting Officer