Form 10-Q
period 2000-06-30
AMCOL INTERNATIONAL CORP
filed 2000-08-14
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at August 11, 2000
(Common stock, $.01 par value)                                27,986,049

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX


Part I - Financial Information


     Item 1 Financial Statements

            Condensed Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999                               1

            Condensed Consolidated Statements of Operations -
            six months and three months ended June 30, 2000 and 1999          2

            Condensed Consolidated Statements of Comprehensive Income -
            six months and three months ended June 30, 2000 and 1999          3

            Condensed Consolidated Statements of Cash Flows -
            six months ended June 30, 2000 and 1999                           4

            Notes to Condensed Consolidated Financial Statements              5


     Item 2 Management's  Discussion  and Analysis of Financial
            Condition  and Results of Operations                              6

     Item 3 Quantitative and Qualitative Disclosure About Market Risk        12

Part II - Other Information


     Item 4 Submission of Matters to a Vote of Security Holders              13

     Item 6 Exhibits and Reports on Form 8-K                                 13

                     Part I, Item 1 - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                     ASSETS

                                                                            June 30,             December 31,
                                                                              2000                   1999
                                                                           (Unaudited)
Current assets:                                                                                        *
     Cash                                                                 $   6,189                  $   3,954
     Cash equivalents                                                       240,571                          -
     Accounts receivable, net                                                61,577                     52,056
     Inventories                                                             31,437                     30,965
     Prepaid expenses                                                         4,380                      6,566
     Net assets from discontinued operations                                      -                     40,147
     Current deferred tax asset                                               6,344                      6,347
         Total current assets                                               350,498                    140,035

Investment in and advances to joint ventures                                 10,592                      9,111

Property, plant, equipment and mineral reserves                             193,849                    195,322
     Less accumulated depreciation                                          109,235                    106,062
                                                                             84,614                     89,260

Intangible assets, net                                                          369                        452
Net assets from discontinued operations                                           -                     80,046
Other long-term assets, net                                                   5,449                      5,047
                                                                          $ 451,522                  $ 323,951

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                         $      17                  $     509
     Accounts payable                                                        10,119                     10,776
     Accrued income taxes                                                   213,232                      2,301
     Accrued liabilities                                                     27,289                     21,394
         Total current liabilities                                          250,657                     34,980

Long-term debt                                                               60,047                     93,914

Deferred credits and other liabilities                                        9,612                      8,617

Stockholders' equity:
     Common stock                                                               320                        320
     Additional paid-in capital                                              78,288                     76,440
     Foreign currency translation adjustment                                 (2,370)                    (2,607)
     Retained earnings                                                       81,272                    142,270
     Treasury stock                                                         (26,304)                   (29,983)
                                                                            131,206                    186,440
                                                                          $ 451,522                  $ 323,951

                  *Condensed from audited financial statements.
                 The accompanying notes are an integral part of
                     these condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                  Six Months Ended June 30,            Three Months Ended June 30,
Continuing operations                             2000                1999               2000               1999

Net sales                                        $ 140,564         $ 147,900         $  71,986          $  77,265
Cost of sales                                      105,921           114,223            54,249             60,226
     Gross profit                                   34,643            33,677            17,737             17,039
General, selling and administrative
   expenses                                         26,068            30,515            13,071             15,092

     Operating profit                                8,575             3,162             4,666              1,947
Other income (expense):
     Investment income                               3,084                 -             3,084                 --
     Interest expense, net                          (1,417)           (1,952)             (832)              (994)
     Other income, net                                 (51)               48                 -                 29
                                                     1,616            (1,904)            2,252               (965)

     Income from continuing
         operations before income taxes
         and equity in income of joint
         ventures                                   10,191             1,258             6,918                982
Income taxes                                         3,929               436             2,811                352
     Income from continuing
         operations before equity in
income of joint ventures                             6,262               822             4,107                630
     Equity in income of
         joint ventures                                151               124                21                 58
     Income from continuing
         operations                                  6,413               946             4,128                688
Discontinued operations (Note 5)
     Income from operations of
         absorbent polymers segment
         (net of income taxes)                       7,766            12,542             4,314              7,061
     Gain on disposal of absorbent
         polymers segment (net of
         income taxes of $207,570)                 313,871                 -           313,871                  -
                                                   321,637            12,542           318,185              7,061
Extraordinary loss on early
     extinguishment of debt (net of
     income tax benefit of $238)                      (443)                -              (443)                 -
     Net income                                  $ 327,607         $  13,488         $ 321,870          $   7,749

              The accompanying notes are an integral part of these
                        condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)
                                   (continued)

                                             Six Months Ended June 30,             Three Months Ended June 30,
                                              2000               1999                2000               1999

Weighted average common shares              26,997,866         26,761,617        27,088,225          26,733,521
Weighted average common and
     common equivalent shares               27,509,216         27,070,269        27,583,451          27,141,612

Basic earnings per share
Continuing operations                     $        .24       $         .04     $         .15       $         .03
Discontinued operations
     From operations                               .29                 .47               .16                 .26
     Gain on sale                         $      11.63       $           -     $       11.59       $           -
                                          $      11.92       $         .47     $       11.75       $         .26
Extraordinary item                        $       (.02)      $           -     $        (.02)      $               --
Net income                                $      12.13       $         .50     $       11.88       $         .29

Diluted earnings per share
Continuing operations                     $        .23       $         .03     $         .15       $         .03
Discontinued operations
     From operations                      $        .28       $         .46     $         .16       $         .26
     Gain on sale                         $      11.41       $           -     $       11.38       $               --
                                          $      11.69       $         .46     $       11.54       $         .26
Extraordinary item                        $       (.02)      $           -     $        (.02)      $               --
Net income                                $      11.91       $         .50     $       11.67       $         .29

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                  Six Months Ended June 30,            Three Months Ended June 30,
                                                  2000                1999               2000               1999
Net income                                       $ 327,607          $ 13,488          $ 321,870           $7,749
Other comprehensive income:
  Foreign currency translation adjustment           (4,909)           (1,316)            (4,417)            (375)
  Reclassification adjustment for
     foreign currency losses included
     in net income                                   5,146                 -              5,146                -
  Comprehensive income                           $ 327,844          $ 12,172          $ 322,599           $7,374

              The accompanying notes are an integral part of these
                         condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             2000                      1999
Cash flow from operating activities:
     Income from continuing operations                                     $   6,413                 $   946
     Adjustments to reconcile income from continuing
       operations to net cash provided by operating activities:
         Depreciation, depletion, and amortization                             8,898                   9,769
         Other                                                                   909                   2,023
         (Increase) decrease in current assets                                (1,045)                  3,610
         Increase (decrease) in current liabilities                            2,164                  (4,283)

         Net cash provided by operating activities of
              continuing operations                                           17,339                  12,065
         Net cash provided by discontinued operations                            665                   1,345

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                     (6,732)                 (9,554)
     Net proceeds from sale of absorbent polymers segment                    648,815                       -
     Other                                                                       599                  (3,993)

         Net cash provided by (used in) investing activities                 642,682                 (13,547)

Cash flow from financing activities:
     Net change in outstanding debt                                          (34,359)                  6,452
     Dividends paid                                                           (3,776)                 (3,476)
     Partial liquidation distribution                                       (384,829)                      -
     Early extinguishment of debt                                               (443)                      -
     Treasury stock transactions                                               5,527                  (1,671)

         Net cash provided by (used in) financing activities                (417,880)                  1,305

Net increase in cash and cash equivalents                                    242,806                   1,168

Cash and cash equivalents at beginning of period                               3,954                   6,206

Cash and cash equivalents at end of period                                 $ 246,760                 $ 7,374

Supplemental disclosure of cash flow information

Actual cash paid for:
     Interest                                                              $   3,913                 $ 3,315

     Income taxes                                                          $   9,460                 $ 8,973

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1: BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1999, has been prepared by management without audit by independent certified public accountants. The condensed consolidated balance sheet as of December 31, 1999, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1999. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of the interim periods, and all such adjustments are of a normal recurring nature. Management recommends the accompanying consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Form 10-K, which accompanies the 1999 Corporate Report.

     The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2: INVENTORIES

     Inventories at June 30, 2000 have been valued using the same methods as at December 31, 1999. The composition of inventories at June 30, 2000 and December 31, 1999, was as follows:

                                                                         June 30, 2000             December 31, 1999
Crude stockpile and in-process inventories                                  $  18,008                $   19,099
Other raw material, container and supplies inventories                         13,429                    11,866
                                                                              $31,437                $   30,965

Note 3: EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period. The number of options outstanding increased from approximately 1.1 million to approximately 6.3 million with the closing of the sale of the absorbent polymers segment. The dilutive impact of options will be more significant in the future as a result.

                                               Six months ended June 30                Three months ended June 30
                                               2000                1999                 2000                1999
Weighted average common
     shares outstanding - Basic              26,997,866          26,761,617           27,088,225          26,733,521
Assumed exercise of stock options               511,350             308,652              495,226             408,091
Weighted average common
     shares outstanding - Diluted            27,509,216          27,070,269           27,583,451          27,141,612

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited) (In thousands)
                                   (continued)

Note 4: DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures. As of June 30, 2000, derivatives outstanding were related to foreign currency hedging and an interest rate swap with a notional amount on $15 million of the outstanding revolving credit.

Note 5: DISCONTINUED OPERATIONS

     In 1999, the Company announced that it had entered into an agreement to sell its absorbent polymers segment to BASF AG, subject to the approval of the Company's shareholders. The Company's shareholders approved the sale transaction at a special meeting held on May 25, 2000, and accordingly, the absorbent polymers segment is reported as a discontinued operation in the accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2000. The condensed consolidated financial statements have been reclassified to report separately the net assets and operating results of the absorbent polymers segment for all periods presented.

     The transaction closed on June 1, 2000, at which time the Company received proceeds of approximately $656.5 million. The sale resulted in a pretax gain of approximately $534.0 million ($313.9 million after income taxes), which was net of estimated costs to be incurred in connection with the sale. The Company is currently negotiating the final settlement of certain working capital items, and expects to resolve these matters during the third quarter of 2000. Provisions have been made for estimated working capital adjustments in determining the gain on sale. Substantially all of the net proceeds from the sale transaction were distributed to the Company's shareholders on June 30, 2000.

     Summary operating results of the absorbent polymers segment for the six and three months ended June 30, 2000 and 1999 were as follows:

                                    Six months ended June 30,*                    Three months ended June 30,*
                                      2000                   1999                    2000                   1999
Net sales                          $86,000               $123,325                 $35,390                $64,678
Operating profit                    12,436                 21,500                   6,096                 11,973
Income taxes                         3,920                  7,083                   1,653                  3,976
Net income                           7,766                 12,542                   4,314                  7,061

*The 2000 information is for five and two months, respectively.

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

Six Months Ended June 30, 2000 vs. 1999

     Net sales from continuing operations decreased by $7.3 million, or 5.0%, while gross profit increased by $1.0 million, or 2.9%, and operating profit increased by $5.4 million, or 171.2%. General, selling and administrative expenses were $4.4 million, or 14.6%, lower than the previous year. Investment income related to the proceeds from the sale of the absorbent polymers segment amounted to $3.1 million for 2000. Net interest expense decreased by $.5 million, or 27.4%, as a result of lower average debt levels. Net income from continuing operations was $6.4 million compared with $.9 million in the prior year period, an increase of $5.5 million. Earnings from continuing operations were $.23 per diluted share for the 2000 period, compared with $.03 per diluted share for the prior-year period on 1.6% higher weighted average shares outstanding. The investment income, net of taxes, amounted to $.07 per diluted share, or approximately 35% of the improvement.

     On June 1, 2000, the absorbent polymers segment was sold to BASF AG resulting in a net gain of $313.9 million, or $11.41 per diluted share. The results of operations for the polymer segment prior to disposition amounted to $7.8 million, net of taxes, for the 2000 period compared to $12.5 million, net of taxes, in the prior-year period. This equated to $.28 per diluted share compared with $.46 per diluted share in 1999. The 2000 results were for five months compared to six months for 1999. An extraordinary net charge of $.4 million, or $.02 per diluted share, was incurred in 2000 for the early extinguishment of long-term debt.

     A brief discussion by business segment follows:

                                                              Six Months Ended June 30,
                                           2000                        1999                      2000 vs. 1999
Minerals                                                     (Dollars in Thousands)       $ Change            % Change
Net sales                          $81,130         100.0%      $ 77,690        100.0%      $  3,440             4.4%
Cost of  sales                       63,253         78.0%        60,979         78.5%
   Gross profit                      17,877         22.0%        16,711         21.5%         1,166             7.0%
General, selling and
   administrative expenses            7,731          9.5%         9,025         11.6%        (1,294)          (14.3%)
   Operating profit                  10,146         12.5%         7,686          9.9%         2,460            32.0%

     Sales increased by $3.4 million, or 4.4%, from the prior-year period. Stronger international sales, with the exception of the U.K. operation, accounted for the majority of the improvement. Gross profit margins improved by 50 basis points, or 2.3%. General, selling and administrative expenses were $1.3 million, or 14.3%, lower than the prior-year period. Reduced general, selling and administrative expenses in the United Kingdom and lower domestic bad debt provisions accounted for much of the change.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                              Six Months Ended June 30,
                                           2000                        1999                      2000 vs. 1999
Environmental                                                (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 42,902        100.0%      $ 53,879        100.0%      $(10,977)          (20.4%)
Cost of  sales                       27,902         65.0%        38,740         71.9%
   Gross profit                      15,000         35.0%        15,139         28.1%          (139)           (0.9%)
General, selling and
   administrative expenses            9,634         22.5%        13,024         24.2%        (3,390)          (26.0%)
   Operating profit                   5,366         12.5%         2,115          3.9%         3,251           153.7%

     Sales decreased by $11.0 million, or 20.4%. Approximately 73% of the sales decrease was related to businesses divested in 1999. Weakness in sales from the U.K. operation accounted for the balance of the sales decrease. Sales for the U.S. operations were higher in all sectors, with the exception of geosynthetic clay liners and exports. Gross profit margins improved by 690 basis points, or 24.6%, primarily as a result of the divestitures of businesses in 1999. General, selling and administrative expenses decreased by $3.4 million, or 26.0%, reflecting the results of the divestitures and cost reduction initiatives instituted in 1999.

                                                              Six Months Ended June 30,
                                           2000                        1999                      2000 vs. 1999
Transportation                                               (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 16,532        100.0%      $ 16,329        100.0%      $    203             1.2%
Cost of  sales                       14,766         89.3%        14,502         88.8%
   Gross profit                       1,766         10.7%         1,827         11.2%           (61)           (3.3%)
General, selling and
   administrative expenses            1,037          6.3%         1,052          6.4%           (15)           (1.4%)
   Operating profit                     729          4.4%           775          4.8%           (46)           (5.9%)

     Revenues increased $.2 million, or 1.2%. Gross profit margins declined by 50 basis points, or 4.5%, primarily as a result of higher fuel costs.

                                                              Six Months Ended June 30,
                                           2000                        1999                      2000 vs. 1999
Corporate                                                    (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses         $  7,666                    $  7,414                    $    252             3.4%
   Operating loss                    (7,666)                     (7,414)                       (252)            3.4%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance. The start-up of the nanocomposite business is also included in the corporate costs. The $.3 million, or 3.4%, increase in costs is attributable to increased investments in nanocomposite business development.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Three Months Ended June 30, 2000 vs. 1999

     Net sales from continuing operations decreased by $5.3 million, or 6.8%, while gross profit increased by $.7 million, or 4.1%, and operating profit increased by $2.7 million, or 139.7%. General, selling and administrative expenses decreased by $2.0 million, or 13.4%. Investment income related to the proceeds from the sale of the absorbent polymers segment amounted to $3.1 million. Net interest expense decreased by $.2 million, or 16.3%. Net income from continuing operations amounted to $4.1 million in 2000 compared to $.7 million in 1999. Earnings from continuing operations were $.15 per diluted share for the 2000 quarter, compared with $.03 per diluted share for the prior-year quarter on 1.6% higher weighted average shares outstanding. The investment income, net of taxes, amounted to $.07 per diluted share, or approximately 58% of the improvement.

     On June 1, 2000, the absorbent polymers segment was sold to BASF AG resulting in a net gain of $313.9 million, or $11.38 per diluted share. The results of operations for the polymer segment prior to disposition amounted to $4.3 million, net of taxes, for the 2000 period compared to $7.1 million, net of taxes, in the prior-year period. This equated to $.16 per diluted share compared with $.26 per diluted share in 1999. The 2000 results were for two months compared to three months for 1999. An extraordinary net charge of $.4 million, or $.02 per diluted share, was incurred in 2000 for the early extinguishment of long-term debt.

     A brief discussion by business segment follows:

                                                             Three Months Ended June 30,
                                           2000                        1999                      2000 vs. 1999
Minerals                                                     (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 38,922        100.0%      $ 38,081        100.0%      $    841             2.2%
Cost of  sales                       30,413         78.1%        30,026         78.9%
   Gross profit                       8,509         21.9%         8,055         21.1%           454             5.6%
General, selling and
   administrative expenses            3,887         10.0%         4,381         11.5%          (494)          (11.3%)
   Operating profit                   4,622         11.9%         3,674          9.6%           948            25.8%

     Sales increased by $.8 million, or 2.2%, over the prior-year period. The improvement in sales was attributable to the Asian businesses. Gross profit margins improved by 80 basis points, or 3.7%. General, selling and administrative expenses decreased by $.5 million, or 11.3%.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                             Three Months Ended June 30,
                                           2000                        1999                      2000 vs. 1999
Environmental                                                (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 24,467        100.0%      $ 30,697        100.0%      $ (6,230)          (20.3%)
Cost of  sales                       16,167         66.1%        22,662         73.8%
   Gross profit                       8,300         33.9%         8,035         26.2%           265             3.3%
General, selling and
   administrative expenses            4,980         20.4%         6,642         21.6%        (1,662)          (25.0%)
   Operating profit                   3,320         13.5%         1,393          4.6%         1,927           138.3%

     Sales decreased by $6.2 million, or 20.3%. Approximately 63% of the sales decrease was related to businesses divested in 1999. Weakness in sales from the U.K. operation accounted for the balance of the sales decrease. Sales for the U.S. operations were higher in all sectors, with the exception of geosynthetic clay liners and exports. Gross profit margins improved by 770 basis points, or 29.4%, primarily as a result of the divestitures of businesses in 1999. General, selling and administrative expenses decreased by $1.7 million, or 25.0%, reflecting the results of the divestitures and cost reduction initiatives instituted in 1999.

                                                             Three Months Ended June 30,
                                           2000                        1999                      2000 vs. 1999
Transportation                                               (Dollars in Thousands)       $ Change            % Change
Net sales                          $  8,597        100.0%      $  8,485        100.0%      $    112             1.3%
Cost of  sales                        7,669         89.2%         7,536         88.8%
   Gross profit                         928         10.8%           949         11.2%           (21)           (2.2%)
General, selling and
   administrative expenses              522          6.1%           522          6.2%             -               -%
   Operating profit                     406          4.7%           427          5.0%           (21)           (4.9%)

     Revenues increased 1.3%, while gross margins declined by 40 basis points, or 3.6%, as a result of higher fuel costs.

                                                             Three Months Ended June 30,
                                           2000                        1999                      2000 vs. 1999
Corporate                                                    (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses         $  3,682                    $  3,547                    $    135             3.8%
   Operating income (loss)           (3,682)                     (3,547)                       (135)            3.8%

     Higher expenditures for nanocomposite business development accounted for the 3.8% increase in corporate costs.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

     At June 30, 2000, the Company had outstanding debt of $60.1 million (including both long- and short-term debt), cash of $6.2 million and cash equivalents of $240.6 million, compared with $94.4 million in debt and $4.0 million in cash at December 31, 1999. The cash equivalents of $240.6 million primarily relate to the proceeds from the sale of the absorbent polymers segment. Accrued income taxes related to the transaction totaled $209.3 million. The Company currently intends to use the difference of $31.3 million to reduce debt. On a proforma basis, net debt would be $22.6 million. The long-term debt (on a proforma basis) would thus represent 17.9% of total capitalization at June 30, 2000, compared with 33.5% at December 31, 1999.

     The Company had a current ratio of 1.40-to-1 at June 30, 2000, with approximately $99.9 million in working capital, compared with 2.64-to-1 and $101.8 million, respectively, at December 31, 1999. The proforma current ratio at June 30, 2000, excluding cash equivalents and accrued income taxes related to the sale of the absorbent polymers segment, was 2.66-to-1, with working capital of $68.6 million.

     During the first six months of 2000, the Company generated $17.3 million in cash from continuing operations, compared with $12.1 million for the previous year six-month period. The Company paid dividends of $3.8 million and acquired property, plant and equipment and intangible assets totaling $6.7 million. The Company received $648.8 million in net proceeds from the sale of the absorbent polymers segment. From these proceeds, the Company distributed $384.8 million to its shareholders and repaid debt totaling approximately $34.4 million.

     The Company had approximately $73.5 million in unused, committed credit lines at June 30, 2000. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time. On August 2, the board of directors declared a quarterly cash dividend of $.01 per share.

Forward-Looking Statements

     Certain statements made from time-to-time by the Company, including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Forward-Looking Statements (continued)

risks  and   uncertainties.   The  Company's  actual  results,   performance  or
achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to the actual growth in AMCOL's various markets, utilization of AMCOL's plants, competition in the minerals segments, operating costs, raw material prices, weather, currency exchange rates, currency devaluations, delays in development, production and marketing of new products, integration of acquired businesses, and other factors detailed from time-to-time in AMCOL's annual report and other reports filed with the Securities and Exchange Commission.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

     The information required by this item is provided in Footnote 4 "Derivative Financial Instruments and Market Risks" under Item I.

PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

     (a)  The Annual  Stockholders  Meeting of the  Company  was held on May 11,
          2000.

     (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matters: each nominee for director was elected by a vote of the Stockholders; and each matter was approved by a vote of the Stockholders as follows:

          1. Election of the below-named Nominees of the Board of Directors of AMCOL International Corporation:

                                                           For                         Withheld
               Robert E. Driscoll, III                     24,009,210                     263,514
               C. Eugene Ray                               24,007,367                     265,411
               Dale E. Stahl                               24,009,264                     263,514

          2.   Ratification   of   Appointment   of  KPMG  LLP  as   independent
               accountants for the Company for its 2000 fiscal year.

               For                        Against                      Abstain
               24,251,965                 13,388                       7,425

     (c)  A Special Meeting of Stockholders was held on May 25, 2000.

     (d) At the Special Stockholders Meeting, the Stockholders voted on the following uncontested matters: approval of the sale of the absorbent polymers segment to BASF AG; approval of amendments to AMCOL's 1993 Stock Plan and 1998 Long-Term Incentive Plan; and both matters were approved by a vote of the Stockholders as follows:

          1.   Approve the sale of the absorbent polymers segment to BASF AG.

               For                        Against                      Abstain
               21,595,042                 129,751                       85,629


          2. Approve amendments to the 1993 Stock Plan and 1998 Long-Term Incentive Plan.

               For                        Against                      Abstain
               20,103,208               1,490,504                      216,711

Item 6: Exhibits and Reports on Form 8-K

     (a)  See Index to Exhibits immediately following the signature page.

     (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMCOL INTERNATIONAL CORPORATION


Date:    August 14, 2000      /s/ Lawrence E. Washow
                              Lawrence E. Washow
                              President and Chief Executive Officer



Date:    August 14, 2000      /s/ Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number
   3.1     Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
   3.2     Bylaws of the Company (10)
   4       Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
   10.1    AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
   10.3    Lease Agreement for office space dated September 29, 1986, between the Company and American National
           Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated
           June 2, 1997 (13)
   10.4    AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
   10.7    Change in Control Agreement dated February 16, 1998, by and between Registrant and Lawrence E. Washow
           (14)
   10.8    Change in Control Agreement dated April 1, 1997, by and between Registrant and Peter L. Maul (12)
   10.9    AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
   10.10   AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
   10.11   Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank,
           individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated
           October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, Third Amendment to Credit
           Agreement dated September 12, 1996 (11), Fourth Amendment to Credit Agreement dated December 15, 1998
           (18) and Fifth Amendment to Credit Agreement dated May 26, 2000.
  10.16    Change in Control Agreement dated February 4, 1999 by and between Registrant and Ryan F. McKendrick (17)
  10.17    Asset and Stock Purchase Agreement dated November 22, 1999 by and between the Company and BASF
           Aktiengesellschaft (19)
  10.18    Change in Control Agreement dated March 31, 2000 by and between Registrant and Frank B. Wright, Jr.
  10.19    Change in Control Agreement dated April 1, 2000, by and between Registrant and Paul G. Shelton.
  27       Financial Data Schedule


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