Form 10-Q
period 2000-09-30
AMCOL INTERNATIONAL CORP
filed 2000-11-13
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                       or
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

Yes         x              No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 8, 2000
(Common stock, $.01 par value)                             28,355,889

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX


Part I - Financial Information


     Item 1  Financial Statements

             Condensed Consolidated Balance Sheets -
             September 30, 2000 and December 31, 1999                          1

             Condensed Consolidated Statements of Operations -
             nine months and three months ended September 30, 2000 and 1999    2

             Condensed Consolidated Statements of Comprehensive Income -
             nine months and three months ended September 30, 2000 and 1999    3

             Condensed Consolidated Statements of Cash Flows -
             nine months ended September 30, 2000 and 1999                     4

             Notes to Condensed Consolidated Financial Statements              5

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

     Item 3  Quantitative and Qualitative Disclosure About Market Risk        14

Part II - Other Information

     Item 1  Legal Proceedings                                                14

     Item 6  Exhibits and Reports on Form 8-K                                 14

                     Part I, Item 1 - FINANCIAL INFORMATION
                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                ASSETS
                                                                         September 30,
                                                                              2000               December 31,
                                                                          (Unaudited)                1999
                                                                      ---------------------   --------------------
Current assets:                                                                                        *
     Cash                                                                 $   5,069                  $   3,954
     Cash equivalents                                                       192,084                         --
     Accounts receivable, net                                                61,183                     52,056
     Inventories                                                             31,883                     30,965
     Prepaid expenses                                                         6,473                      6,566
     Net current assets of discontinued operations                               --                     40,147
     Current deferred tax asset                                               6,340                      6,347
         Total current assets                                               303,032                    140,035

Investment in and advances to joint ventures                                 10,826                      9,111

Property, plant, equipment and mineral reserves                             196,013                    195,322
     Less accumulated depreciation                                          114,557                    106,062
                                                                             81,456                     89,260

Intangible assets, net                                                          485                        452
Net long-term assets of discontinued operations                                  --                     80,046
Other long-term assets, net                                                  12,968                      5,047
                                                                          $ 408,767                  $ 323,951

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current maturities of debt                         $   1,042                  $     509
     Accounts payable                                                        12,936                     10,776
     Accrued income taxes                                                   167,620                      2,301
     Accrued liabilities                                                     27,233                     21,394
         Total current liabilities                                          208,831                     34,980

Long-term debt                                                               55,306                     93,914

Deferred credits and other liabilities                                        9,667                      8,617

Stockholders' equity:
     Common stock                                                               320                        320
     Additional paid-in capital                                              74,904                     76,440
     Foreign currency translation adjustment                                 (2,822)                    (2,607)
     Retained earnings                                                       84,115                    142,270
     Treasury stock                                                         (21,554)                   (29,983)
                                                                            134,963                    186,440
                                                                          $ 408,767                  $ 323,951

                  *Condensed from audited financial statements.
                   The accompanying notes are an integral part
                    of these condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                      Nine Months Ended                    Three Months Ended
                                                        September 30,                         September 30,
Continuing operations                             2000                1999               2000               1999

Net sales                                        $ 214,848         $ 227,844         $  74,284          $  79,944
Cost of sales                                      162,026           175,825            56,105             61,602
     Gross profit                                   52,822            52,019            18,179             18,342
General, selling and administrative
   expenses                                         39,286            44,977            13,270             14,462
Asset impairment and business
   realignment expenses                              2,440                --             2,440                 --
     Operating profit                               11,044             7,042             2,469              3,880
Other income (expense):
     Investment income                               6,717                --             3,633                 --
     Interest expense, net                          (2,426)           (2,906)           (1,009)              (954)
     Other income, net                                (374)             (622)             (323)              (670)
                                                     3,917            (3,528)            2,301             (1,624)

     Income from continuing
         operations before income taxes
         and equity in income of joint
         ventures                                   14,961             3,514             4,770              2,256
Income taxes                                         5,950             1,157             2,021                721
     Income from continuing
         operations before equity in
         income of joint ventures                    9,011             2,357             2,749              1,535
     Equity in income of
         joint ventures                                333               268               182                144
     Income from continuing
         operations                                  9,344             2,625             2,931              1,679
Discontinued operations (Note 6)
     Income from operations of
         absorbent polymers segment
         (net of income taxes)                       7,766            20,238                --              7,696
     Gain on sale of absorbent
         polymers segment (net of
         income taxes of $207,570)                 314,064                --               193                 --
                                                   321,064            20,238               193              7,696
Extraordinary loss on early
     extinguishment of debt (net of
     income tax benefit of $238)                      (443)               --                --                 --
     Net income                                  $ 330,731         $  22,863         $   3,124          $   9,375




                   The accompanying notes are an integral part
                    of these condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           (In thousands, except number of shares and per share data)
                                   (continued)

                                                 Nine Months Ended                     Three Months Ended
                                                   September 30,                          September 30,
                                              2000               1999                2000               1999

Weighted average common shares              27,316,498         26,762,283        27,943,373          26,763,593
Weighted average common and
     common equivalent shares               29,334,941         27,147,789        30,781,245          27,328,232

Basic earnings per share
Continuing operations                     $        .34        $       .10      $        .10       $         .06
Discontinued operations
     From operations                      $        .28        $       .76      $         --       $         .29
     Gain on sale                         $      11.50        $        --      $        .01       $          --
                                          $      11.78        $       .76      $        .01       $         .29
Extraordinary item                        $       (.02)       $        --      $         --       $          --
Net income                                $      12.11        $       .85      $        .11       $         .35

Diluted earnings per share
Continuing operations                     $        .32        $       .10      $        .10       $         .06
Discontinued operations
     From operations                      $        .26        $       .75      $         --       $         .28
     Gain on sale                         $      10.71        $        --      $        .01       $          --
                                          $      10.97        $       .75      $        .01       $         .28
Extraordinary item                        $       (.02)       $        --      $         --       $          --
Net income                                $      11.27        $       .84      $        .10       $         .34

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                               Nine Months Ended September 30,             Three Months Ended
                                                                                              September 30,
                                                  2000                1999               2000               1999
Net income                                       $ 330,731          $ 22,863          $   3,124           $9,375
Other comprehensive income:
  Foreign currency translation adjustment           (5,361)           (1,177)              (452)             139
  Reclassification adjustment for
     foreign currency losses included
     in net income                                   5,146                --                 --               --
Comprehensive income                             $ 330,516          $ 21,686          $   2,672           $9,514

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             2000                      1999
Cash flow from operating activities:
     Income from continuing operations                                     $   9,344                 $ 2,625
     Adjustments to reconcile income from continuing
       operations to net cash provided by operating activities:
         Depreciation, depletion, and amortization                            15,279                  15,420
         Other                                                                 1,407                   1,944
         (Increase) decrease in current assets                                (3,148)                  5,625
         Increase (decrease) in current liabilities                            2,599                  (4,618)

         Net cash provided by operating activities of
              continuing operations                                           25,481                  20,996
         Net cash provided by operating activities of
              discontinued operations                                            665                   1,319

Cash flow from investing activities:
     Acquisition of land, mineral reserves,
        depreciable and intangible assets                                    (10,769)                (15,019)
     Net proceeds from sale of absorbent polymers segment                    605,222                      --
     Other                                                                    (6,889)                 (3,415)

         Net cash provided by (used in) investing activities                 587,564                 (18,434)

Cash flow from financing activities:
     Net change in outstanding debt                                          (38,075)                  2,114
     Dividends paid                                                           (4,057)                 (5,350)
     Partial liquidation distribution                                       (384,829)                     --
     Early extinguishment of debt                                               (443)                     --
     Treasury stock transactions                                               6,893                  (1,377)

         Net cash used in financing activities                              (420,511)                 (4,613)

Net increase (decrease) in cash and cash equivalents                         193,199                    (732)

Cash and cash equivalents at beginning of period                               3,954                   6,206

Cash and cash equivalents at end of period                                 $ 197,153                 $ 5,474

Supplemental disclosure of cash flow information

Actual cash paid for:
     Interest                                                              $   4,848                 $ 4,333

     Income taxes                                                          $  55,818                 $13,956

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1: BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 1999, has been prepared by management without audit by independent certified public accountants pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated balance sheet as of December 31, 1999, has been derived from and does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 1999. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of the interim periods, and all such adjustments are of a normal recurring nature. Management recommends the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Form 10-K, which accompanies the 1999 Corporate Report.

     The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2: INVENTORIES

     Inventories at September 30, 2000 have been valued using the same methods as at December 31, 1999. The composition of inventories at September 30, 2000 and December 31, 1999, was as follows:

                                                                       September 30, 2000          December 31, 1999
Crude stockpile and in-process inventories                                  $ 18,777                    $ 19,099
Other raw material, container and supplies inventories                        13,106                      11,866
                                                                            $ 31,883                    $ 30,965

Note 3: EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing the net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period. The number of options outstanding increased in connection with the partial liquidation associated with the sale of the absorbent polymers segment. The dilutive impact of options was more significant as a result of the increase in outstanding options.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)
                                   (continued)

Note 3: EARNINGS PER SHARE (continued)

                                            Nine months ended September 30,         Three months ended September 30,
                                               2000                1999                 2000                1999
Weighted average common
     shares outstanding - Basic             27,316,498          26,762,283           27,943,373          26,763,593
Assumed exercise of stock options            2,018,443             385,506            2,837,872             564,639
Weighted average common
     shares outstanding - Diluted           29,334,941          27,147,789           30,781,245          27,328,232

Note 4: DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures. As of September 30, 2000, derivatives outstanding were related to foreign currency hedging and an interest rate swap with a notional amount of $15 million of the outstanding revolving credit.

Note 5: LITIGATION

     In 1998, the following claims were filed in Chester, England against certain of the Company's subsidiaries: Adams et al. v. AMCOL (Holdings) Limited and Volclay Limited, (AKA Marie Geraldine O'Laughlin et al.), High Court of Justice, QB Division, Chester District 1998 A. No. 206; and Anziani, et al. v. AMCOL (Holdings) Limited and Volclay Limited, High Court of Justice, QB Division, Chester District 1998 A. No. 365. The claims are for property damage, nuisance and personal injury based on the alleged release of dust from Volclay Limited's facility in Wallasey, England. It is the Company's understanding that the claims are being made on behalf of up to 1,600 persons who at some point during the period from 1965 to the present resided in the vicinity of the Wallasey, England facility. The Company has notified its insurance carriers and is currently engaged in the discovery process. One of the Company's insurance carriers is seeking to void its insurance policy. The Company intends to defend these cases vigorously. Based on information received to date, the Company currently anticipates that its liability with respect to these claims will not have a material adverse affect on the Company.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)
                                   (continued)

Note 6: DISCONTINUED OPERATIONS

     In 1999, the Company announced that it had entered into an agreement to sell its absorbent polymers segment to BASF AG, subject to the approval of the Company's shareholders. The Company's shareholders approved the sale transaction at a special meeting held on May 25, 2000, and accordingly, the absorbent polymers segment is reported as a discontinued operation in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements have been reclassified to report separately the net assets and operating results of the absorbent polymers segment for all periods presented.

     The transaction closed on June 1, 2000, at which time the Company received proceeds of approximately $656.5 million. The sale resulted in a pretax gain of approximately $521.7 million ($314.1 million after income taxes), which was net of estimated costs to be incurred in connection with the sale. The Company is currently negotiating the final settlement of certain working capital items, and expects to resolve these matters during the fourth quarter of 2000. Provisions have been made for estimated working capital adjustments in determining the gain on sale. Substantially all of the after-tax net proceeds from the sale transaction were distributed to the Company's shareholders on June 30, 2000.

     Summary operating results of the absorbent polymers segment for the nine and three month periods ended September 30, 2000 and 1999 were as follows:

                                 Nine months ended September 30,               Three months ended September 30,
                                  2000*                   1999                   2000                   1999
Net sales                       $   86,000             $  186,912              $       --             $   63,587
Operating profit                    12,436                 34,330                      --                 12,830
Income taxes                         3,920                 11,552                      --                  4,469
Net income                           7,766                 20,238                      --                  7,696

*The 2000 information is for five months.

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

Nine Months Ended September 30, 2000 vs. 1999

     Net sales from continuing operations decreased by $13.0 million, or 5.7%, while gross profit increased by $.8 million, or 1.5%, and operating profit increased by $4.0 million, or 56.8%. General, selling and administrative expenses were $3.2 million, or 7.1%, lower than the previous year. General, selling and administrative expenses for 2000 included $2.4 million in special charges: $1.5 million for asset impairments related to the U.K. operation; and $.9 million for costs associated with business realignment activities. Investment income related to the temporary investment of the proceeds from the sale of the absorbent polymers segment amounted to $6.7 million for 2000. Net interest expense decreased by $.5 million, or 16.5%, as a result of lower average debt levels. Income from continuing operations was $9.3 million compared with $2.6 million in the prior year period, an increase of $6.7 million. Earnings from continuing operations were $.32 per diluted share for the 2000 period, compared with $.10 per diluted share for the prior-year period on 8.1% higher weighted average shares outstanding. The investment income, net of taxes, amounted to $.14 per diluted share, or approximately 64% of the improvement.

     On June 1, 2000, the absorbent polymers segment was sold to BASF AG resulting in a net gain of $314.1 million, or $10.71 per diluted share. The 2000 results were for five months compared to nine months for 1999. The income from operations for the polymer segment prior to disposition amounted to $7.8 million, net of taxes, for the 2000 period compared to $20.2 million, net of taxes, in the prior-year period. This equated to $.26 per diluted share compared with $.75 per diluted share in 1999. An extraordinary net charge of $.4 million, or $.02 per diluted share, was incurred in 2000 for the early extinguishment of long-term debt.

     A brief discussion by business segment follows:

                                                           Nine Months Ended September 30,
                                           2000                        1999                      2000 vs. 1999
Minerals                                                     (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 119,307       100.0%      $ 117,009      100.0%       $  2,298             2.0%
Cost of  sales                        93,799        78.6%         91,359       78.1%
   Gross profit                       25,508        21.4%         25,650       21.9%           (142)           (0.6%)
General, selling and
   administrative expenses            11,760         9.9%         13,222       11.3%         (1,462)          (11.1%)
Asset impairment                       1,500         1.3%             --          --          1,500                 NM
   Operating profit                   12,248        10.3%         12,428       10.6%           (180)           (1.4%)

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     Sales increased by $2.3 million, or 2.0%, from the prior-year period. Stronger international sales, with the exception of the U.K. operation, accounted for the majority of the improvement. Gross profit margins decreased by 50 basis points, or 2.3%. The decrease in gross profit margins is primarily related to lower prices on domestic bulk cat litter sold to major branded customers. General, selling and administrative expenses were $1.5 million, or 11.1%, lower than the prior-year period. Reduced general, selling and administrative expenses in the United Kingdom and lower domestic bad debt provisions accounted for much of the change.

     An asset impairment adjustment of $1.5 million was recorded in the third quarter of 2000 related to the U.K. cat litter operation. The U.K. operation operating losses, in addition to this charge, amounted to $2.3 million in the 2000 period compared with $2.2 million in the 1999 period. The Company has been actively attempting to sell this business.

                                                           Nine Months Ended September 30,
                                           2000                        1999                      2000 vs. 1999
Environmental                                                (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 70,177        100.0%      $ 84,745       100.0%       $(14,568)          (17.2%)
Cost of  sales                       45,568         64.9%        61,258        72.3%
   Gross profit                      24,609         35.1%        23,487        27.7%          1,122             4.8%
General, selling and
   administrative expenses           14,271         20.3%        19,292        22.8%         (5,021)          (26.0%)
   Operating profit                  10,338         14.8%         4,195         4.9%          6,143           146.4%

     Sales decreased by $14.6 million, or 17.2%. Approximately 78% of the sales decrease was related to businesses divested in 1999. Weakness in sales from the U.K. operation accounted for the balance of the sales decrease. Sales for the U.S. operations were higher in all sectors, with the exception of geosynthetic clay liners and exports. Gross profit margins improved by 740 basis points, or 26.7%, primarily as a result of the divestitures of businesses in 1999. General, selling and administrative expenses decreased by $5.0 million, or 26.0%, reflecting the results of the divestitures and cost reduction initiatives instituted in 1999.

                                                           Nine Months Ended September 30,
                                           2000                        1999                      2000 vs. 1999
Transportation                                               (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 25,364        100.0%      $ 26,090       100.0%       $   (726)           (2.8%)
Cost of  sales                       22,659         89.3%        23,208        89.0%
   Gross profit                       2,705         10.7%         2,882        11.0%           (177)           (6.1%)
General, selling and
   administrative expenses            1,580          6.2%         1,607         6.2%            (27)           (1.7%)
   Operating profit                   1,125          4.4%         1,275         4.8%           (150)          (11.8%)

     Revenues decreased $.7 million, or 2.8%. Gross profit margins declined by 30 basis points, or 2.7%, primarily as a result of higher fuel costs.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                           Nine Months Ended September 30,
                                           2000                        1999                      2000 vs. 1999
Corporate                                                    (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses         $ 11,727                    $ 10,856                    $    871             8.0%
Business realignment
   expenses                             940                          --                         940              NM
   Operating loss                   (12,667)                    (10,856)                     (1,811)           16.7%

     Corporate costs include management information systems, human resources, investor relations and corporate communications, corporate finance and corporate governance. The nanocomposite business is also included in the corporate costs. The $.9 million, or 8.0%, increase in costs is attributable to increased investments in nanocomposite business development. In addition, the Company incurred $.9 million in business realignment expenses in 2000 related to its exploration of alternatives to enhance shareholder value.

Three Months Ended September 30, 2000 vs. 1999

     Net sales from continuing operations decreased by $5.7 million, or 7.1%, gross profit decreased by $.2 million, or .9%, and operating profit decreased by $1.4 million, or 36.4%. General, selling and administrative expenses increased by $1.2 million, or 8.6%, as a result of $2.4 million in special charges: $1.5 million for asset impairments related to the U.K. operation; and $.9 million for costs associated with business realignment activities. Investment income in the 2000 period related to the proceeds from the sale of the absorbent polymers segment amounted to $3.6 million. Income from continuing operations amounted to $2.9 million in 2000 compared to $1.7 million in 1999. Earnings from continuing operations were $.10 per diluted share for the 2000 quarter, compared with $.06 per diluted share for the prior-year quarter on 12.6% higher weighted average shares outstanding. The investment income, net of taxes, increased earnings by $.07 per diluted share, while the special charges, net of taxes, reduced diluted earnings per share by $.04 in the 2000 quarter.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     A brief discussion by business segment follows:

                                                           Three Months Ended September 30,
                                           2000                        1999                      2000 vs. 1999
Minerals                                                     (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 38,177        100.0%      $ 39,319       100.0%       $ (1,142)           (2.9%)
Cost of  sales                       30,546         80.0%        30,380        77.3%
   Gross profit                       7,631         20.0%         8,939        22.7%         (1,308)          (14.6%)
General, selling and
   administrative expenses            4,029         10.6%         4,197        10.7%           (168)           (4.0%)
Asset impairment                      1,500          3.9%                                     1,500                 NM
   Operating profit                   2,102          5.5%         4,742        12.0%         (2,640)          (55.7%)

     Sales decreased by $1.1 million, or 2.9%, from the prior-year period. The decrease in sales was attributable to lower domestic sales to the cat litter markets and lower sales in the United Kingdom. Gross profit margins decreased by 270 basis points, or 7.0%, due to lower selling prices for domestic bulk cat litter sold to major branded customers, as well as lower sales volume in the United Kingdom. General, selling and administrative expenses, before an asset impairment charge, decreased by $.2 million, or 4.0%.

     An adjustment of $1.5 million to reflect the impact of an asset impairment associated with the U.K. cat litter assets was made during the 2000 quarter. In addition to the asset impairment charge, the UK operation reported an operating loss of $1.2 million for the quarter.

                                                           Three Months Ended September 30,
                                           2000                        1999                      2000 vs. 1999
Environmental                                                (Dollars in Thousands)       $ Change            % Change
Net sales                          $ 27,275        100.0%      $ 30,866        100.0%      $ (3,591)          (11.6%)
Cost of  sales                       17,666         64.8%        22,518         73.0%
   Gross profit                       9,609         35.2%         8,348         27.0%         1,261            15.1%
General, selling and
   administrative expenses            4,637         17.0%         6,268         20.3%        (1,631)          (26.0%)
   Operating profit                   4,972         18.2%         2,080          6.7%         2,892           139.0%

     Sales decreased by $3.6 million, or 11.6%. Virtually all of the sales decrease was related to businesses divested in 1999. Sales for the U.S. operations were higher in all sectors, with the exception of geosynthetic clay liners and exports. Sales for the European operations were lower in the 2000 period. Gross profit margins improved by 820 basis points, or 30.4%, primarily as a result of the divestitures of businesses in 1999. General, selling and administrative expenses decreased by $1.6 million, or 26.0%, reflecting the results of the divestitures and cost reduction initiatives instituted in 1999.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

                                                           Three Months Ended September 30,
                                           2000                        1999                      2000 vs. 1999
Transportation                                               (Dollars in Thousands)       $ Change            % Change
Net sales                          $  8,832        100.0%      $  9,761        100.0%      $   (929)           (9.5%)
Cost of  sales                        7,893         89.4%         8,706         89.2%
   Gross profit                         939         10.6%         1,055         10.8%          (116)          (11.0%)
General, selling and
   administrative expenses              543          6.1%           555          5.7%           (12)           (2.2%)
   Operating profit                     396          4.5%           500          5.1%          (104)          (20.8%)

     Revenues decreased 9.5% as a result of reduced demand from certain large customers. Gross margins declined by 20 basis points, or 1.9%, as a result of lower sales volume and higher fuel costs.

                                                           Three Months Ended September 30,
                                           2000                        1999                      2000 vs. 1999
Corporate                                                    (Dollars in Thousands)       $ Change            % Change
General, selling and
   administrative expenses         $  4,061                    $  3,442                    $    619            18.0%
Business realignment
   expenses                             940                                                     940              NM
   Operating loss                    (5,001)                     (3,442)                      1,559            45.3%

     Higher expenditures for nanocomposite business development accounted for the 18.0% increase in corporate costs. In addition, the Company incurred $.9 million in professional fees in 2000 related to its exploration of alternatives to enhance shareholder value.

Liquidity and Capital Resources

     At September 30, 2000, the Company had outstanding debt of $56.3 million (including both long- and short-term debt), cash of $5.1 million and cash equivalents of $192.1 million, compared with $94.4 million in debt and $4.0 million in cash at December 31, 1999. The cash equivalents of $192.1 million primarily relate to the proceeds from the sale of the absorbent polymers segment. Accrued income taxes related to the transaction totaled $167.6 million. The Company currently intends to use the difference of $24.5 million to reduce debt. On a proforma basis, net debt would be $26.8 million. The long-term debt (on a proforma basis) would thus represent 16.2% of total capitalization at September 30, 2000, compared with 33.5% at December 31, 1999.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

     The Company had a current ratio of 1.45-to-1 at September 30, 2000, with approximately $94.2 million in working capital, compared with 2.64-to-1 and $101.8 million, respectively, at December 31, 1999. The proforma current ratio at September 30, 2000, excluding cash equivalents and accrued income taxes related to the sale of the absorbent polymers segment, was 2.69-to-1, with working capital of $69.7 million.

     During the first nine months of 2000, the Company generated $25.5 million in cash from continuing operations, compared with $21.0 million for the previous year nine-month period. The Company paid dividends of $4.1 million and acquired property, plant and equipment and intangible assets totaling $10.8 million. The Company distributed $384.8 in net proceeds from the sale of the absorbent polymers segment to its shareholders and repaid debt totaling approximately $38.1 million.

     The Company had approximately $80.1 million in unused, committed credit lines at September 30, 2000. These credit facilities, in conjunction with funds generated from operations, are adequate to fund the capital expenditure program approved by the board of directors at this time.

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

                           Part II - OTHER INFORMATION

Item 1: Legal Proceedings

     The   information   required  by  this  item  is  provided  in  Footnote  5
"Litigation" under Item I.


Item 6: Exhibits and Reports on Form 8-K

     (a)  See Index to Exhibits immediately following the signature page.

     (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMCOL INTERNATIONAL CORPORATION


Date:    November 13, 2000    /s/ Lawrence E. Washow
                              Lawrence E. Washow
                              President and Chief Executive Officer



Date:    November 13, 2000    /s/ Paul G. Shelton
                              Paul G. Shelton
                              Senior Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number

     3.1  Restated  Certificate of  Incorporation of the Company (5), as amended
          (10), as amended (16)
     3.2  Bylaws of the Company (10)
     4    Article Four of the Company's  Restated  Certificate of  Incorporation
          (5), as amended (16)
     10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
     10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
     10.4 AMCOL  International  Corporation 1987 Non-Qualified Stock Option Plan
          (2); as amended (6)
     10.7 Change in Control Agreement dated September 20, 2000, by and between Registrant and Lawrence E. Washow
     10.8 Change in Control Agreement dated September 22, 2000, by and between Registrant and Peter L. Maul
     10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
     10.10AMCOL  International  Corporation  1993 Stock  Plan,  as  amended  and restated (10)
     10.11Credit  Agreement  by and among AMCOL  International  Corporation  and
          Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, Third Amendment to Credit Agreement dated September 12, 1996 (11),  Fourth  Amendment to Credit  Agreement
          dated December 15, 1998 (18) and Fifth Amendment to Credit Agreement dated May 26, 2000 (20)
     10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15) 10.16Change in Control Agreement dated September 21, 2000, by and between
          Registrant and Ryan F. McKendrick
     10.17Asset and Stock  Purchase  Agreement  dated  November  22, 1999 by and between the Registrant and BASF Aktiengesellschaft (19)
     10.18Change in Control  Agreement  dated September 28, 2000, by and between
          Registrant and Frank B. Wright, Jr.
     10.19Change in Control  Agreement  dated September 20, 2000, by and between
          Registrant and Paul G. Shelton
     10.20Change in Control  Agreement  dated September 22, 2000, by and between
          Registrant and Gary D. Morrison
     10.21Special  Retention  Agreement dated September 18, 2000, by and between
          Registrant and Frank B. Wright, Jr. *
     10.22Special  Retention  Agreement dated September 18, 2000, by and between
          Registrant and Ryan F. McKendrick *
     10.23Special  Retention  Agreement dated September 18, 2000, by and between
          Registrant and Gary D. Morrison *
     10.24Special  Retention  Agreement dated September 18, 2000, by and between
          Registrant and Peter L. Maul *
     27   Financial Data Schedule

     * Portions of these exhibits have been omitted pursuant to a request for confidential treatment

     (1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
     (2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
     (3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
     (4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
     (5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
     (6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
     (7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
     (8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
     (9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
     (10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
     (11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
     (13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
     (15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
     (16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
     (18) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1999.
     (19) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.
     (20) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2000.