Form 10-K
period 2000-12-30
AMCOL INTERNATIONAL CORP
filed 2001-03-26
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      _____________________________________
                                    FORM 10-K
                                   (Mark one)
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

     The aggregate market value of the $.01 par value Common Stock held by non-affiliates of the registrant on March 21, 2001, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $95,277,055.

     Registrant had 27,963,106 shares of $.01 par value Common Stock outstanding as of March 21, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be dated on or before April 10, 2001 are incorporated by reference into Part III hereof.

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

     The Company operates in two major industry segments: minerals and environmental. The Company also operates a transportation business. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to both the Company's plants and outside customers.

     The following table sets forth the percentage contributions to net sales of the Company attributable to its minerals, environmental and transportation segments for the last three calendar years. The percentages include intersegment shipping revenues.

                                                                                        Percentage of Sales
                                                                                   2000        1999        1998
Minerals...................................................................        57.5%       53.9%       56.4%
Environmental..............................................................        31.7%       35.6%       34.0%
Transportation.............................................................        10.8%       10.5%        9.6%
                                                                                  100.0%      100.0%      100.0%

     Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of the Company's business segments are set forth in Note 3 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated herein by reference.

                             DISCONTINUED OPERATIONS

     The Company sold its absorbent polymers business to BASF Aktiengesellschaft ("BASF") under the terms of an Asset and Stock Purchase Agreement dated November 22, 1999 (the "Purchase Agreement"), as amended. The Purchase Agreement provided for the transfer to BASF of the following: (i) all of the shares of capital stock of the Company's indirect subsidiaries: Chemdal Corporation and Chemdal Asia Ltd.; and (ii) all other assets of the Company and its designated subsidiaries related primarily to the absorbent polymers business. The total consideration paid to the Company by BASF was $656.5 million. The sale was approved by the Company's shareholders in May 2000 and the transaction closed on June 1, 2000.

     The Company adopted a plan of partial liquidation in connection with the sale of the absorbent polymers business pursuant to which the Company distributed $14.00 per share to its shareholders, a significant portion of the net proceeds from the sale, on June 30, 2000.

     Chemdal Corporation was formed in 1986 to manufacture and market absorbent polymers, with primary emphasis on superabsorbent polymers ("SAP"), a category of polymers known for extremely high water absorbency. The Company's sales of SAP were almost exclusively for use as an absorbent in personal care products, primarily disposable baby diapers. The Company produced SAP at its U.S. and U.K. facilities, having a combined annual capacity of 160,000 metric tons. The Company completed construction of a 20,000 metric ton plant in Thailand that began production in the latter part of March 2000.

                                    MINERALS

     The Company's minerals business is principally conducted through its wholly owned subsidiaries, American Colloid Company in the United States and Canada, Volclay Ltd. in the United Kingdom, Volclay Siam Ltd. in Thailand, Volclay Korea Ltd. in South Korea, Volclay Pty., Ltd. in Australia, and through its joint venture companies, Redhill Volclay Company Ltd. in China, Volclay de Mexico in Mexico, Ashapura Volclay Ltd. in India, Egypt Mining & Drilling Chemicals Co. in Egypt, Top Dog Ltd. in the United Kingdom and Nissho Iwai Bentonite Company in Japan. The Company also has a 20% equity interest in Ashapura Minechem Ltd., a publicly traded Indian bentonite producer.

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

Consumable Goods

     Cat Litter. The Company produces and markets a sodium bentonite-based, scoopable (clumping) cat litter. The Company markets a traditional cat litter to complement its line of scoopable cat litter products to the pet trade sector of the market. The Company's scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Scoopable cat litter has grown to 58% of the U.S. grocery market for cat litter in 2000 from 0.4% in 1989, and to 68% of the mass merchandise market for cat litter from no representation in 1989. The scoopable cat litter products are sold primarily to private label grocery and mass merchandisers, though the Company also sells its own brands to the grocery, pet store and mass markets. The Company's products are marketed under various trade names.

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

Sales and Distribution

     In 2000, the top three customers of the minerals segment were located in North America and accounted for approximately 19% of the segment sales worldwide.

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

Competition

     The Company is one of the largest producers of bentonite products globally. There are at least four other major North American producers of sodium bentonite and at least one other major domestic producer of calcium bentonite. Two of the North American producers are companies primarily in other lines of business with substantially greater financial resources than the Company. There is also substantial global competition. The Company's bentonite operations outside North America compete with more than 10 other bentonite producers. Competition, in both the Company's domestic and international markets, is essentially a matter of product quality, price, logistics, service and technical support. With greater attention to market growth opportunities in emerging economic regions, competition among the significant bentonite producers has become quite vigorous.

Seasonality

     Although business activities in certain of the industries in which the Company's mineral products are sold, e.g. oil and gas well drilling and construction, are subject to factors such as weather, the Company does not consider its minerals business, as a whole, to be seasonal.

                                  ENVIRONMENTAL

Principal Products and Markets

     Through its wholly owned subsidiaries,  Colloid Environmental  Technologies
Company (CETCO) in the United States and Canada, CETCO Korea Ltd., CETCO Environmental Technologies Pte. Ltd. (Singapore), CETCO Poland Sp. z o.o. and CETCO (Europe) Ltd. in the United Kingdom, the Company sells sodium bentonite, products containing sodium bentonite, and other products, services, and equipment for use in environmental and construction applications.

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

     CETCO's environmental offshore services group employs CRUDESORB filtration technology, used primarily on offshore oil production platforms. CETCO employs several technologies to allow platform operators to maintain compliance with regulatory requirements governing discharge of waste generated during oil production. CETCO's filtration technology is marketed with all necessary equipment, proprietary filter media and trained professional service personnel. The Company is also actively involved in providing wastewater treatment solutions to pipeline operators and the cruise line industry to enable operators to meet wastewater discharge requirements.

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

Sales and Distribution

     In 2000, one customer accounted for approximately 8% of the environmental segment sales. CETCO products are sold domestically and internationally. CETCO sells most of its products through independent distributors and commissioned representatives. CETCO employs technically oriented marketing personnel to support its network of distributors and representatives. Offshore customers are primarily major oil companies sold on a direct basis.

Seasonality

     Much of the business in the environmental sector is impacted by weather and soil conditions. Many of the products cannot be applied in harsh weather conditions and, as such, sales and profits tend to be stronger April through October. As a result, the Company considers this segment to be seasonal.

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

     The Company has reserves of sodium and calcium bentonite at various locations throughout North America including Wyoming, South Dakota, Montana and Alabama. The Company, indirectly through its joint venture companies, has access to bentonite deposits in China, Egypt, India and Mexico. At 2000 consumption rates and product mix, the Company estimates its proven reserves of commercially usable sodium bentonite at more than 30 years. The Company estimates its proven reserves of calcium bentonite at 15 years. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling, or the cost of obtaining physical access would not be material.

     Of the Company's total bentonite reserves in North America, less than 34% are on unpatented mining claims owned or leased by the Company, on which the Company has the right to undertake regular mining activity. To retain possessory rights, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims that it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic, and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

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

     The following table shows a summary of minerals sold by the Company from active mining areas for the last three years in short tons, as well as mineral reserves by major mineral category:

All amounts are in thousands of tons       Tons Sold        Wet Tons   Assigned    Unassigned  Conversion           Mining Claims
                                                           of Reserves  Reserves    Reserves   Factor
                                      2000   1999    1998                                                Owned   Unpatented   Leased
                                                                                                                         **
Sodium Bentonite
   Assigned
     Belle/Colony, SD                 1,003    920     857     22,764    22,764                77.47%     4,736      4,853    13,175
     Upton, WY                          142    247     346      3,715     3,715                77.47%       379        768     2,568
     Lovell, WY                         226    286     329     26,869    26,869                77.47%    18,340      6,448     2,081
   TOTAL ASSIGNED                     1,371  1,453   1,532     53,348    53,348           --             23,455     12,069    17,824

   Other / Unassigned
     (SD, WY, MT, NV)                     2     --      --     63,133        41       63,092   77.47%    54,646      6,449     2,038
   TOTAL OTHER / UNASSIGNED               2     --      --     63,133        41       63,092             54,646      6,449     2,038

     TOTAL SODIUM BENTONITE           1,373  1,453   1,532    116,481    53,389       63,092             78,101     18,518    19,862
                                                                          45.8%       54.2%               67.1%      15.9%     17.1%
Calcium Bentonite
   Assigned
     Sandy Ridge, AL                    193    205     195      3,925     3,925           --   72.70%     1,714         --     2,211
     Rock Springs, NV (1),(2)            --     --       1         --        --           --                 --         --        --
   TOTAL ASSIGNED                       193    205     196      3,925     3,925           --              1,714         --     2,211

   Other / Unassigned                    --     --      --        147        --          147   72.70%        --         --       147
   TOTAL OTHER / UNASSIGNED              --     --      --        147        --          147                 --         --       147

   TOTAL CALCIUM BENTONITE              193    205     196      4,072     3,925          147              1,714         --     2,358
                                                                          96.4%        3.6%               42.1%       0.0%     57.9%
Leonardite
     Gascoyne, SD                        26     22      24        701       701           --   67.42%        --         --       701

   TOTAL LEONARDITE                      26     22      24        701       701           --                 --         --       701
                                                                         100.0%        0.0%                0.0%       0.0%    100.0%

     TOTALS                           1,592  1,680   1,752    121,254    58,015       63,239             79,815     18,518    22,921
                                                                          47.8%       52.2%               65.8%      15.3%     18.9%
Fuller's Earth
     Mounds, IL (3)                      --     --      60
     Paris, TN (1)                       --     --       7

   TOTAL FULLER'S EARTH                  --     --      67

GRAND TOTALS                          1,592  1,680   1,819    121,254    58,015       63,239      --     79,815     18,518    22,921
                                                                          47.8%       52.2%               65.8%      15.3%     18.9%

**   Quantity of reserves that would be owned if patent was granted.
(1)  Mineral reserves sold in 1998 to Oil-Dri Corporation of America.
(2)  Plant sold in January 1999 to Nolind Enterprises LLC.
(3)  Plant and mineral reserves sold in 1998 to Oil-Dri Corporation of America.

     Assigned reserves means reserves which could be reasonably expected to be processed in existing plants. Unassigned reserves means reserves which will require additional expenditures for processing facilities. Conversion factor means the percentage of reserves that will be available for sale after processing.

     The Company estimates that available supplies of other materials utilized in its minerals business are sufficient to meet its production requirements for the foreseeable future.

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

Product Development and Patents

     The Company works actively with customers in each of its major markets to develop commercial applications of specialized grades of bentonite. It maintains a bentonite research center and laboratory testing facility adjacent to its corporate headquarters. When a need for a product that will accomplish a particular goal is perceived, the Company works to develop the product, research its marketability and study the feasibility of its production. The Company also co-develops products with customers, or others, as needs arise. The Company's development efforts emphasize markets with which it is familiar and products for which it believes there is a viable market.

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

Regulation and Environmental

     The Company believes it is in material compliance with applicable regulations now in effect for surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 32 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

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

     The Company's mineral operations are also subject to other federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Certain of these laws and regulations provide for the imposition of substantial penalties for noncompliance. While the costs of compliance with, and penalties imposed under, these laws and regulations have not had a material adverse effect on the Company, future events, such as changes in, or modified interpretations of, existing laws and regulations, enforcement policies, and further investigation or evaluation of potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

                                 TRANSPORTATION

     The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. Through its transportation operation, the Company is better able to control costs, maintain delivery schedules and assure equipment availability for delivery of its products. The long-haul trucking subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 2000, approximately 58% of the revenues of this segment involved the Company's products.

            CORPORATE ACTIVITIES - NANOCOMPOSITE PRODUCT DEVELOPMENT

     The Company is always seeking to develop broader-based technologies that may use bentonite for new, value-added applications. One such technology is nanocomposites for the plastics industry. In 1995, the Company established its Nanocor subsidiary to develop surface-modified bentonites suitable for the emerging nanocomposite market. The primary raw material is bentonite. For some applications, material will be purchased from third party suppliers. Surface treatment chemicals, added in the production process, are readily available on the merchant market.

     The Company is focusing its development on the use of bentonite as a functional additive for plastics. The technology consists of dispersing highly purified bentonite of nanometer size (one-billionth of a meter) in plastic resins. Plastic nanocomposites are specially engineered composite materials that exhibit superior mechanical, thermal, barrier and flame-retardant properties with lower densities than conventional composites, resulting in significantly lighter plastic articles. Nanocor has identified commercial applications for Nanomer products in the consumer packaging, engineered products and performance coatings markets. Nanocor has established collaborative relationships with industry leaders in its primary target markets to facilitate the development and commercial introduction of Nanomer products.

     Plastic nanocomposites provide better gas and moisture barrier protection and have more strength, stiffness, dimensional stability and heat resistance than plastics without additives. Plastic nanocomposites are generally able to achieve physical performance improvements comparable to or better than conventional composites at much lower densities. Plastic nanocomposites are also able to improve the strength and thermal stability properties of a plastic more consistently than conventional composites.

     Plastic nanocomposites are generally created through a two-step process. First, the nanometer size clay or synthetic chemical structure is purified and then conditioned to make it compatible with and dispersible in a plastic. The conditioning process varies depending on the type of plastic used. In the second step, the conditioned nanometer size material is dispersed in the plastic.

     The Company has a nanocomposite production facility in Aberdeen, MS. Sales to date have been insignificant. All costs associated with the development, production and sales of nanocomposites are included in corporate costs.

                       FOREIGN OPERATIONS AND EXPORT SALES

     Approximately 26% of the Company's 2000 net sales were to customers in countries other than the United States. To enhance its overseas market penetration, the Company maintains mineral processing plants in the United Kingdom, Australia, Korea and Thailand, as well as a blending plant in Canada. Through joint ventures, the Company also has the capability to process minerals in Egypt, India, Mexico and China. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom, Australia and Thailand, where it is processed and mixed with other clays and distributed throughout Europe, Australia and Southeast Asia. The Company's U.S. bentonite is also shipped in bulk to Japan, where it is sold by the Japanese joint venture. The Company also maintains a worldwide network of independent dealers, distributors and representatives.

     The Company manufactures geosynthetic clay liners in the United Kingdom and Poland, primarily for the European market.

     The Company's  international  operations  are subject to the usual risks of
doing  business   abroad,   such  as  currency   fluctuations  and  devaluation,
restrictions on the transfer of funds and import and export duties.

     See Note 3 of the Company's Notes to Consolidated Financial Statements included elsewhere herein. This Note is incorporated by reference for sales attributed to foreign operations and export sales from the United States.

                                    EMPLOYEES

     As of December 31, 2000, the Company employed 1,064 persons, 264 of whom were employed outside of the United States. At December 31, 2000, there were approximately 745, 228 and 27 persons employed in the Company's minerals, environmental and transportation segments, respectively, along with 64 corporate employees. The corporate employees include personnel engaged in the nanocomposite research and development effort. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 67 of the Company's employees in the United States and approximately 22 of the Company's employees in the United Kingdom are represented by five labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

Item 2. Properties

     The Company and its subsidiaries operate the following plants, mines and other facilities, all of which are owned, except as noted:

Location                                    Principal Function
MINERALS
Belle Fourche, SD.........................  Mine and process sodium bentonite
Colony, WY (two plants)...................  Mine and process sodium bentonite
Lovell, WY (3)............................  Mine and process sodium bentonite
Upton, WY.................................  Mine and process sodium bentonite
Paris, TN.................................  Package cat litter
Gascoyne, ND..............................  Mine and process leonardite
Letohatchee, AL...........................  Package and load calcium bentonite
Sandy Ridge, AL...........................  Mine and process calcium bentonite; blend ADDITROL
Columbus, OH (1)..........................  Blend ADDITROL; process chromite sand
Granite City, IL (1)......................  Package cat litter; process chromite sand
Waterloo, IA..............................  Blend ADDITROL
Albion, MI (1)............................  Blend ADDITROL
Butler, GA................................  Blend ADDITROL
York, PA..................................  Blend ADDITROL; package cat litter
Chattanooga, TN...........................  Blend ADDITROL
Lufkin, TX................................  Blend ADDITROL
Neenah, WI................................  Blend ADDITROL
Troy, IN..................................  Blend ADDITROL
Toronto, Ontario, Canada (3)..............  Blend ADDITROL
Geelong, Victoria, Australia (1)(3).......  Process bentonite; blend ADDITROL
Birkenhead, Merseyside, U.K. (2)(3).......  Process bentonite and chromite sand; blend ADDITROL;
                                            package cat litter; research laboratory; headquarters for Volclay Ltd.
Rayong, Thailand..........................  Process bentonite
Kyung-Buk, South Korea....................  Mine and process bentonite
ENVIRONMENTAL
Lovell, WY (3)............................  Manufacture Bentomat and Claymax geosynthetic clay liners
Villa Rica, GA............................  Manufacture components for geosynthetic clay liners
Fairmount, GA.............................  Manufacture Bentomat and Claymax geosynthetic clay liners
Birkenhead, Merseyside, U.K. (2)(3).......  Manufacture Bentomat geosynthetic clay liner; research laboratory; headquarters for
                                            CETCO Europe Ltd.
Szczytno, Poland .........................  Manufacture Bentomat and Claymax geosynthetic clay liners
Copenhagen, Denmark (1)...................  Sales and distribution for CETCO (Europe) Ltd.
Geelong, Victoria, Australia (1)(3).......  Sales and distribution for CETCO products
Toronto, Ontario, Canada (3)..............  Sales and distribution for CETCO Canada Ltd.
Tanager, Norway (1).......................  Sales and distribution for CETCO (Europe) Ltd.
Singapore (1).............................  Sales and distribution for CETCO Environmental Technologies Pte Ltd.
Seoul, South Korea (1)....................  Sales and distribution for CETCO Korea Ltd.
Paris, France (1) ........................  Sales and distribution for CETCO (Europe) Ltd.
TRANSPORTATION
Scottsbluff, NE...........................  Transportation headquarters and terminal
CORPORATE
Arlington Heights, IL (1).................  Corporate headquarters; CETCO headquarters; American Colloid Company headquarters;
                                            Nanocor, Inc. headquarters; research laboratory
Aberdeen, MS..............................  Process purified bentonite (Nanocor, Inc.)

(1) Leased
(2) Certain offices and facilities are leased.
(3) Shared facilities between minerals and environmental segment.

Item 3. Legal Proceedings

     In 1998, the following claims were filed in Chester, England against certain of the Company's subsidiaries: Adams, et al. v. AMCOL (Holdings) Limited and Volclay Limited, (AKA Marie Geraldine O'Laughlin, et al.), High Court of Justice, QB Division, Chester District 1998 A. No. 206; and Anziani, et al. v. AMCOL (Holdings) Limited and Volclay Limited, High Court of Justice, QB Division, Chester District 1998 A. No. 365. The claims are for property damage, nuisance and personal injury based on the alleged accidental release of dust from Volclay Limited's facility in Wallasey, England. The claims are being made on behalf of up to 1,600 persons who, at some point during the period from 1965 to the present, resided in the vicinity of the Wallasey, England facility. As previously announced, the Company has set up a reserve for inactive and active U.K. litigation of $6.5 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                        Executive Officers of Registrant

Name                           Age      Principal Occupation for Last Five Years
Gary L. Castagna               39       Senior Vice President of the Company since February 2001; prior thereto, a consultant to AMCOL since June 2000; prior thereto, Vice President of the Company and President of Chemdal International Corporation (this business, a former subsidiary of AMCOL, consisted of the absorbent polymers business that was sold to BASF AG in June 2000)
                                        since August 1997; prior thereto, Vice President of Finance for Chemdal International
                                        Corporation. Will become Chief Financial Officer of the Company in April 2001.

Lloyd F. Love                  54       Vice President and Chief Information Officer of the Company since July 1999; prior thereto, Chief Information Officer of Baxter Credit Union since 1997; prior thereto,
                                        Vice President, Information Services of Caremark International since 1992 (acquired by MedPartners in mid-1996).

Peter L. Maul                  51       Vice President of the Company since 1993 and President of Nanocor, Inc. since 1995.

Ryan F. McKendrick             49       Vice President of the Company and President of Colloid Environmental Technologies
                                        Company since November 1998; prior thereto, Vice President of Colloid Environmental
                                        Technologies Company since 1994.

Gary Morrison                  45       Vice President of the Company and President of American Colloid Company since
                                        February 2000; prior thereto, ExecutiveVice President of American Colloid Company since 1998; prior thereto, Vice President of American Colloid Company since 1994.

                  Executive Officers of Registrant (continued)

Name                           Age      Principal Occupation for Last Five Years

Clarence O. Redman             58       Secretary of the Company since 1982. Clarence O. Redman is of counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the
                                        Company, since October 1997; prior thereto, an individual and corporate partner and
                                        Chief Executive Officer of the law firm of Keck, Mahin & Cate; a Director since 1989.

Paul G. Shelton                51       Senior Vice President and Chief Financial Officer of the Company and President of
                                        AMCOL International's transportation units since 1994; a Director from 1988 until
                                        November, 2000. Retiring as Chief Financial Officer in April 2001.

Lawrence E. Washow             47       Chief Executive Officer since May 2000; President of the Company since May 1998;
                                        Chief Operating Officer of the Company since 1997; prior thereto, Senior Vice
                                        President of the Company since 1994 and President of Chemdal International
                                        Corporation since 1992; a Director since February, 1998.

Frank B. Wright, Jr.           52       Vice President of the Company and President of Volclay International Corporation;
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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock trades on The New York Stock Exchange under the symbol ACO. The following table sets forth, for the periods indicated, the high and low closing sale prices of the common stock, as reported by The New York Stock Exchange, and cash dividends declared per share.

                                                                             Stock Price              Cash Dividends
                                                                          High          Low         Declared Per Share
Fiscal Year Ended December 31, 2000:             1st Quarter........     $16.125      $13.625            $.0700
                                                 2nd Quarter........      17.500       12.813             .0700
                                                 3rd Quarter........       5.375        3.000             .0100
                                                 4th Quarter........       7.375        4.250             .0100
Fiscal Year Ended December 31, 1999:             1st Quarter........     $11.375       $8.250            $.0600
                                                 2nd Quarter........      14.750        8.875             .0700
                                                 3rd Quarter........      15.125       13.250             .0700
                                                 4th Quarter........      17.750       12.000             .0700

     The Company has paid cash dividends every year for over 63 years. In addition, the Company distributed $14.00 per share to its shareholders on June 30, 2000 in connection with a plan of partial liquidation related to the sale of the absorbent polymers business.

     As of February 19, 2001, there were 3,284 holders of record of the common stock, excluding shares held in street name.

Item 6. Selected Financial Data

     The following is selected financial data for the Company and its subsidiaries for the five years ended December 31, 2000. Per share amounts have been adjusted to reflect a three-for-two stock split in December 1997, effected in the form of a stock dividend.

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

Operations Data                                        2000             1999              1998             1997              1996
Net sales                                             $  304,065      $  316,983        $  319,317        $  301,550     $  272,203
Gross profit                                              69,927          68,894            64,713            59,780         53,893
General, selling and administrative
expenses                                                  52,590          61,525            55,744            47,174         41,183
Business realignment and other charges                    13,857          14,529                --                --             --
Operating profit (loss)                                    3,480          (7,160)            8,969            12,606         12,710
Investment income                                          9,816              --                --                --             --
Net interest expense                                      (3,241)         (3,440)           (2,997)           (1,341)          (941)
Net other income (expense)                                   310          (1,070)              156                61           (398)
Pretax income (loss)                                      10,365         (11,670)            6,128            11,326         11,371
Income taxes (benefit)                                     7,532          (2,907)            2,213             3,866          3,828
Equity in income (loss) of joint ventures                    470             448                 8                --            (13)
Income (loss) from continuing operations                   3,303          (8,315)            3,923             7,460          7,530
Income from discontinued operations                      323,377          30,549            18,162            13,584          7,695
Extraordinary loss on early
extinguishment of debt                                      (443)             --                --                --             --
Net income                                               326,237          22,234            22,085            21,044         15,225
Per Share Data
Basic earnings (loss) per share (2)
   Continuing operations                                $  0.12         ($ 0.31)          $  0.14           $  0.26         $  0.26
   Discontinued operations                                11.75            1.14              0.65              0.48            0.27
   Extraordinary loss                                     (0.02)              --                --                --             --
   Net income                                             11.85            0.83              0.79              0.74            0.53
Diluted earnings (loss) per share (3)
   Continuing operations                                   0.11           (0.30)             0.14              0.26            0.26
   Discontinued operations                                10.80            1.12              0.64              0.47            0.26
   Extraordinary loss                                     (0.01)              --                --                --             --
   Net income                                             10.90            0.82              0.78              0.72            0.52
Stockholders' equity (1)                                   4.69            6.94              6.44              6.18            5.87
Dividends                                                  0.16            0.27              0.23              0.21            0.19
Partial liquidation distribution                          14.00               --                --                --             --
Shares Outstanding Data
End of period                                         28,781,304      26,852,056        26,869,372        28,474,198     28,497,522
Weighted average for the period-basic                 27,523,157      26,772,569        27,918,391        28,488,527     28,697,736
Incremental impact of stock options                    2,433,533         426,694           467,469           636,641        596,753
Weighted average for the period-
diluted                                               29,956,690      27,199,263        28,385,860        29,125,168     29,294,489

(1)      Based on the number of common shares outstanding at the end of the year.
(2)      Based on the weighted average common shares outstanding for the year.
(3)      Based on the weighted average common shares outstanding, including common stock equivalents, for the year.

          (In thousands, except ratios and share and per share amounts)

Balance Sheet Data                                    2000              1999              1998             1997              1996
Current assets                                       $  269,787       $  140,035        $  145,201        $  134,452     $  132,818
   Cash equivalents included in current
assets                                                  168,549               --                --                --             --
   Net current assets of discontinued
operations included in current assets                        --           40,147            33,614            34,818         37,192
Net property and equipment                               80,152           89,260            92,063            90,885         85,324
Long-term assets                                         11,517           85,545            91,651           103,883        115,216
   Net long-term assets of discontinued
     operations included in long-term
assets                                                       --           80,046            73,897            81,504         93,863
Total assets                                            374,128          323,951           333,461           332,255        333,358
Current liabilities                                     177,939           34,980            55,208            51,423         36,213
   Accrued income taxes related to sale
     of discontinued operations included
     in current liabilities                             135,095               --                --                --             --
Long-term debt                                           51,334           93,914            96,268            94,425        118,855
Other long-term liabilities                               9,948            8,617             9,071            10,464         10,886
Stockholders' equity                                    134,907          186,440           172,914           175,943        167,404
Other Statistics for Continuing     Operations
Depreciation and amortization                         $  18,996        $  20,255         $  18,360         $  17,880      $  16,728
Capital expenditures                                     16,152           18,144            28,038            27,850         16,981
Gross profit margin                                      23.00%           21.73%            20.27%            19.82%         19.80%
Operating profit (loss) margin                            1.14%           (2.26%)            2.81%             4.18%          4.67%
Operating profit margin before business
   realignment and other charges                          5.70%            2.32%             2.81%             4.18%          4.67%
Pretax profit (loss) margin                               3.41%           (3.68%)            1.92%             3.76%          4.18%
Effective tax (benefit) rate (1)                         72.67%          (24.91%)           36.11%            34.13%         33.66%
Net profit (loss) margin                                  1.09%           (2.62%)            1.23%             2.47%          2.77%
Return on ending equity                                   2.45%           (4.46%)            2.27%             4.24%          4.50%

(1) The effective tax (benefit) rate in 2000, 1999 and 1998 reflects valuation allowances established for the tax effect of net operating losses incurred in the United Kingdom. It is not known whether future operations will generate sufficient taxable income to realize the deferred tax asset.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Resources

     On June 1, 2000, the Company sold its superabsorbent polymer business to BASF AG. The sale resulted in a gain of $316.3 million, net of taxes of $209.0 million. Substantially all of the net proceeds of the sale were distributed to the shareholders in the form of a partial liquidation distribution. The distribution amounted to $14.00 per share.

     At December 31, 2000, the Company had outstanding debt of $52.4 million (including both long- and short-term debt) and cash and cash equivalents of $178.6 million, compared with $94.4 million in debt and $4.0 million in cash at December 31, 1999. A large portion of the cash equivalents on hand at December 31, 2000 will be used to pay estimated accrued income taxes of approximately $135.1 million in the early part of 2001. Long-term debt represented 27.6% of total capitalization at December 31, 2000, compared with 35.8% at December 31, 1999.

     The Company had a current ratio of 1.52-to-1 at December 31, 2000, with approximately $91.8 million in working capital, compared with 4.00-to-1 and $105.1 million, respectively, at December 31, 1999. At December 31, 2000, current assets included $168.5 million in cash equivalents and current liabilities included $135.1 million in accrued income taxes related to the absorbent polymers sale. If these two items were eliminated from the balance sheet and the excess cash equivalents were applied to long-term debt, the proforma working capital would have been $58.4 million, and the current ratio would have been 2.36-to-1.

     The Company's revolving credit facility of $125 million matures in October 2003. The Company had $83.0 million in unused, committed credit lines at December 31, 2000. The Company renegotiated its debt covenants as a result of the sale of the absorbent polymers segment. The $125 million revolver remains in place.

     During 2000, the Company spent $16.2 million on capital expenditures and made $3.1 million in additional investments in joint ventures. The Company sold $10.3 million in treasury stock related to stock option exercises, paid $4.3 million in dividends and repaid $49.7 million of debt. This activity was funded from cash generated from operations in 2000 totaling $36.6 million, as well as from the repayment of the absorbent polymers segment intercompany debt as a part of the sale of the business.

     Management believes that the Company has adequate resources to fund the capital expenditures, dividend payments and anticipated working capital requirements through its existing committed credit lines, cash balances and future operating cash flow.

Results of Operations for the Three Years Ended December 31, 2000

     Shipping   revenues  and  costs  have  been  reclassified  in  the  segment information that appears below to comply with the requirements of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

     Net sales decreased by $12.9 million, or 4.1%, from 1999 to 2000, and by $2.3 million, or 0.7%, from 1998 to 1999. The decrease in sales from 1999 to 2000 was primarily related to the divestiture of a number of underperforming environmental segment businesses in late 1999. Gross profit increased by $1.0 million, or 1.5%, from 1999 to 2000, compared to an increase of $4.2 million, or 6.5%, from 1998 to 1999.

     Operating profit, prior to special charges, improved by $10.0 million, or 135.3%, from 1999 to 2000. Operating profit for 1999, prior to special charges, was $1.6 million, or 17.8%, lower than in 1998. The operating profit for 2000 was reduced by $13.9 million for asset impairment charges related to the U.K. cat litter operation, a legal settlement accrual and expenses associated with exploring opportunities to enhance shareholder value. The operating profit for 1999 was reduced by $14.5 million as a result of write downs of the carrying value of certain intangible and long-term assets in the minerals and environmental segments.

     Income from continuing operations for 2000, after special charges, amounted to $3.3 million compared to a loss of $8.3 million in 1999 and a $3.9 million profit in 1998. During 2000, the special charges, net of tax, amounted to $.43 per diluted share compared with write-downs in 1999 of $.37 per diluted share. Diluted earnings (loss) per share from continuing operations was $.11, ($.30) and $.14 in 2000, 1999 and 1998, respectively. The weighted average shares outstanding, including the dilutive impact of stock options, for 2000 were 10.1% higher in 2000 than in 1999. The diluted shares were 4.2% lower in 1999 than in 1998.

     The absorbent polymers segment was reflected as a discontinued operation for all periods presented. Discontinued operations contributed $10.80 per diluted share in 2000 compared to $1.12 and $.64 in 1999 and 1998, respectively. In addition, the Company reported a loss of $.01 per share on the early extinguishment of debt in 2000.

     A review of sales, gross profit, general, selling and administrative expenses, and operating profit by segment follows:

       Minerals                                                 Year Ended December 31,
                                2000                1999                 1998            2000 vs. 1999        1999 vs. 1998
                                           (Dollars in Thousands)
Product sales..........   $161,283    88.8%   $156,537    88.4%    $164,049   87.9%
Shipping revenue.......     20,250    11.2%     20,454    11.6%      22,625   12.1%
Net sales..............    181,533   100.0%    176,991   100.0%     186,674  100.0%     $ 4,542     2.6%    ($9,683) (  5.2%)
Cost of sales - product    126,352    69.6%    121,864    68.9%     135,650   72.7%
Cost of sales -             20,250    11.2%     20,454    11.5%      22,625   12.1%
shipping...............
Cost of sales..........    146,602    80.8%    142,318    80.4%     158,275   84.8%
  Gross profit.........     34,931    19.2%     34,673    19.6%      28,399   15.2%         258     0.7%      6,274    22.1%
General, selling and
  administrative
expenses...............     16,792     9.3%     17,432     9.8%      18,268    9.8%     (   640) (  3.7%)   (   836) (  4.6%)
Business realignment
and other charges......     11,500     6.3%      2,954     1.7%          --      --       8,546   289.3%      2,954       NM
  Operating profit.....      6,639     3.6%     14,287     8.1%      10,131    5.4%     ( 7,648) ( 53.5%)     4,156    41.0%

     Sales increased by $4.5 million from 1999 to 2000 compared to a decrease in sales of $9.7 million from 1998 to 1999. The increase in sales for 2000 was primarily related to the inclusion of a U.K. pet products joint venture in 2000. This venture produced little profit, and the Company is in the process of selling its ownership interest. The decrease in sales from 1998 to 1999 was related to decreased sales of fuller's earth ($3.8 million), a business sold in April 1998, and $6.5 million lower sales from U.K. minerals operations, primarily cat litter. In 1999, the Company reduced its commitment to the U.S. iron ore pelletizing market resulting in a sales decrease of $2.1 million, but this was more than offset by a sales increase to the domestic metalcasting and cat litter markets.

     The gross profit margin decreased by 2.0% due to lower selling prices for domestic bulk cat litter sold to major branded customers as well as lower production volume in the United Kingdom. The gross profit margin increased by 28.9% from 1998 to 1999. Domestic gross profits improved by approximately $4.0 million, U.K. gross profit improved by approximately $.9 million and other overseas units' gross profit improved by $1.3 million from 1998 to 1999.

     General, selling and administrative expenses were $.6 million, or 3.7%, lower in 2000 than 1999, and $.8 million, or 4.6%, lower in 1999 than in 1998. Lower domestic personnel costs accounted for the majority of the change.

     Excluding asset impairment and legal accrual charges, the U.K. minerals operations generated operating losses of $3.2 million, $2.9 million and $4.8 million in 2000, 1999 and 1998, respectively. The losses were related to the cat litter operation. The Company has decided to exit the U.K. cat litter market and has sold its European cat litter business. It is anticipated that the exit will be complete by the end of the first quarter of 2001. The restructuring of the operation included asset impairment charges, inventory write-downs and redundancy costs totaling $5.0 million. During 1999, the Company wrote down goodwill of approximately $3.0 million related to its U.K. and Canadian operations. In each case, the Company's evaluation of the carrying value of the assets was based upon anticipated performance and a review of projected future cash flows. In addition, the Company recorded a $6.5 million accrual in 2000 for pending litigation in the United Kingdom.

     Environmental                                              Year Ended December 31,
                                2000                1999                 1998             2000 vs. 1999        1999 vs. 1998
                                           (Dollars in Thousands)
Product sales..........   $ 91,180    91.3%   $107,975    92.3%    $104,501   93.0%
Shipping revenue.......      8,694     8.7%      9,055     7.7%       7,858    7.0%
Net sales..............     99,874   100.0%    117,030   100.0%     112,359  100.0%     ($17,156)( 14.7%)    $ 4,671     4.2%
Cost of sales - product     59,776    59.9%     77,515    66.2%      71,859   64.0%
Cost of sales -              8,694     8.7%      9,055     7.8%       7,858    7.0%
shipping...............
Cost of sales..........     68,470    68.6%     86,570    74.0%      79,717   71.0%
  Gross profit.........     31,404    31.4%     30,460    26.0%      32,642   29.0%         944     3.1%     ( 2,182) (  6.7%)
General, selling and
  administrative
expenses...............     19,643    19.7%     26,551    22.7%      23,448   20.9%     ( 6,908) ( 26.0%)      3,103    13.2%
Business realignment
and other charges......         --       --     11,575     9.9%          --         --  (11,575)      NM      11,575       NM
  Operating profit          11,761    11.7%   (  7,666) (  6.6%)      9,194    8.2%      19,427   253.4%     (16,860) (183.4%)
(loss).................

     Sales decreased by $17.2 million, or 14.7%, from 1999 to 2000, primarily as a result of the divestiture of a number of underperforming businesses in the latter part of 1999. Sales increased by $4.7 million from 1998 to 1999. The sales increase from 1998 to 1999 was largely related to businesses acquired during 1998. The gross profit margin improved by 20.8% in 2000 from 1999, compared with a decrease of 10.3% from 1998 to 1999. Lower gross profits from businesses that were divested during the year, coupled with lower profits from the domestic sales of environmental liner products, accounted for the reduced margins in 1999.

     General, selling and administrative expenses decreased by $6.9 million, or 26.0%, from 1999 to 2000. The restructuring activities involving the divestiture of businesses, as well as elimination of certain positions within the segment, accounted for the change. International expansion accounted for much of the increase in general, selling and administrative expenses of 13.2% from 1998 to 1999. Approximately 58% of the 1999 increase in general, selling and administrative expenses was attributable to acquisitions made in 1998. During 1999, the Company also incurred bad debt expense of approximately $.4 million.

     During 1999, the Company sold or closed operations that incurred more than $5.5 million in operating losses. In the process of evaluating its ongoing business operations, the Company wrote down the carrying value of certain intangible and fixed assets by approximately $11.6 million. This charge included $2.1 million related to the January 2000 sale of its Norwegian business. The remainder of the write down was largely related to goodwill not expected to be recovered by future cash flows. These actions accounted for much of the improved profitability in 2000.

    Transportation                                              Year Ended December 31,
                                2000                1999                 1998            2000 vs. 1999        1999 vs. 1998
                                           (Dollars in Thousands)
Net sales..............   $ 34,036   100.0%   $ 34,632   100.0%    $ 31,887  100.0%     ($  596) (  1.7%)   $ 2,745     8.6%
Cost of sales..........     30,444    89.4%     30,871    89.1%      28,215   88.5%
  Gross profit.........      3,592    10.6%      3,761    10.9%       3,672   11.5%     (   169) (  4.5%)        89     2.4%
General, selling and
  administrative             2,115     6.2%      2,130     6.2%       2,037    6.4%     (    15) (  0.7%)        93     4.6%
expenses...............
  Operating profit.....      1,477     4.4%      1,631     4.7%       1,635    5.1%     (   154) (  9.4%)   (     4)   (0.2%)

     Sales decreased by $.6 million, or 1.7%, from 1999 to 2000 due in part to loss of the absorbent polymers shipments and lower shipments from third party customers. The majority of the sales increase from 1998 to 1999 came from customers unrelated to AMCOL's other business units. The gross profit margin was 2.8% lower in 2000 than in 1999, primarily as a result of higher fuel costs. The gross profit margin was 5.2% lower in 1999 than in 1998, primarily as a result of lower margins from brokered shipments. The gross profit margin varies based largely upon truck availability and sales mix between the trucking and brokerage operations. The increase in general, selling and administrative expenses from 1998 to 1999 reflected increased staffing levels to handle increased volume.

     Higher fuel costs continue to impact the transportation segment. Higher insurance costs and a tight market for drivers will also impact the future profitability of this segment.

       Corporate                                                Year Ended December 31,
                                2000                1999                 1998            2000 vs. 1999        1999 vs. 1998
                                           (Dollars in Thousands)
Intersegment shipping       ($11,378)           ($11,670)            ($11,603)
sales..................
Intersegment shipping       ( 11,378)           ( 11,670)            ( 11,603)
costs..................
  Gross profit.........           --                  --                   --
Corporate general,
selling
  and administrative
  expenses.............        8,010              10,278                7,793           ($2,268) ( 22.1%)   $ 2,485    31.9%
Nanocomposite business
  development expenses.        6,030               5,134                4,198               896    17.5%        936    22.3%
Business realignment
  and other charges....        2,357                  --                   --             2,357       NM         --       --
  Operating loss.......     ( 16,397)           ( 15,412)            ( 11,991)              985     6.4%      3,421    28.5%

     Intersegment shipping revenues and costs were related to services provided by the transportation segment for the minerals and environmental segments. The services were provided at arms length rates, and billed by the transportation segment to the minerals and environmental segments, who in turn billed their customers. The intersegment shipping sales and costs in the table above reflect the elimination of these intersegment transactions.

     Corporate costs include management information systems, human resources, investor relations and corporate communications, finance, purchasing, research related to developing the nanocomposite technology and corporate governance.

     Corporate general, selling and administrative expenses decreased by $2.3 million, or 22.1%, from 1999 to 2000. Lower incentive compensation ($1.5 million), reduced investor relations expenses and reduced executive headcount accounted for the change. General, selling and administrative expenses increased $2.5 million, or 31.9%, from 1998 to 1999. Approximately $1.6 million of the increase was accounted for by higher incentive compensation ($1.0 million) and increased occupancy costs ($.6 million).

     The Company is actively engaged in research and development efforts to create new applications for its bentonite reserves. The Company's wholly owned subsidiary, Nanocor, Inc., is devoted to research and development of bentonite-based nanocomposites. When incorporated into plastics, bentonite-based nanocomposites can produce materials with significantly improved properties that encompass a variety of commercial applications. Nanocor's technologies are still in the developmental stage, but management feels that these products have the potential to become a significant part of the Company's future growth. As of February 28, 2001, Nanocor had been issued 24 patents; 5 more patents have been allowed; and 13 patent applications were pending. All costs associated with nanocomposite product development, including the costs associated with its production facility, were included in corporate expenses for the years presented. Nanocomposite costs increased $.9 million, or 17.5%, from 1999 to 2000 and $.9 million, or 22.3%. from 1998 to 1999.

     During 2000, the Company engaged Lehman Brothers to help management evaluate various strategic options to enhance shareholder value. The Company engaged in significant discussions involving the disposition of its businesses, including the sale of certain parts and the potential spin-off of the Nanocor, Inc. subsidiary. In the process, the Company incurred approximately $2.4 million in professional fees. These expenses have been included as a component of business realignment expenses.

Investment Income

     Investment income in 2000 was related to the temporary investment of the proceeds from the sale of the absorbent polymers segment. Investment income, net of income taxes, amounted to approximately $.20 per diluted share. The investments will be used to pay income taxes in the first quarter of 2001. Investments in excess of accrued income taxes may be used to repay outstanding loans under the revolving credit agreement.

Net Interest Expense

     Net interest expense amounted to $3.2 million, $3.4 million and $3.0 million in 2000, 1999 and 1998, respectively. Average interest rates in 2000 were 48 basis points higher than 1999; the 1999 rates were 42 basis points lower than 1998. Lower average debt levels in 2000 offset the impact of the higher interest rates when comparing to the 1999 interest expense.

Other Income (Expense)

     Other income for 2000 amounted to $.3 million compared to $1.1 million in expense for 1999 and $.2 million in other income in 1998. The 2000 income consisted of gains on sales of fixed assets and foreign exchange transaction gains while the expenses in 1999 were entirely related to foreign exchange transaction losses.

Income Taxes

     The effective income tax rate for 2000 was 72.7% compared with a tax benefit rate of 24.9 % in 1999 and an effective tax rate of 36.1% in 1998. Income taxes for 2000, 1999 and 1998 included valuation allowances of $5.3 million, $1.7 million and $.8 million, respectively, related to the U.K. minerals unit net operating loss carryforward, and a legal accrual recorded in 2000. The tax benefit rate was also lower than would be expected because $2.7 million of the write down of intangible assets recognized in 1999 was not tax deductible. The effective tax rate for 2001 is currently estimated at 36%.

Earnings Per Share

     Diluted earnings per share was calculated using the weighted average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors were considered common share equivalents. As a result of the partial liquidation following the sale of the absorbent polymers segment, all outstanding unexercised options at June 30, 2000 were adjusted. The value of the options remained the same as before the payment of the partial liquidation, however the number of options increased and the exercise prices were reduced. This resulted in a significantly greater number of common share equivalents during the second half of 2000. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately 30.0 million in 2000, 27.2 million in 1999 and 28.4 million in 1998.

     There  were  28.8  million  shares  outstanding,   excluding  common  share
equivalents, at December 31, 2000 compared to 26.9 million at December 31, 1999. The 1.9 million-share increase was related to the exercise of stock options.

     Diluted income (loss) from continuing operations was $.11, ($.30) and $.14 in 2000, 1999 and 1998, respectively. Special charges and investment income impacted the reported numbers. An analysis detailing the effects of these items on diluted earnings per share from continuing operations appears below:

                                                                                            Year Ended December 31,
                                                                                        2000         1999         1998
   Business realignment and other charges..........................................      ($ .43)     ($.37)       $  --
   Investment income...............................................................         .20         --           --
   Income from operations excluding the above......................................         .34        .07          .14
        Diluted income (loss) from continuing operations                                   $.11      ($.30)       $ .14

     The absorbent polymers segment was sold to BASF AG on June 1, 2000. The operating results for the absorbent polymers segment were reclassified to discontinued operations for all periods presented. Diluted income from discontinued operations for 2000 amounted to $10.80 per share, including $10.56 from the gain on the sale of the segment, compared to $1.12 for 1999 and $.64 for 1998. The income from discontinued operations in 2000 was for the five months ended May 31, 2000 compared with full year results in 1999 and 1998.

     An extraordinary loss of $.01 per share related to the early extinguishment of long-term debt was recorded in 2000.

Forward Looking Statements

     Certain statements made from time to time by the Company, including statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following:

Competition

     Minerals. The minerals market is very competitive. We believe competition is essentially a matter of product quality, price, delivery, service and technical support. Several of our competitors in the U.S. market are larger and have substantially greater financial resources. If we fail to compete successfully based on these or other factors, we may lose customers or fail to recruit new customers and our business and future financial results could be materially  and  adversely  affected.  .........  Reliance on  Metalcasting  and
Construction Industries

     Approximately 51% of our minerals segment's sales and 28% of our environmental segment's sales in 2000 were to the metalcasting and construction markets, respectively. The metalcasting and construction markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for products by the metalcasting and construction markets may decline and our business or future financial results may be adversely affected in the minerals and environmental segments, respectively.

Regulatory and Legal Matters

     Our operations are subject to various federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Substantial penalties may be imposed if we violate certain of these laws and regulations. If these laws or regulations are changed or interpreted differently in the future, it may become difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions. If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected. The Company may be subject to adverse litigation results in addition to as future changes in laws and regulations that may negatively impact its operations and profits.

Risks of International Expansion

     An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. Currently, our business outside the United States represents approximately 26% of our consolidated sales. The approximate breakdown of the sales outside of the United States for 2000 was as follows: Europe 58%; Latin America (including Mexico) 4%; Asia 37%; and Africa along with the Middle East 1%. As we expand internationally, we will be subject to increased risks, which may include the following:

     currency exchange or price control laws;
     currency translation adjustments;
     political and economic instability;
     unexpected changes in regulatory requirements;
     tariffs and other trade barriers;
     longer accounts receivable collection cycles; and adverse tax consequences.

     The above listed events could result in sudden, and potentially prolonged, changes in demand for the Company's products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country's legal system. At December 31, 2000, approximately 41% of the gross accounts receivable were due from customers outside of the United States and Canada. The breakdown of the overseas balance was as follows: Europe 59%; Latin America (including Mexico) 12%; Asia 26%; and Africa and the Middle East 3%.

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

Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all quarters of all years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 to quarters of all years beginning after June 15, 2000. Subsequently, SFAS No. 133 was amended by SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company will adopt SFAS No. 133 and SFAS No. 138, as required, in fiscal year 2001. At this time, the Company does not expect the adoption of these pronouncements to have a significant effect on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     As a multinational corporation that manufactures and markets products in countries throughout the world, the Company is subject to certain market risks, including those related to foreign currency, interest rates and government actions. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes.

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

     The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged transactions. As of December 31, 2000, the Company had no outstanding foreign currency contracts.

Interest Rate Sensitivity

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars (US), Korean won (WON) and Thai baht (THB) as indicated in parentheses.

                                                                 Expected Maturity Date
                                                                                                                  Fair
                                     2001      2002       2003      2004       2005     Thereafter     Total     Value
(US$ equivalent in thousands)
Long-term debt:
     Variable rate (US).......       43,042      1,042       520          -         -      5,000        49,604    49,604
     Average interest rate....         6.5%      6.5%       6.5%          -         -          -             -         -
     Variable rate (WON)......          791          -         -          -         -          -           791       791
     Average interest rate....         8.4%          -         -          -         -          -             -         -
     Variable rate (THB)......        1,981          -         -          -         -          -         1,981     1,981
     Average interest rate....         5.5%          -         -          -         -          -             -         -
                                     45,814      1,042       520          -         -      5,000        52,376    52,376
     Debt to be refinanced....      (44,772)     2,772    42,000                    -          -             -         -
Total.........................      $ 1,042   $  3,814   $42,520   $      -   $     -     $5,000      $ 52,376   $52,376

     The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to exchange variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreements. At December 31, 2000, the Company had one interest rate swap outstanding, which expires in September 2002, in a notional amount of $15 million. The agreement is extendable at the other party's option until September 2004. The fair value of this agreement results in an unrecognized loss at December 31, 2000, of $.3 million.

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

Item 8. Financial Statements and Supplementary Data

     See the Index to Financial Statements and Financial Statement Schedule on Page F-1. Such Financial Statements and Schedule are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The table below lists the names and ages of all directors and all positions each person holds with the Company or other organizations.

Board of Directors of the Registrant

Arthur Brown, 60 (1, 2)
Chairman, President and Chief Executive Officer of Hecla Mining Company, a miner and processor of silver, gold and industrial minerals. Director since 1990.

Robert E. Driscoll, III, 62 (1, 2)
Retired Dean and Professor of Law, University of South Dakota. Director since 1985.

John Hughes, 58 (3, 4)
Chairman of the Board of Directors since May 1998; Chief Executive Officer of the Company since 1985; a Director since 1984. Mr. Hughes retired as Chief Executive Officer in May 2000.

Jay D. Proops, 59 (2, 3, 4)
Private investor and former Vice Chairman and co-founder of The Vigoro Corporation. Also a Director of Great Lakes Chemical Corporation. Director since 1995.

C. Eugene Ray, 68 (1, 2, 3, 4)
Retired Executive Vice President - Finance of Signode Industries, Inc., a manufacturer of industrial strapping products. Director since 1981.

Clarence O. Redman, 58 (2, 3)
Secretary of AMCOL International Corporation. Of counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the Company. Previously, Mr. Redman was an individual and corporate partner of the law firm of Keck, Mahin & Cate as the sole shareholder and President of Clarence Owen Redman Ltd. Mr. Redman and his professional corporation also served as Chief Executive Officer of Keck, Mahin & Cate until September 1997. In December 1997, Keck, Mahin & Cate filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Director since 1989.

Dale E. Stahl, 53 (1, 2, 3, 4)
President and Chief Operating Officer of Inland Paperboard and Packaging, Inc., a manufacturer of containerboard and corrugated boxes since June 2000; prior thereto, President and Chief Operating Officer of Gaylord Container Corporation, a manufacturer and distributor of brown paper and packaging products. Director since 1995.

Lawrence E. Washow, 47 (3)
Chief Executive Officer of the Company since May 2000, President of the Company since May 1998; Chief Operating Officer of the Company since 1997; prior thereto, Senior Vice President of the Company since 1994 and President of Chemdal International Corporation until August 1997; a Director since 1998.

Audrey L. Weaver, 46 (2)
Private investor. Director since 1997.

Paul C. Weaver, 38 (3, 4)
Managing partner of Consumer Aptitudes, Inc., a marketing research firm. Director since 1995.

James A. McClung retired in May 2000 after four years as a director. Paul G. Shelton resigned from the Board of Directors in November 2000 after serving as a director for thirteen years.

(1)      Member of Audit Committee
(2)      Member of Compensation Committee
(3)      Member of Executive Committee
(4)      Member of Nominating Committee

     Additional information regarding the directors of the Company is included under the captions "Information Concerning Nominees," "Information Concerning Continuing Members of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement to be dated on or before April 10, 2001, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

     Information regarding the above is included under the captions "Names Officers' Compensation"and "Stock Performance" in the Company's proxy statement to be dated on or before April 10, 2001, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding the above is included under the caption "Security Ownership" in the Company's proxy statement to be dated on or before April 10, 2001, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding the above is included under the captions "Certain Relationships and Transactions" in the Company's proxy statement to be dated on or before April 10, 2001, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) 1.  See Index to Financial Statements on Page F-1.
    2.  See Financial Statement Schedule on Page F-1.
        Such Financial Statements and Schedule are incorporated herein by reference.
    3.  See Index to Exhibits immediately following the signature page.
(b) None.
(c) See Index to Exhibits immediately following the signature page.
(d) See Index to Financial Statements and Financial Statement Schedule on Page F-1.

Item 14(a) Index to Financial Statements and Financial Statement Schedule

                                                                            Page
(1) Financial Statements:
    Independent Auditors' Report............................................F-2
    Consolidated Balance Sheets, December 31, 2000 and 1999.................F-3
    Consolidated Statements of Operations,
    Years ended December 31, 2000, 1999 and 1998............................F-4
    Consolidated Statements of Comprehensive Income,
    Years ended December 31, 2000, 1999 and 1998............................F-5
    Consolidated Statements of Stockholders' Equity,
    Years ended December 31, 2000, 1999 and 1998............................F-6
    Consolidated Statements of Cash Flows,
    Years ended December 31, 2000, 1999 and 1998............................F-7
    Notes to Consolidated Financial Statements..............................F-8
(2) Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts.........................F-28

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              KPMG LLP


Chicago, Illinois
March 5, 2001

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
           (Dollars in thousands, except share and per share amounts)

                                         ASSETS                                                December 31,
                                                                                             2000        1999
Current assets:
     Cash                                                                                   $ 10,057    $  3,954
     Cash equivalents..................................................................      168,549          --
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $2,323 and $2,539..............       44,692      48,930
         Other.........................................................................        2,695       3,126
     Inventories.......................................................................       33,385      30,965
     Prepaid expenses..................................................................        6,588       6,566
     Net current assets of discontinued operations.....................................           --      40,147
     Current deferred tax assets.......................................................        3,821       6,347
         Total current assets..........................................................      269,787     140,035

Investment in and advances to joint ventures...........................................       12,672       9,111

Property, plant, equipment, and mineral rights and reserves:
     Land and mineral rights and reserves..............................................        9,857       9,968
     Depreciable assets................................................................      188,664     185,354
                                                                                             198,521     195,322
     Less: accumulated depreciation....................................................      118,369     106,062
                                                                                              80,152      89,260
Other assets:
     Goodwill and other intangible assets, less accumulated amortization of $219 and $580        465         452
     Long-term prepayments and other assets............................................        5,137       1,534
     Net non-current assets of discontinued operations.................................           --      80,046
     Deferred tax assets...............................................................        5,915       3,513
                                                                                              11,517      85,545
                                                                                            $374,128    $323,951

                          LIABILITIES AND STOCKHOLDERS' EQUITY                                 December 31,
                                                                                             2000        1999
Current liabilities:
     Current maturities of long-term debt..............................................        1,042         509
     Accounts payable..................................................................       12,453      10,776
     Accrued income taxes..............................................................      135,095       2,301
     Accrued liabilities...............................................................       29,349      21,394
         Total current liabilities.....................................................      177,939      34,980

Long-term debt.........................................................................       51,334      93,914

Minority interests in subsidiaries.....................................................            4         925
Other liabilities......................................................................        9,944       7,692
                                                                                               9,948       8,617
Stockholders' equity:
     Common stock, par value $.01 per share. Authorized 100,000,000 shares, issued
         32,015,771 shares.............................................................          320         320
     Additional paid-in capital........................................................       75,536      76,440
     Retained earnings.................................................................       79,336     142,270
     Cumulative other comprehensive income (loss) .....................................       (1,495)     (2,607)
                                                                                             153,697     216,423
Less:
     Treasury stock (3,234,467 shares in 2000 and 5,163,715 shares in 1999)............      (18,790)    (29,983)
                                                                                             134,907     186,440
                                                                                            $374,128    $323,951

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             (Dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                        2000         1999         1998
   Continuing Operations
   Net sales.......................................................................    $ 304,065   $ 316,983    $ 319,317
   Cost of sales...................................................................      234,138     248,089      254,604
        Gross profit...............................................................       69,927      68,894       64,713
   General, selling and administrative expenses....................................       52,590      61,525       55,744
   Business realignment and other charges..........................................       13,857      14,529           --
        Operating profit (loss)....................................................        3,480      (7,160)       8,969
   Other income (expense):
        Investment income..........................................................        9,816          --           --
        Interest expense, net......................................................       (3,241)     (3,440)      (2,997)
        Other, net.................................................................          310      (1,070)         156
                                                                                           6,885      (4,510)      (2,841)
        Income (loss) from continuing operations before income taxes and equity
            in income of joint ventures............................................       10,365     (11,670)       6,128
   Income tax expense (benefit)....................................................        7,532      (2,907)       2,213
        Income (loss) from continuing operations before equity in income of
            joint ventures.........................................................        2,833      (8,763)       3,915
   Equity in income of joint ventures..............................................          470         448            8
        Income (loss) from continuing operations...................................        3,303      (8,315)       3,923

   Discontinued Operations
   Income from operations of absorbent polymers segment
            (net of income taxes)..................................................        7,047      30,549       18,162
   Gain on disposal of absorbent polymers segment (net of income taxes
            of $208,964)...........................................................      316,330          --           --
        Income from discontinued operations........................................      323,377      30,549       18,162
   Extraordinary Loss on early extinguishment of debt (net of income tax
            benefit of $238).......................................................         (443)         --           --
        Net income.................................................................    $ 326,237   $  22,234    $  22,085

                                   (Continued)

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                (Dollars in thousands, except per share amounts)

                                                                                            Year Ended December 31,
                                                                                        2000         1999         1998
   Earnings per share
   Basic earnings (loss) per share:
        Continuing operations......................................................    $     .12   $    (.31)   $     .14
        Discontinued operations:
            From absorbent polymers operations.....................................          .26        1.14          .65
            Gain on sale of absorbent polymers segment.............................        11.49          --           --
                                                                                           11.75        1.14          .65
        Extraordinary item.........................................................         (.02)         --           --
        Net income.................................................................    $   11.85   $     .83    $     .79

   Diluted earnings (loss) per share:
        Continuing operations......................................................    $     .11   $    (.30)   $     .14
        Discontinued operations:
            From absorbent polymers operations.....................................          .24        1.12          .64
            Gain on sale of absorbent polymers segment.............................        10.56          --           --
                                                                                           10.80        1.12          .64
        Extraordinary item.........................................................         (.01)  $      --           --
        Net income.................................................................    $   10.90   $     .82    $     .78

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                        2000         1999         1998
   Net income......................................................................    $ 326,237   $  22,234    $  22,085
   Other comprehensive income (loss):
        Foreign currency translation adjustment....................................       (4,034)       (851)          (7)
        Reclassification adjustment for foreign currency losses included in
            net income.............................................................        5,146          --           --
   Comprehensive income............................................................    $ 327,349   $  21,383    $  22,078

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
           (Dollars in thousands, except share and per share amounts)

                                          Common Stock                                     Cumulative
                                                                                              Other
                                                              Additional                  Comprehensive
                                                                Paid-in      Retained        Income         Treasury
                                                                Capital      Earnings        (Loss)          Stock       Total
                                       Number
                                         of
                                     Shares (1)     Amount
===================================================================================================================================
Balance at December 31,
     1997.........................     32,015,771    $ 320    $  75,939      $ 111,588      ($ 1,749)     ($10,155)   $ 175,943
Net income........................              -        -            -         22,085             -              -      22,085
Cash dividends ($.23 per
     share).......................              -        -            -         (6,411)            -              -      (6,411)
Translation adjustment for 1998...              -        -            -              -            (7)             -          (7)
Purchase of 1,829,041
     treasury shares..............              -        -            -              -             -        (19,898)    (19,898)
Sales of 224,240 treasury
     shares pursuant
     to options...................              -        -          299              -             -            903       1,202
Balance at December 31,
     1998.........................     32,015,771      320       76,238        127,262        (1,756)      ( 29,150)     172,914
Net income........................              -        -            -         22,234             -              -      22,234
Cash dividends ($.27 per
     share).......................              -        -            -         (7,226)            -              -      (7,226)
Translation adjustment for 1999...              -        -            -              -          (851)             -        (851)
Purchase of 226,600
     treasury shares..............              -        -            -              -             -         (2,040)     (2,040)
Sales of 209,284 treasury
     shares pursuant
     to options...................              -        -          202              -             -          1,207       1,409
Balance at December 31,
     1999.........................     32,015,771      320       76,440        142,270        (2,607)       (29,983)    186,440
Net income........................              -        -            -        326,237             -              -     326,237
Partial liquidation distribution..              -        -            -       (384,829)            -              -    (384,829)
Cash dividends ($.16 per
     share).......................              -        -            -         (4,342)            -              -      (4,342)
Translation adjustment for 2000...              -        -            -              -        (4,034)             -      (4,034)
Reclassification adjustment for
     foreign currency losses
     included in net income.......              -        -            -              -         5,146              -       5,146
Sales of 1,929,248 treasury
     shares pursuant
     to options...................              -        -         (904)             -             -         11,193      10,289
Balance at December 31,
     2000.........................     32,015,771    $ 320     $ 75,536        $79,336      ($ 1,495)     ($ 18,790)  $ 134,907

(1)      Reflects three-for-two stock split in December 1997, effected in the form of a stock dividend.

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                     2000         1999        1998
    Cash flow from operating activities:
         Income (loss) from continuing operations...............................   $   3,303   ($  8,315)  $   3,923
         Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities
             Depreciation, depletion, and amortization..........................      18,996      20,255      18,360
             Equity in income of joint ventures.................................        (470)       (448)         (8)
             Increase (decrease) in allowance for doubtful accounts.............        (216)        933         519
             Increase (decrease) in deferred income taxes.......................         124      (8,966)     (2,549)
             (Gain) loss on sale of depreciable assets..........................        (153)        252         (72)
             Write down of fixed and intangible assets..........................       2,995      13,238           -
             Increase in other noncurrent liabilities...........................       2,252       1,115         304
             (Increase) decrease in current assets:
                  Accounts receivable...........................................       4,885       3,702      (5,369)
                  Inventories...................................................      (2,420)      9,649      (3,112)
                  Prepaid expenses..............................................         (22)     (1,613)       (918)
             Increase (decrease) in current liabilities:
                  Accounts payable..............................................       1,677      (3,296)     (4,941)
                  Accrued income taxes..........................................      (2,303)     (1,177)      1,801
                  Accrued liabilities...........................................       7,955        (724)      4,842
                      Net cash provided by operating activities of continuing
                           operations...........................................      36,603      24,605      12,780

                      Net cash provided by (used in) discontinued operations....        (327)     17,804      27,036
    Net cash provided by operating activities...................................
    Cash flow from investing activities:
         Proceeds from sale of depreciable assets...............................       1,426       2,378         543
         Net proceeds from sale of absorbent polymers segment before taxes......     654,581           -           -
         Tax payments related to the absorbent polymers segment sale............     (75,587)          -           -
         Sale of product line and mineral reserves..............................           -           -      13,176
         Acquisition of land, mineral reserves, and depreciable assets..........     (16,152)    (18,144)    (28,038)
         Advances to joint ventures.............................................      (3,091)     (4,117)     (1,503)
         (Increase) decrease in other assets....................................      (4,524)        677         368
                      Net cash provided by (used in) investing activities.......     556,653     (19,206)    (15,454)
    Cash flow from financing activities:
         Proceeds from issuance of debt.........................................       7,604         263      16,687
         Principal payments of debt.............................................     (49,651)    (17,648)    (12,761)
         Proceeds from sales of treasury stock..................................      10,289       1,409       1,202
         Purchases of treasury stock............................................           -      (2,040)    (19,898)
         Partial liquidation distribution.......................................    (384,829)          -           -
         Premium paid for early extinguishment of debt..........................        (443)          -           -
         Dividends paid.........................................................      (4,342)     (7,226)     (6,411)
                      Net cash used in financing activities.....................    (421,372)    (25,242)    (21,181)
    Effect of foreign currency rate changes on cash.............................       3,095        (213)       (722)
    Net increase (decrease) in cash and cash equivalents........................     174,652      (2,252)      2,459
    Cash and cash equivalents at beginning of year..............................       3,954       6,206       3,747
    Cash and cash equivalents at end of year....................................   $ 178,606   $   3,954   $   6,206
    Supplemental disclosures of cash flow information:
    Cash paid for:
         Interest...............................................................   $   5,163   $   5,890   $   6,420
         Income taxes ..........................................................   $  88,762   $  17,563   $   9,815

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
           (Dollars in thousands, except share and per share amounts)

(1)  Summary of Significant Accounting Policies

     Company Operations

     AMCOL International Corporation (the Company) operates in two principal areas of activity: minerals and environmental. The Company also operates a transportation business primarily for delivery of its own products. In 2000, the Company's revenues were derived 57% from minerals, 32% from environmental and 11% from transportation operations. The Company's sales in 2000 were approximately 74% domestic and 26% outside of the United States. Further descriptions of the Company's products, its principal markets and the relative significance of its operations are included in Note 3, "Business Segment and Geographic Area Information."

     During 2000, the Company sold its absorbent polymers business. The Company has reclassified the results of operations and net assets of its absorbent polymers business as discontinued operations. Accordingly all amounts included in the notes to consolidated financial statements pertain to continuing operations except where otherwise noted. See further discussion in Note 2, "Discontinued Operations."

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries greater than 50% owned by the Company are consolidated. All subsidiaries are wholly owned, except India (50% and 20%), Mexico (49%), China (49%), Egypt (25%), Japan (19%) and a consolidated joint venture in England which is 74% owned. The Mexican, Chinese and Egyptian joint ventures are accounted for using the equity method. The Indian investments were made in 1999, and are also accounted for using the equity method. The Japanese investment is recorded at cost. All material intercompany balances and transactions between wholly owned subsidiaries, including profits on inventories, have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results likely differ from those estimates, but management believes that such differences are immaterial.

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

     Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(1)  Summary of Significant Accounting Policies (Continued)

     Inventories

     Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) or moving average methods. Exploration costs are expensed as incurred. Costs incurred in removing overburden and mining bentonite are capitalized as advance mining costs until the bentonite from such mining area is transported to the plant site, at which point the costs are included in crude bentonite stockpile inventory.

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

     Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill is amortized on the straight-line method over periods of five to 40 years. Other intangibles, including trademarks and noncompete agreements, are amortized on the straight-line method over the expected periods to be benefited, which extend up to 10 years.

     Impairment of Long-Lived Assets

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value as estimated by discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposal.

     Income Taxes

     The  Company  and its U.S.  subsidiaries  file a  consolidated  tax return.
Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(1)  Summary of Significant Accounting Policies (Continued)

     Shipping Revenues and Costs

     In the fourth quarter of 2000, the Company adopted the requirements of the Emerging Issues Task Force Consensus on Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires the Company to report shipping and handling costs that are passed on to customers as sales revenue and cost of sales in the Company's consolidated statements of operations. In conjunction with the adoption, the Company reclassified certain amounts that had previously been recorded as offsets (reductions) of sales. In 2000, 1999 and 1998, the reclassifications resulted in increased sales and cost of sales of $17,566, $17,839 and $18,880, respectively. The reclassifications had no effect on previously reported income or earnings per share.

     Research and Development

     Research and development costs are included in general, selling and administrative expenses and amounted to approximately $4,813, $3,733 and $3,513 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                                                                                2000           1999            1998
Weighted average of common shares outstanding for the year..............      27,523,157     26,772,569      27,918,391
Dilutive impact of stock options........................................       2,433,533        426,694         467,469
Weighted average of common and common equivalent shares for the year....      29,956,690     27,199,263      28,385,860
Common shares outstanding at December 31................................      28,781,304     26,852,056      26,869,372

     Stock Option Plans

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," but applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its fixed plan stock options. As such, compensation expense is recorded on the grant date only if the market price of the underlying stock exceeds the exercise price.

     Reclassifications

     Certain items in the 1999 and 1998 consolidated  financial  statements have
been  reclassified  to  conform  with  the  consolidated   financial   statement
presentation for 2000.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(2)  Discontinued Operations

     In 2000, the Company sold its absorbent polymers segment to BASF AG. Accordingly, the absorbent polymers segment is reported as a discontinued operation in the accompanying consolidated financial statements. The consolidated financial statements have been reclassified to report separately the net assets and operating results of the absorbent polymers segment for all periods presented.

     The transaction closed on June 1, 2000, at which time the Company received gross proceeds of approximately $656,500. The sale resulted in a pretax gain of approximately $525,300 ($316,300 after income taxes), which was net of costs incurred in connection with the sale. The net proceeds from the sale transaction were used to fund a partial liquidation distribution to the Company's shareholders on June 30, 2000.

     Summary operating results of the absorbent polymers segment for 2000, 1999 and 1998 were as follows:

                               2000*             1999              1998
Net sales                   $   86,000       $  253,629        $  221,750
Operating profit                12,436           51,850            33,251
Income taxes                     4,639           15,571             8,838
Net income                       7,047           30,549            18,162

                           *The 2000 information is for five months.

     A portion of the Company's interest expense has been allocated to discontinued operations based upon the debt balances attributable to these operations. Net interest expense allocated to discontinued operations was $1,180, $2,956 and $4,936 in 2000, 1999 and 1998, respectively.

(3)  Business Segment and Geographic Area Information

     The Company operates in two major industry segments: minerals and environmental. The Company also operates a transportation business. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to both the Company's plants and outside customers.

     The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. Intersegment sales are insignificant, other than intersegment shipping, which is disclosed in the following table. The Company measures segment profit based on operating profit. Operating profit is defined as sales less cost of sales and general, selling and administrative expenses related to a segment's operations. The costs deducted to arrive at operating profit do not include interest or income taxes.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(3)  Business Segment and Geographic Area Information (Continued)

     Segment assets are those assets used in the Company's operations in that segment. Corporate assets include cash and cash equivalents, corporate leasehold improvements, the nanocomposite plant investment and other miscellaneous equipment.

     The following summaries set forth certain financial information by business segment and geographic area as of and for the years ended December 31, 2000, 1999 and 1998.

                                                                                  2000        1999         1998
Business Segment:
      Revenues:
              Minerals......................................................     $ 181,533   $ 176,991   $ 186,674
              Environmental.................................................        99,874     117,030     112,359
              Transportation................................................        34,036      34,632      31,887
              Intersegment shipping.........................................       (11,378)    (11,670)    (11,603)
                  Total.....................................................     $ 304,065   $ 316,983   $319,317
      Operating profit (loss):
              Minerals......................................................     $   6,639   $  14,287   $  10,131
              Environmental.................................................        11,761      (7,666)      9,194
              Transportation................................................         1,477       1,631       1,635
              Corporate.....................................................       (16,397)    (15,412)    (11,991)
                  Total.....................................................     $   3,480   ($  7,160)  $   8,969
      Assets:
              Minerals......................................................     $ 122,942   $ 119,247   $ 121,085
              Environmental.................................................        59,258      62,409      83,674
              Transportation................................................         1,791       1,439         932
              Corporate.....................................................       190,137      20,663      20,259
              Discontinued operations.......................................             -     120,193     107,511
                  Total.....................................................     $ 374,128   $ 323,951   $ 333,461
      Depreciation, depletion and amortization:
              Minerals......................................................     $  11,938   $  12,030   $  10,306
              Environmental.................................................         4,257       5,766       6,249
              Transportation................................................            45          64          70
              Corporate.....................................................         2,756       2,395       1,735
                  Total.....................................................     $  18,996   $  20,255   $  18,360
      Capital expenditures:
              Minerals......................................................     $   8,905   $   8,874   $  12,396
              Environmental.................................................         5,221       6,571      11,175
              Transportation................................................            56          49          30
              Corporate.....................................................         1,970       2,650       4,437
                  Total.....................................................     $  16,152   $  18,144   $  28,038
      Research and development expenses:
              Minerals......................................................     $   1,372   $   1,051   $     497
              Environmental.................................................         1,453       1,147       1,035
              Corporate.....................................................         1,988       1,535       1,981
                  Total.....................................................     $   4,813   $   3,733   $   3,513

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(3)  Business Segment and Geographic Area Information (Continued)

                                                                                  2000        1999         1998
Geographic area:
     Sales to unaffiliated customers shipped from:
         North America......................................................     $ 247,539   $ 248,583   $ 251,490
         Europe.............................................................        43,110      55,669      59,652
         Asia                                                                       10,719       9,980       5,812
         Australia..........................................................         2,697       2,751       2,363
              Total.........................................................     $ 304,065   $ 316,983   $ 319,317
     Operating profit (loss) from:
         North America......................................................     $  15,748   $   3,366   $  12,250
         Europe.............................................................       (13,812)     (8,992)     (3,491)
         Asia                                                                        1,176      (1,935)         48
         Australia..........................................................           368         401         162
              Total.........................................................     $   3,480   $  (7,160)  $   8,969
     Identifiable assets in:
         North America......................................................     $ 321,791   $ 143,815   $ 163,203
         Europe.............................................................        36,032      41,030      48,298
         Asia                                                                       13,844      16,337      12,509
         Australia..........................................................         2,461       2,576       1,940
         Discontinued operations............................................             -     120,193     107,511
              Total.........................................................     $ 374,128   $ 323,951   $ 333,461

(4)  Inventories

     Inventories at December 31 consisted of:

                                                                                               2000        1999
    Advance mining.......................................................................    $   1,287    $   1,450
    Crude stockpile inventories..........................................................       13,005        9,822
    In-process inventories...............................................................       10,952        7,827
    Other raw material, container, and supplies inventories..............................        8,141       11,866
                                                                                             $  33,385    $  30,965

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(5)  Property, Plant, Equipment, and Mineral Rights and Reserves

     Property, plant, equipment and mineral rights and reserves consisted of the following:

                                                                                                    Depreciation/
                                                                            December 31,             Amortization
                                                                          2000         1999          Annual Rates
   Mineral rights and reserves.....................................     $  5,739     $  6,006
   Other land......................................................        4,118        3,962
   Buildings and improvements......................................       42,415       42,358       4.9% to 25.0%
   Machinery and equipment.........................................      146,249      142,996       10.0% to 50.0%
                                                                        $198,521     $195,322

     Depreciation and depletion were charged to income as follows:

                                                                            2000        1999        1998
Depreciation expense...................................................   $18,252     $16,798     $14,751
Depletion expense......................................................      610         863          367
                                                                          $18,862     $17,661     $15,118

(6)  Income Taxes

     Total income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 was allocated as follows:

                                                                               2000         1999        1998
     Income from continuing operations.....................................  $   7,532   ($  2,907)   $   2,213
     Discontinued operations...............................................    213,603      15,571        8,838
     Extraordinary item....................................................       (238)         --           --
                                                                             $ 220,897   $  12,664    $  11,051

     Domestic and foreign components of income (loss) from continuing operations before income taxes and equity in income of joint ventures are shown below:

                                                                               2000         1999        1998
     Income (loss) from continuing operations before income taxes and equity in income of joint ventures
     Domestic                                                                $  23,032   ($  3,549)   $  11,642
     Foreign...............................................................    (12,667)     (8,121)      (5,514)
                                                                             $  10,365   ($ 11,670)   $   6,128

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(6)  Income Taxes (Continued)

     The components of the provision (benefit) for income taxes attributable to income (loss) from continuing operations before income taxes and equity in income of joint ventures for the years ended December 31, 2000, 1999 and 1998 consisted of:

                                                                                     2000        1999        1998
Provision (benefit) for income taxes:
     Federal:
        Current.............................................................      $   4,622    $   2,852   $   3,743
        Deferred............................................................            512       (7,208)     (2,076)
     State:
        Current.............................................................            712          948         813
        Deferred............................................................             51         (721)       (208)
     Foreign:
        Current.............................................................          2,074          (28)        206
        Deferred............................................................           (439)       1,250        (265)
                                                                                  $   7,532    ($2,907)    $   2,213

     The Company's federal income tax returns have been audited through 1997. The Internal Revenue Service is currently auditing the 1998 federal income tax return.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows:

                                                                                                 2000        1999
   Deferred tax assets attributable to:
        Accounts receivable, due to allowance for doubtful accounts........................    $     633    $     704
        Inventories .......................................................................          527          714
        Net foreign operating loss carryforward............................................        7,842        2,517
        Accrued pension liability..........................................................        1,973        2,314
        Capital losses carried forward.....................................................          546        2,431
        Book amortization in excess of tax allowance.......................................        3,925        4,284
        Other..............................................................................        4,509        4,077
           Total deferred tax assets.......................................................       19,955       17,041
        Valuation allowance................................................................       (7,842)      (2,517)
           Deferred tax assets, net of allowance...........................................       12,113       14,524
   Deferred tax liabilities attributable to:
        Plant and equipment, due to differences in depreciation............................         (669)      (2,669)
        Land and mineral reserves, due to differences in depletion.........................       (1,708)      (1,843)
        Inventories, due to change in accounting method from LIFO to FIFO..................           --         (152)
           Total deferred tax liabilities..................................................       (2,377)      (4,664)
           Net deferred tax assets.........................................................    $   9,736    $   9,860

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(6)  Income Taxes (Continued)

     The Company recorded a valuation allowance in 2000, 1999 and 1998 for the tax effect of the net operating loss of its U.K. minerals unit that resulted in a net operating loss carryforward. In order to fully realize the benefits of the U.K. net operating loss carryforward, the Company will need to generate sufficient taxable income in the future. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance for the total amount of the U.K. net operating loss carryforward. However, the amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income during the carryforward period are increased or additional tax planning strategies are identified.

     The following analysis reconciles the statutory Federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity in income of joint ventures:

                                                             2000                      1999                       1998
                                                                  Percent                   Percent                    Percent
                                                                 of Pretax                 of Pretax                  of Pretax
                                                      Amount       Income      Amount       Income        Amount       Income
    Provision (benefit) for income taxes at U.S.
       statutory rates..........................      $ 3,628       35.0%      ($ 4,085)     (35.0%)      $ 2,145        35.0%
    Increase (decrease) in taxes resulting from:
          Percentage depletion..................       (1,190)      (11.5)         (875)      (7.5)        (1,017)      (16.6)
          State taxes...........................          463         4.5           616        5.3            528         8.6
          Export incentives.....................         (632)       (6.1)         (518)      (4.4)          (853)      (13.9)
          Valuation allowance...................        5,325        51.4         1,717       14.7            800        13.1
          Nondeductible goodwill write down.....           --          --           935        8.0             --          --
          Other.................................          (62)       (0.6)         (697)      (6.0)           610         9.9
                                                      $ 7,532        72.7%     ($ 2,907)     (24.9%)      $ 2,213        36.1%

(7)  Long-term Debt

     Long-term debt consisted of the following:

                                                                                                  December 31,
                                                                                               2000        1999
 Short-term debt supported by revolving credit agreement.................................     $ 42,000    $ 64,776
 Term note, at 7.83% (Series B)..........................................................            -      10,000
 Term note, at 8.10% (Series C)..........................................................            -      15,000
 Industrial revenue bond.................................................................        5,000           -
 Other notes payable.....................................................................        5,376       4,647
                                                                                                52,376      94,423
 Less: current portion...................................................................        1,042         509
                                                                                              $ 51,334    $ 93,914

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(7)  Long-term Debt (continued)

     The Company has a committed $125,000 revolving credit agreement, which matures October 31, 2003, with an option to extend for three additional one-year periods. As of December 31, 2000, there was $83,000 in borrowing capacity available under the line of credit. The revolving credit agreement is a multi-currency arrangement, which allows the Company to borrow at an adjusted LIBOR rate plus .25% to .75%, depending upon debt to capitalization ratios and the amount of the credit line used.

     During 2000, the Company borrowed $5,000 using an industrial revenue bond to finance the construction of a plant in Butler, Georgia. The note, which matures in 2015, has a variable interest rate and is secured by the plant assets.

     Maturities of long-term debt at December 31, 2000, were as follows:

                                               2001        2002        2003         2004        2005      Thereafter
     Short-term debt supported by
         revolving credit agreement......     $     -      $     -     $42,000     $     -      $     -     $     -
     Industrial revenue bond and other
         notes payable...................       1,042        3,814         520           -            -       5,000
                                              $ 1,042      $ 3,814     $42,520     $     -      $     -     $ 5,000

     The estimated fair value of the above notes at December 31, 2000, was approximately as stated based on discounting future cash payments at current market interest rates for loans with similar terms and maturities.

     All loan agreements include covenants that require the maintenance of specific minimum amounts of working capital, tangible net worth and various financial ratios, and limit additional borrowings and guarantees. The Company is not required to maintain compensating balances.

     During 2000, the Company renegotiated its debt covenants to reflect the sale of the absorbent polymers segment. The $125,000 revolving credit agreement remains in place, but the payment of $25,000 in term notes was accelerated as a part of the transaction resulting in an extraordinary loss from the early extinguishment of debt amounting to $443, net of income taxes.

(8)  Market Risks and Financial Instruments

     As a multinational corporation that manufactures and markets products in countries throughout the world, the Company is subject to certain market risks, including those related to foreign currency, interest rates and government actions. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(8)  Market Risks and Financial Instruments (continued)

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

     The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged transactions. As of December 31, 2000, the Company had no outstanding foreign currency contracts.

Interest Rate Sensitivity

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars (US), Korean won (WON) and Thai baht (THB) as indicated in parentheses.

                                                                  Expected Maturity Date
                                                                                                                  Fair
                                     2001      2002       2003      2004       2005     Thereafter     Total     Value
(US$ equivalent in thousands)
Long-term debt:
     Variable rate (US).......       43,042      1,042       520          -         -      5,000        49,604    49,604
     Average interest rate....         6.5%      6.5%       6.5%          -         -          -             -         -
     Variable rate (WON)......          791          -         -          -         -          -           791       791
     Average interest rate....         8.4%          -         -          -         -          -             -         -
     Variable rate (THB)......        1,981          -         -          -         -          -         1,981     1,981
     Average interest rate....         5.5%          -         -          -         -          -             -         -
                                     45,814      1,042       520          -         -      5,000        52,376    52,376
     Debt to be refinanced....      (44,772)     2,772    42,000                    -          -             -         -
Total.........................      $ 1,042   $  3,814   $42,520   $      -   $     -     $5,000      $ 52,376   $52,376

     The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to exchange variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreements. At December 31, 2000, the Company had one interest rate swap outstanding, which expires in September 2002, in a notional amount of $15,000. The agreement is extendable at the other party's option until September 2004.The fair value of this agreement results in an unrecognized loss at December 31, 2000, of $296.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(8)  Market Risks and Financial Instruments (Continued)

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

(9)  Leases

     The Company has several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Total rent expense under operating lease agreements was approximately $3,148, $3,607 and $3,359 in 2000, 1999 and 1998, respectively.
Additionally, the Company has two domestic facilities that are being subleased.

     The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) and related sublease income as of December 31, 2000:

                                                                     Minimum Lease                      Sublease
                                                                       Payments                       Rental Income
                                                                Domestic       Foreign       Total
Year ending December 31:
      2001..................................................    $  2,723         $  198     $  2,921    ($   595)
      2002..................................................       2,262            115        2,377        (678)
      2003..................................................       1,656             83        1,739        (699)
      2004..................................................       1,499             83        1,582        (720)
      2005..................................................       1,422             83        1,505        (682)
      Thereafter............................................       3,644             83        3,727        (867)
Total minimum lease payments (income).......................    $ 13,206         $  645     $ 13,851    ($ 4,241)

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(10) Employee Benefit Plans

     The Company has noncontributory pension plans covering substantially all of its domestic employees. The benefits are based upon years of service and qualifying compensation. The Company's funding policy is to contribute annually the maximum amount, calculated using the actuarially determined entry age normal method, that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

     The following tables set forth pension obligations included in the Company's balance sheet at December 31, 2000 and 1999:

                                                                                             Pension Benefits
                                                                                            2000          1999
Change in benefit obligations:
Beginning benefit obligation........................................................      $ 24,617      $ 24,782
Service cost........................................................................         1,311         1,708
Interest cost.......................................................................         1,593         1,581
Effect of curtailment...............................................................        (1,640)            -
Effect of special termination benefits..............................................           400             -
Actuarial (gain) loss...............................................................        (3,130)       (2,463)
Benefits paid.......................................................................        (1,936)         (991)
Ending benefit obligation...........................................................      $ 21,215      $ 24,617

Change in plan assets:
Beginning fair value................................................................      $ 21,773      $ 18,426
Actual return.......................................................................         3,819         3,216
Company contribution................................................................           917         1,122
Benefits paid.......................................................................        (1,936)         (991)
Ending fair value...................................................................       $24,573       $21,773

Funded status of the plan...........................................................    $ 3,358       ($   2,844)
Unrecognized actuarial and investment gains, net....................................        (6,838)       (1,997)
Prior service cost..................................................................           457           625
Transition asset....................................................................          (635)         (772)
Accrued pension cost liability......................................................    ($   3,658)   ($   4,988)

     Pension cost was comprised of:

                                                                                  2000         1999        1998
Service cost - benefits earned during the year..............................     $  1,311    $  1,708     $  1,510
Interest cost on accumulated benefit obligation.............................        1,593       1,581        1,481
Expected return on plan assets..............................................       (1,994)     (1,647)      (1,733)
Net amortization and deferral...............................................         (218)       (101)        (101)
Net periodic pension cost...................................................          692       1,541        1,157
Curtailment gain............................................................       (1,104)          -            -
Net periodic pension cost (income) after curtailment........................     $   (412)   $  1,541     $  1,157

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(10) Employee Benefit Plans (continued)

     The curtailment in 2000 was related to the sale of the absorbent polymers segment. All of the domestic absorbent polymers' employees were given full vesting and paid their accrued pension benefit.

     The valuations of the Company's pension benefit plans were performed as of October 1, 2000 and 1999. The plan assets are invested in common stocks, corporate bonds and notes, and guaranteed income contracts purchased from insurance companies.

     The key actuarial assumptions used to measure benefit obligations in the Company's pension plans were as follows: the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.50% in 2000 and 7.25% in 1999; the rate of increase in future compensation levels was 5.75% in both years; and the expected long-term rate of return on plan assets was 9.0% for both years.

     In addition to the qualified plans outlined above, the Company sponsors a supplementary pension plan that provides benefits in excess of qualified plan limitations for certain employees. The unfunded, accrued liability for this plan was $1,467 and $1,024 at December 31, 2000 and 1999, respectively.

     The Company also has a savings plan for its U.S. personnel. The Company makes annual contributions in an amount equal to an employee's contributions up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $1,349 in 2000, $1,361 in 1999 and $1,280 in 1998. The Company also has a deferred compensation plan and a 401(k) restoration plan for its executives.

     The foreign pension plans, which are not subject to ERISA, are funded using individual annuity contracts and, therefore, are not included in the information noted above.

(11) Stock Option Plans

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 (FAS 123), "Accounting for Stock-Based Compensation," but applies the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Because the exercise price of each option granted equals the market price of the Company's common stock at the date of grant, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined using the fair value method of accounting described in FAS 123, the Company's net income would have been changed to the pro forma amounts indicated below:

                                                                2000          1999         1998
Net income:....................       As reported........     $326,237      $ 22,234      $ 22,085
                                      Pro forma..........     $325,557      $ 21,188      $ 20,966

Basic earnings per share:......       As reported........     $   11.85     $   0.83      $   0.79
                                      Pro forma..........     $   11.83     $   0.79      $   0.75

Diluted earnings per share:....       As reported........     $   10.90     $   0.82      $   0.78
                                      Pro forma..........     $   10.87     $   0.78      $   0.74

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(11) Stock Option Plans (continued)

     For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                 2000        1999         1998
Risk-free interest rate...................       6.4%        4.9%         5.6%
Expected life of option...................      7 yrs.      6 yrs.       6 yrs.
Expected dividend yield of stock..........       1.0%        2.6%         1.7%
Expected volatility of stock..............       50%          45%         40%

     In connection with the sale of the Company's absorbent polymers business to BASF AG, and the payment of a partial liquidation distribution to the Company's shareholders (See Note 2, "Discontinued Operations"), the number of shares underlying outstanding options was increased and the option price per share was reduced in order to reflect the effects of the Company's equity restructuring on outstanding option awards. As a result, immediately following the equity restructuring, the aggregate intrinsic value of each option equaled the aggregate intrinsic value before the equity restructuring. Further, vesting provisions and the option period of each original grant remained the same. These adjustments to the number of shares and the option price per share were made effective June 30, 2000, and the tables which follow separately display option activity before and after the equity restructuring.

The 1983, 1987 and 1993 Plans

     The Company has reserved shares of its common stock for issuance of incentive and nonqualified stock options to its directors, officers and key employees in its 1983 Incentive Stock Option Plan, 1993 Stock Plan and 1987 Nonqualified Stock Option Plan. Options awarded under these plans, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value of the underlying common stock at the time of grant.
Options awarded under these plans generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Compensation Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(11) Stock Option Plans (Continued)

     Theseplans are expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire. Changes in options outstanding are summarized as follows:

        Expired Stock Option Plans                 June 30, 2000              December 31, 1999           December 31, 1998
                                                             Weighted                     Weighted                    Weighted
                                                              Average                     Average                      Average
                                                             Exercise                     Exercise                    Exercise
                                                Shares         Price         Shares        Price         Shares         Price
Options outstanding at January 1...........    1,478,256      $ 9.91        1,722,305      $ 9.48       1,723,852      $ 8.16
Granted....................................            -           -                -           -         285,065       13.13
Exercised..................................     (585,920)       8.68         (182,424)       5.19        (224,240)       3.54
Cancelled..................................      (33,251)       9.13          (61,625)      11.71         (62,372)      10.94
Options outstanding end of period..........      859,085       10.78        1,478,256        9.91       1,722,305        9.48
Options exercisable at December 31.........                                   974,832                     950,139
Shares available for future grant at
   December 31.............................                                         -                           -

                          Expired Stock Option Plans                                  December 31, 2000
                                                                                                   Weighted
                                                                                                    Average
                                                                                                   Exercise
                                                                                     Shares          Price
Options outstanding prior to equity restructuring..............................       859,085       $ 10.78
Adjustment due to equity restructuring.........................................     4,100,584
Options outstanding upon equity restructuring..................................     4,959,669          1.86
Granted........................................................................             -             -
Exercised......................................................................    (1,249,472)         1.63
Cancelled......................................................................       (29,480)         2.07
Options outstanding at December 31.............................................     3,680,717          1.94
Options exercisable at December 31.............................................     2,558,277
Shares available for future grant at December 31...............................             -

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(11) Stock Option Plans (Continued)

1998 Long-Term Incentive Plan

     The Company reserved 1,900,000 shares of its common stock (after adjustment for the equity restructuring related to the sale of the absorbent polymers segment) for issuance to its officers, directors and key employees. This plan provides for the award of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. To date, only nonqualified stock options have been awarded. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value of the underlying common stock at the time of grant. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Compensation Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.

           1998 Long-Term Incentive Plan                June 30, 2000             December 31, 1999            December 31, 1998
                                                                  Weighted                    Weighted                    Weighted
                                                                  Average                      Average                     Average
                                                                  Exercise                    Exercise                    Exercise
                                                     Shares        Price         Shares         Price        Shares         Price
    Options outstanding at January 1...........       312,845      $ 9.64          20,000      $ 14.06              --     $   --
    Granted....................................            --          --         306,000         9.33          20,000      14.06
    Exercised..................................       (49,825)       9.00              --          --               --         --
    Cancelled..................................       (27,277)       9.64         (13,155)        9.00              --         --
    Options outstanding at end of period.......       235,743        9.78         312,845         9.64          20,000      14.06
    Options exercisable at end of period.......                                     5,600                           --
    Shares available for future grant at
       December 31.............................                                 1,587,155                    1,880,000

                             1998 Long-Term Incentive Plan                               December 31, 2000
                                                                                                     Weighted
                                                                                                     Average
                                                                                                     Exercise
                                                                                        Shares        Price
    Options outstanding prior to equity restructuring..............................       235,743       9.78
    Adjustment due to equity restructuring.........................................     1,117,187
    Options outstanding upon equity restructuring..................................     1,352,930     $ 1.70
    Granted........................................................................       288,500       3.88
    Exercised......................................................................       (44,019)      1.57
    Cancelled......................................................................       (22,964)      1.72
    Options outstanding at December 31.............................................     1,574,447       2.10
    Options exercisable at December 31.............................................        48,214
    Shares available for future grant at December 31...............................       231,709

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
           (Dollars in thousands, except share and per share amounts)

(11) Stock Option Plans (Continued)

     All Stock Option Plans

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                             Options Outstanding             Options Exercisable
                                                            Weighted
                                                            Average         Weighted                       Weighted
                                           Number          Remaining        Average         Number         Average
                                             of           Contractual       Exercise          Of           Exercise
      Range of exercise prices             Shares         Life (Yrs.)        Price          Shares          Price
    $ 0.339        -       $ 1.568         1,861,712          6.12          $ 1.483           758,923      $ 1.362
      1.786        -         2.062         1,739,858          5.15            1.975         1,247,556        1.966
      2.091        -         2.450         1,366,594          6.57            2.304           600,012        2.316
      3.875        -         3.875           287,000          9.54            3.875                 -           --
                Total                     5,255,164           6.10            1.990         2,606,491        1.871

(12) Accrued Liabilities

     Accrued liabilities at December 31 consisted of:

                                                                                               2000        1999
Accrued severance taxes.................................................................     $  1,656    $  1,385
Estimated accrued legal settlement......................................................        6,500          --
Accrued employee benefits...............................................................        3,675       4,987
Accrued vacation pay....................................................................        1,446       1,837
Accrued bonus...........................................................................        2,403       2,420
Accrued commissions.....................................................................        1,712          --
Other...................................................................................       11,957      10,765
                                                                                             $ 29,349    $ 21,394

(13) Contingencies

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

(14) Quarterly Results (Unaudited)

     Unaudited summarized results for each quarter in 2000 and 1999 are as follows:

                                                                                        2000 Quarter
                                                                    First          Second           Third          Fourth
Minerals....................................................      $   47,166      $   44,668      $   42,639      $   47,060
Environmental...............................................          19,945          26,827          30,022          23,081

Transportation..............................................           7,935           8,597           8,832           8,672
Intersegment shipping......................................           (2,269)         (3,067)         (3,293)         (2,749)
      Net sales.............................................      $   72,777      $   77,025      $   78,200      $   76,063
Minerals....................................................      $    9,368      $    8,509      $    7,631      $    9,423
Environmental...............................................           6,700           8,300           9,609           6,795
Transportation..............................................             838             928             939             887
      Gross profit..........................................      $   16,906      $   17,737      $   18,179      $   17,105
Minerals....................................................      $    5,524      $    4,122      $    2,102      $   (5,109)
Environmental...............................................           2,046           3,320           4,972           1,423
Transportation..............................................             323             406             396             352
Corporate...................................................          (3,984)         (3,682)         (5,001)         (3,730)
      Operating profit (loss)...............................      $    3,909      $    4,166      $    2,469      ($   7,064)
Income (loss) from continuing operations....................      $    2,285      $    4,128      $    2,931      ($   6,041)
Discontinued operations and extraordinary loss..............      $    3,452      $  317,742      $      193       $   1,547
Net income (loss)...........................................      $    5,737      $  321,870      $    3,124      ($   4,494)
Basic earnings (loss) per share.............................      $    0.21       $   11.88       $    0.11       ($   0.16)
Diluted earnings (loss) per share...........................      $    0.21       $   11.67       $    0.10       ($   0.14)

                                                                                        1999 Quarter
                                                                    First          Second           Third          Fourth
Minerals....................................................      $   43,674      $   43,246      $   45,463      $   44,608
Environmental...............................................          24,607          33,729          33,585          25,110
Transportation.............................................            7,844           8,485           9,761           8,542
Intersegment shipping......................................           (2,225)         (3,347)         (3,389)         (2,709)
      Net sales.............................................      $   73,900      $   82,113      $   85,420      $   75,550
Minerals....................................................      $    8,656      $    8,055      $    8,939      $    9,023
Environmental...............................................           7,104           8,035           8,348           6,973
Transportation..............................................             878             949           1,055             879
      Gross profit..........................................      $   16,638      $   17,039      $   18,342      $   16,875
Minerals....................................................      $    4,012      $    3,674      $    4,742      $    1,859
Environmental...............................................             722           1,393           2,080         (11,861)
Transportation..............................................             348             427             500             356
Corporate...................................................          (3,867)         (3,547)         (3,442)         (4,556)
      Operating profit (loss)...............................      $    1,215      $    1,947      $    3,880      ($  14,202)
Income (loss) from continuing operations....................      $      258      $      688      $    1,679      ($  10,940)
Discontinued operations.....................................      $    5,481      $    7,061      $    7,696       $  10,311
Net income (loss)...........................................      $    5,739      $    7,749      $    9,375      ($     629)
Basic earnings (loss) per share.............................      $     0.21      $     0.29      $     0.35      ($    0.02)
Diluted earnings (loss) per share...........................      $     0.21      $     0.29      $     0.34      ($    0.02)

     The sum of earnings per share for the 2000 quarters does not equal the full year amount due to rounding and the impact of changes in the average shares outstanding.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)
                (Dollars in thousands, except per share amounts)

(15) Business Realignment and Other Charges

     As a result of the poor operating performance of some of the Company's subsidiaries, recoverability of their long-lived assets was assessed. That assessment indicated certain intangibles and fixed assets would not be recovered through future undiscounted cash flows expected to be generated by their operations. As a result, asset impairment charges were recorded in both 2000 and 1999. Details of the components of the charges are contained in the table below. The assets were written down to fair value as estimated by discounting expected future cash flows using an incremental borrowing rate.

     In 1998, the following claims were filed in Chester, England against certain of the Company's subsidiaries: Adams, et al. v. AMCOL (Holdings) Limited and Volclay Limited, (AKA Marie Geraldine O'Laughlin, et al.), High Court of Justice, QB Division, Chester District 1998 A. No. 206; and Anziani, et al. v. AMCOL (Holdings) Limited and Volclay Limited, High Court of Justice, QB Division, Chester District 1998 A. No. 365. The claims are for property damage, nuisance and personal injury based on the alleged accidental release of dust from Volclay Limited's facility in Wallasey, England. The claims are being made on behalf of up to 1,600 persons who, at some point during the period from 1965 to the present, resided in the vicinity of the Wallasey, England facility.
During the second half of 2000, the Company was informed that its insurance carrier had denied coverage related to this matter and cancelled the applicable insurance policy. The Company intends to vigorously pursue reinstatement of the insurance policy, however, as a matter of prudent accounting practice, the Company accrued the estimated settlement and related legal fees of $6,500 during the fourth quarter of 2000.

     During 2000, the Company engaged Lehman Brothers to help management evaluate various strategic options to enhance shareholder value. The Company engaged in significant discussions regarding the disposition of its businesses, including the sale of certain parts and the potential spin-off of the Nanocor, Inc. subsidiary. In the process, the Company incurred approximately $2,400 in professional fees. These expenses have been included as a component of business realignment and other charges.

     The business realignment and other charges included the following:

                                                                                                2000         1999
Write-down of assets and exit costs associated with the U.K. cat litter operation:
   Impairment of fixed assets...........................................................     $   2,438     $      --
   Inventory obsolescence provisions....................................................         2,010            --
   Severance pay and contract termination costs.........................................           552            --
                                                                                                 5,000            --
Provision for U.K. litigation...........................................................         6,500            --
Expenses associated with business
   realignment activities...............................................................         2,357            --
Write-down of goodwill and asset impairments:
   Minerals segment.....................................................................            --         2,954
   Environmental segment................................................................            --         9,470
Write-down of assets associated with the Norwegian environmental business...............            --         2,105
Amount charged to operating profit......................................................        13,857        14,529
Income tax benefit associated with the above............................................           907         4,503
Impact on income from continuing operations.............................................     $  12,950     $  10,026
Diluted earnings per share impact.......................................................     $    0.43     $    0.37

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

                                                                      Additions
                                                                               Charged                       Balance
                                                 Balance at     Charged to   (credited)                       at end
                                                  beginning     costs and     to other     Other charges        of
  Year                Description                  of year       expenses    accounts (2) add (deduct) (1)     year
  2000   Allowance for doubtful accounts           $ 2,539       $   957       ($ 353)          ($   820)     $2,323
  1999   Allowance for doubtful accounts           $ 1,606       $ 2,581       $    -           ($1,648)      $2,539
  1998   Allowance for doubtful accounts           $ 1,087       $ 1,373       $    -           ($   854)     $1,606

(1)      Bad debts written off.
(2)      Disposition of business units.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2001

                                       AMCOL INTERNATIONAL CORPORATION

                                       By:  /s/ Lawrence E. Washow
                                       Lawrence E. Washow
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ John Hughes                                                 March 20, 2001
John Hughes
Chairman of the Board and Director


 /s/ Lawrence E. Washow                                          March 20, 2001
Lawrence E. Washow
President and Chief Executive Officer
and Director


 /s/ Paul G. Shelton                                             March 20, 2001
Paul G. Shelton
Senior Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer


 /s/ C. Eugene Ray                                               March 20, 2001
C. Eugene Ray
Director


 /s/ Jay D. Proops                                               March 20, 2001
Jay D. Proops
Director


 /s/ Robert E. Driscoll, III                                     March 20, 2001
Robert E. Driscoll, III
Director



/s/ Clarence O. Redman                                           March 20, 2001
Clarence O. Redman
Director

 /s/ Arthur Brown                                                March 20, 2001
Arthur Brown
Director


 /s/ Dale E. Stahl                                               March 20, 2001
Dale E. Stahl
Director


 /s/ Audrey L. Weaver                                            March 20, 2001
Audrey L. Weaver
Director


 /s/ Paul C. Weaver                                              March 20, 2001
Paul C. Weaver
Director

                                INDEX TO EXHIBITS

Exhibit
Number

3.1 Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
3.2  Bylaws of the Company (10)
4 Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)*
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4 AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)*
10.7 Change in Control Agreement dated September 20, 2000, by and between Registrant and Lawrence E. Washow (21)*
10.8 Change in Control Agreement dated September 22, 2000, by and between Registrant and Peter L. Maul (21)*
10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)*
10.10AMCOL  International  Corporation  1993 Stock Plan, as amended and restated
     (10)*
10.11Credit  Agreement by and among AMCOL  International  Corporation and Harris
     Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994, (7); as amended, First Amendment to Credit Agreement dated September 25, 1995 (9), as amended, Second Amendment to Credit Agreement dated March 28, 1996, Third Amendment to Credit Agreement dated September 12, 1996 (11), Fourth Amendment to Credit Agreement dated December 15, 1998 (18) and Fifth Amendment to Credit Agreement dated May 26, 2000 (20)
10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15)* 10.16Change in Control Agreement dated September 21, 2000, by and between
     Registrant and Ryan F. McKendrick (21)*
10.17Asset and Stock Purchase  Agreement  dated November 22, 1999 by and between the Registrant and BASF Aktiengesellschaft (19)
10.18Change in Control  Agreement  dated  September  28,  2000,  by and  between
     Registrant and Frank B. Wright, Jr. (21)*
10.19Change in Control  Agreement  dated  September  20,  2000,  by and  between
     Registrant and Paul G. Shelton (21)*
10.20Change in Control  Agreement  dated  September  22,  2000,  by and  between
     Registrant and Gary D. Morrison (21)*
10.21Special  Retention  Agreement  dated  September  18,  2000,  by and between
     Registrant and Frank B. Wright, Jr. ** (21)*
10.22Special  Retention  Agreement  dated  September  18,  2000,  by and between
     Registrant and Ryan F. McKendrick ** (21)*
10.23Special  Retention  Agreement  dated  September  18,  2000,  by and between
     Registrant and Gary D. Morrison ** (21)*
10.24Special  Retention  Agreement  dated  September  18,  2000,  by and between
     Registrant and Peter L. Maul ** (21)*
21   Subsidiary List
23   Consent of KPMG LLP
27   Financial Data Schedule

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

** Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

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

(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(18) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1999.
(19) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.
(20) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2000.
(21) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2000.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

                                   Exhibit 21

                         AMCOL INTERNATIONAL CORPORATION
                               SUBSIDIARY LISTING

                         Company Name                                 Country           State       Ownership %
ACP Export, Inc.                                                U.S. Virgin Islands                     100
AMCOL (Holdings) Ltd.                                           England                                 100
AMCOL Holdings Canada Ltd.                                      Canada                Ontario           100
AMCOL International Corporation                                 USA                   DE               Parent
American Colloid Company                                        USA                   DE                100
Ameri-Co Carriers, Inc.                                         USA                   NE                100
Ashapura Minechem Ltd.                                          India                                    20
Ashapura Volclay Private Limited                                India                                    50
CETCO (Europe) Limited                                          England                                 100
CETCO Australia Pty. Ltd.                                       Australia                               100
CETCO Environmental Technologies Pte Ltd                        Singapore                               100
CETCO Holdings B.V.                                             Netherlands                             100
CETCO Korea Ltd.                                                Korea                                   100
CETCO-POLAND Sp. z o. o                                         Poland                                  100
Colloid Environmental Technologies Company                      USA                   DE                100
Egypt Bentonite & Derivatives Company                           Egypt                                    25
Egypt Mining & Drilling Chemicals Company                       Egypt                                    25
Montana Minerals Development Company                            USA                   MT                100
Nanocor, Inc.                                                   USA                   DE                100
Nanocor, Ltd.                                                   England                                 100
Nationwide Freight Service, Inc.                                USA                   NE                100
Nissho Iwai Bentonite Co., Ltd.                                 Japan                                    19
Redhill Volclay Co. Ltd.                                        China                                    49
Top Dog Distribution Ltd.                                       England                                  74
Volclay de Mexico, S.A. de C.V.                                 Mexico                                   49
Volclay Holdings B.V.                                           Netherlands                             100
Volclay International Corporation                               USA                   DE                100
Volclay Korea Ltd.                                              Korea                                   100
Volclay Limited                                                 England                                 100
Volclay Pty. Ltd.                                               Australia                               100
Volclay Siam Ltd.                                               Thailand                                100

                                   Exhibit 23








The Board of Directors
AMCOL International Corporation:


We consent to incorporation by reference in the registration statements (Nos. 33-34109, 33-55540, 33-73350 and 333-56017) on Form S-8 of AMCOL International
Corporation of our report dated March 5, 2001, relating to the consolidated balance sheets of AMCOL International Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, and the related schedule which report appears in the December 31, 2000 annual report on Form 10-K of AMCOL International Corporation.





Chicago, Illinois
March 23, 2001