Form 10-Q
period 2001-03-31
AMCOL INTERNATIONAL CORP
filed 2001-05-11
CIK 813621

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2001
                                ------------------------------------------------
                                      or
[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                         0-15661
                       ---------------------------------------------------------

                        AMCOL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                            Delaware                                          36-0724340
 --------------------------------------------------------------    ---------------------------------
 (State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

   1500 West Shure Drive, Suite 500, Arlington Heights, Illinois 60004-7803
-------------------------------------------------------------------------------
            (Address of principal executive offices)             (Zip Code)

                                (847) 394-8730
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      x    No ___________
    --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at April 16, 2001
 ------------------------------------        ----------------------------------
    (Common stock, $.01 par value)                       27,925,537

                        AMCOL INTERNATIONAL CORPORATION

                                     INDEX

                                                                                                  Page No.
                                                                                                  --------
Part I - Financial Information
------------------------------

     Item 1              Financial Statements
                         Condensed Consolidated Balance Sheets -
                         March 31, 2001 and December 31, 2000                                            1

                         Condensed Consolidated Statements of Operations -
                         three months ended March 31, 2001 and 2000                                      2

                         Condensed Consolidated Statements of Comprehensive Income -
                         three months ended March 31, 2001 and 2000                                      3

                         Condensed Consolidated Statements of Cash Flows -
                         three months ended March 31, 2001 and 2000                                      4

                         Notes to Condensed Consolidated Financial Statements                            5

     Item 2              Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                            10

     Item 3              Quantitative and Qualitative Disclosures About Market Risk                     14

Part II - Other Information
---------------------------

     Item 6              Exhibits and Reports on Form 8-K                                               15

                    Part I - Item 1:  FINANCIAL INFORMATION
               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In thousands)


                            ASSETS

                                                                             March 31,              December 31,
                                                                                2001                    2000
                                                                         ------------------        --------------
Current assets:                                                                                          *
    Cash and cash equivalents                                            $           54,698        $      178,606
    Accounts receivable, net                                                         46,902                47,387
    Inventories                                                                      30,428                33,385
    Prepaid expenses                                                                  5,705                 6,588
    Current deferred tax assets                                                       3,813                 3,821
                                                                         ------------------        --------------
         Total current assets                                                       141,546               269,787
                                                                         ------------------        --------------

Investment in and advances to joint ventures                                         12,738                12,672
                                                                         ------------------        --------------

Property, plant, equipment and mineral reserves                                     196,819               198,521
    Less accumulated depreciation                                                   120,810               118,369
                                                                         ------------------        --------------
                                                                                     76,009                80,152
                                                                         ------------------        --------------

Intangible assets, net                                                                  443                   465
                                                                         ------------------        --------------

Other long-term assets, net                                                          10,587                11,052
                                                                         ------------------        --------------
                                                                         $          241,323        $      374,128
                                                                         ==================        ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current maturities of debt                         $            1,042        $        1,042
    Accounts payable                                                                  8,175                12,453
    Accrued liabilities                                                              36,292               164,444
                                                                         ------------------        --------------
         Total current liabilities                                                   45,509               177,939
                                                                         ------------------        --------------

Long-term debt                                                                       54,586                51,334
                                                                         ------------------        --------------

Other liabilities                                                                    10,482                 9,948
                                                                         ------------------        --------------

Stockholders' equity:
    Common stock                                                                        320                   320
    Additional paid-in capital                                                       74,618                75,536
    Foreign currency translation adjustment                                          (4,179)               (1,495)
    Retained earnings                                                                81,777                79,336
    Treasury stock                                                                  (21,790)              (18,790)
                                                                         ------------------        --------------
                                                                                    130,746               134,907
                                                                         ------------------        --------------
                                                                         $          241,323        $      374,128
                                                                         ==================        ==============

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

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ------------------------------------------
Continuing Operations                                                                 2001                         2000
---------------------                                                           ---------------             --------------
Net sales                                                                       $        67,438             $       72,777
Cost of sales                                                                            52,212                     55,871
                                                                                ---------------             --------------
     Gross profit                                                                        15,226                     16,906
General, selling and administrative expenses                                             12,452                     12,997
Business realignment and other charges (credits)                                           (223)                        --
                                                                                ---------------             --------------
     Operating profit                                                                     2,997                      3,909
                                                                                ---------------             --------------
Other income (expense):
     Investment income                                                                    2,150
     Interest expense, net                                                                 (813)                      (585)
     Change in value of interest rate swap                                                 (316)                        --
     Other (expense) income, net                                                             54                        (51)
                                                                                ---------------             --------------
                                                                                          1,075                       (636)
                                                                                ---------------             --------------
     Income before income taxes and equity in income of joint ventures                    4,072                      3,273
Income taxes                                                                              1,292                      1,118
                                                                                ---------------             --------------
     Income from continuing operations before equity in income
        of joint ventures                                                                 2,780                      2,155
Equity in income of joint ventures                                                          132                        130
                                                                                ---------------             --------------
  Income from continuing operations                                                       2,912                      2,285
                                                                                ---------------             --------------

Discontinued Operations
-----------------------
Income from operations of absorbent polymers segment
     (net of tax)                                                                            --                      3,452
Cumulative effect of change in accounting principle (net of tax)                           (182)                        --
                                                                                ---------------             --------------
     Net income                                                                 $         2,730             $        5,737
                                                                                ===============             ==============

Weighted average common shares                                                       28,664,185                 26,908,499
                                                                                ===============             ==============
Weighted average common and common
     equivalent shares                                                               31,221,631                 27,429,410
                                                                                ===============             ==============

Earnings per share
------------------
Basic earnings per share
     Continuing operations                                                      $           .10             $          .08
     Discontinued operations                                                                 --                        .13
     Cumulative effect of change in accounting principle                                     --                         --
                                                                                ---------------             --------------
     Net income                                                                 $           .10             $          .21
                                                                                ===============             ==============

Diluted earnings per share
     Continuing operations                                                      $           .09             $          .08
     Discontinued operations                                                                 --             $          .13
     Cumulative effect of change in accounting principle                                     --                         --
                                                                                ---------------             --------------
     Net income                                                                 $           .09             $          .21
                                                                                ===============             ==============

Dividends declared per share                                                    $           .01             $          .07
                                                                                ===============             ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Uaudited)
                                 (In thousands)

                                                                                Three Months Ended March 31,
                                                                    ----------------------------------------------------
                                                                            2001                             2000
                                                                    --------------------              ------------------
Net income                                                          $              2,730              $            5,737
Other comprehensive income
  Foreign currency translation adjustment                                         (2,684)                           (492)
                                                                    --------------------              ------------------
Comprehensive income                                                $                 46              $            5,245
                                                                    ====================              ==================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                            Three Months Ended March 31,
                                                                          ----------------------------------------
                                                                                    2001                  2000
                                                                          --------------             -------------
Cash flow from operating activities:
   Income from continuing operations                                      $        2,912             $       2,285
   Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities:
       Depreciation, depletion, and amortization                                   4,445                     4,385
       Change in value of interest rate swap                                         316
       Other                                                                          (3)                      566
       Decrease in current assets                                                  4,294                     1,144
       Decrease in current liabilities                                            (6,838)                   (1,601)
                                                                          --------------             -------------

       Net cash provided by operating activities of
             continuing operations                                                 5,126                     6,779
                                                                          --------------             -------------

       Net cash provided by discontinued operations                                   --                     4,363
                                                                          --------------             -------------

Cash flow from investing activities:
   Acquisition of land, mineral reserves,
    depreciable and intangible assets                                             (1,340)                   (4,446)
   Tax payments related to absorbent polymers segment sale                      (125,477)
   Other                                                                          (1,262)                     (328)
                                                                          --------------             -------------
       Net cash used in investing activities                                    (128,079)                   (4,774)
                                                                          --------------             -------------

Cash flow from financing activities:
   Net change in outstanding debt                                                  3,252                    (2,872)
   Dividends paid                                                                   (288)                   (1,885)
   Stock option and treasury stock transactions, net                              (3,919)                      746
                                                                          --------------             -------------
       Net cash used in financing activities                                        (955)                   (4,011)
                                                                          --------------             -------------

Net increase (decrease) in cash and cash equivalents                            (123,908)                    2,357

Cash and cash equivalents at beginning of period                                 178,606                     3,954
                                                                          --------------             -------------

Cash and cash equivalents at end of period                                $       54,698             $       6,311
                                                                          ==============             =============

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                               $          753             $       1,584
                                                                          --------------             -------------
   Income taxes                                                           $      126,157             $       1,791
                                                                          ==============             =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                       (In thousands, except share data)

Note 1:    BASIS OF PRESENTATION

      The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2000, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The condensed consolidated balance sheet as of December 31, 2000, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2000. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Form 10-K which accompanies the 2000 Corporate Report.

      The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

      Certain items in the 2000 consolidated financial statements have been reclassified to comply with the condensed consolidated financial statement presentation for 2001.

Note 2:  INVENTORIES

      Inventories at March 31, 2001 have been valued using the same methods as at December 31, 2000. The composition of inventories at March 31, 2001 and December 31, 2000, was as follows:

                                                                 March 31, 2001              December 31, 2000
                                                             ----------------------          ------------------
Crude stockpile                                                     $ 12,649                     $ 14,292
Finished goods                                                        10,724                       10,952
Other raw material, container and supplies inventories                 7,055                        8,141
                                                                    --------                     --------
                                                                    $ 30,428                     $ 33,385
                                                                    ========                     ========

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

                                                         Three months ended March 31
                                                         -------------------------------
                                                            2001                 2000
                                                         ----------           ----------
           Weighted average common
             shares outstanding - Basic                  28,664,185           26,908,499
           Assumed exercise of stock options              2,557,446              520,911
                                                         ----------           ----------
           Weighted average common                       31,221,631           27,429,410
             shares outstanding - Diluted                ==========           ==========


Note 4:    BUSINESS SEGMENT INFORMATION

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

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

  The following summaries set forth certain financial information by business segment as of and for the three months ended March 31, 2001 and 2000.

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                              ------------------------------------------
Business Segment:                                                                       2001                      2000
----------------                                                              ------------------------------------------
 Revenues:
    Minerals.........................................................                 $ 41,554                  $ 47,166
    Environmental....................................................                   20,456                    19,945
    Transportation...................................................                    7,562                     7,935
    Intersegment shipping............................................                   (2,134)                   (2,269)
                                                                                      --------                  --------
      Total..........................................................                 $ 67,438                  $ 72,777
                                                                                      ========                  ========

Operating profit (loss):
    Minerals.........................................................                 $  3,571                  $  5,524
    Environmental....................................................                    2,649                     2,046
    Transportation...................................................                      307                       323
    Corporate........................................................                   (3,530)                   (3,984)
                                                                                      --------                  --------
     Total...........................................................                 $  2,997                  $  3,909
                                                                                      ========                  ========

 Assets:                                                                        March 31, 2001                December 31, 2000
                                                                                --------------                -----------------
    Minerals.........................................................                 $114,686                  $122,942
    Environmental....................................................                   57,603                    59,258
    Transportation...................................................                    1,995                     1,791
    Corporate........................................................                   69,039                   190,137
                                                                                      --------                  --------
   Total.............................................................                 $243,323                  $374,128
                                                                                      ========                  ========

Note 5:    DERIVATIVES

    From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options, in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures.

     The Company uses variable rate credit facilities to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Management believes it is prudent to limit the variability of a portion of the Company's interest payments. To meet this objective, management has entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreement is in the notional principal amount of $15 million , and expires in September 2002. Under the terms of the agreement, the counterparty financial institution has the option to extend the agreement until September 2004. The interest rate swap agreement changes the variable rate cash flow exposure on a portion of the Company's borrowings under its committed credit facilities to fixed rate cash flows.

      The agreement calls for the Company to make fixed rate payments and to receive variable rate cash flows based on the notional amount. This means the Company may receive funds if the variable rate (LIBOR) increases above the fixed rate, and must pay the other party if LIBOR decreases below the fixed rate during the term of the agreement. Interest rate differentials are paid or received on a quarterly basis.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and for Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. It is the Company's judgement that SFAS No. 133 requires the Company to record the change in value of this agreement in its operating results in the period of change. Accordingly, the Company recognized the fair value of the swap and the option as of January 1, 2001 by recording the cumulative effect of a change in accounting principle in the amount of $182 (net of the related income tax benefit of $115) in the accompanying condensed consolidated statements of operations. The change in the fair value of the swap and option during the period ended March 31, 2001 of $316 has been reflected in operating results for the period.

      In 2000, the Company sold its absorbent polymers segment to BASF AG. Accordingly, the absorbent polymers segment is reported as a discontinued operation in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements have been reclassified to report separately the operating results of the absorbent polymers segment for all periods presented.

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

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         Summary information regarding the operating results of the absorbent polymers segment for the three month period ended March 31, 2000 is as follows:

                                             Three months ended
                                             ------------------
                                               March 31, 2000
                                               --------------
                  Net sales                       $50,610
                  Operating profit                  6,340
                  Income taxes                      1,460
                  Net income                        3,452

Note 7:  LITIGATION

         In 1998, the following claims were filed in Chester, England against certain of the Company's subsidiaries: Adams, et al. v. AMCOL (Holdings) Limited
                                       -----------------------------------------
and Volclay Limited, (AKA Marie Geraldine O'Laughlin, et al.), High Court of
-------------------------------------------------------------
Justice, QB Division, Chester District 1998 A. No. 206; and Anziani, et al. v.
                                                            ------------------
AMCOL (Holdings) Limited and Volclay Limited, High Court of Justice, QB
--------------------------------------------
Division, Chester District 1998 A. No. 365. The claims are for property damage, nuisance and personal injury based on the alleged accidental release of dust from Volclay Limited's facility in Wallasey, England. The claims are being made on behalf of up to 1,600 persons who, at some point during the period from 1965 to the present, resided in the vicinity of the Wallasey, England facility. During the second half of 2000, the Company was informed that its insurance carrier had denied coverage related to this matter and cancelled the applicable insurance policy. The Company intends to vigorously pursue reinstatement of the insurance policy, however, as a matter of prudent accounting practice, the Company accrued the estimated settlement and related legal fees of $6,500 during the fourth quarter of 2000.

           Item 2:  AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 2001 vs. 2000
------------------------------------------

     Net sales for the period decreased by $5.3 million or 7.3%, while gross profit and operating profit decreased $1.7 million or 9.9%, and $0.9 million or 23.3%, respectively. Decreased volume and pricing in the Company's domestic minerals business was the cause for the lower sales, gross profit and operating profit.

     General, selling and administrative expenses decreased $0.5 million, 4.2%, primarily due to reduced corporate costs.

     In January, the Company announced it had reached a decision to sell its European cat litter operations and exit the U.K. cat litter business. In connection with this decision, the Company recognized an asset impairment charge in the fourth quarter of 2000 to write-down the assets related to the U.K. operation to their estimated recoverable amount. The Company categorized the operating activities of the subject businesses, which consisted principally of wind-up activities, as business realignment and other charges (credits) in the first quarter. The net reduction in operating expenses of $0.2 million in the quarter reflects the proceeds realized from the disposal of certain cat litter
assets during the period.   Cat litter operations in the U.K. ceased at the end
of March 2001.

     Investment income of $2.1 million represents earnings on short-term, interest bearing securities. The Company acquired these securities with a portion of the proceeds from the sale of its absorbent polymers segment , and held the investments until the accrued income taxes relating to the sale of that business became due. Approximately $125.5 million in taxes relating to the sale were paid during the first quarter of 2001. The remaining funds may be used to repay outstanding loans under the Company's revolving credit agreement, or for other corporate purposes.

     As a result of implementing the requirements of SFAS No. 133 and SFAS No. 138, the Company recorded a charge to earnings of $0.3 million related to the change in value of an interest rate swap and option agreement during the three months ended March 31, 2001. The change in value was attributed to the reduction in short-term interest rates during the period. The Company also recorded a charge of $0.2 million (net of tax) to recognize the cumulative effect of a change in accounting principle related to accounting for derivative instruments, which represented the value of the interest rate swap and option agreement measured as of January 1, 2001.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

     Net interest expense increased $0.2 million or 39%, from the prior year. This is primarily attributed to the allocation of a portion of interest expense incurred in 2000 to discontinued operations. The portion of the Company's interest expense allocated to discontinued operations for the first quarter of 2000 was $0.9 million.

     The effective income tax rate was 31.7% in 2001 compared to 34.2% in 2000. A tax provision was not required for taxable income generated by the Company's U.K.-based businesses due to utilization of net operating losses carried forward from previous years that related to the U.K. cat litter business. A full valuation allowance was provided against these deferred tax assets at December 31, 2000, as management did not believe the Company would realize the benefits of the net operating loss carryforward generated by its U.K-based businesses.

     Net income decreased $3.0 million or 52%. The 2000 income included $3.5 million of income from discontinued operations related to the absorbent polymers business which was sold to BASF AG in the second quarter of 2000. Diluted earnings per share from continuing operations increased by $0.01 per share or 12.5%, to $0.09. Weighted average number of common and common equivalent shares outstanding increased by 13.8% due to a larger number of "in the money" stock options outstanding as a result of the adjustments made to outstanding options at time of the equity restructuring in June of 2000.

     Following is a brief discussion for each business segment. Shipping revenues and costs for 2000 have been reclassified in the segment information to comply with the requirements of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs".

                                                         Quarter Ended March 31,
                                  --------------------------------------------------------------------
                                      2001                      2000                  2001 vs. 2000
                                  ---------------         -----------------         ------------------
Minerals                                                (Dollars in Thousands)      $ Change  % Change
--------                                                                            --------  --------
Product sales                     $36,249                 $42,208
Shipping revenue                    5,305                   4,958
                                  -------                 -------
Net sales                          41,554   100.0%         47,166     100.0%        ($5,612)     (11.9%)
                                  -------   -----         -------     -----
Cost of  sales - product           29,310                  32,840
Cost of sales - shipping            5,305                   4,958
                                  -------                 -------
Cost of sales                      34,615    83.3%         37,798      80.1%
                                  -------   -----         -------     -----
   Gross profit                     6,939    16.7%          9,368      19.9%        ( 2,429)     (25.9%)
General, selling and
  administrative expenses           3,591     8.6%          3,844       8.1%           (253)      (6.6%)
Business realignment and
  other charges (credits)            (223)   (0.5%)            --        --            (223)        NM
                                  -------   -----         -------     -----
   Operating profit                 3,571     8.6%          5,524      11.8%        ( 1,953)     (35.4%)

     Lower volume in the domestic metal casting products business and lower volume and pricing in the domestic cat litter business contributed to a reduction in net sales from the prior year. The 3.2% reduction in gross profit was caused by higher unit production costs incurred due to the lower volume levels mentioned above. Lower operating expenses in the U.K. minerals operation contributed to the reduction in general, selling and administrative expenses.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

     As previously described, the Company announced in January that it was selling its European cat litter operations and exiting its U.K. cat litter business. The Company categorized the operating activities of the U.K. cat litter business, as business realignment and other charges (credits) in the first quarter of 2001. The reduction in operating expenses shown in this category principally reflects the net proceeds from the disposal of cat litter assets, which more than offset other costs incurred during the quarter. Cat litter operations in the U.K. ceased at the end of March 2001.

                                                                    Quarter Ended March 31,
                                 --------------------------------------------------------------------------------------------
                                             2001                               2000                       2001 vs. 2000
                                 ----------------------------         ----------------------        -------------------------
Environmental                                                         (Dollars in Thousands)        $ Change         % Change
-------------                                                                                       --------         --------
Product sales                          $19,212                        $18,435
Shipping revenue                         1,244                          1,510
                                       -------                        -------
Net sales                               20,456          100.0%         19,945          100.0%            511              2.6%
                                       -------          -----         -------          -----
Cost of  sales - product                11,728                         11,735
Cost of sales - shipping                 1,244                          1,510
                                       -------                        -------
Cost of sales                           12,972           63.4%         13,245           66.4%
                                       -------          -----         -------          -----
   Gross profit                          7,484           36.6%          6,700           33.6%            784             11.7%
General, selling and
  administrative expenses                4,835           23.6%          4,654           23.3%            181              3.9%
                                       -------          -----         -------          -----
   Operating profit                      2,649           13.0%          2,046           10.3%            603             29.5%

          Sales and operating profits increased through growth in the segment's drilling products, building materials and offshore businesses. Improved production efficiencies at the segment's European manufacturing operations contributed to the increase in gross margins. Higher general, selling and administrative expenses were the result of increased operating expenses in the environmental offshore business. Historically, business in this segment is stronger during the second and third quarters of the year.

                                                       Quarter Ended March 31,
                               -------------------------------------------------------------------
                                      2001                      2000               2001 vs. 2000
                               ----------------          ----------------         ----------------
Transportation                                        (Dollars in Thousands) $ Change     % Change
--------------                                                               --------     --------
Net sales                         $7,562  100.0%         $7,935     100.0%   ($373)          (4.7%)
Cost of  sales                     6,759   89.4%          7,097      89.4%
                                  ------  -----          ------     -----
   Gross profit                      803   10.6%            838      10.6%     (35)          (4.2)%
General, selling and
  administrative expenses            496    6.6%            515       6.5%     (19)          (3.7)%
                                  ------  -----          ------     -----
   Operating profit                  307    4.0%            323       4.1%     (16)          (5.0)%

     The decrease in net sales and gross profit is primarily due to increased competition and escalating fuel costs, as well as, the loss of sales to the polymer segment compared to the prior year.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                                      Quarter Ended March 31,
                                   ----------------------------------------------------------------------------------------------
                                                2001                              2000                         2001 vs. 2000
                                   ------------------------------        ----------------------           -----------------------
Corporate                                                                (Dollars in Thousands)           $ Change       % Change
---------                                                                                                 --------       --------
Intersegment shipping revenues            ($2,134)                       ($2,269)
Intersegment shipping costs               ( 2,134)                       ( 2,269)
                                         --------                        -------
  Gross profit                                 --                             --
General, selling and
  administrative expenses                   2,205                          2,532                          ($327)            (12.9%)
Nanocomposite product
  development expenses                      1,325                          1,452                          ( 127)             (8.7%)
                                         --------                        -------
   Operating loss                         ( 3,530)                       ( 3,984)                           454              11.4%

     Intersegment shipping revenues and costs were related to services provided by the transportation segment for the minerals and environmental segments. The services were provided at arms-length rates, and billed by the transportation segment to the minerals and environmental segments, who in turn billed their customers. The intersegment shipping sales and costs set forth above reflect the elimination of these intersegment transactions.

     Corporate costs include management information systems, human resources, investor relations and corporate communications, finance, corporate governance costs and research related to developing the nanocomposite technology. Lower general, selling and administrative expenses were due to reduced personnel costs and lower information technology expenses.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, the Company had outstanding debt of $55.6 million (including both long-term and short-term debt) and cash and cash equivalents of $54.7 million compared with $52.4 million in debt and $178.6 million in cash and cash equivalents at December 31, 2000. The substantial reduction in cash and cash equivalents was primarily related to the $125.5 million in tax payments related to the sale of the absorbent polymers segment made in the first quarter of 2001. The long-term debt represented 29.5% of total capitalization at March 31, 2001, compared with 27.6% at December 31, 2000.

     The Company had a current ratio of 3.11-to-1 at March 31, 2001, with approximately $96.0 million in working capital compared with 1.52-to-1 and $91.8 million, respectively, at December 31, 2000. The change in working capital included a decrease in cash and cash equivalents of $123.9 million, a decrease in inventories of $3.0 million and a reduction in current liabilities of $132.4 million. The decrease in cash and accrued liabilities was due to the payment of income taxes related to the gain on the sale of the absorbent polymers business during the first quarter of 2001.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

     During the first quarter of 2001, the Company paid dividends of $0.3 million and acquired property, plant and equipment totaling $1.3 million. During 2001, the Company's board of directors authorized the purchase of $10 million of the Company's common stock. The Company purchased $4.2 million of treasury stock during the first quarter.

     The Company had approximately $79 million in unused, committed credit lines with its five-bank lending consortium at March 31, 2001. Management believes that the credit facilities with the banks, together with funds generated from operations, will be adequate to fund the current capital expenditure and share repurchase programs approved by the board of directors.

Forward-Looking Statements
--------------------------

     Certain statements made from time-to-time by the Company, including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to the actual growth in the Company's various markets, utilization of the Company's plants, competition in our business segments, operating costs, weather, currency exchange rates, currency devaluations, delays in development, production and marketing of new products, integration of acquired businesses, and other factors detailed from time-to-time in AMCOL's annual report and other reports filed with the Securities and Exchange Commission.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

     The information required by this item is provided in Footnote 4 "Derivative Financial Instruments and Market Risks" under Item I.

                          PART II - OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  See Index to Exhibits immediately following the signature page.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMCOL INTERNATIONAL CORPORATION



Date:    April 17, 2001            /s/ Lawrence E. Washow
     ----------------------        ---------------------------------------------
                                   Lawrence E. Washow
                                   President and Chief Operating Officer



Date:    April 17, 2001            /s/ Gary L. Castagna
     ----------------------        ---------------------------------------------
                                   Gary L. Castagna
                                   Senior Vice President and Chief Financial
                                   Officer and Principal Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number
------

 3.1      Restated Certificate of Incorporation of the Company (5), as amended
          (10), as amended (16)
 3.2      Bylaws of the Company (10)
 4        Article Four of the Company's Restated Certificate of Incorporation
          (5), as amended (16)
 10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)*
 10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
 10.4     AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
          (2); as amended (6)*
 10.7 Change in Control Agreement dated September 20, 2000, by and between Registrant and Lawrence E. Washow (21)*
 10.8 Change in Control Agreement dated September 22, 2000, by and between Registrant and Peter L. Maul (21)*
 10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)*
 10.10 AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)*
 10.11 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994 (7); First Amendment to Credit Agreement dated September 25, 1995
          (9), Second Amendment to Credit Agreement dated March 28, 1996 (), Third Amendment to Credit Agreement dated September 12, 1996 (11), Fourth Amendment to Credit Agreement dated December 15, 1998 (18) and Fifth Amendment to Credit Agreement dated May 26, 2000 (20)
 10.15    AMCOL International Corporation 1998 Long-Term Incentive Plan (15)*
 10.16 Change in Control Agreement dated September 21, 2000, by and between Registrant and Ryan F. McKendrick (21)*
 10.17 Asset and Stock Purchase Agreement dated November 22, 1999 by and between the Registrant and BASF Aktiengesellschaft (19)
 10.18 Change in Control Agreement dated September 28, 2000, by and between Registrant and Frank B. Wright, Jr. (21)*
 10.19 Change in Control Agreement dated September 22, 2000, by and between Registrant and Gary D. Morrison (21)*
 10.24 Special Retention Agreement dated September 18, 2000, by and between Registrant and Peter L. Maul ** (21)*
 27       Financial Data Schedule

 ** Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

_____________________
 (1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
 (2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
 (3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
 (4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
 (5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
 (6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
 (7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
 (8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
 (9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
 (10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
 (11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
 (13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.

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