Form 10-Q/A
period 2001-06-30
AMCOL INTERNATIONAL CORP
filed 2001-08-15
CIK 813621

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(x)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001
                              --------------------------------------------------
                                      or
( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition  period from_______________to ______________________

Commission file number             0-15661
                      ----------------------------------------------------------

                       AMCOL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                        36-0724340
-----------------------------------------------------       --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

   1500 West Shure Drive, Suite 500, Arlington Heights, Illinois 60004-7803
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

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

Yes  x   No
   -----   -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                           Outstanding at August 9, 2001
--------------------------------              ------------------------------
  (Common stock, $.01 par value)                       28,023,449

                        AMCOL INTERNATIONAL CORPORATION
                                     INDEX

                                                                        Page No.

Part I - Financial Information

Item 1        Financial Statements
              Condensed Consolidated Balance Sheets -
              June 30, 2001 and December 31, 2000                          1

              Condensed Consolidated Statements of Operations -
              six months ended June 30, 2001 and 2000                      2

              Condensed Consolidated Statements of Comprehensive Income -
              six months ended June 30, 2001 and 2000                      4

              Condensed Consolidated Statements of Cash Flows -
              six months ended June 30, 2001 and 2000                      5

              Notes to Condensed Consolidated Financial Statements         6


Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11

Item 3        Quantitative and Qualitative Disclosures About Market Risk  19

Part II - Other Information

Item 4        Submission of Matters to a Vote of Security Holders         20

Item 6        Exhibits and Reports on Form 8-K                            21

                    Part 1 -- Item 1: FINANCIAL INFORMATION
               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS


                                                                            June 30,
                                                                              2001                          December 31,
                                                                           (Unaudited)                         2000
                                                                   --------------------------         -----------------------

Current assets:
         Cash                                                        $               5,531              $           10,057
         Cash Equivalents                                                           44,426                         168,549
         Accounts receivable, net                                                   51,790                          47,387
         Inventories                                                                31,559                          33,385
         Prepaid expenses                                                            6,207                           6,588
         Current deferred tax assets                                                 3,815                           3,821
                                                                   -------------------------          ----------------------
                     Total current assets                                          143,328                         269,787
                                                                   -------------------------          ----------------------
Investments in and advances to joint ventures                                       14,116                          12,672
                                                                   -------------------------          ----------------------
Property, plant, equipment and mineral reserves                                    192,063                         198,521
         Less accumulated depreciation                                             117,377                         118,369
                                                                   -------------------------          ----------------------
                                                                                    74,686                          80,152

Intangible assets                                                                      419                             465
Other long-term assets                                                               9,776                          11,052
                                                                   -------------------------          ----------------------
                                                                     $             242,325              $          374,128
                                                                   =========================          ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Notes payable and current maturities of debt                $                   -              $            1,042
         Accounts payable                                                            8,199                          12,453
         Accrued income taxes                                                        6,714                         135,095
         Accrued liabilities                                                        29,393                          29,349
                                                                   -------------------------          ----------------------
                     Total current liabilities                                      44,306                         177,939
                                                                   -------------------------          ----------------------
Long-term debt                                                                      55,799                          51,334
                                                                   -------------------------          ----------------------
Other long-term obligations                                                         10,086                           9,948
                                                                   -------------------------          ----------------------

Stockholders' equity
         Common stock                                                                  320                             320
         Additional paid-in capital                                                 73,474                          75,536
         Accumulated comprehensive income                                           (4,144)                         (1,495)
         Retained earnings                                                          84,366                          79,336
         Treasury stock                                                            (21,882)                        (18,790)
                                                                   -------------------------          ---------------------
                                                                                   132,134                         134,907
                                                                   -------------------------          ---------------------

                                                                     $             242,325              $          374,128
                                                                   =========================          =====================


                 *Condensed from audited financial statements.
   The accompanying notes are an integral part of these condensed financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                                (In thousands)

                                                      Six months ended June 30,                      Three months ended June 30,
                                                  ---------------------------------               ---------------------------------
                                                     2001                   2000                     2001                   2000
                                                  ---------               ---------               ---------               ---------
CONTINUING OPERATIONS
---------------------
Net sales                                         $ 139,734               $ 149,802               $  72,296               $  77,025
Cost of sales                                       107,521                 115,159                  55,309                  59,288
                                                  ---------               ---------               ---------               ---------
       Gross profit                                  32,213                  34,643                  16,987                  17,737

General, selling and administrative expenses         24,723                  26,068                  12,271                  13,071
Business realignment and other charges (credits)       (223)                      -                       -                       -
                                                  ---------               ---------               ---------               ---------
       Operating profit                               7,713                   8,575                   4,716                   4,666
                                                  ---------               ---------               ---------               ---------
Other income (expense):
   Investment income                                  2,579                   3,084                     429                   3,084
   Change in value of interest rate swap               (401)                      -                     (85)                      -
   Interest expense, net                             (1,638)                 (1,417)                   (825)                   (832)
   Other (expense) income, net                           44                     (51)                    (10)                      -
                                                  ---------               ---------               ---------               ---------
                                                        584                   1,616                    (491)                  2,252
                                                  ---------               ---------               ---------               ---------
   Income from continuing
     operations before income taxes and
     equity in income of joint ventures               8,297                  10,191                   4,225                   6,918
Income taxes                                          2,621                   3,929                   1,329                   2,811
                                                  ---------               ---------               ---------               ---------
   Income from continuing
     operations before equity in
     income of joint ventures                         5,676                   6,262                   2,896                   4,107
   Equity in income of joint ventures                   243                     151                     111                      21
                                                  ---------               ---------               ---------               ---------
   Income from continuing operations                  5,919                   6,413                   3,007                   4,128
                                                  ---------               ---------               ---------               ---------
DISCONTINUED OPERATIONS (Note 6)
--------------------------------
   Income from operations of polymers segment
     (net of income taxes)                                -                   7,766                       -                   4,314
   Gain on disposal of polymers segment (net of
     income taxes of $207,570)                            -                 313,871                       -                 313,871
                                                  ---------               ---------               ---------               ---------
                                                          -                 321,637                       -                 318,185
                                                  ---------               ---------               ---------               ---------
Extraordinary item-loss on early extinguishment
 of debt (net of taxes)                                   -                    (443)                      -                    (443)
Cumulative effect of change in accounting
 principle (net of taxes)                              (182)                      -                       -                       -
                                                  ---------               ---------               ---------               ---------
                                                       (182)                   (443)                      -                    (443)
                                                  ---------               ---------               ---------               ---------
   Net income                                     $   5,737               $ 327,607               $   3,007               $ 321,870
                                                  =========               =========               =========               =========

   The accompanying notes are an integral part of these condensed financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
          (In thousands, except number of shares and per share data)
                                  (continued)

                                                       Six months ended June 30,                   Three months ended June 30,
                                                  ---------------------------------             ---------------------------------
                                                     2001                   2000                   2001                   2000
                                                  ----------             ----------             ----------             ----------
Weighted average common shares                    28,212,303             26,997,866             27,765,386             27,088,225
                                                  ==========             ==========             ==========             ==========
Weighted average common and common
 equivalent shares outstanding                    30,850,945             27,509,216             30,638,342             27,583,451
                                                  ==========             ==========             ==========             ==========
Basic earnings per share
------------------------
Continuing operations                             $     0.21             $     0.24             $     0.11             $     0.15
                                                  ----------             ----------             ----------             ----------
Discontinued operations
   From operations                                $        -             $     0.29             $        -             $     0.16
   Gain on sale                                   $        -             $    11.63             $        -             $    11.59
                                                  ----------             ----------             ----------             ----------
                                                  $        -             $    11.92             $        -             $    11.75
                                                  ----------             ----------             ----------             ----------
Extraordinary item                                $        -             $    (0.02)            $        -             $    (0.02)
                                                  ----------             ----------             ----------             ----------
Cumulative effect of change in accounting
 principle                                        $    (0.01)            $        -             $        -             $        -
                                                  ----------             ----------             ----------             ----------
Total basic earnings per share                    $     0.20             $    12.14             $     0.11             $    11.88
                                                  ==========             ==========             ==========             ==========
Diluted earnings per share
--------------------------
Continuing operations                             $     0.19             $     0.23             $     0.10             $     0.15
Discontinued operations
   From operations                                $        -             $     0.28             $        -             $     0.16
   Gain on sale                                   $        -             $    11.41             $        -             $    11.38
                                                  ----------             ----------             ----------             ----------
                                                  $        -             $    11.69             $        -             $    11.54
                                                  ----------             ----------             ----------             ----------
Extraordinary item                                $        -             $    (0.02)            $        -             $    (0.02)
                                                  ----------             ----------             ----------             ----------
Cumulative effect of change in accounting
 principle                                        $    (0.01)            $        -             $        -             $        -
                                                  ----------             ----------             ----------             ----------
Total diluted earnings per share                  $     0.18             $    11.90             $     0.10             $    11.67
                                                  ==========             ==========             ==========             ==========
Dividends declared per share                      $    0.025             $     0.14             $    0.015             $     0.07
                                                  ==========             ==========             ==========             ==========

   The accompanying notes are an integral part of these condensed financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                (In thousands)

                                                       Six months ended June 30,                   Three months ended June 30,
                                                  ---------------------------------             ---------------------------------
                                                     2001                   2000                   2001                   2000
                                                  ----------             ----------             ----------             ----------
Net income                                        $    5,737             $  327,607             $    3,007             $  321,870
Other comprehensive income:
   Foreign currency translation adjustment            (2,649)                (4,909)                    65                 (4,417)
   Reclassification adjustment for foreign
     currency losses included
     in net income                                         -                  5,146                      -                  5,146
                                                  ----------             ----------             ----------             ----------
Comprehensive income                              $    3,088             $  327,844             $    3,072             $  322,599
                                                  ==========             ==========             ==========             ==========

   The accompanying notes are an integral part of these condensed financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                 Six months ended June 30, 2001
                                                                                 ------------------------------
                                                                                     2001               2000
                                                                                   ---------          ---------
Cash flows from operating activities:
   Income from continuing operations                                               $   5,919          $   6,413
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation, depletion, and amortization                                          8,755              8,898
    Change in value of interest rate swap                                                401                  -
    Other                                                                               (361)               909
    (Increase) in current assets                                                      (2,270)            (1,045)
    Increase/(decrease) in current liabilities                                        (5,156)             2,164
                                                                                   ---------          ---------
    Net cash provided by operating activities of continuing
      operations                                                                       7,288             17,339
                                                                                   ---------          ---------
    Net cash provided by discontinued operations                                           -                665
                                                                                   ---------          ---------
Cash flows from investing activities:
   Acquisition of land, mineral reserves, depreciable
    and intangible assets                                                             (4,453)            (6,732)
   Tax payments related to absorbent polymers segment sale                          (127,435)                 -
   Net proceeds from sale of absorbent polymers segment                                    -            648,815
   Other                                                                              (1,611)               599
                                                                                   ---------          ---------
    Net cash provided by (used in) investing activities                             (133,499)           642,682
                                                                                   ---------          ---------
Cash flows from financing activities:
   Net change in outstanding debt                                                      3,423            (34,359)
   Partial liquidation distribution                                                        -           (384,829)
   Early extinguishment of debt                                                            -               (443)
   Dividends paid                                                                       (707)            (3,776)
   Net treasury stock transactions                                                    (5,154)             5,527
                                                                                   ---------          ---------
    Net cash used in financing activities                                             (2,438)          (417,880)
                                                                                   ---------          ---------
Net increase (decrease) in cash and cash equivalents                                (128,649)           242,806

Cash and cash equivalents at beginning of period                                     178,606              3,954
                                                                                   ---------          ---------
Cash and cash equivalents at end of period                                         $  49,957          $ 246,760
                                                                                   =========          =========
Supplemental disclosure of cash flow information:
Actual cash paid for:
   Interest                                                                        $   1,454          $   3,913
                                                                                   =========          =========
   Income taxes                                                                    $ 130,497          $   9,460
                                                                                   =========          =========

The accompanying notes are an integral part of these condensed financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                (In thousands)

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

     The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

     Certain items in the 2000 condensed consolidated financial statements have been reclassified to comply with the presentation for 2001.

Note 2:  INVENTORIES

     Inventories at June 30, 2001 have been valued using the same methods as at December 31, 2000. The composition of inventories at June 30, 2001 and December 31, 2000, was as follows:

                                                                   June 30, 2001       December 31, 2000
                                                                   -------------       -----------------
Crude stockpile                                                        $12,894              $14,292
Finished goods                                                          10,165               10,952
Other raw material, container and supplies inventories                   8,500                8,141
                                                                       -------              -------
                                                                       $31,559              $33,385
                                                                       =======              =======

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

                                              Six months ended June 30,          Three months ended June 30,
                                            -----------------------------        ----------------------------
                                                2001              2000              2001              2000
                                            -----------        ----------        ----------        ----------
Weighted average common
  shares outstanding - Basic                 28,212,303        26,997,866        27,765,386        27,088,225
Assumed effect of exercise of
 stock options, treasury stock
 method                                       2,638,642           511,350         2,872,956           495,226
                                            -----------        ----------        ----------        ----------
Weighted average common
  shares outstanding - Diluted               30,850,945        27,509,216        30,638,342        27,583,451
                                            ===========        ==========        ==========        ==========

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

      AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     The following summaries set forth certain financial information by business segment as of and for the six months ended June 30, 2001 and 2000.

BUSINESS SEGMENT INFORMATION
                                                 Six Months Ended June 30,
                                         ---------------------------------------
                                                2001                  2000
                                         -----------------     -----------------
Business Segment:
   Revenues:
       Minerals                              $  80,108              $  91,834
       Environmental                            48,540                 46,772
       Transportation                           16,075                 16,532
       Intersegment shipping                    (4,989)                (5,336)
                                             ---------              ---------
           Total                             $ 139,734              $ 149,802
                                             =========              =========

   Operating profit (loss):
       Minerals                              $   7,013              $  10,146
       Environmental                             6,730                  5,366
       Transportation                              669                    729
       Corporate                                (6,699)                (7,666)
                                             ---------              ---------
           Total                             $   7,713              $   8,575
                                             =========              =========

                                           June 30, 2001       December 31, 2000
                                         -----------------     -----------------
   Assets:
       Minerals                              $ 112,411              $ 122,942
       Environmental                            59,312                 59,258
       Transportation                            2,505                  1,791
       Corporate                                68,097                190,137
                                             ---------              ---------
           Total                             $ 242,325              $ 374,128
                                             =========              =========

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

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

      The agreement calls for the Company to make fixed rate payments and to receive variable rate cash flows based on the notional amount. This means the Company will receive funds if the variable rate (LIBOR) increases above the fixed rate, and must pay the other party if LIBOR decreases below the fixed rate during the term of the agreement. Interest rate differentials are paid or received on a quarterly basis.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and for Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. It is the Company's judgement that SFAS No. 133 requires the Company to record the change in value of this agreement in its operating results in the period of change. Accordingly, the Company recognized the fair value of the swap and the option as of January 1, 2001 by recording the cumulative effect of a change in accounting principle in the amount of $182 (net of the related income tax benefit of $115) in the accompanying condensed consolidated statements of operations. The decline in the fair value of the swap and option during the period ended June 30, 2001 of $401 has been reflected in operating results for the period. The Company terminated the interest rate swap agreement in the second quarter of 2001.

Note 6: DISCONTINUED OPERATIONS

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

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

      Summary information regarding the operating results of the absorbent polymers segment for the three and six month period ended June 30, 2000 is as follows:

                     Six months ended June 30*      Three months ended June 30*
                   -----------------------------   -----------------------------
                        2001            2000            2001            2000
                   -------------   -------------   -------------   -------------
Net sales             $      -        $ 86,000        $      -        $ 35,390
Operating profit             -          12,436               -           6,096
Income taxes                 -           3,920               -           1,653
Net income                   -           7,766               -           4,314

*The 2000 information is for five and two months, respectively.

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

In July 2001, the Company settled the dust litigation and the cost was within the reserves previously recorded.

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

Six Months Ended June 30, 2001 vs. 2000
---------------------------------------

     Net sales decreased by $10.1 million or 6.7% for the period. Gross profit decreased $2.4 million or 7.1% while operating profit decreased $0.9 million or 10.1%. The decrease in sales and respective decrease in gross profit and operating profit was caused by lower volume and pricing in the Company's domestic minerals business. General, selling and administrative expenses decreased $1.3 million or 6.0% primarily due to reduced corporate costs.

     In January, the Company announced it had reached a decision to sell its European cat litter operations and exit the U.K. cat litter business. In connection with this decision, the Company recognized an asset impairment charge in the fourth quarter of 2000 to write-down the assets related to the U.K. operation to their estimated recoverable amount. The Company categorized the net operating results of the subject businesses, which consisted principally of wind-up activities, as business realignment and other charges (credits) in the first quarter. The net reduction in operating expenses of $0.2 million in the six months ended June 30, 2001 reflects the proceeds realized from the disposal of certain cat litter assets during the period.

     Investment income earned in both periods represents earnings on short-term, interest bearing securities. The Company acquired these securities with a portion of the proceeds from the sale of its absorbent polymers segment to BASF AG on June 1, 2000. The reduction in investment income of $0.5 million or 16.4% for the six month period reflects lower cash equivalents due to the payment of income taxes in the first quarter of 2001 related to the sale of the absorbent polymer business. The Company may ultimately use the remaining funds to reduce long-term debt.

     As a result of adopting the requirements of SFAS No. 133 and SFAS No. 138, the Company recorded a charge to earnings of $0.4 million before income taxes that related to the change in value of an interest rate swap and option agreement during six months ended June 30, 2001. The change in value was attributed to the reduction in short-term interest rates during the period. The Company also recorded a charge of $0.2 million (net of tax) to recognize the cumulative effect of a change in accounting principle related to accounting for derivative instruments which represented the change in the fair value of the interest rate swap and option agreement through December 31, 2000. The Company terminated the interest rate swap and option agreement in the second quarter of 2001.

     Net interest expense increased $0.2 million or 16.4% from the prior year. This is primarily attributed to the allocation of $1.2 million of interest expense incurred in 2000 to discontinued operations.

     The effective income tax rate was 31.8% in the current year compared to 38.6% in the prior year period. A tax provision was not required for taxable income recognized by the Company's U.K-based businesses due to utilization of tax deductions carried forward from previous years that related to the U.K.

         AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES MANAGEMENT'S
                     DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

cat litter business. In preparation of the Company's financial statements for the year ended December 31, 2000, management did not believe the Company would realize the benefits of future tax deductions generated from the U.K-based businesses. Consequently, a full valuation allowance was provided against deferred tax assets related to operating loss carry forwards generated at the U.K. minerals business. The tax benefit is expected to continue for the duration of the fiscal year.

     Income from continuing operations decreased $0.5 million or 7.7% from the prior year period. Diluted earnings per share from continuing operations decreased $0.04 or 17.4%. Weighted average common and common equivalent shares outstanding increased 12.1% due to a larger number of "in the money" stock options outstanding which resulted from an equity restructuring which took place in June 2000.

     Discontinued operations reflect the income earned from the absorbent polymers segment during the first five months of 2000 as well as the gain on the disposal of this segment. An extraordinary net charge of $0.4 million in 2000 was incurred as a result of early extinguishment of long-term debt.

     Following is a brief discussion for each business segment. Shipping revenues and costs for 2000 have been reclassified in the segment information to comply with the requirements of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs".

MINERALS

                                                           Six Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                        2001                        2000                       2001 vs. 2000
                                              -----------------------      ------------------------       -------------------------
                                                                                                           $ Change        % Change
                                                                                                           --------        --------
Product sales                                 $ 71,580                     $  81,130
Shipping revenue                                 8,528                        10,704
                                              -----------------------      ------------------------
Net sales                                       80,108         100.0%         91,834         100.0%        (11,726)         -12.8%
                                              -----------------------      ------------------------
Cost of sales-product                           57,419                        63,253
Cost of sales-shipping                           8,528                        10,704
                                              -----------------------      ------------------------
Cost of sales                                   65,947          82.3%         73,957          80.5%
                                              -----------------------      ------------------------
   Grosprofit                                   14,161          17.7%         17,877          19.5%         (3,716)         -20.8%
General, selling and
  administrative expense                         7,371           9.2%          7,731           8.4%           (360)          -4.7%
Business realignment and
  other charges (credits)                         (223)         -0.3%              0           0.0%           (223)             NM
                                              -----------------------      ------------------------        --------
   Operating profit                           $  7,013           8.8%       $ 10,146          11.0%         (3,133)         -30.9%

     Net sales declined 12.8% from the prior-year period while operating profits decreased 30.9%. Lower volumes in the domestic minerals business, lower sales in U.S. export shipments and lower sales in the U.K. due to the Company's exit from the cat litter business caused the decrease in sales. Increased unit production costs in the domestic minerals business caused primarily by lower volume levels also reduced gross margins. General, selling and administrative expenses declined due to lower operating expenses in the U.K. as a result of the exit from the cat litter business.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

     As explained above the business realignment credit recognized in the period Reflects the excess of proceeds received from the sale of certain assets related to the U.K. cat litter business over operating costs for the business.

ENVIRONMENTAL                                       Six Months Ended June 30,
                                             ----------------------------------------------------------------------
                                                   2001                    2000                 2001 vs. 2000
                                            -----------------        ----------------      ------------------------
                                                                                           $ Change        % Change
                                                                                           ------------------------
Product sales                                $45,088                  $42,902
Shipping revenue                               3,452                    3,870
                                            -----------------        ----------------
Net sales                                     48,540  100.0%           46,772  100.0%          1,768        3.8%
                                            -----------------        ----------------

Cost of sales-product                         28,743                   27,902
Cost of sales-shipping                         3,452                    3,870
                                            -----------------        ----------------
Cost of sales                                 32,195   66.3%           31,772   67.9%
                                            -----------------        ----------------
 Gross profit                                 16,345   33.7%           15,000   32.1%          1,345        9.0%
General, selling and
administrative expense                         9,615   19.8%            9,634   20.6%            (19)      -0.2%
                                            -----------------        ----------------      ---------
 Operating profit                            $ 6,730   13.9%          $ 5,366   11.5%          1,364       25.4%

     Operating profits improved 25.4% on a net sales increase of 3.8%. Gross margins expanded by 160 basis points primarily due to increased sales of more profitable products at the segment's European unit and lower production costs at that operation. Operating margins expanded due to flat general, selling and administrative expenses.


TRANSPORTATION                                      Six Months Ended June 30,
                                             ----------------------------------------------------------------------
                                                   2001                    2000                 2001 vs. 2000
                                            -----------------        ----------------      ------------------------
                                                                                           $ Change        % Change
                                                                                           ------------------------
Net sales                                    $16,075  100.0%          $16,532  100.0%           (457)      -2.8%
Cost of sales                                 14,368   89.4%           14,766   89.3%
                                            -----------------        ----------------
 Gross profit                                  1,707   10.6%            1,766   10.7%            (59)      -3.3%
General, selling and
administrative expense                         1,038    6.5%            1,037    6.3%              1        0.1%
                                            -----------------        ----------------      ---------
 Operating profit                            $   669    4.2%          $   729    4.4%            (60)      -8.2%

     Lower business levels contributed to a 2.8% decline in sales from the prior-year period. Lower sales and flat general, selling and administrative further reduced operating margins by 8.2%.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

CORPORATE
                                          Six Months Ended June 30,
                                         ----------------------------------------------------------
                                           2001             2000                2001 vs. 2000
                                         --------         --------         ------------------------
                                                                           $ Change        % Change
                                                                           ------------------------
Intersegment shipping revenues           $(4,989)         $(5,336)
Intersegment shipping costs               (4,989)          (5,336)
                                         -------          -------
 Gross profit                                  -                -
General, selling and
administrative expense                     4,285            4,570            (285)          -6.2%
Nanocomposites                             2,414            3,096            (682)         -22.0%

 Operating loss                          $(6,699)         $(7,666)            967           12.6%

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

     A 22% reduction in the nanocomposites business development costs was the primary reason for the overall 12.6% decrease in corporate expenses. General, selling and administrative expenses decreased 6.2% due a decrease in corporate spending programs.

         AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES MANAGEMENT'S
                     DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2001 vs. 2000
-----------------------------------------

     Net sales decreased $4.7 million or 6.1% from the prior-year period, gross profit decreased $0.8 or 4.2% and operating profit increased $0.1 million or 1.0%. Lower sales were the result of a decrease in minerals segment shipments in both the U.S. and overseas markets. Operating profits improved over prior year levels due to decreased general, selling and administrative expenses. A reduction in nanocomposites business development costs was the primary reason for the decrease in general, selling and administrative expenses.

     Investment income decreased $2.7 million or 86.1% from the prior year period. As previously described, investment income is earned on short-term, interest bearing securities that were acquired with a portion of the proceeds from the sale of the absorbent polymers segment on June 1, 2000. The decrease in investment income resulted from the lower amount of securities held in the current year period as income taxes related to the sale of the absorbent polymers segment were paid in the first quarter of 2001.

     The effective tax rate for the period was 31.5% compared to 40.6% in the prior year. The current year rate reflects utilization of tax deductions related to the Company's U.K.-based businesses not previously recognized. Further explanation of this matter is provided in the six month comparison section of the filing.

     Income from continuing operations was $0.10 per diluted share for the period compared to $0.15 per diluted share in the prior year. Weighted average common and common equivalent shares outstanding increased 11.1% primarily due to an equity restructuring executed in June 2000 that increased the number of stock options outstanding.

     On June 1, 2000, the absorbent polymers segment was sold to BASF AG resulting in a net gain of $313.9 million, or $11.38 per diluted share. The results of operations for the polymer segment prior to disposition amounted to $4.3 million, net of taxes, for the 2000 period which equated to $0.16 per diluted share. An extraordinary net charge of $0.4 million, or $0.02 per diluted share was incurred in 2000 for the early extinguishment of long-term debt.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


MINERALS                                   Three Months ended June 30,
                                    ------------------------------------------------------------------------------
                                             2001                     2000                     2001 vs. 2000
                                    -----------------------    ---------------------      -------------------------
                                                                                           $ Change       % Change
                                                                                          --------------------------
Product sales                       $  35,331                  $  38,922
Shipping revenue                        3,223                      5,746
                                    -----------------------    ---------------------
Net sales                              38,554        100.0%       44,668      100.0%         (6,114)        -13.7%
                                    -----------------------    ---------------------
Cost of sales-product                  28,109                     30,413
Cost of sales-shipping                  3,223                      5,746
                                    -----------------------    ---------------------
Cost of sales                          31,332         81.3%       36,159       81.0%
                                    -----------------------    ---------------------
 Gross profit                           7,222         18.7%        8,509       19.0%         (1,287)        -15.1%
General, selling and
administrative expense                  3,780          9.8%        3,887        8.7%           (107)         -2.8%
                                    -----------------------    ---------------------      -----------
 Operating profit                   $   3,442          8.9%    $   4,622       10.3%         (1,180)        -25.5%

     Net sales decreased $6.1 million or 13.7%, gross profit decreased $1.3 million or 15.1% and operating profit decreased $1.2 million or 25.5% from the prior year period. Lower shipments in the domestic metalcasting market, lower export shipments and the exit from the U.K. cat litter business were the primary reasons for the decline in sales. The lower sales combined with relatively flat spending on general, selling and administrative expense reduced operating margins by 140 basis points.

ENVIRONMENTAL                              Three Months ended June 30,
                                    ------------------------------------------------------------------------------
                                             2001                     2000                     2001 vs. 2000
                                    -----------------------    ---------------------      -------------------------
                                                                                           $ Change       % Change
                                                                                          --------------------------
Product sales                       $  25,876                  $  24,467
Shipping revenue                        2,208                      2,360
                                    -----------------------    ---------------------
Net sales                              28,084        100.0%       26,827      100.0%           1,257          4.7%
                                    -----------------------    ---------------------
Cost of sales-product                  17,015                     16,167
Cost of sales-shipping                  2,208                      2,360
                                    -----------------------    ---------------------
Cost of sales                          19,223         68.4%       18,527       69.1%
                                    -----------------------    ---------------------
 Gross profit                           8,861         31.6%        8,300       30.9%             561          6.8%
General, selling and
administrative expense                  4,780         17.0%        4,980       18.6%            (200)        -4.0%
                                    -----------------------    ---------------------      -----------
 Operating profit                       4,081         14.6%        3,320       12.3%             761         22.9%

     Net sales increased $1.3 million or 4.7%, gross profit increased $0.6 million or 6.8% and operating profit increased $0.8 million or 22.9% from the prior year period. Environmental offshore, drilling products and building materials product groups contributed to the increase in net sales. Operating margins expanded by 230 basis points. A decrease in general, selling and administrative expenses at the segment's European operation as well as the increased sales of more profitable products at that business unit contributed to the improved results.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

TRANSPORTATION

                                                          Three Months ended June 30,
                                              -------------------------------------------------------------------------------------
                                                        2001                        2000                       2001 vs. 2000
                                              -----------------------      ------------------------       -------------------------
                                                                                                           $ Change        % Change
                                                                                                           --------        --------
Net sales                                     $  8,513         100.0%       $  8,597         100.0%            (84)          -1.0%
Cost of sales                                    7,609          89.4%          7,669          89.2%
                                              -----------------------      ------------------------
   Gross profit                                    904          10.6%            928          10.8%            (24)          -2.6%
General, selling and
 administrative expense                            542           6.4%            522           6.1%             20            3.8%
                                              -----------------------      ------------------------            ---
   Operating profit                           $    362           4.2%       $    406           4.7%            (44)         -10.8%

     Net sales decreased 1.0% and operating profit decreased 10.8%. Higher fuel costs and increased general, selling and administrative expenses caused the decrease in operating profits.

CORPORATE

                                                          Three Months ended June 30,
                                              -------------------------------------------------------------------------------------
                                                        2001                        2000                       2001 vs. 2000
                                              -----------------------      ------------------------       -------------------------
                                                                                                           $ Change        % Change
                                                                                                           --------        --------
Intersegment shipping revenues                       $  (2,855)                  $  (3,067)
Intersegment shipping costs                             (2,855)                     (3,067)
                                                     ---------                   ---------
   Gross profit                                              -                           -
General, selling and
 administrative expense                                  2,080                       2,038                    42             2.1%
Nanocomposites                                           1,089                       1,644                  (555)          -33.8%
                                                     ---------                   ---------                  ----
   Operating loss                                    $  (3,169)                  $  (3,682)                  513            13.9%

     Expenses related to development of the nanocomposite technology declined by $0.6 million or 33.8% from the prior year period. Lower research and development costs were the main reason for the reduction in expenses.

Liquidity and Capital Resources
-------------------------------

     The Company had working capital of approximately $99 million and a current ratio of 3.23 -to-1 as of June 30, 2001, compared to approximately $91.8 million of working capital and a current ratio of 1.52-to-1 as of December 31, 2000. Cash equivalents significantly influenced the working capital and corresponding current ratio as of June 30, 2001 and December 31, 2000. The December 31, 2000 calculation was also influenced by accrued income taxes related to the sale of the absorbent polymer business. If the cash equivalents were offset by the accrued income taxes and the excess applied to long-term debt, working capital and current ratio would be $55 million and 1.81-to-1, respectively, at June 30, 2001 and $58.4 million and 2.36-to-1 as of December 31, 2000.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

     For the six months ended June 30, 2001, cash provided by operating activities from continuing operations was $7.5 million. Dividends paid to shareholders were $0.7 million, acquired plant and equipment was $4.5 million and income tax payments that related to the sale of the absorbent polymers segment was $127.4 million. During the six months ended of June 30, 2001, the Company purchased approximately 1.47 million shares of its common stock at an average price of $4.05 per share. Approximately $4 million remains in the stock repurchase authorization approved by the Board of Directors in February 2001.

     Outstanding debt (short-term and long-term) as of June 30, 2001 was $55.8 million while cash and cash equivalents totaled $50.0 million compared to $52.4 million of debt and $178.6 million of cash and cash equivalents as of December 31, 2000. The decrease in cash equivalents was attributed to the payment of $127.4 million in 2001 for income taxes related to the gain on the sale of the absorbent polymers segment. The Company estimates that approximately $2.5 million of income taxes related to the sale of the absorbent polymer segment remains to be paid. It is currently the intention of the Company to repay long-term debt with the remaining cash equivalents. Long-term debt represented 29.5% of total capitalization as of June 30, 2001 compared to 27.6% as of December 31, 2000.

     The Company's revolving credit facility of $125 million matures in October 2003. The Company had approximately $75 million in unused, committed credit lines with its five-bank lending consortium at June 30, 2001. Management believes that the credit facilities with the banks, together with funds generated from operations, will be adequate to fund the current capital expenditure and share repurchase programs approved by the board of directors.

Forward-Looking Statements
--------------------------

     Certain statements made from time-to-time by the Company; including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to the actual growth in the Company's various markets, utilization of the Company's plants, competition in our business segments, operating costs, weather, currency exchange rates, currency devaluations, delays in development, production and marketing of new products, integration of acquired businesses, and other factors detailed from time-to-time in AMCOL's annual report and other reports filed with the Securities and Exchange Commission.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

     The information required by this item is provided in Footnote 4 "Derivative Financial Instruments and Market Risks" under Item 1.

PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     (a) The Annual Stockholders Meeting of the Company was held on May 17,
         2001.

     (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matters: each nominee for director was elected by a vote of the Stockholders; and each matter was approved by a vote of the Stockholders as follows:

         1. Election of the below-named Nominees of the Board of Directors of AMCOL International Corporation:

                                            For               Withheld
                                       ------------         ------------
             Arthur Brown               16,131,871             243,389
             Jay D. Proops              16,132,471             242,789
             Paul C. Weaver             16,131,758             243,502
             John Hughes                16,183,361             191,899
             Lawrence E. Washow         16,127,825             247,435

         2.  To amend AMCOL's 1998 Long-Term Incentive Plan

                 For                 Against              Abstain
             ------------         ------------         ------------
              14,924,775            1,411,613             38,872

                          PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  See Index to Exhibits immediately following the signature

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMCOL INTERNATIONAL CORPORATION



Date: August 9, 2001            /s/ Lawrence E. Washow
      ------------------       -------------------------------------------------
                               Lawrence E. Washow
                               President and Chief Operating Officer



Date: August 9, 2001            /s/ Gary L. Castagna
      ------------------       -------------------------------------------------
                               Gary L. Castagna
                               Senior Vice President and Chief Financial Officer
                                       and Principal Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number
-------
 3.1           Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
 3.2           Bylaws of the Company (10)
 4             Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
 10.1          AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
 10.3          Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2,
               1997 (13)
 10.4          AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
 10.7          Change in Control Agreement dated September 20, 2000, by and between Registrant and Lawrence E. Washow
               (21)
 10.8          Change in Control Agreement dated September 22, 2000, by and between Registrant and Peter L. Maul (21)
 10.9          AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
 10.10         AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
 10.11         Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank,
               individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4,
               1994 (7); First Amendment to Credit Agreement dated September 25, 1995 (9), Second Amendment to Credit
               Agreement dated March 28, 1996 (-), Third Amendment to Credit Agreement dated September 12, 1996 (11),
               Fourth Amendment to Credit Agreement dated December 15, 1998 (18) and Fifth Amendment to Credit
               Agreement dated May 26, 2000 (20)
 10.15         AMCOL International Corporation 1998 Long-Term Incentive Plan (15)
 10.16         Change in Control Agreement dated September 21, 2000, by and between Registrant and Ryan F. McKendrick
               (21)
 10.17         Asset and Stock Purchase Agreement dated November 22, 1999 by and between the Registrant and BASF
               Aktiengesellschaft (19)
 10.18         Change in Control Agreement dated September 28, 2000, by and between Registrant and Frank B. Wright, Jr. (21)
 10.19         Change in Control Agreement dated September 22, 2000, by and between Registrant and Gary D. Morrison (21)
 10.24         Special Retention Agreement dated September 18, 2000, by and between Registrant and Peter L. Maul ** (21)
 10.25         Change in Control Agreement dated May 17, 2001, by and between Registrant and Gary L. Castagna.
 **            Portions of these exhibits have been omitted pursuant to a request for confidential treatment.
-------------------
 (1)           Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange
               Commission on July 27, 1987.
 (2)           Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
               Commission for the year ended December 31, 1988.
 (3)           Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
               Commission for the year ended December 31, 1993.
 (4)           Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
               Commission for the year ended December 31, 1992.
 (5)           Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange
               Commission on September 15, 1993.
 (6)           Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
               Commission for the year ended December 31, 1993.
 (7)           Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange
               Commission for the quarter ended September 30, 1994.
 (8)           Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
               Commission for the year ended December 31, 1994.
 (9)           Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange
               Commission for the quarter ended September 30, 1995.
 (10)          Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
               Commission for the year ended December 31, 1995.
 (11)          Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange
               Commission for the year ended December 31, 1996.
 (13)          Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange
               Commission for the quarter ended June 30, 1997.
 (15)          Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and
               Exchange Commission on June 4, 1998.

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