Form 10-Q
period 2001-09-30
AMCOL INTERNATIONAL CORP
filed 2001-11-14
CIK 813621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                               -------------------------------------------------
                                                or

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                 0-15661
                       ---------------------------------------------------------

                         AMCOL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       36-0724340
---------------------------------                     -------------------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                     Identification No.)

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

Yes   x    No _____
    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at November 8, 2001
---------------------------------         --------------------------------------
 (Common stock, $.01 par value)                         28,222,028

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
Part I - Financial Information
------------------------------
         Item 1         Financial Statements
                        Condensed Consolidated Balance Sheets -
                        September 30, 2001 and December 31, 2000                                               1

                        Condensed Consolidated Statements of Operations -
                        nine months ended September 30, 2001 and 2000                                          2

                        Condensed Consolidated Statements of Comprehensive Income -
                        nine months ended September 30, 2001 and 2000                                          4

                        Condensed Consolidated Statements of Cash Flows -
                        nine months ended September 30, 2001 and 2000                                          5

                        Notes to Condensed Consolidated Financial Statements                                   6

         Item 2         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                   11

         Item 3         Quantitative and Qualitative Disclosures About Market Risk                            19

Part II - Other Information
---------------------------

         Item 6         Exhibits and Reports on Form 8-K                                                      20

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     ASSETS

                                                                     September 30,               December 31,
                                                                         2001                       2000*
                                                                     -------------               ------------
                                                                      (Unaudited)
Current assets:
        Cash                                                         $      14,416               $     10,057
        Cash equivalents                                                         -                    168,549
        Accounts receivable, net                                            55,697                     47,387
        Inventories                                                         33,151                     33,385
        Prepaid expenses                                                     5,807                      6,588
        Current deferred tax assets                                          3,851                      3,821
                                                                     -------------               ------------

                Total current assets                                       112,922                    269,787
                                                                     -------------               ------------

Investments in and advances to joint ventures                               12,730                     12,672
                                                                     -------------               ------------

Property, plant, equipment and reserves                                    194,941                    198,521
        Less accumulated depreciation                                      119,546                    118,369
                                                                     -------------               ------------
                                                                            75,395                     80,152

Intangible assets                                                              427                        465
Other long-term assets                                                       9,194                     11,052
                                                                     -------------               ------------

                                                                     $     210,668               $    374,128
                                                                     =============               ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable and current maturities of debt                 $           -               $      1,042
        Accounts payable                                                     7,783                     12,453
        Accrued income taxes                                                 3,984                    135,095
        Accrued liabilities                                                 24,963                     29,349
                                                                     -------------               ------------

                Total current liabilities                                   36,730                    177,939
                                                                     -------------               ------------

Long-term debt                                                              25,594                     51,334
                                                                     -------------               ------------

Other long-term obligations                                                 10,623                      9,948
                                                                     -------------               ------------

Minority interest in subsidiary                                                672                          -
                                                                     -------------               ------------

Stockholders' equity:
        Common stock                                                           320                        320
        Additional paid-in capital                                          71,882                     75,536
        Accumulated other comprehensive income                              (3,297)                    (1,495)
        Retained earnings                                                   88,036                     79,336
        Treasury stock                                                     (19,892)                   (18,790)
                                                                     -------------               ------------
                                                                           137,049                    134,907
                                                                     -------------               ------------

                                                                     $     210,668               $    374,128
                                                                     =============               ============

                 *Condensed from audited financial statements.
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 (In thousands)

                                                                             Nine months ended         Three months ended
                                                                               September 30,             September 30,
                                                                           ----------------------    ----------------------
                                                                             2001         2000         2001         2000
                                                                           ---------    ---------    ---------    ---------
CONTINUING OPERATIONS
Net sales                                                                  $ 215,802    $ 228,002    $  76,068    $  78,200
Cost of sales                                                                165,238      175,180       57,717       60,021
                                                                           ---------    ---------    ---------    ---------

      Gross profit                                                            50,564       52,822       18,351       18,179

General, selling and administrative expenses                                  36,983       39,338       12,260       13,270
Business realignment and other charges (credits)                                (223)       2,440           --        2,440
                                                                           ---------    ---------    ---------    ---------

      Operating profit                                                        13,804       11,044        6,091        2,469
                                                                           ---------    ---------    ---------    ---------
Other income (expense):
      Investment income                                                        2,931        6,717          352        3,633
      Change in value of interest rate swap                                     (401)          --           --           --
      Interest expense, net                                                   (2,233)      (2,426)        (595)      (1,009)
      Other (expense) income, net                                                180         (374)         136         (323)
                                                                           ---------    ---------    ---------    ---------
                                                                                 477        3,917         (107)       2,301
                                                                           ---------    ---------    ---------    ---------
      Income from continuing
           operations before income taxes and
           equity in income of joint ventures                                 14,281       14,961        5,984        4,770
                                                                           ---------    ---------    ---------    ---------
Income taxes                                                                   4,625        5,950        2,004        2,021
                                                                           ---------    ---------    ---------    ---------
      Income from continuing
           operations before equity in
           income of joint ventures                                            9,656        9,011        3,980        2,749
      Equity in income of joint ventures                                         332          333           89          182
      Minority interest in net loss of subsidiary                                 19           --           19           --
                                                                           ---------    ---------    ---------    ---------
      Income from continuing
           operations                                                         10,007        9,344        4,088        2,931
                                                                           ---------    ---------    ---------    ---------
DISCONTINUED OPERATIONS
      Income from operations of polymers segment
           (net of income taxes)                                                  --        7,766           --           --
      Gain on disposal of polymers segment (net of
           income taxes of $207,570)                                              --      314,064           --          193
                                                                           ---------    ---------    ---------    ---------
                                                                                  --      321,830           --          193
                                                                           ---------    ---------    ---------    ---------
OTHER ITEMS
      Extraordinary loss on early extinguishment of
           debt (net of taxes)                                                    --         (443)          --           --
      Cumulative effect of change in accounting principle
           (net of taxes)                                                       (182)          --           --           --
                                                                           ---------    ---------    ---------    ---------
                                                                                (182)        (443)          --           --
                                                                           ---------    ---------    ---------    ---------
           Net income                                                      $   9,825    $ 330,731    $   4,088    $   3,124
                                                                           =========    =========    =========    =========

    The accompanying notes are an integral part of these condensed financial statements

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Nine months ended                  Three months ended
                                                                    September 30,                       September 30,
                                                            -----------------------------      ------------------------------
                                                               2001              2000             2001               2000
                                                            -----------       -----------      -----------        -----------
Weighted average common shares                               28,174,822        27,316,498       28,106,401         27,943,373
                                                            ===========       ===========      ===========        ===========
Weighted average common and common
       equivalent shares outstanding                         30,684,498        29,334,941       30,911,806         30,781,245
                                                            ===========       ===========      ===========        ===========

Basic earnings per share
Continuing operations                                       $      0.36       $      0.34      $      0.15        $      0.10
                                                            -----------       -----------      -----------        -----------
Discontinued operations:
       From operations                                      $         -       $      0.28      $         -        $         -
       Gain on sale                                         $         -       $     11.50      $         -        $      0.01
                                                            -----------       -----------      -----------        -----------
                                                            $         -       $     11.78      $         -        $      0.01
                                                            -----------       -----------      -----------        -----------
Extraordinary items                                         $         -       $     (0.02)     $         -        $         -
                                                            -----------       -----------      -----------        -----------
Cumulative effect of change
       in accounting principle                              $     (0.01)      $         -      $         -        $         -
                                                            -----------       -----------      -----------        -----------
       Total basic earnings per share                       $      0.35       $     12.10      $      0.15        $      0.11
                                                            ===========       ===========      ===========        ===========

Diluted earnings per share
Continuing operations                                       $      0.33       $      0.32      $      0.13        $      0.10
                                                            -----------       -----------      -----------        -----------
Discontinued operations:
       From operations                                      $         -       $      0.26      $         -        $         -
       Gain on sale                                         $         -       $     10.71      $         -        $         -
                                                            -----------       -----------      -----------        -----------
                                                            $         -       $     10.97      $         -        $         -
                                                            -----------       -----------      -----------        -----------
Extraordinary items                                         $         -       $     (0.02)     $         -        $         -
                                                            -----------       -----------      -----------        -----------
Cumulative effect of change
       in accounting principle                              $     (0.01)      $         -      $         -        $         -
                                                            -----------       -----------      -----------        -----------
       Total diluted earnings per share                     $      0.32       $     11.27      $      0.13        $      0.10
                                                            ===========       ===========      ===========        ===========

Dividends declared per share                                $     0.040       $     0.150      $     0.015        $     0.010
                                                            ===========       ===========      ===========        ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS Of COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                 Nine months ended          Three months ended
                                                   September 30,               September 30,
                                              -----------------------      ---------------------
                                                2001          2000           2001         2000
                                              --------      ---------       -------      -------
Net income                                    $  9,825      $ 330,731       $ 4,088      $ 3,124
Other comprehensive income:
    Foreign currency translation
       adjustment                               (1,802)        (5,361)          847         (452)
    Reclassification adjustment for
       foreign currency losses included
       in net income                                 -          5,146             -            -
                                              --------      ---------       -------      -------
Comprehensive income                          $  8,023      $ 330,516       $ 4,935      $ 2,672
                                              ========      =========       =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMCOL INTERNATIONAL CORP. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  (In thousands)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                              2001            2000
                                                                          -------------   ------------
Cash flows from operating activities:
    Income from continuing operations                                     $      10,007   $      9,344
    Adjustments to reconcile income from continuing operations to net cash  provided by operating activities:
         Depreciation, depletion, and amortization                               13,189         15,279
         Change in value of interest rate swap                                      401              -
         Other                                                                    1,613          1,407
         Increase in current assets                                              (7,672)        (3,148)
         Increase (decrease) in current liabilities                             (11,816)         2,599
                                                                          -------------   ------------

         Net cash provided by operating activities of continuing
              operations                                                          5,722         25,481
                                                                          -------------   ------------
         Net cash provided by discontinued operations                                 -            665
                                                                          -------------   ------------
Cash flows from investing activities:
     Acquisition of land, mineral reserves, depreciable
          and intangible assets                                                  (8,732)       (10,769)
     Tax payments related to absorbent polymers segment sale                   (128,351)             -
     Net proceeds from sale of absorbent polymers segment                             -        605,222
     Other                                                                         (830)        (6,889)
                                                                          -------------   ------------
          Net cash provided by (used in) investing activities                  (137,913)       587,564
                                                                          -------------   ------------

 Cash flows from financing activities:
     Net change in outstanding debt                                             (26,782)       (38,075)
     Partial liquidation distribution                                                 -       (384,829)
     Early extinguishment of debt                                                     -           (443)
     Dividends paid                                                              (1,127)        (4,057)
     Net treasury stock transactions                                             (4,090)         6,893
                                                                          -------------   ------------

          Net cash used in financing activities                                 (31,999)      (420,511)
                                                                          -------------   ------------

 Net increase (decrease) in cash and cash equivalents                          (164,190)       193,199

 Cash and cash equivalents at beginning of period                               178,606          3,954
                                                                          -------------   ------------

Cash and cash equivalents at end of period                                $      14,416   $    197,153
                                                                          =============   ============

Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                            $       2,220   $      4,848
                                                                          =============   ============
      Income taxes                                                        $     134,153   $     55,818
                                                                          =============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

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

     The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

     Certain items in the 2000 condensed consolidated financial statements have been reclassified to comply with the presentation for 2001.

Note 2:  INVENTORIES

     Inventories at September 30, 2001 have been valued using the same methods as at December 31, 2000. The composition of inventories at September 30, 2001 and December 31, 2000, was as follows:

------------------------------------------------------------------------------------------
                                                            September 30,    December 31,
                                                                2001            2000
------------------------------------------------------------------------------------------
Crude stockpile                                             $      13,781    $     14,292
------------------------------------------------------------------------------------------
Finished goods                                                      9,943          10,952
------------------------------------------------------------------------------------------
Other raw material, container and supplies inventories              9,427           8,141
                                                            --------------   -------------
------------------------------------------------------------------------------------------
                                                            $      33,151    $     33,385
                                                            ==============   =============
------------------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 3:  EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share were computed by dividing the net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during of each period.

                                                    Nine months ended                     Three months ended
                                                       September 30,                          September 30,
                                           ------------------------------------   -----------------------------------
                                                 2001                2000               2001               2000
                                           ----------------   -----------------   ----------------   ----------------
Weighted average common
     shares outstanding - Basic                  28,174,822          27,316,498         28,106,401         27,943,373
Assumed effect of exercise of stock
     options, treasury stock method               2,509,676           2,018,443          2,805,405          2,837,872
                                           ----------------   -----------------   ----------------   ----------------
Weighted average common
     shares outstanding - Diluted                30,684,498          29,334,941         30,911,806         30,781,245
                                           ================   =================   ================   ================

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The following summaries set forth certain financial information by business segment as of and for the nine months ended September 30, 2001 and 2000.

Business Segment:                              Nine months ended September 30,
                                   -----------------------------------------------------
    Revenues:                               2001                           2000
                                   ------------------------       ----------------------

      Minerals                     $               119,770        $              134,473
      Environmental                                 79,582                        76,794
      Transportation                                24,907                        25,364
      Intersegment shipping                         (8,457)                       (8,629)
                                   ------------------------       ----------------------
           Total                   $               215,802        $              228,002
                                   ========================       ======================

    Operating profit (loss):
      Minerals                     $                10,302                        12,248
      Environmental                                 12,077        $               10,338
      Transportation                                 1,074                         1,125
      Corporate                                     (9,649)                      (12,667)
                                   ------------------------       ----------------------
           Total                   $                13,804        $             $ 11,044
                                   ========================       ======================

    Assets:                           September 30, 2001             December 31, 2000
                                   ------------------------       ----------------------
      Minerals                     $               115,777        $            $ 122,942
      Environmental                                 65,065                        59,258
      Transportation                                 2,290                         1,791
      Corporate                                     27,536                       190,137
                                   ------------------------       ----------------------
           Total                   $               210,668        $            $ 374,128
                                   ========================       ======================

Note 5:  DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options, in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures.

     The Company uses variable rate credit facilities to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Through June 15, 2001 the company was a party to an interest rate swap agreement with a bank in the notional amount of $15 million. The agreement gave the bank an option to extend the term. The interest rate swap agreement changed the variable rate cash flow exposure on a portion of the Company's borrowings under its committed credit facilities to fixed rate cash flows.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The agreement called for the Company to make fixed rate payments and to receive variable rate cash flows based on the notional amount. This means the Company received funds if the variable rate (LIBOR) increased above the fixed rate, and paid the other party if LIBOR decreased below the fixed rate during the term of the agreement. Interest rate differentials were paid or received on a quarterly basis.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and for Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. It is the Company's judgement that SFAS No. 133 requires the Company to record the change in value of this agreement in its operating results in the period of change. Accordingly, the Company recognized the fair value of the swap and the option as of January 1, 2001 by recording the cumulative effect of a change in accounting principle in the amount of $182 (net of the related income tax benefit of $115) in the accompanying condensed consolidated statements of operations. The decline in the fair value of the swap and option during the period through its termination on June 15, 2001 of $401 has been reflected in operating results for the period.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Summary information regarding the operating results of the absorbent polymers segment for the nine month period ended September 30, 2000 is as follows:

-------------------------------------------------------------------------------
                                                      Nine months
-------------------------------------------------------------------------------
                                                        ended
-------------------------------------------------------------------------------
                                                     September 30
-------------------------------------------------------------------------------
                                                         2000
-------------------------------------------------------------------------------
            Net Sales                                 $ 86,000
-------------------------------------------------------------------------------
            Operating Profit                            12,436
-------------------------------------------------------------------------------
            Income taxes                                 3,920
-------------------------------------------------------------------------------
            Net income                                   7,766
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

*The information is for five months.

Note 7:    LITIGATION

     In 1998, the following claims were filed in Chester, England against certain of the Company's subsidiaries: Adams, et al. v. AMCOL (Holdings) Limited
                                       -----------------------------------------
and Volclay Limited, (AKA Marie Geraldine O'Laughlin, et al.), High Court of
-------------------------------------------------------------
Justice, QB Division, Chester District 1998 A. No. 206; and Anziani, et al. v.
                                                            ------------------
AMCOL (Holdings) Limited and Volclay Limited, High Court of Justice, QB
---------------------------------------------
Division, Chester District 1998 A. No. 365. The claims are for property damage, nuisance and personal injury based on the alleged accidental release of dust from Volclay Limited's facility in Wallasey, England. The claims are being made on behalf of up to 1,600 persons who, at some point during the period from 1965 to the present, resided in the vicinity of the Wallasey, England facility. During the second half of 2000, the Company was informed that its insurance carrier had denied coverage related to this matter and cancelled the applicable insurance policy. The Company intends to vigorously pursue reinstatement of the insurance policy, however, as a matter of prudent accounting practice, the Company accrued the estimated settlement and related legal fees of $6,500 during the fourth quarter of 2000.

     In July 2001, the Company settled the dust litigation for a total cost that approximated the reserves previously recorded.

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

Nine Months Ended September 30, 2001 vs. 2000
---------------------------------------------

     Net sales decreased by $12.2 million or 5.4% for the period. Gross profit decreased $2.3 million or 4.3% while operating profit increased $2.8 million or 25.0%. The decrease in sales and gross profit was primarily caused by lower volume and pricing in the Company's domestic minerals business. Sales also decreased by $3.3 million as a result of the exit from the U.K and European cat litter businesses as further explained below.

     Lower general, selling and administrative expenses of $2.4 million or 6.0% and $2.4 million of business realignment charges incurred in the 2000 period were the primary contributors to increased operating profit in the 2001 period. Reduced corporate costs and lower business development expenditures related to the nanocomposites unit were the reason for decreased general, selling and administrative expenses. The business realignment charges incurred in 2000 were comprised of an asset impairment charge of $1.5 million related to the U.K. cat litter operation and $0.9 million in professional fees related to exploration of alternatives to enhance shareholder value.

     In January 2001, the Company announced it had reached a decision to sell its European cat litter operations and exit the U.K. cat litter business. In connection with this decision, the Company recognized an asset impairment charge in the fourth quarter of 2000 to write-down the assets related to the U.K. operation to their estimated recoverable amount. The Company categorized the net operating results of the subject businesses, which consisted principally of wind-up activities, as business realignment and other charges (credits) in the first quarter. The net reduction in operating expenses of $0.2 million in the quarter reflects the proceeds realized from the disposal of certain cat litter assets during the period.

     Investment income earned in both periods represents earnings on short-term, interest bearing securities. The Company acquired these securities with a portion of the proceeds from the sale of its absorbent polymers segment to BASF AG on June 1, 2000. The reduction in investment income of $3.8 million or 56.4% for the nine month period reflects lower cash equivalents owned due to the payment of income taxes in the first quarter of 2001 related to the sale of the absorbent polymers business. The Company also used a portion of the remaining funds to reduce long-term debt during the third quarter of 2001.

     As a result of adopting the requirements of SFAS No. 133 and SFAS No. 138, the Company recorded a charge to earnings of $0.4 million before income taxes that related to the change in value of an interest rate swap and option agreement during nine months ended September 30, 2001. The change in value was attributed to the reduction in short-term interest rates during the period. The Company also recorded a charge of $0.2 million (net of tax) to recognize the cumulative effect of a change in accounting principle related to accounting for derivative instruments which represented the change in the value of the interest rate swap and option agreement through December 31, 2000 measured as of January 1, 2001. The Company terminated the interest rate swap and option agreement in the second quarter of 2001.

     Net interest expense decreased $0.2 million or 8.0% from the prior year. Lower debt levels and interest rates in the current year were the cause for the decreased interest expense.

     The effective income tax rate was 32.4% in the current year compared to 39.8% in the prior year period. A tax provision was not required for taxable income recognized by the Company's U.K-based businesses due to utilization of tax deductions carried forward from previous years that related to the U.K. cat litter business. A tax benefit was not recognized for the $1.5 million asset impairment charge incurred in the 2000 period resulting in an increase in the effective tax rate. In preparation of its financial statements for the year ended December 31, 2000, management did not believe that it was more likely than not that the Company would realize the benefits of these future tax deductions in the U.K. Consequently, a full valuation allowance was provided against deferred tax assets related to these carryforward deductions. The tax benefit is expected to continue for the duration of the fiscal year.

     Income from continuing operations increased $0.7 million or 7.1% from the prior year period. Diluted earnings per share from continuing operations increased $0.01 or 3.1%. Weighted average common and common equivalent shares outstanding for the nine month period increased 4.6% due to a larger number of "in the money" stock options outstanding which resulted from an equity restructuring which took place in June 2000.

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


-------------------------------------------------------------------------------------------------------------
MINERALS                                 Nine months ended September 30,
-------------------------------------------------------------------------------------------------------------
                                    2001                        2000                     2001 vs. 2000
-------------------------------------------------------------------------------------------------------------
                                                                                     $ Change     % Change
-------------------------------------------------------------------------------------------------------------
Product sales                $ 107,117                   $ 119,307
-------------------------------------------------------------------------------------------------------------
Shipping revenue                12,653                      15,166
-------------------------------------------------------------------------------------------------------------
Net sales                      119,770      100.0%         134,473       100.0%        (14,703)      -10.9%
-------------------------------------------------------------------------------------------------------------
Cost of sales-product           85,873                      93,799
-------------------------------------------------------------------------------------------------------------
Cost of sales-shipping          12,653                      15,166
-------------------------------------------------------------------------------------------------------------
Cost of sales                   98,526       82.3%         108,965        81.0%
-------------------------------------------------------------------------------------------------------------
      Gross profit              21,244       17.7%          25,508        19.0%         (4,264)      -16.7%
-------------------------------------------------------------------------------------------------------------
General, selling and
-------------------------------------------------------------------------------------------------------------
  administrative exp.           11,165        9.3%          11,760         8.7%           (595)       -5.1%
-------------------------------------------------------------------------------------------------------------
Business realignment and
-------------------------------------------------------------------------------------------------------------
  other charges                   (223)      -0.2%           1,500         0.0%         (1,723)         NM
-------------------------------------------------------------------------------------------------------------
      Operating profit       $  10,302        8.6%       $  12,248         9.1%         (1,946)      -15.9%
-------------------------------------------------------------------------------------------------------------

         Net sales declined 10.9% from the prior-year period while operating profits decreased 15.9%. Excluding an asset impairment charge related to the U.K cat litter operation in 2000 of $1.5 million, operating profits would have decreased 25.1%. Lower volumes and pricing in the domestic minerals business and the exit from the U.K cat litter business caused the decrease in sales. Increased unit production costs in the domestic minerals business caused primarily by lower volume levels also reduced gross margins by 130 basis points.

         General, selling and administrative expenses declined due to lower operating expenses in the U.K. as a result of the exit from the cat litter business. As previously explained, the business realignment credit recognized in the current year period reflects the excess of proceeds received from the sale of certain assets related to the U.K. cat litter business over operating costs for the business.

---------------------------------------------------------------------------------------------------------------
ENVIRONMENTAL                           Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------
                                         2001                    2000                      2001 vs. 2000
---------------------------------------------------------------------------------------------------------------
                                                                                       $ Change   % Change
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Product sales                           $73,753                $70,177
---------------------------------------------------------------------------------------------------------------
Shipping revenue                          5,829                  6,617
---------------------------------------------------------------------------------------------------------------
Net sales                                79,582       100.0%    76,794         100.0%    2,788           3.6%
---------------------------------------------------------------------------------------------------------------
Cost of sales-product                    47,094                 45,568
---------------------------------------------------------------------------------------------------------------
Cost of sales-shipping                    5,829                  6,617
---------------------------------------------------------------------------------------------------------------
Cost of sales                            52,923        66.5%    52,185          68.0%
---------------------------------------------------------------------------------------------------------------
      Gross profit                       26,659        33.5%    24,609          32.0%    2,050           8.3%
---------------------------------------------------------------------------------------------------------------
General, selling and
---------------------------------------------------------------------------------------------------------------
  administrative exp                     14,582        18.3%    14,271          18.6%      311           2.2%
---------------------------------------------------------------------------------------------------------------
      Operating profit                  $12,077        15.2%   $10,338          13.5%    1,739          16.8%
---------------------------------------------------------------------------------------------------------------

       Operating profits improved 16.8% on a net sales increase of 3.6%. Gross margins expanded by 150 basis points primarily due to increased sales of more profitable products at the segment's European unit and lower production costs at that operation. Operating margins expanded due to flat general, selling and administrative expenses.

---------------------------------------------------------------------------------------------------------------
TRANSPORTATION                          Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------
                                         2001                    2000                      2001 vs. 2000
---------------------------------------------------------------------------------------------------------------
                                                                                       $ Change   % Change
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Net sales                               $24,907       100.0%   $25,364         100.0%     (457)         -1.8%
---------------------------------------------------------------------------------------------------------------
Cost of sales                            22,246        89.3%    22,659          89.3%
---------------------------------------------------------------------------------------------------------------
      Gross profit                        2,661        10.7%     2,705          10.7%      (44)         -1.6%
---------------------------------------------------------------------------------------------------------------
General, selling and
---------------------------------------------------------------------------------------------------------------
  administrative exp.                     1,587         6.4%     1,580           6.2%        7           0.4%
---------------------------------------------------------------------------------------------------------------
      Operating profit                  $ 1,074         4.3%   $ 1,125           4.4%      (51)         -4.5%
---------------------------------------------------------------------------------------------------------------

Lower business levels contributed to a 1.8% decline in sales from the prior-year period. Lower sales and flat general, selling and administrative expenses further reduced operating margins by 4.5%.

---------------------------------------------------------------------------------------------------------------
CORPORATE                                      Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------
                                               2001                    2000              2001 vs. 2000
---------------------------------------------------------------------------------------------------------------
                                                                                     $ Change   % Change
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Intersegment shipping revenues              $ (8,457)              $ (8,629)
---------------------------------------------------------------------------------------------------------------
Intersegment shipping costs                   (8,457)                (8,629)
---------------------------------------------------------------------------------------------------------------
      Gross profit                                --                     --
---------------------------------------------------------------------------------------------------------------
General, selling and
  administrative exp.                          6,123                  6,984              (861)           -12.3%
---------------------------------------------------------------------------------------------------------------
Nanocomposites                                 3,526                  4,743            (1,217)           -25.7%
---------------------------------------------------------------------------------------------------------------
Business realignment and
---------------------------------------------------------------------------------------------------------------
  other charges                                   --                    940              (940)              NM
---------------------------------------------------------------------------------------------------------------
      Operating loss                        $ (9,649)              $(12,667)            3,018             23.8%
---------------------------------------------------------------------------------------------------------------

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

         Total corporate related costs fell 23.8% from the prior year. As previously mentioned in the 2000 period the Company incurred $0.9 million for professional fees related to exploration of alternatives to enhance shareholder value. The Company restructured its nanocomposites business development activities which resulted in a 25.7% reduction in spending from the prior year period. General, selling and administrative expenses decreased 12.3% due a decrease in personnel and legal costs.

Three Months Ended September 30, 2001 vs. 2000
----------------------------------------------

         Net sales decreased $2.1 million or 2.7% from the prior-year period while operating profit increased $3.6 million or 59.5%. Lower sales were the result of a decrease in minerals segment shipments in both the U.S. and overseas markets. Gross margin improved 85 basis points from the prior-year period due to reduced production costs.

         General, selling and administrative expenses decreased 41.0% and were the primary contributor to the 490 basis point increase in operating margin. The prior-year period included an asset impairment charge of $1.5 million related to the U.K. cat litter operation and $0.9 million of professional fees related to exploration of alternatives to enhance shareholder value. Corporate costs, excluding business realignment charges, decreased $1.1 million, or 27.4%, from the prior-year quarter. Lower personnel and legal costs along with a restructuring of business development activities in the Company's nanocomposites unit reduced corporate costs.

         Investment income decreased $3.3 million or 90.3% from the prior year period. As previously described, investment income is earned on short-term, interest bearing securities that were acquired with a portion of the proceeds from the sale of the absorbent polymers segment on June 1, 2000. The decrease in investment income resulted from the lower amount of securities held in the current year period as income taxes related to the sale of the absorbent polymers segment were paid in the first quarter of 2001. The Company utilized the remaining proceeds to reduce long-term debt during the current year quarter.

         Net interest expense decreased $0.4 million, or 41%, from the prior-year quarter. Lower average debt levels and interest rates were the cause for the reduction in interest expense.

         The effective tax rate for the quarter was 33.5% compared to 42.4% in the prior year. The current year rate reflects utilization of tax deductions related to the Company's U.K.-based businesses not previously recognized. Further explanation of this matter is provided in the nine month comparison section of the filing. In the prior year quarter a tax benefit was not recorded in conjunction with the $1.5 million asset impairment charge related to the U.K. operation.

         Income from continuing operations was $0.13 per diluted share, up $.03 or 30%, for the period as compared to the $0.10 per diluted share reported in the prior year. Weighted average common and common equivalent shares outstanding increased 0.4%.

---------------------------------------------------------------------------------------------------------------
MINERALS                                    Quarter ended September 30,
---------------------------------------------------------------------------------------------------------------
                                           2001                      2000                      2001 vs. 2000
---------------------------------------------------------------------------------------------------------------
                                                                                           $ Change   % Change
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Product sales                           $35,537                  $ 38,177
---------------------------------------------------------------------------------------------------------------
Shipping revenue                          4,125                     4,462
---------------------------------------------------------------------------------------------------------------
Net sales                                39,662        100.0%      42,639        100.0%      (2,977)      -7.0%
---------------------------------------------------------------------------------------------------------------
Cost of sales-product                    28,454                    30,546
---------------------------------------------------------------------------------------------------------------
Cost of sales-shipping                    4,125                     4,462
---------------------------------------------------------------------------------------------------------------
Cost of sales                            32,579         82.1%      35,008         82.1%
---------------------------------------------------------------------------------------------------------------
      Gross profit                        7,083         17.9%       7,631         17.9%        (548)      -7.2%
---------------------------------------------------------------------------------------------------------------
General, selling and
---------------------------------------------------------------------------------------------------------------
  administrative exp.                     3,794          9.6%       4,029          9.4%        (235)      -5.8%
---------------------------------------------------------------------------------------------------------------
Business realignment and
---------------------------------------------------------------------------------------------------------------
  other charges                              --          0.0%       1,500           NM       (1,500)        NM
---------------------------------------------------------------------------------------------------------------
      Operating profit                  $ 3,289          8.3%     $ 2,102          4.9%       1,187       56.5%
---------------------------------------------------------------------------------------------------------------

         Lower shipments in the domestic metalcasting market and the exit from the U.K. cat litter business were the primary reasons for the 7.0% decline in sales. Gross margin remained flat despite lower net sales due to as a result of exiting the unprofitable U.K. cat litter business.

         Operating margin improved 340 basis points due to an asset impairment charge of $1.5 million recorded in the 2000 quarter that related to the U.K. mineral operation. Operating margin in the prior year quarter would have been comparable to the current year excluding the effect of the asset impairment charge.

----------------------------------------------------------------------------------------------------------------------------
ENVIRONMENTAL                                    Quarter ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                              2001                         2000                           2001 vs. 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ Change   % Change
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Product sales                              $28,665                      $27,275
----------------------------------------------------------------------------------------------------------------------------
Shipping revenue                             2,377                        2,747
----------------------------------------------------------------------------------------------------------------------------
Net sales                                   31,042           100.0%      30,022          100.0%       1,020            3.4%
----------------------------------------------------------------------------------------------------------------------------
Cost of sales-product                       18,351                       17,666
----------------------------------------------------------------------------------------------------------------------------
Cost of sales-shipping                       2,377                        2,747
----------------------------------------------------------------------------------------------------------------------------
Cost of sales                               20,728            66.8%      20,413           68.0%
----------------------------------------------------------------------------------------------------------------------------
      Gross profit                          10,314            33.2%       9,609           32.0%         705            7.3%
----------------------------------------------------------------------------------------------------------------------------
General, selling and
----------------------------------------------------------------------------------------------------------------------------
  administrative exp.                        4,967            16.0%       4,637           15.4%         330            7.1%
----------------------------------------------------------------------------------------------------------------------------
      Operating profit                       5,347            17.2%       4,972           16.6%         375            7.5%
----------------------------------------------------------------------------------------------------------------------------

         Improved business levels in the European building materials, lining technologies and environmental offshore units contributed to the 3.4% increase in net sales. Gross margin expanded by 120 basis points as a result of improved production efficiencies at the European units.

----------------------------------------------------------------------------------------------------------------------------
TRANSPORTATION
----------------------------------------------------------------------------------------------------------------------------
                                                 Quarter ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                              2001                         2000                           2001 vs. 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ Change   % Change
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net sales                                  $ 8,832           100.0%    $  8,832          100.0%                        0.0%
----------------------------------------------------------------------------------------------------------------------------
Cost of sales                                7,878            89.2%       7,893           89.4%
----------------------------------------------------------------------------------------------------------------------------
      Gross profit                             954            10.8%         939           10.6%          15            1.6%
----------------------------------------------------------------------------------------------------------------------------
General, selling and
----------------------------------------------------------------------------------------------------------------------------
  administrative exp.                          549             6.2%         543            6.1%           6            1.1%
----------------------------------------------------------------------------------------------------------------------------
      Operating profit                     $   405             4.6%    $    396            4.5%           9            2.3%
----------------------------------------------------------------------------------------------------------------------------

         Business levels and profitability in the Company's transportation segment were comparable to the prior year quarter results.


----------------------------------------------------------------------------------------------------------------------------
CORPORATE
----------------------------------------------------------------------------------------------------------------------------
                                                 Quarter ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                              2001                         2000                           2001 vs. 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      $ Change   % Change
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Intersegment shipping revenues             $(3,468)                    $(3,293)
----------------------------------------------------------------------------------------------------------------------------
Intersegment shipping costs                 (3,468)                     (3,293)
----------------------------------------------------------------------------------------------------------------------------
      Gross profit                              --                          --
----------------------------------------------------------------------------------------------------------------------------
General, selling and
----------------------------------------------------------------------------------------------------------------------------
  administrative exp.                        1,838                       2,414                         (576)         -23.9%
----------------------------------------------------------------------------------------------------------------------------
Nanocomposites                               1,112                       1,647                         (535)         -32.5%
----------------------------------------------------------------------------------------------------------------------------
Business realignment and
----------------------------------------------------------------------------------------------------------------------------
  other charges                                 --                         940                         (940)            NM
----------------------------------------------------------------------------------------------------------------------------
      Operating loss                       $(2,950)                    $(5,001)                       2,051           41.0%
----------------------------------------------------------------------------------------------------------------------------

         The prior year quarter included $0.9 million related to professional fees incurred for the purpose of exploring alternatives in enhancing shareholder value. Lower personnel and legal costs contributed to the 23.9% decrease in general, selling and administrative expenses. The Company restructured the nanocomposites unit which resulted in a 32.5% decrease in expenses compared to the prior year quarter.

Liquidity and Capital Resources
-------------------------------

         The Company had working capital of approximately $76.2 million and a current ratio of 3.07-to-1 as of September 30, 2001, compared to approximately $91.8 million of working capital and a current ratio of 1.52-to-1 as of December 31, 2000. Cash equivalents and accrued income taxes related to the sale of the absorbent polymers segment significantly influenced the working capital and corresponding current ratio as of December 31, 2000. If the cash equivalents were offset by the accrued income taxes and the excess applied to long-term debt, working capital would be $58.4 million and the current ratio 2.36-to-1 as of December 31, 2000.

         For the nine months ended September 30, 2001, cash provided by operating activities from continuing operations was $5.7 million compared to $25.5 million for the prior year period. The decrease of $19.8 million from the prior year period was primarily attributed to increased accounts receivable in the Environmental segment, and a decrease in accounts payable and accrued liabilities related the Minerals segment, principally due to the settlement of the dust litigation in the U.K Dividends paid to shareholders were $1.1 million, acquired property, plant and equipment was $8.7 million and income tax payments related to the sale of the absorbent polymers segment were $128.4 million. As of September 30, 2001 the Company purchased approximately 1.74 million shares of its common stock at a total cost of $7.5 million. Approximately $2.5 million remains in the stock repurchase authorization approved by the Board of Directors in February 2001.

         Outstanding debt as of September 30, 2001 was $25.6 million while cash and cash equivalents totaled $14.4 million compared to $52.3 million and $178.6 million as of December 31, 2000, respectively. The decrease in cash equivalents was attributed to the payment of $128.4 million in 2001 for income taxes related to the gain on the sale of the absorbent polymers segment. The Company repaid long-term debt with the remaining cash equivalents during the third quarter of 2001. Long-term debt represented 15.7% of total capitalization as of September 30, 2001 compared to 27.6% as of December 31, 2000.

         The Company's revolving credit facility of $125 million matures in October 2003. As of September 30, 2001 the Company had approximately $108 million in unused, committed credit lines. The credit facilities combined with funds generated from operations are adequate to fund capital expenditures and other investments approved by the board of directors at this time.

New Accounting Pronouncements
-----------------------------

         In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets were issued. In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. Management has adopted SFAS No. 141, which has had no material impact on its condensed consolidated financial statements.

         SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

         SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

Forward-Looking Statements
--------------------------

         Certain statements made from time-to-time by the Company, including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to, the actual growth in the Company's various markets, utilization of the Company's plants, competition in our business segments, operating costs, weather, currency exchange rates, currency devaluations, delays in development, production and marketing of new products, integration of acquired businesses, and other factors detailed from time-to-time in AMCOL's annual report and other reports filed with the Securities and Exchange Commission.

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

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMCOL INTERNATIONAL CORPORATION

Date:     November 8, 2001          /s/ Lawrence E. Washow
     --------------------------    --------------------------------------------------------------
                                   Lawrence E. Washow
                                   President and Chief Operating Officer

Date:     November 8, 2001          /s/ Gary L. Castagna
     --------------------------    --------------------------------------------------------------
                                          Gary L. Castagna
                                          Senior Vice President and Chief Financial Officer
                                                 and Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number
------

  3.1     Restated Certificate of Incorporation of the Company (5), as amended
          (10), as amended (16)
  3.2     Bylaws of the Company (10)
  4       Article Four of the Company's Restated Certificate of Incorporation
          (5), as amended (16)
  10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
  10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
  10.4    AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
          (2); as amended (6)
  10.7 Change in Control Agreement dated September 20, 2000, by and between Registrant and Lawrence E. Washow (21)
  10.8 Change in Control Agreement dated September 22, 2000, by and between Registrant and Peter L. Maul (21)
  10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
  10.10 AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
  10.11 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994 (7); First Amendment to Credit Agreement dated September 25, 1995
          (9), Second Amendment to Credit Agreement dated March 28, 1996 (-), Third Amendment to Credit Agreement dated September 12, 1996 (11), Fourth Amendment to Credit Agreement dated December 15, 1998 (18) and Fifth Amendment to Credit Agreement dated May 26, 2000 (20)
  10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15), as amended (22)
  10.16 Change in Control Agreement dated September 21, 2000, by and between Registrant and Ryan F. McKendrick (21)
  10.17 Asset and Stock Purchase Agreement dated November 22, 1999 by and between the Registrant and BASF Aktiengesellschaft (19)
  10.18 Change in Control Agreement dated September 28, 2000, by and between Registrant and Frank B. Wright, Jr. (21)
  10.19 Change in Control Agreement dated September 22, 2000, by and between Registrant and Gary D. Morrison (21)
  10.24 Special Retention Agreement dated September 18, 2000, by and between Registrant and Peter L. Maul ** (21)
  10.25 Change of Control Agreement dated May 17, 2001, by and between Registrant and Gary Castagna (23)
  ** Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

  _________________________________
  (1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
  (2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
  (3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
  (4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
  (5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
  (6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
  (7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
  (8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
  (9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
  (10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
  (11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
  (13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
  (15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.

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

   (22) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.

   (23) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2001, as amended, filed August 15, 2001."