Form 10-K405
period 2001-12-31
AMCOL INTERNATIONAL CORP
filed 2002-03-27
CIK 813621

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------
                                    FORM 10-K
(Mark one)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.
                                             ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

         The aggregate market value of the $.01 par value Common Stock held by non-affiliates of the registrant on February 28, 2002, based upon the closing sale price on that date as reported in The Wall Street Journal was approximately $137.1 million.

         Registrant had 28,605,033 shares of $.01 par value Common Stock outstanding as of February 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be dated on or before April 9, 2002 are incorporated by reference into Part III hereof.

===============================================================================

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

                                                   Percentage of Sales
                                          -----------------------------------
                                          2001           2000           1999
-----------------------------------------------------------------------------
Minerals                                   52%            55%            52%
Environmental                              36%            33%            37%
Transportation                             12%            12%            11%
                                         -------       -------         ------
                                          100%           100%           100%
                                         =======       =======         ======
-----------------------------------------------------------------------------

         Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of the Company's business segments are set forth in Note 3 of the Company's Notes to Consolidated Financial Statements included elsewhere herein, which Note is incorporated herein by reference.

                             DISCONTINUED OPERATIONS

         In 2001, the Company sold its U.K. metalcasting business to a group comprised in part of former management of the business. Included in the sale were machinery and equipment. The acquirer entered into a license agreement for the right to use trademarks for a period of ten years, and will lease land and buildings from the Company. The Company did not receive any proceeds from the sale. The U.K. metalcasting business was a component entity of the Company's minerals segment.

         In 2000, the Company closed its U.K. cat litter business. Certain assets were sold to various outside parties for $720 thousand. The closure was completed in 2001.

         In 2000, the Company sold its absorbent polymers business to BASF Aktiengesellschaft ("BASF") under the terms of an Asset and Stock Purchase Agreement dated November 22, 1999 (the "Purchase Agreement"), as amended. The Purchase Agreement provided for the transfer to BASF of the following: (i) all of the shares of capital stock of the Company's indirect subsidiaries: Chemdal Corporation and Chemdal Asia Ltd.; and (ii) all other assets of the Company and its designated subsidiaries related primarily to the absorbent polymers business. The total consideration paid to the Company by BASF was $656.5 million. The sale was approved by the Company's shareholders in May 2000 and the transaction closed on June 1, 2000.

         The Company adopted a plan of partial liquidation in connection with the sale of the absorbent polymers business pursuant to which the Company distributed $14.00 per share to its shareholders, which represented a significant portion of the net proceeds from the sale, on June 30, 2000.

                                    MINERALS

         The Company's minerals business is principally conducted through its wholly owned subsidiaries, American Colloid Company in the United States and Canada, Volclay Siam Ltd. in Thailand, Volclay Korea Ltd. in South Korea, Volclay Pty., Ltd. in Australia, and through its joint venture companies, Redhill Volclay Company Ltd. in China, Volclay de Mexico in Mexico, Ashapura Volclay Ltd. in India, Egypt Mining & Drilling Chemicals Co. in Egypt, Volclay DongMing Industrial Minerals Co. in China, and Nissho Iwai Bentonite Company in Japan. The Company also has a 20% equity interest in Ashapura Minechem Ltd., a publicly traded Indian bentonite producer.

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

         The Company's principal bentonite products are marketed under various internationally registered trade names, including VOLCLAY(R), PANTHER CREEK(R), PREMIUM GEL(R) and ADDITROL(R). The Company's cat litter is sold under various trade names and private labels. Trade names include NATURAL SELECT(R), CAREFREE KITTY(R), PREMIUM CHOICE(R), CAT TAILS(R), CATS PAW(R) and PAMPER CAT(R).

PRINCIPAL PRODUCTS AND MARKETS

Durable Goods

         Metalcasting. In the formation of sand molds for metal castings, sand is bonded with bentonite and various other additives to yield desired casting form and surface finish. The Company produces blended mineral binders containing sodium and calcium bentonite, sold under the trade name ADDITROL(R). In addition, several high-performance specialty products are sold to foundries and companies that service foundries.

         Iron Ore Pelletizing. The Company supplies sodium bentonite for use as a pelletizing aid in the production of taconite pellets in North America.

         Well Drilling. Sodium bentonite and leonardite, a form of oxidized lignite mined and processed by the Company in North Dakota, are components of drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties, which facilitate the transport of rock cuttings to the surface during the drilling process. Drilling fluids lubricate the drilling bit and coat the underground formations to prevent hole collapse and drill bit seizing. The Company's primary trademark for this application is PREMIUM GEL(R).

         Other Industrial. The Company produces bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt.

Consumable Goods

         Cat Litter. The Company produces and markets a sodium bentonite-based, scoopable (clumping) cat litter. The Company markets a traditional cat litter to complement its line of scoopable cat litter products to the pet trade sector of the market. The Company's scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Scoopable cat litter has grown to 58% of the U.S. grocery market for cat litter in 2001 from 0.4% in 1989, and to 74% of the mass merchandise market for cat litter from no representation in 1989. The scoopable cat litter products are sold primarily to private label grocery and mass merchandisers, though the Company also sells its own brands to the grocery, pet store and mass markets. The Company's products are marketed under various trade names.

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

SALES AND DISTRIBUTION

         In 2001, the top three customers of the minerals segment were located in North America and accounted for approximately 22% of the segment sales worldwide.

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

COMPETITION

          The Company is one of the largest producers of bentonite products globally. There are at least four other major North American producers of sodium bentonite and at least one other major domestic producer of calcium bentonite. Two of the North American producers are companies primarily in other lines of business with substantially greater financial resources than the Company. There is also substantial global competition. The Company's bentonite operations outside North America compete with more than ten other bentonite producers. Competition, in both the Company's domestic and international markets, is essentially a matter of product quality, price, logistics, service and technical support. With greater attention to market growth opportunities in emerging economic regions, competition among the significant bentonite producers has become quite vigorous.

SEASONALITY

         Although business activities in certain of the industries in which the Company's mineral products are sold, e.g. oil and gas well drilling and construction, are subject to factors such as weather; however the Company does not consider its minerals business, as a whole, to be seasonal.

                                  ENVIRONMENTAL

PRINCIPAL PRODUCTS AND MARKETS

         Through its wholly owned subsidiaries, Colloid Environmental Technologies Company (CETCO) in the United States and Canada, CETCO Korea Ltd., CETCO Poland Sp. z o.o. and CETCO (Europe) Ltd. in the United Kingdom, the Company sells sodium bentonite, products containing sodium bentonite, and other products, services, and equipment for use in environmental and construction applications.

         CETCO sells bentonite and its geosynthetic clay liner products under the BENTOMAT(R) and CLAYMAX(R) trade names for lining and capping landfills and for containment in tank farms, leach pads, waste stabilization lagoons, slurry walls and wetlands reclamation applications.

         The Company's VOLCLAY(R) Waterproofing System is sold to the non-residential construction industry. This line includes VOLTEX(R), a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite. VOLTEX(R) is installed to prevent leakage through underground foundation walls and slabs. The following products round out the principal components of the product line: VOLCLAY PANELS(R), also used for below-grade waterproofing of walls and slabs; WATERSTOP-RX(R), a joint sealant product; and VOLCLAY SWELLTITE(R), a waterproofing membrane for concrete split slabs and plaza areas.

         Bentonite-based flocculants and customized equipment are used to remove emulsified oils and heavy metals from wastewater. Bentonite-based products are formulated to solidify liquid waste for proper disposal in landfills. These products are sold primarily under the SYSTEM-AC(R), RM-10(R) and SORBOND(R) trade names.

         CETCO's environmental offshore services group employs CRUDESORB(R) filtration technology, used primarily on offshore oil production platforms. CETCO employs several technologies to allow platform operators to maintain compliance with regulatory requirements governing discharge of waste generated during oil production. CETCO's filtration technology is marketed with all necessary equipment, proprietary filter media and trained professional service personnel. The Company is also actively involved in providing wastewater treatment solutions to pipeline operators and the cruise line industry to enable operators to meet wastewater discharge requirements.

         CETCO's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling and mineral exploration. The products are used to install monitoring wells and water wells, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY(R) GROUT, BENTOGROUT(R) and VOLCLAY(R) TABLETS are among the trade names for products used in these applications. Horizontal and directional drilling applications utilizing HYDRAUL-EZ(R) represent a new market area for CETCO drilling products.

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

SALES AND DISTRIBUTION

         In 2001, two customers accounted for approximately 13% of the environmental segment sales. CETCO products are sold domestically and internationally. CETCO sells most of its products through independent distributors and commissioned representatives. CETCO employs technically oriented marketing personnel to support its network of distributors and representatives. Offshore customers are primarily major oil companies to which products are sold on a direct basis.

SEASONALITY

         Much of the business in the environmental sector is impacted by weather and soil conditions. Many of the products cannot be applied in harsh weather conditions and, as such, sales and profits tend to be stronger during the period from April through October. As a result, the Company considers this segment to be seasonal.

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

MINERAL RESERVES

         The Company has reserves of sodium and calcium bentonite at various locations throughout North America including Wyoming, South Dakota, Montana and Alabama. The Company, indirectly through its joint venture companies, has access to bentonite deposits in China, Egypt, India and Mexico. At 2001 consumption rates and product mix, the Company estimates its proven reserves of commercially usable sodium bentonite at approximately 30 years. The Company estimates its proven reserves of calcium bentonite at 18 years. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling, or the cost of obtaining physical access would not be material.

         Of the Company's total bentonite reserves in North America, less than 40% are on unpatented mining claims owned or leased by the Company, on which the Company has the right to undertake regular mining activity. To retain possessory rights, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims that it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic, and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

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

         The following table shows a summary of minerals sold by the Company from active mining areas for the last three years in short tons, as well as mineral reserves by major mineral category:

-----------------------------------------------------------------------------------------------------------------------------------
                                     Tons Sold                                                                Mining Claims
    All amounts are in           -------------------                                                   ----------------------------
    thousands of tons             2001   2000   1999    Wet Tons    Assigned   Unassigned   Conversion  Owned  Unpatented  Leased
                                                      of Reserves   Reserves   Reserves     Factor                 **
-----------------------------------------------------------------------------------------------------------------------------------
Sodium Bentonite
  Assigned
-----------------------------------------------------------------------------------------------------------------------------------
    Belle/Colony, SD               876  1,003    920    21,612      21,581           31      76.92%        660     374     20,578
-----------------------------------------------------------------------------------------------------------------------------------
    Upton, WY                      151    142    247     3,517       3,517            -      76.92%          -     693      2,824
-----------------------------------------------------------------------------------------------------------------------------------
    Lovell, WY                     382    226    286    26,301      26,301            -      76.92%     15,496  10,322        483
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSIGNED                 1,409  1,371  1,453    51,430      51,399           31                 16,156  11,389     23,885
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Other/Unassigned
  (SD, WY, MT, NV)                   1      2      -    63,373         256       63,117      76.92%     55,037   3,610      4,726
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER/UNASSIGNED               1      2      -    63,373         256       63,117                 55,037   3,610      4,726
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL SODIUM BENTONITE         1,410  1,373  1,453   114,803      51,655       63,148                 71,193  14,999     28,611
                                 --------------------------------------------------------------------------------------------------
                                                                       45%          55%                    62%     13%        25%
-----------------------------------------------------------------------------------------------------------------------------------
Calcium Bentonite
  Assigned
-----------------------------------------------------------------------------------------------------------------------------------
    Sandy Ridge, AL                145    193    205     3,674       3,674            -      72.70%      1,589       -      2,084
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSIGNED                   145    193    205     3,674       3,674            -                  1,589       -      2,084
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Other/Unassigned                     -      -      -        99           -           99      76.92%          -       -         99
TOTAL OTHER/UNASSIGNED               -      -      -        99           -           99                      -       -         99
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CALCIUM BENTONITE            145    193    205     3,773       3,674           99                  1,589       -      2,183
                                                                       97%           3%                    42%      0%        58%
                                 --------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Leonardite
    Gascoyne, SD                    25     26     22       670         670            -      62.57%          -       -        670
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL LEONARDITE                25     26     22       670         670            -                      -       -        670
                                 --------------------------------------------------------------------------------------------------
                                                                      100%           0%                     0%      0%       100%
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
GRAND TOTALS                     1,580  1,592  1,680   119,246      55,999       63,247                 72,782  14,999     31,464
                                 --------------------------------------------------------------------------------------------------
                                                                       47%          53%                    61%     13%        26%
                                 --------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

         ** Quantity of reserves that would be owned if patent was granted.

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

REGULATION AND ENVIRONMENTAL

         The Company believes it is in material compliance with applicable regulations now in effect for surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 33 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

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

                                 TRANSPORTATION

         The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. Through its transportation operation, the Company is better able to control costs, maintain delivery schedules and assure equipment availability for delivery of its products. The long-haul trucking subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 2001, approximately 34% of the revenues of this segment involve services provided to the Company's domestic minerals and environmental segments.

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

         The Company is focusing its development on the use of bentonite as a functional additive for plastics. The technology consists of dispersing highly purified bentonite of nanometer size (one-billionth of a meter) in plastic resins. Plastic nanocomposites are specially engineered composite materials that exhibit superior mechanical, thermal, barrier and flame-retardant properties with lower densities than conventional composites, resulting in significantly lighter plastic articles. Nanocor has identified commercial applications for Nanomer(R) products in the consumer packaging, engineered products and performance coatings markets. Nanocor has established collaborative relationships with industry leaders in its primary target markets to facilitate the development and commercial introduction of Nanomer(R) products.

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

         The Company has a nanocomposite production facility in Aberdeen, MS. Sales to date have been insignificant. All costs, in excess of sales, associated with the development, production and sales of nanocomposites are included in corporate costs.

                       FOREIGN OPERATIONS AND EXPORT SALES

         Approximately 17% of the Company's 2001 net sales were to customers in countries other than the United States. To enhance its overseas market penetration, the Company maintains mineral processing plants in the United Kingdom, Australia, Korea and Thailand, as well as a blending plant in Canada. Through joint ventures, the Company also has the capability to process minerals in Egypt, India, Mexico and China. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom, Australia and Thailand, where it is processed and mixed with other clays and distributed throughout Europe, Australia and Southeast Asia. The Company's U.S. bentonite is also shipped in bulk to Japan, where it is sold by the Japanese joint venture. In addition, the Company also maintains a worldwide network of independent dealers, distributors and representatives.

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

                                    EMPLOYEES

         As of December 31, 2001, the Company employed 1,141 persons, 350 of whom were employed outside of the United States. At December 31, 2001, there were approximately 680, 382 and 26 persons employed in the Company's minerals, environmental and transportation segments, respectively, along with 53 corporate employees. The corporate employees include personnel engaged in the nanocomposite research and development effort. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 64 of the Company's employees in the United States are represented by five labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

ITEM 2. PROPERTIES

         The Company and its subsidiaries operate the following plants, mines and other facilities, all of which are owned, except as noted:

----------------------------------------------------------------------------------------------------------------
LOCATION                                  PRINCIPAL FUNCTION
----------------------------------------------------------------------------------------------------------------
MINERALS
----------------------------------------------------------------------------------------------------------------
Albion, MI /(1)/                          Blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
Belle Fourche, SD                         Mine and process sodium bentonite
----------------------------------------------------------------------------------------------------------------
Butler, GA                                Blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
Chattanooga, TN                           Blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
Colony, WY (two plants)                   Mine and process sodium bentonite, package cat litter
----------------------------------------------------------------------------------------------------------------
Columbus, OH /(1)/                        Blend ADDITROL(R); process chromite sand
----------------------------------------------------------------------------------------------------------------
Gascoyne, ND                              Mine and process leonardite
----------------------------------------------------------------------------------------------------------------
Granite City, IL /(1)/                    Package cat litter; process chromite sand
----------------------------------------------------------------------------------------------------------------
Letohatchee, AL                           Package and load calcium bentonite
----------------------------------------------------------------------------------------------------------------
Lovell, WY /(3)/                          Mine and process sodium bentonite
----------------------------------------------------------------------------------------------------------------
Lufkin, TX                                Blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
Neenah, WI                                Blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
Paris, TN                                 Package cat litter
----------------------------------------------------------------------------------------------------------------
Sandy Ridge, AL                           Mine and process calcium bentonite; blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
Toronto, Ontario, Canada /(3)/            Blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
Troy, IN                                  Blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
Upton, WY                                 Mine and process sodium bentonite, package cat litter
----------------------------------------------------------------------------------------------------------------
Waterloo, IA                              Blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
York, PA                                  Blend ADDITROL(R); package cat litter
----------------------------------------------------------------------------------------------------------------
Beijing, China                            Sales Office
----------------------------------------------------------------------------------------------------------------
Birkenhead, Merseyside, U.K. /(2)//(3)/   Manufacture Bentomat(R) geosynthetic clay liner; research laboratory;
                                          headquarters for CETCO (Europe) Ltd.
----------------------------------------------------------------------------------------------------------------
Chao Yang, LiaoNing, China                Mine and process calcium bentonite
----------------------------------------------------------------------------------------------------------------
Geelong, Victoria, Australia /(1)//(3)/   Process bentonite; blend ADDITROL(R)
----------------------------------------------------------------------------------------------------------------
Kyung-Buk, South Korea                    Mine and process bentonite
----------------------------------------------------------------------------------------------------------------
Rayong, Thailand                          Process bentonite
----------------------------------------------------------------------------------------------------------------
ENVIRONMENTAL
----------------------------------------------------------------------------------------------------------------
Broussard, LA                             Environmental Offshore operations and distribution
----------------------------------------------------------------------------------------------------------------
Fairmount, GA                             Manufacture Bentomat(R) and Claymax(R) geosynthetic clay liners
----------------------------------------------------------------------------------------------------------------
Houston, TX /(1)/                         Environmental Offshore sales
----------------------------------------------------------------------------------------------------------------
Lovell, WY /(3)/                          Manufacture Bentomat(R) and Claymax(R) geosynthetic clay liners
----------------------------------------------------------------------------------------------------------------
New Orleans, LA /(1)/                     Environmental Offshore sales
----------------------------------------------------------------------------------------------------------------
Villa Rica, GA                            Manufacture components for geosynthetic clay liners
----------------------------------------------------------------------------------------------------------------
Birkenhead, Merseyside, U.K. /(2)//(3)/   Manufacture Bentomat(R) geosynthetic clay liner; research laboratory;
                                          headquarters for CETCO (Europe) Ltd.
----------------------------------------------------------------------------------------------------------------
Copenhagen, Denmark (1)                   Sales and distribution for CETCO (Europe) Ltd.
----------------------------------------------------------------------------------------------------------------
Geelong, Victoria, Australia /(1)//(3)/   Sales and distribution for CETCO products
----------------------------------------------------------------------------------------------------------------
Paris, France /(1)/                       Sales and distribution for CETCO (Europe) Ltd.
----------------------------------------------------------------------------------------------------------------
Seoul, South Korea /(1)/                  Sales and distribution for CETCO Korea Ltd.
----------------------------------------------------------------------------------------------------------------
Singapore /(1)/                           Sales and distribution for CETCO Environmental Technologies Pte Ltd.
----------------------------------------------------------------------------------------------------------------
Szczytno, Poland                          Manufacture Bentomat(R) and Claymax(R) geosynthetic clay liners
----------------------------------------------------------------------------------------------------------------
Tanager, Norway /(1)/                     Sales and distribution for CETCO (Europe) Ltd.
----------------------------------------------------------------------------------------------------------------
Toronto, Ontario, Canada /(3)/            Sales and distribution for CETCO Canada Ltd.
----------------------------------------------------------------------------------------------------------------
TRANSPORTATION
----------------------------------------------------------------------------------------------------------------
Scottsbluff, NE                           Transportation headquarters and terminal
----------------------------------------------------------------------------------------------------------------
CORPORATE
----------------------------------------------------------------------------------------------------------------
Arlington Heights, IL /(1)/               Corporate headquarters; CETCO headquarters; American Colloid Company headquarters; Nanocor, Inc. headquarters; research laboratory
Aberdeen, MS                              Process purified bentonite (Nanocor, Inc.)
----------------------------------------------------------------------------------------------------------------

/(1)/ Leased
/(2)/ Certain offices and facilities are leased.
/(3)/ Shared facilities between minerals and environmental segment.

ITEM 3. LEGAL PROCEEDINGS

         In 1998, serveral claims were filed in Chester, England against certain of the Company's subsidiaries. The claims alleged property damage, nuisance and personal injury based on the accidental release of dust from Volclay Limited's facility in Wallasey, England. The claims are were made on behalf of up to 1,600 persons who, at some point during the period since 1965 resided in the vicinity of the Wallasey, England facility. In July 2001, the Company materially settled this litigation, for a total cost of $6.5 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                        EXECUTIVE OFFICERS OF REGISTRANT

===================================================================================================================================
NAME                 AGE PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
===================================================================================================================================
Gary L. Castagna     40  Senior Vice President and Chief Financial Officer of the Company since February 2001; prior thereto, a consultant to AMCOL since June 2000; prior thereto, Vice President of the Company and President of Chemdal International Corporation (this business, a former subsidiary of AMCOL, consisted of the absorbent polymers business that was sold to BASF AG in June 2000) since August 1997;
                         prior thereto, Vice President of Finance for Chemdal International Corporation.
                         Since January 2000, Director of M~Wave Incorporated, a manufacturer and distributor of printed circuit boards.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Lloyd F. Love        55  Vice President and Chief Information Officer of the Company since July 1999;
                         prior thereto, Chief Information Officer of Baxter Credit Union since 1997; prior thereto, Vice President, Information Services of Caremark International since
                         1992 (acquired by MedPartners in mid-1996).
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Peter L. Maul        52  Vice President of the Company since 1993 and President of Nanocor, Inc. since 1995.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Ryan F. McKendrick   50  Vice President of the Company and President of Colloid Environmental
                         Technologies Company since November 1998; prior thereto, Vice President of
                         Colloid Environmental Technologies Company since 1994.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Gary Morrison        46  Vice President of the Company and President of American Colloid Company
                         since February 2000; prior thereto, Executive Vice President of American Colloid
                         Company since 1998; prior thereto, Vice President of American Colloid
                         Company since 1994.
===================================================================================================================================

                                                                                                                       Continued...

===================================================================================================================================
NAME                  AGE  PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
===================================================================================================================================
Clarence O. Redman     59  Secretary of the Company since 1982. Clarence O. Redman is of counsel to the law firm of
                           Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the Company, since
                           October 1997; prior thereto, an individual and corporate partner and Chief Executive Officer of the law firm of Keck, Mahin & Cate; a Director since 1989.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Lawrence E. Washow     48  Chief Executive Officer since May 2000; President of the Company since May 1998;
                           Chief Operating Officer of the Company since 1997; prior thereto, Senior Vice President of the Company since 1994 and President of Chemdal International Corporation since 1992;
                           a Director since February, 1998.
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Frank B. Wright, Jr.   53  Vice President of the Company and President of Volclay International Corporation; also
                           President of American Colloid Company from August, 1996 to February, 2000; prior thereto,
                           Manager of International Business Development for American Colloid Company since 1995.
                           Mr. Wright has resigned his position, effective April 15, 2002.
===================================================================================================================================

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

-----------------------------------------------------------------------------------------------------------------
                                                                   Stock Price                   Cash Dividends
                                                     ---------------------------------------
                                                          High                 Low             Declared Per Share
=================================================================================================================
                                        1st Quarter  $            5.000  $             3.550  $             0.010
                                        -------------------------------------------------------------------------
                                        2nd Quarter               6.240                3.840                0.015
Fiscal Year Ended December 31, 2001:    -------------------------------------------------------------------------
                                        3rd Quarter               6.700                5.550                0.015
                                        -------------------------------------------------------------------------
                                        4th Quarter               7.200                5.600                0.015
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
                                        1st Quarter  $           16.125  $            13.625  $             0.070
                                        -------------------------------------------------------------------------
                                        2nd Quarter              17.500               12.813                0.070
Fiscal Year Ended December 31, 2000:    -------------------------------------------------------------------------
                                        3rd Quarter               5.375                3.000                0.010
                                        -------------------------------------------------------------------------
                                        4th Quarter               7.375                4.250                0.010
-----------------------------------------------------------------------------------------------------------------

         The Company has paid cash dividends every year for over 64 years. In addition, the Company distributed $14.00 per share to its shareholders on June 30, 2000 in connection with a plan of partial liquidation related to the sale of the absorbent polymers business.

         As of February 22, 2002, there were 3,134 holders of record of the common stock, excluding shares held in street name.

ITEM 6. SELECTED FINANCIAL DATA

         The following is selected financial data for the Company and its subsidiaries for the five years ended December 31, 2001. Per share amounts have been adjusted to reflect a three-for-two stock split in December 1997, effected in the form of a stock dividend.

                                 SUMMARY OF OPERATIONS
                  (In thousands, except ratios and share and per share amounts)

============================================================================================================================
                                                           2001          2000          1999           1998          1997
============================================================================================================================
Operations Data
----------------------------------------------------------------------------------------------------------------------------
Net sales                                              $   275,288   $   284,142   $   296,118    $   292,783   $   283,143
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                66,305        68,398        67,313         64,218        56,081
----------------------------------------------------------------------------------------------------------------------------
General, selling and administrative expenses                47,740        48,071        56,925         50,416        43,688
----------------------------------------------------------------------------------------------------------------------------
Business realignment and other charges                           -         2,357        11,575              -             -
----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                     18,565        17,970        (1,187)        13,802        12,393
----------------------------------------------------------------------------------------------------------------------------
Investment income                                            3,015         9,816             -              -             -
----------------------------------------------------------------------------------------------------------------------------
Change in value of interest rate swap                         (401)            -             -              -             -
----------------------------------------------------------------------------------------------------------------------------
Net interest expense                                        (2,196)       (3,160)       (3,440)        (2,121)       (1,456)
----------------------------------------------------------------------------------------------------------------------------
Net other income (expense)                                     223           594        (1,069)           694           148
----------------------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                        19,206        25,220        (5,696)        12,375        11,085
----------------------------------------------------------------------------------------------------------------------------
Income taxes (benefit)                                       6,155         7,155        (1,815)         3,524         4,127
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from joint ventures                               28           470           448              8             -
----------------------------------------------------------------------------------------------------------------------------
Minority interest in net loss of subsidiary                     59             -             -              -             -
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                    13,138        18,535        (3,433)         8,859         6,958
----------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                           (879)       (8,185)       25,667         13,226        14,087
----------------------------------------------------------------------------------------------------------------------------
Gain on disposal of discontinued operations                  1,154       316,330             -              -             -
----------------------------------------------------------------------------------------------------------------------------
Extraordinary loss on early extinguishment of debt               -          (443)            -              -             -
----------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
   Principle (net of tax)                                     (182)            -             -              -             -
----------------------------------------------------------------------------------------------------------------------------
Net income                                                  13,231       326,237        22,234         22,085        21,044
----------------------------------------------------------------------------------------------------------------------------
Per Share Data
----------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share /(2)/
----------------------------------------------------------------------------------------------------------------------------
   Continuing operations                                      0.47          0.67         (0.13)          0.32          0.25
----------------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                    0.01         11.20          0.96           0.47          0.49
----------------------------------------------------------------------------------------------------------------------------
   Extraordinary loss                                            -         (0.02)            -              -             -
----------------------------------------------------------------------------------------------------------------------------
   Cumulative effect of change in accounting
      principle (net of tax)                                 (0.01)            -             -              -             -
----------------------------------------------------------------------------------------------------------------------------
   Net income                                                 0.47         11.85          0.83           0.79          0.74
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share /(3)/
----------------------------------------------------------------------------------------------------------------------------
   Continuing operations                                      0.43          0.62         (0.12)          0.31          0.24
----------------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                    0.01         10.29          0.94           0.46          0.48
----------------------------------------------------------------------------------------------------------------------------
   Extraordinary loss                                            -         (0.01)            -              -             -
----------------------------------------------------------------------------------------------------------------------------
   Cumulative effect of change in accounting
      principle (net of tax)                                 (0.01)            -             -              -             -
----------------------------------------------------------------------------------------------------------------------------
   Net income                                                 0.43         10.90          0.82           0.78          0.72
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity /(1)/                                    4.98          4.69          6.94           6.44          6.18
----------------------------------------------------------------------------------------------------------------------------
Dividends                                                     0.06          0.16          0.27           0.23          0.21
----------------------------------------------------------------------------------------------------------------------------
Partial liquidation distribution                                 -         14.00             -              -             -
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                Continued...

/(1)/      Based on the number of common shares outstanding at the end of the year.
/(2)/      Based on the weighted average common shares outstanding for the year.
/(3)/ Based on the weighted average common shares outstanding, including common stock equivalents, for the year.

                   (In thousands, except ratios and share and per share amounts)

============================================================================================================================
                                                              2001          2000          1999           1998          1997
============================================================================================================================
Shares Outstanding Data
----------------------------------------------------------------------------------------------------------------------------
End of period                                           28,256,389    28,781,304    26,852,056     26,869,372    28,474,198
----------------------------------------------------------------------------------------------------------------------------
Weighted average for the period-basic                   28,193,234    27,523,157    26,772,569     27,918,391    28,488,527
----------------------------------------------------------------------------------------------------------------------------
Incremental impact of stock options                      2,412,826     2,433,533       426,694        467,469       636,641
----------------------------------------------------------------------------------------------------------------------------
Weighted average for the period-diluted                 30,606,060    29,956,690    27,199,263     28,385,860    29,125,168
----------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
----------------------------------------------------------------------------------------------------------------------------
Current assets                                         $   101,177   $   259,980   $   138,614    $   141,442   $   129,537
----------------------------------------------------------------------------------------------------------------------------
      Cash equivalents included in current assets                -       168,549             -              -             -
----------------------------------------------------------------------------------------------------------------------------
      Net current assets of discontinued
         operations included in current assets                 798             -        47,668         41,859        43,799
----------------------------------------------------------------------------------------------------------------------------
Net property and equipment                                  72,348        74,665        78,911         80,158        81,978
----------------------------------------------------------------------------------------------------------------------------
Long-term assets                                            22,805        31,122       102,164        105,190       113,408
----------------------------------------------------------------------------------------------------------------------------
      Net long-term assets of discontinued
         operations included in long-term assets               311         6,932        87,554         82,958        88,090
----------------------------------------------------------------------------------------------------------------------------
Total assets                                               196,330       365,767       319,689        316,874       324,923
----------------------------------------------------------------------------------------------------------------------------
Current liabilities                                         31,083       169,584        33,557         51,448        45,594
----------------------------------------------------------------------------------------------------------------------------
      Net current liabilities of discontinued
         operations included in current liabilities              -         1,484             -              -             -
----------------------------------------------------------------------------------------------------------------------------
      Accrued income taxes related to sale of
         discontinued operations included in
         current liabilities                                     -       135,095             -              -             -
----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                              13,245        51,334        91,067         93,359        93,187
----------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                 11,275         9,942         7,692          8,869        10,199
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                       140,727       134,907       186,448        172,914       175,943
----------------------------------------------------------------------------------------------------------------------------
Other Statistics for Continuing Operations
----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                          $    17,427   $    17,000   $    19,093    $    17,195   $    16,888
----------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                        14,730        14,975        15,796         23,976        26,549
----------------------------------------------------------------------------------------------------------------------------
Gross profit margin                                           24.1%         24.1%         23.8%          21.9%         19.8%
----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss) margin                                 6.7%          6.3%         (0.4%)          4.7%          4.4%
----------------------------------------------------------------------------------------------------------------------------
Operating profit margin before business
      realignment and other charges                            6.7%          7.2%          3.7%           4.7%          4.4%
----------------------------------------------------------------------------------------------------------------------------
Pretax profit (loss) margin                                    7.0%          8.9%         (1.9%)          4.2%          3.9%
----------------------------------------------------------------------------------------------------------------------------
Effective tax (benefit) rate                                  32.0%         28.4%        (31.9%)         28.5%         37.2%
----------------------------------------------------------------------------------------------------------------------------
Net profit (loss) margin                                       4.8%          6.5%         (1.2%)          3.0%          2.5%
----------------------------------------------------------------------------------------------------------------------------
Return on ending equity                                        9.3%         13.7%         (1.8%)          5.1%          4.0%
----------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations describes relevant aspects of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. As such, the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented are impacted by the Company's accounting policies.

Described here are the critical accounting policies of the Company:

Allowance for doubtful accounts: The allowance for doubtful accounts is based upon historical experience and specific customer collection issues identified by management. A change in a customer's financial position or liquidity can adversely impact collectibility of accounts receivable and future operating results.

Inventories: Inventories are valued at the lower of the actual cost to manufacture or purchase or at their current estimated market value. Management regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based primarily on estimated demand requirements for the next twelve months. In certain businesses of the Company's, such as the domestic cat litter business, packaging changes can occur rapidly which may leave the Company exposed to excess or obsolete inventories. Therefore, while management makes every effort to ensure the accuracy of forecasts of future product demand, significant unanticipated changes in demand can have an impact on the reported value of inventories.

Income Taxes: In preparing the consolidated financial statements management is required to estimate the income tax obligations in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities together with assessing temporary differences arising from differing treatment of items for tax and accounting purposes. The differences result in deferred tax assets and liabilities, which are recorded on our consolidated balance sheets. Management must assess the likelihood that our deferred tax assets will be recovered from future taxable income. A valuation allowance is recorded to the extent management believes that recovery is not likely. Adjustments to the valuation allowance, resulting from changes in assumptions about future taxable income and other factors, may increase or decrease the tax expense included in the consolidated statement of operations.

Long-lived assets: Management evaluates the realizability of long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value over its estimated fair value. Estimating future cash flows from the use and eventual disposition of an asset requires management to make assumptions about future conditions and events. These assumptions have a direct impact on the amounts reported.

Other Valuation Allowances and Accrued Liabilities: Management is required to make estimates and judgments in connection with other accounting policies, including those related to retirement benefits, contingencies and litigation. We base our estimates and judgments related to these matters on actuarially determined estimates in the case of retirement benefits, the nature of the matter and other factors in the case of contingencies and litigation. If management were to use different assumptions in forming these estimates, this could have a material impact on the amounts recorded.

LIQUIDITY AND FINANCIAL RESOURCES

         At December 31, 2001, the Company had outstanding debt of $13.2 and cash and cash equivalents of $10.3 million, compared with $52.4 million of outstanding debt and $176.8 million of cash and cash equivalents at December 31, 2000. Approximately $130 million of the cash equivalents on hand at December 31, 2000 were used to pay income taxes in the first quarter of 2001 that were related to the gain on the sale of the absorbent polymers segment, which was sold on June 1, 2000.

The remaining cash equivalents were primarily used to pay down debt. Long-term debt represented 8.6% of total capitalization at December 31, 2001, compared with 27.6% at December 31, 2000.

         The Company had a current ratio of 3.25-to-1 at December 31, 2001 and working capital of approximately $70.1 million, compared with 1.53-to-1 and $90.4 million, respectively, at December 31, 2000. Excluding cash equivalents of $168.5 million and accrued income taxes of $135.9, which were related to the sale of the absorbent polymers segment, would have resulted in a current ratio of 2.72-to-1 and working capital of $57.8 million at December 31, 2000.

         The following schedule details of the Company's contractual obligations at December 31, 2001:

--------------------------------------------------------------------------------------------------------------------------------
                                                                           Payments due by period
                                          --------------------------------------------------------------------------------------
                                                                  Less
                                               Total             than 1            1-3             4-5             After 5
                                                                  Year            Years           Years             Years
--------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)
--------------------------------------------------------------------------------------------------------------------------------

Long-term debt                              $        13.2     $         -      $        8.2     $         -      $        5.0
Operating leases                                     12.0              2.8              3.7              3.0              2.5
                                           ---------------   --------------   --------------   --------------   --------------
Total contractual cash obligations          $        25.2     $        2.8     $       11.9     $        3.0     $        7.5
                                           ===============   ==============   ==============   ==============   ==============
--------------------------------------------------------------------------------------------------------------------------------

         Long-term debt includes $7.0 million on a revolving credit agreement, which provides for a commitment of $125 million in borrowing capacity and matures on October 31, 2003 with an option to extend for three additional one-year periods. Borrowing rates on the facility can range from 0.25% to 0.75% above the 3-month LIBOR depending upon the capitalization ratios and amount of the credit line used. The facility requires certain covenants to be met including specific amounts of working capital, tangible net worth, and limitations on additional borrowings and guarantees. The Company was in compliance with these covenants at December 31, 2001.

         The Company borrowed $5.0 million under an industrial revenue bond in 2000 to construct a new minerals processing facility in Butler, Georgia. The bond matures in 2015 and is secured by the facility's assets.

         Operating leases relate to noncancelable obligations for railroad cars, truck trailers, computer software, office equipment, certain automobiles, and office and plant facilities.

         Capital expenditures for the year were $14.7 million while dividends paid to common shareholders totaled $1.6 million. The Company repurchased $7.8 million of its common stock in 2001 and received $3.1 in proceeds from the exercise of stock options. Debt repayments totaled $39.1 million. Investing and financing activities were funded by cash flow from operations which was $22.9 million and utilization of excess cash equivalents of approximately $37.0 million.

         In February 2001 the board of directors of the Company authorized a stock repurchase plan. The plan calls for management to purchase $10.0 million of the Company's common stock over a two-year period. Approximately $2.2 million remains in the authorization at December 31, 2001. It is management's intention to fulfill the remaining authorization assuming the utilization of the funds for this purpose provides adequate value to the Company.

         Management believes that the Company has adequate resources to fund planned capital expenditures, dividend payments and anticipated working capital requirements through existing, available committed credit lines, cash on hand and future operating cash flow.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2001

         Net sales declined by $8.9 million, or 3.1%, from 2000 to 2001 and by $12.0 million, or 4.0%, from 1999 to 2000. The 2000 to 2001 sales decrease was primarily attributed to lower volume and pricing in certain domestic minerals businesses. Sales declined from 1999 to 2000 due to the divestiture of certain underperforming environmental segment businesses late in 1999. Gross profit declined by $2.1 million, or 3.1%, from 2000 to 2001 and increased by $1.1 million from 1999 to 2000, or

1.6%. The 2000 to 2001 decrease was commensurate with the sales decrease for the period and the 1999 to 2000 increase was attributed to the divesture of the underperforming environmental segment businesses mentioned previously.

         Operating profits increased by $0.6 million, or 3.3%, from 2000 to 2001. The 2000 period included business realignment charges of $2.4 million consisting of fees paid to professional firms that were enlisted to assist the Company in exploring various options for improving shareholder value. Operating profits for 2000 increased by $7.6 over 1999, after excluding the effect of $11.6 million of asset impairment charges taken in 1999. Again, the improved operating results were principally due to the divestiture in late 1999 of underperforming businesses in the environmental segment.

         Income from joint ventures was $0.4 million less in 2001 than in 2000. The Company recorded a write-down of its investment in a Chinese joint venture in 2001. The write-down reflects projected proceeds from the disposal of this investment which was under negotiation at the end of 2001.

         Income from continuing operations was $13.1 million, or $0.43 per diluted share, and $18.5, or $0.62 per diluted share, in 2001 and 2000, respectively, while the Company incurred a loss from continuing operations of $3.4 million, or $0.12 per diluted share in 1999. Interest income, net of income taxes, added $0.07 and $0.23 per diluted share to earnings in 2001 and 2000, respectively. Interest income was associated with the investment of proceeds from the sale of the absorbent polymers segment. The remaining proceeds from this sale were used to reduce long-term debt in the fourth quarter of 2001 and, therefore, the Company does not expect to realize material investment income in the future. Asset impairment charges related to the underperforming environmental segment businesses referred to previously reduced 1999 earnings by $0.30 per diluted share.

         Weighted average common and common equivalent shares increased by 2.1% from 2000 to 2001 and 10.1% from 1999 to 2000. The increase in 2000 was attributed to additional stock options issued upon completion of an equity restructuring that resulted from the sale of the absorbent polymers segment.

         Discontinued operations reflect the operating results of the U.K. metalcasting and cat litter businesses, which were sold in 2001, and the absorbent polymers segment, which was sold in 2000, for all periods presented. Income from discontinued operations was $0.3 million in 2001, or $0.01 per diluted share and $308.1 million in 2000, or $10.29 per diluted share. No proceeds were received in connection with the sale of the U.K metalcasting business. The acquirer will lease certain land and buildings from the Company and pay a royalty related to a license for use of certain trademarks of the Company. The license agreement has a ten year term and the royalty is based on sales by the acquiring entity. In connection with the sale of the U.K. metalcasting business the Company realized a loss on the disposal of assets of $4.8 million and tax benefit of $6.0 million. The tax benefit is associated with the write-off of the Company's investment in its U.K. minerals subsidiary.

         A charge of $0.01 per diluted share was recorded in 2001 related to the cumulative effect of a change in accounting principle. The charge relates to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." An extraordinary charge of $0.01 per diluted share was recorded in 2000 to reflect costs associated with the early extinguishment of certain debt. Net income for 2001 was $13.2 million compared with $326.2 million in 2000. Income from discontinued operations in 2000 of $308.1 million was the primary reason for the difference.

         A review of sales, gross profit, general, selling and administrative expenses and operating profit by segment follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
         Minerals             -----------------------------------------------------------------------------------------------------
                                        2001                  2000               1999           2001 vs. 2000       2000 vs. 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

Product sales                 $ 133,903     89.3%   $ 146,017     89.3%   $ 142,061     89.8%

Shipping revenue                 16,042     10.7%      17,457     10.7%      16,197     10.2%
                             -----------  -------  -----------  -------  -----------  -------
Net sales                       149,945    100.0%     163,474    100.0%     158,258    100.0%   (13,529)    (8.3%)   5,216     3.3%
                             -----------  -------  -----------  -------  -----------  -------
Cost of sales - product         106,314     70.9%     112,141     68.6%     108,478     68.5%

Cost of sales - shipping         16,042     10.7%      17,457     10.7%      16,197     10.2%
                             -----------  -------  -----------  -------  -----------  -------
Cost of sales                   122,356     81.6%     129,598     79.3%     124,675     78.8%
                             -----------  -------  -----------  -------  -----------  -------
   Gross profit                  27,589     18.4%      33,876     20.7%      33,583     21.2%    (6,287)   (18.6%)     293     0.9%

General, selling and

      administrative expenses    12,892      8.6%      12,580      7.7%      13,403      8.5%       312      2.5%     (823)  (6.1%)
                             -----------  -------  -----------  -------  -----------  -------
   Operating profit              14,697      9.8%      21,296     13.0%      20,180     12.8%    (6,599)   (31.0%)   1,116     5.5%
-----------------------------------------------------------------------------------------------------------------------------------

         In the first quarter of 2001 the Company completed its planned exit from the U.K. cat litter business and the sale of its European cat litter business. On December 31, 2001, the Company completed the sale of its U.K. metalcasting business. The discussion of the mineral segment results excludes the U.K. cat litter and metalcasting businesses as they have been classified as discontinued operations for all periods reported.

         Sales declined 8.3% from 2000 to 2001 primarily from lower sales and volume levels in the domestic metalcasting and cat litter businesses. The cat litter business also experienced lower pricing in the second half of 2001. Sales increased by 3.3% from 1999 to 2000 through growth in the segment's international units and increased shipping revenues generated in the U.S. export business.

         Lower volume levels in the domestic metalcasting and cat litter businesses caused the 2001 gross margin and operating margin to declined by 230 and 320 basis points, respectively, from 2000 results. Gross margin declined by 50 basis points from 1999 to 2000 due to a greater amount of shipping revenues which do not generate profit. Lower personnel costs in the segment's domestic minerals businesses contributed to the increase in 2000 operating profit over 1999 results.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Year Ended December 31,
         Environmental        -----------------------------------------------------------------------------------------------------
                                        2001                  2000              1999             2001 vs. 2000       2000 vs. 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Product sales                 $  96,046      92.6%   $ 89,315     91.1%   $ 105,842     92.1%

Shipping revenue                  7,720       7.4%      8,695      8.9%       9,056      7.9%
                             -----------   -------  ----------  -------  -----------  -------
Net sales                       103,766     100.0%     98,010    100.0%     114,898    100.0%    5,756    5.9%    (16,888)  (14.7%)
                             -----------   -------  ----------  -------  -----------  -------
Cost of sales - product          60,850      58.6%     58,385     59.6%      75,873     66.0%

Cost of sales - shipping          7,720       7.4%      8,695      8.9%       9,056      7.9%
                             -----------   -------  ----------  -------  -----------  -------
Cost of sales                    68,570      66.1%     67,080     68.5%      84,929     73.9%

   Gross profit                  35,196      33.9%     30,930     31.6%      29,969     26.1%    4,266    13.8%       961     3.2%

General, selling and
                                 20,042      19.3%     19,336     19.7%      25,980     22.6%      706     3.7%    (6,644)  -25.6%
      administrative expenses

Business realignment and

      other charges                   -       0.0%          -      0.0%      11,575     10.1%        -     0.0%   (11,575)  NM

   Operating profit (loss)       15,154      14.6%     11,594     11.8%      (7,586)    -6.6%    3,560    30.7%    19,180  -252.8%
-----------------------------------------------------------------------------------------------------------------------------------

         Sales increased 5.9% in 2001 over 2000 primarily due to growth in the offshore services and European business units, while sales declined by 14.7% in 2000 from 1999 due to the sale of certain underperforming businesses at the end of 1999. Gross margins expanded by 230 basis points in 2001 from 2000 due to increased sales of more profitable products in the European business as well as lower production costs at that operation.

         Sale of the aforementioned underperforming businesses led to a 550 basis point increase in gross margins from 2000 as compared to 1999 and contributed approximately $6.0 million to the reduction in general, selling and administrative expenses for the period. The segment also restructured its domestic operations which also caused reduced operating expenses in 2000.

         During 1999, the Company sold or closed operations that incurred more than $5.5 million in operating losses in that year. In the process of evaluating its ongoing business operation, the Company wrote down the carrying values of certain intangible and fixed assets by approximately $11.6 million. This charge included $2.1 million related to the January 2000 sale of the Company's Norwegian business. The remainder of the write down was largely related to goodwill not expected to be recovered by future cash flows.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Year Ended December 31,
         Transportation       -----------------------------------------------------------------------------------------------------
                                    2001                   2000                  1999           2001 vs. 2000       2000 vs. 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                  $  33,133    100.0%    $  34,036    100.0%    $  34,632   100.0%   $  (903)   (2.7%)   $  (596)   (1.7%)

Cost of sales                 29,613     89.4%       30,444     89.4%       30,871    89.1%
                          -----------  -------   -----------  -------   ----------  -------
   Gross profit                3,520     10.6%        3,592     10.6%        3,761    10.9%       (72)   (2.0%)      (169)   (4.5%)
General, selling and

   administrative expenses     2,157      6.5%        2,115      6.2%        2,130     6.2%        42     2.0%        (15)   (0.7%)
                          -----------  -------   -----------  -------   ----------  -------
Operating profit               1,363      4.1%        1,477      4.4%        1,631     4.7%      (114)   (7.7%)      (154)   (9.4%)
-----------------------------------------------------------------------------------------------------------------------------------

         Approximately 34% of the segment's sales involve services provided to the Company's domestic minerals and environmental segments. Lower sales in 2001 were primarily due to reduced business levels with third party customers. The decrease in sales in 2000 from 1999 was due to the loss of the absorbent polymers segment volume following the sale of this segment on June 1, 2000.

         Gross margins for 2001 equaled 2000 as the mix of broker and trucking business was the same in both years. Average fuel costs in 2001 remained flat with 2000 levels. Gross margins decreased by 30 basis points in from 1999 to 2000 due to higher fuel costs.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
         Corporate            -----------------------------------------------------------------------------------------------------
                                        2001             2000           1999           2001 vs. 2000             2000 vs. 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------------

Intersegment shipping sales         $  (11,556)     $  (11,378)     $  (11,670)

Intersegment shipping costs            (11,556)        (11,378)        (11,670)

   Gross profit                              -               -               -
Corporate general, selling

   and administrative expenses           8,020           8,010          10,278          10          0.1%       (2,268)      (22.1%)

Nanocomposite business

   development expenses                  4,629           6,030           5,134      (1,401)       (23.2%)         896        17.5%

Business realignment and

   other charges                             -           2,357               -      (2,357)      (100.0%)       2,357       100.0%

Operating loss                         (12,649)        (16,397)        (15,412)      3,748        (22.9%)        (985)        6.4%

-----------------------------------------------------------------------------------------------------------------------------------

         Intersegment shipping revenues and costs were related to services provided by the transportation segment for certain domestic minerals and environmental segment businesses. The services were provided at arms length rates, and billed by the transportation segment to the minerals and environmental segments, who in turn billed their customers. The intersegment shipping sales and costs in the table above reflect the elimination of these intersegment transactions.

         Corporate costs include management information systems, human resources, investor relations, corporate communications and finance. Additionally, research and operating costs related to the development of the nanocomposite business are included in corporate.

         Corporate administrative expenses were flat in 2001 compared with 2000. Lower incentive compensation and reduced personnel costs reduced corporate administrative expenses from 1999 to 2000.

         The nanocomposite business was restructured in the second quarter of 2001, which resulted lower research costs in 2001 compared with 2000. Higher product development costs led to an increase in the nanocomposite business expenses in 2000 compared to 1999. Management continues to believe its nanocomposite technology has strong commercial potential.

         During 2000, the Company engaged an investment banking firm to help management evaluate various strategic options to enhance shareholder value. The Company engaged in significant discussions involving the disposition of its business, including the sale of certain parts and the potential spin-off of the Nanocor business. In the process, the Company incurred approximately $2.4 million in professional fees. These expenses have been included as a component of business realignment expenses.

INVESTMENT INCOME

         Investment income was earned in 2001 and 2000 as a result of the temporary investment of proceeds received on the sale of the absorbent polymers segment. In 2001, investment income dropped to $0.06 per diluted share compared with $0.20 per diluted share in 2000 as a result of lower average balance of invested funds. The Company paid approximately $130 million in the first quarter in 2001 for income taxes associated with the sale. The remaining invested funds were liquidated in the third quarter and used to pay down long-term debt.

NET INTEREST EXPENSE

         Net expense was $2.2 million, $3.2 million and $3.4 million in 2001, 2000, and 1999, respectively. The decrease in 2001 from 2000 was due to lower average debt levels and interest rates. Lower average debt levels caused the reduction in interest expense 2000 in comparison to 1999.

OTHER INCOME (EXPENSE)

         Other income in 2001 and 2000 of $0.2 million and $0.6 million, respectively, was primarily attributed to gains on the disposal of fixed assets. Foreign exchange transaction losses caused the $1.1 million of other expense in 1999.

INCOME TAXES

         The effective income tax rate for 2001 was 32.1% compared with 28.3% in 2000 and a tax benefit rate of 31.2% in 1999. The rate increased in 2001 from 2000 primarily from lower tax benefits associated with export incentives and higher state income taxes. The tax benefit rate in 1999 was impacted by a nondeductible goodwill write-down.

EARNINGS PER SHARE

         Diluted earnings per share was calculated using the weighted average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common share equivalents. As a result of the equity restructuring following the sale of the absorbent polymers segment, all outstanding unexercised options at June 30, 2000 were adjusted. The value of the options remained the same as before the payment of the partial liquidation dividend, however the number of options increased and the exercise prices were reduced. This resulted in a significantly greater number of common share equivalents during the second half of 2000 and throughout 2001. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately 30.6 million in 2001, 30.0 million in 2000 and 27.2 million in 1999.

         There were 28.2 million shares outstanding, excluding common share equivalents, at December 31, 2001 compared to 28.8 million at December 31, 2000. The 0.5 million share decrease was related to the exercise of stock options net of purchase of treasury shares.

         Diluted income (loss) from continuing operations was $.43, $.62 and ($.12) in 2001, 2000 and 1999, respectively. Special charges and investment income impacted the reported numbers. An analysis detailing the effects of these items on diluted earnings per share from continuing operations appears below:

-----------------------------------------------------------------------------------------------------------
                                                                           Year Ended December 31,
                                                             ----------------------------------------------
                                                                   2001           2000             1999
-----------------------------------------------------------------------------------------------------------

Business realignment and other charges                         $        -     $     (0.05)     $     (0.30)
Investment income                                                    0.06            0.20              -
Income from operations excluding the above                           0.37            0.47             0.18
                                                              ------------   -------------    -------------
      Diluted income (loss) from continuing operations         $     0.43     $      0.62      $     (0.12)
-----------------------------------------------------------------------------------------------------------

         In 2001, the Company sold its U.K. metalcasting business and closed its U.K. cat litter business. The operating results for these U.K. operations were reclassified to discontinued operations for all periods presented. Diluted income (loss) per share from discontinued operations for 2001 amounted to $0.01 per share, including $.04 from the gain on the sale of these businesses, compared to ($0.51) for 2000 and ($0.18) for 1999.

         The absorbent polymers segment was sold to BASF AG on June 1, 2000. The operating results for the absorbent polymers segment were reclassified to discontinued operations for all periods presented. Diluted income from the segment for 2000 amounted to $10.80 per share, including $10.56 from the gain on the sale of the segment, compared to $1.12 for 1999. The income from discontinued operations in 2000 was for the five months ended May 31, 2000 compared with a full year in 1999.

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

RELIANCE ON METALCASTING AND CONSTRUCTION INDUSTRIES

         Approximately 52% of our minerals segment's sales and 30% of our environmental segment's sales in 2001 were to the metalcasting and construction markets, respectively. The metalcasting and construction markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for products by the metalcasting and construction markets may decline and our business or future financial results in the minerals and environmental segments may be adversely affected.

REGULATORY AND LEGAL MATTERS

         Our operations are subject to various federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Substantial penalties may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. If these laws or regulations are changed or interpreted differently in the future, it may become difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions. If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected. The Company may be subject to adverse litigation results in addition to as future changes in laws and regulations that may negatively impact its operations and profits.

RISKS OF INTERNATIONAL EXPANSION

         An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. Currently, our business outside the United States represents approximately 17% of our consolidated sales. The approximate breakdown of the sales outside of the United States for 2001 was as follows: Europe 60%; Latin America (including Mexico) 3%; Asia 35%; and Africa along with the Middle East 2%. As we expand internationally, we will be subject to increased risks, which may include the following:

         .   currency exchange or price control laws;
         .   currency translation adjustments;
         .   political and economic instability;
         .   unexpected changes in regulatory requirements;
         .   tariffs and other trade barriers;
         .   longer accounts receivable collection cycles; and
         .   adverse tax consequences.

         The above listed events could result in sudden, and potentially prolonged, changes in demand for the Company's products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country's legal system. At December 31, 2001, approximately 42% of the gross accounts receivable were due from customers outside of the United States and Canada. The breakdown of the overseas balance was as follows: Europe 56%; Latin America (including Mexico) 17%; Asia 26%; and Africa and the Middle East 1%.

VOLATILITY OF STOCK PRICE

         The stock market has been extremely volatile in recent years. These broad market fluctuations may adversely affect the market price of our common stock. In addition, factors such as the following may have a significant effect on the market price of our common stock:

         .   fluctuations in our financial results;
         .   our introduction of new services or products;
         .   announcements of acquisitions, strategic alliances or joint ventures by us, our customers or our competitors;
         .   changes in analysts' recommendations regarding our common stock;
             and
         .   general economic conditions.

         There can be no assurance that the price of our common stock will increase in the future or be maintained at its recent levels.

ACCOUNTING STANDARDS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." ("SFAS 138"). These statements establish accounting and reporting standards that require every derivative instrument to be recorded on the consolidated balance sheet as either an asset or a liability at its fair value. SFAS 133, as amended, requires the transition adjustment resulting from adopting these statements to be reported as the cumulative effect of a change in accounting principle. Upon adoption, the Company recorded the fair value of its one outstanding derivative instrument (an interest rate swap agreement) in the consolidated balance sheet, and recognized a cumulative effect type loss of $0.2 million (net of income taxes of $0.1 million) in the consolidated statement of operations for 2001.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 stipulates that goodwill should no longer be amortized and instead should be subject to an annual impairment assessment. The provisions of SFAS 142 are required to be applied effective January 1, 2002. Management does not believe that the adoption of SFAS 142 will have a material effect on the consolidated financial statements.

         Additionally in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003.. Management is currently evaluating the impact of the adoption of SFAS 143 on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". While SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, it changes the criteria required to be met to classify an asset as held for sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and among other things, broadens reporting for discontinued operations to include a component of an entity, rather than just a segment of a business. The Company adopted SFAS 144 on January 1, 2001, and applied its provisions in reporting discontinued operations in 2001.

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

         The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2001, the Company had no outstanding foreign currency contracts.

INTEREST RATE SENSITIVITY

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars (US), Chinese Renmimbi (RMB) and Thai baht (THB) as indicated in parentheses.

---------------------------------------------------------------------------------------------------------------------------
                                                              Expected Maturity Date
                             ----------------------------------------------------------------------------------------------
                                                                                                                      Fair
                                2002        2003      2004     2005       2006     Thereafter        Total
                                                                                                                      Value
---------------------------------------------------------------------------------------------------------------------------
(US$ equivalent in thousands)
Long-term debt:
    Variable rate (US)              -       7,000         -         -         -         5,000         12,000         12,000
    Average interest rate           -        4.6%         -         -         -             -              -              -
    Variable rate (RMB)           454           -         -         -         -             -            454            454
    Average interest rate        6.2%           -         -         -         -             -              -              -
    Variable rate (THB)           791           -         -         -         -             -            791            791
    Average interest rate        5.2%           -         -         -         -             -              -              -
                             --------    --------    ------    ------    ------    ----------    -----------    -----------
                                1,245       7,000         -         -         -         5,000         13,245         13,245
    Debt to be refinanced      (1,245)      1,245         -         -         -             -              -              -
                             --------    --------    ------    ------    ------    ----------    -----------    -----------
Total                        $      0    $  8,245    $    -    $    -    $    -    $    5,000    $    13,245    $    13,245
                             ========    ========    ======    ======    ======    ==========    ===========    ===========
---------------------------------------------------------------------------------------------------------------------------

         The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to exchange variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2001, there were not any interest rate swaps outstanding. At December 31, 2000, the Company had one interest rate swap outstanding, which was terminated in the second quarter of 2001, at a cost of $0.4 million.

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

BOARD OF DIRECTORS OF THE REGISTRANT

Arthur Brown, 61 /(1, 2)/
Chairman, President and Chief Executive Officer of Hecla Mining Company, a miner and processor of silver, gold and industrial minerals. Director since 1990.

Robert E. Driscoll, III, 63 /(1, 2)/
Retired Dean and Professor of Law, University of South Dakota. Director since 1985.

John Hughes, 59 /(3, 4)/
Chairman of the Board of Directors since May 1998; Chief Executive Officer of the Company since 1985; a Director since 1984. Mr. Hughes retired as Chief Executive Officer in May 2000.

Jay D. Proops, 60 /(2, 3, 4)/
Private investor and former Vice Chairman and co-founder of The Vigoro Corporation. Also a Director of Great Lakes Chemical Corporation. Director since 1995.

C. Eugene Ray, 69 /(1, 2, 3, 4)/
Retired Executive Vice President - Finance of Signode Industries, Inc., a manufacturer of industrial strapping products. Director since 1981.

Clarence O. Redman, 59 /(2, 3)/
Secretary of AMCOL International Corporation. Counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the Company. Previously, Mr. Redman was an individual and corporate partner of the law firm of Keck, Mahin & Cate as the sole shareholder and President of Clarence Owen Redman Ltd. Mr. Redman and his professional corporation also served as Chief Executive Officer of Keck, Mahin & Cate until September 1997. In December 1997, Keck, Mahin & Cate filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Director since 1989.

Dale E. Stahl, 54 /(1, 2, 3, 4)/
President and Chief Operating Officer of Inland Paperboard and Packaging, Inc., a manufacturer of containerboard and corrugated boxes since June 2000; prior thereto, President and Chief Operating Officer of Gaylord Container Corporation, a manufacturer and distributor of brown paper and packaging products. Director since 1995.

Lawrence E. Washow, 48 /(3)/
Chief Executive Officer of the Company since May 2000, President of the Company since May 1998; Chief Operating Officer of the Company since 1997; prior thereto, Senior Vice President of the Company since 1994 and President of Chemdal International Corporation until August 1997; a Director since 1998.

Audrey L. Weaver, 47 /(2)/
Private investor. Director since 1997.

Paul C. Weaver, 39 /(3, 4)/
Managing partner of Consumer Aptitudes, Inc., a marketing research firm. Director since 1995.

--------------------------------------
/(1)/      Member of Audit Committee
/(2)/      Member of Compensation Committee
/(3)/      Member of Executive Committee
/(4)/      Member of Nominating Committee

         Additional information regarding the directors of the Company is included under the captions "Information Concerning Nominees," "Information Concerning Continuing Members of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement to be dated on or before April 9, 2002, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the above is included under the captions "Named Officers' Compensation"and "Stock Performance" in the Company's proxy statement to be dated on or before April 9, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding the above is included under the caption "Security Ownership" in the Company's proxy statement to be dated on or before April 9, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding the above is included under the captions "Certain Relationships and Transactions" in the Company's proxy statement to be dated on or before April 9, 2002, and is incorporated herein by reference.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
        (a)  1.   See Index to Financial Statements and Financial Statement Schedule on Page F-1.
             ----------------------------------------------------------------------------------------------------------------------
             2.   See Financial Statements and Index to Financial Statement Schedule on Page F-1.
             ----------------------------------------------------------------------------------------------------------------------
                  Such Financial Statements and Schedule are incorporated herein by reference.
             ----------------------------------------------------------------------------------------------------------------------
             3.   See Index to Exhibits immediately following the signature page.
-----------------------------------------------------------------------------------------------------------------------------------
        (b)           None.
-----------------------------------------------------------------------------------------------------------------------------------
        (c)           See Index to Exhibits immediately following the signature page.
-----------------------------------------------------------------------------------------------------------------------------------
        (d)           See Index to Financial Statements and Financial Statement Schedule on Page F-1.
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 14(A) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Page
-----------------------------------------------------------------------------------------------------------------------------------
        (1)  Financial Statements:
-----------------------------------------------------------------------------------------------------------------------------------
             Independent Auditors' Report                                                                           F-2
-----------------------------------------------------------------------------------------------------------------------------------
             Consolidated Balance Sheets, December 31, 2001 and 2000                                                F-3
-----------------------------------------------------------------------------------------------------------------------------------
             Consolidated Statements of Operations,
-----------------------------------------------------------------------------------------------------------------------------------
             Years ended December 31, 2001, 2000 and 1999                                                           F-4
-----------------------------------------------------------------------------------------------------------------------------------
             Consolidated Statements of Comprehensive Income,
-----------------------------------------------------------------------------------------------------------------------------------
             Years ended December 31, 2001, 2000 and 1999                                                           F-5
-----------------------------------------------------------------------------------------------------------------------------------
             Consolidated Statements of Stockholders' Equity,
-----------------------------------------------------------------------------------------------------------------------------------
             Years ended December 31, 2001, 2000 and 1999                                                           F-6
-----------------------------------------------------------------------------------------------------------------------------------
             Consolidated Statements of Cash Flows,
-----------------------------------------------------------------------------------------------------------------------------------
             Years ended December 31, 2001, 2000 and 1999                                                           F-7
-----------------------------------------------------------------------------------------------------------------------------------
             Notes to Consolidated Financial Statements                                                             F-8
-----------------------------------------------------------------------------------------------------------------------------------
         (2) Financial Statement Schedule:
-----------------------------------------------------------------------------------------------------------------------------------
             Schedule II - Valuation and Qualifying Accounts                                                        F-28
-----------------------------------------------------------------------------------------------------------------------------------

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KPMG LLP

Chicago, Illinois
March 1, 2002

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 December 31,
                                                                                                         --------------------------
                                              ASSETS                                                          2001        2000
-----------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                                                                 $     10,320  $     8,201
     Cash equivalents                                                                                                -      168,549
     Accounts receivable:
         Trade, less allowance for doubtful accounts of $2,127 and $2,232 in 2001 and 2000, respectively        41,331       40,262
         Other                                                                                                   2,310        2,673
     Inventories                                                                                                34,593       30,328
     Prepaid expenses                                                                                            4,419        6,146
     Net current assets of discontinued operations                                                                 798            -
     Current deferred tax assets                                                                                 4,286        3,821
     Income taxes receivable                                                                                     3,120            -
                                                                                                          ------------  -----------
         Total current assets                                                                                  101,177      259,980
                                                                                                          ------------  -----------

Investment in and advances to joint ventures                                                                    13,219       12,672
                                                                                                          ------------  -----------

Property, plant, equipment, and mineral rights and reserves:
         Land and mineral rights and reserves                                                                    9,293        9,606
         Depreciable assets                                                                                    181,120      170,900
                                                                                                          ------------  -----------
                                                                                                               190,413      180,506
         Less: accumulated depreciation                                                                        118,065      105,841
                                                                                                          ------------  -----------
                                                                                                                72,348       74,665
                                                                                                          ------------  -----------
Other assets:
         Goodwill and other intangible assets, less accumulated amortization of $314 and $219                      403          466
         Long-term prepayments and other assets                                                                  4,410        5,137
         Net non-current assets of discontinued operations                                                         311        6,932
         Deferred tax assets                                                                                     4,462        5,915
                                                                                                          ------------  -----------
                                                                                                                 9,586       18,450
                                                                                                          ------------  -----------
                                                                                                          $    196,330  $   365,767
                                                                                                          ============  ===========
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                December 31,
                                                                                                        ---------------------------
                               LIABILITIES AND STOCKHOLDERS' EQUITY                                          2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
         Current maturities of long-term debt                                                             $         -   $    1,042
         Accounts payable                                                                                       9,239        9,866
         Accrued income taxes                                                                                       -      135,913
         Accrued liabilities                                                                                   21,844       21,279
         Net current liabilities of discontinued operations                                                         -        1,484
                                                                                                         ------------  ------------
               Total current liabilities                                                                       31,083      169,584
                                                                                                         ------------  ------------

Long-term debt                                                                                                 13,245       51,334
                                                                                                         ------------  ------------

Minority interests in subsidiaries                                                                                523            -
Other liabilities                                                                                              10,752        9,942
                                                                                                         ------------  ------------
                                                                                                               11,275        9,942
                                                                                                         ------------  ------------
Stockholders' equity:
         Common stock, par value $.01 per share. Authorized 100,000,000 shares, issued
           32,015,771 shares in 2001 and 2000                                                                     320          320
         Additional paid in capital                                                                            71,905       75,536
         Retained earnings                                                                                     91,018       79,336
         Cumulative other comprehensive loss                                                                   (2,688)      (1,495)
                                                                                                         ------------  ------------
                                                                                                              160,555      153,697
Less:
         Treasury stock (3,759,382 and 3,234,467 shares in 2001 and 2000, respectively)                        19,828       18,790
                                                                                                         ------------  ------------
                                                                                                              140,727      134,907
                                                                                                         ------------  ------------
                                                                                                          $   196,330   $  365,767
                                                                                                         ============  ============
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Year Ended December 31,
                                                                                            ---------------------------------------
                                                                                                 2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
Continuing Operations
Net sales                                                                                     $  275,288   $  284,142   $  296,118
Cost of sales                                                                                    208,983      215,744      228,805
                                                                                             ------------  -----------  -----------
         Gross profit                                                                             66,305       68,398       67,313
General, selling and administrative expenses                                                      47,740       48,071       56,925
Business realignment and other charges                                                                 -        2,357       11,575
                                                                                             ------------  -----------  -----------
         Operating profit (loss)                                                                  18,565       17,970       (1,187)
                                                                                             ------------  -----------  -----------
Other income (expense):
         Investment income                                                                         3,015        9,816            -
         Change in value of interest rate swap                                                      (401)           -            -
         Interest expense, net                                                                    (2,196)      (3,160)      (3,440)
         Other, net                                                                                  223          594       (1,069)
                                                                                             ------------  -----------  -----------
                                                                                                     641        7,250       (4,509)
                                                                                             ------------  -----------  -----------
         Income (loss) before income taxes and equity
             in income of joint ventures                                                          19,206       25,220       (5,696)
Income tax expense (benefit)                                                                       6,155        7,155       (1,815)
                                                                                             ------------  -----------  -----------
         Income (loss) before equity in income of
             joint ventures                                                                       13,051       18,065       (3,881)
Income from joint ventures                                                                            28          470          448
Minority interest in net loss of subsidiary                                                           59            -            -
                                                                                             ------------  -----------  -----------
         Income (loss) from continuing operations                                                 13,138       18,535       (3,433)
                                                                                             ------------  -----------  -----------

Discontinued Operations
Income (loss) from operations (net of income taxes)                                                 (879)      (8,185)      25,667
Gain on sale (net of income tax benefit of $6,000 in 2001 and
              expense of $208,964 in 2000)                                                         1,154      316,330            -
                                                                                             ------------  -----------  -----------
         Income from discontinued operations                                                         275      308,145       25,667
                                                                                             ------------  -----------  -----------
Extraordinary Loss on early extinguishment of debt (net of income tax
              benefit of $238)                                                                         -         (443)           -
                                                                                             ------------  -----------  -----------
Cummulative effect of change in accounting principle (net of taxes)                                 (182)           -            -
                                                                                             ------------  -----------  -----------
Net income                                                                                    $   13,231   $  326,237   $   22,234
                                                                                             ============  ===========  ===========
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                                   Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Year Ended December 31,
                                                                                            ---------------------------------------
                                                                                                 2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share
Basic earnings (loss) per share:
         Continuing operations                                                                $     0.47   $     0.67   $     (0.13)
                                                                                             -----------  -----------  ------------
         Discontinued operations:
             Income (loss) from operations                                                         (0.03)       (0.30)         0.96
             Gain on sale                                                                           0.04        11.50             -
                                                                                             -----------  -----------  ------------
                                                                                                    0.01        11.20          0.96
                                                                                             -----------  -----------  ------------
         Extraordinary item                                                                            -        (0.02)            -
                                                                                             -----------  -----------  ------------
         Cummulative effect of change in accounting principle                                      (0.01)           -             -
                                                                                             -----------  -----------  ------------
         Net income                                                                           $     0.47   $    11.85   $      0.83
                                                                                             ===========  ===========  ============

Diluted earnings (loss) per share:
         Continuing operations                                                                $     0.43   $     0.62   $     (0.12)
                                                                                             -----------  -----------  ------------
         Discontinued operations:
             Income (loss) from operations                                                         (0.03)       (0.27)         0.94
             Gain on sale                                                                           0.04        10.56             -
                                                                                             -----------  -----------  ------------
                                                                                                    0.01        10.29          0.94
                                                                                             -----------  -----------  ------------
         Extraordinary item                                                                            -        (0.01)            -
                                                                                             -----------  -----------  ------------
         Cummulative effect of change in accounting principle                                      (0.01)           -             -
                                                                                             -----------  -----------  ------------
         Net income                                                                           $     0.43   $    10.90   $      0.82
                                                                                             ===========  ===========  ============

                Consolidated Statements of Comprehensive Income
                                 (In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Year Ended December 31,
                                                                                            ---------------------------------------
                                                                                                 2001        2000        1999
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                   $    13,231  $   326,237  $     22,234
Other comprehensive income (loss):
         Foreign currency translation adjustment                                                  (1,193)      (4,034)         (851)
         Reclassification adjustment for foreign currency losses included in net income                -        5,146             -
                                                                                             -----------  -----------  ------------
Comprehensive income                                                                         $    12,038  $   327,349  $     21,383
                                                                                             ===========  ===========  ============

          See accompanying notes to consolidated financial statements.

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              Common Stock
                                         --------------------------                                   Cumulative
                                                                                                        Other
                                           Number          Amount     Additional                     Comprehensive
                                             of                        Paid-in        Retained          Income
                                           Shares/(1)/                 Capital        Earnings          (Loss)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                32,015,771   $    320   $     76,238   $     127,262   $         (1,756)
Net income                                           -          -              -          22,234                  -
Cash dividends ($.27 per share)                      -          -              -          (7,226)                 -
Translation adjustment                               -          -              -               -               (851)
Purchase of 226,600
     treasury shares                                 -          -              -               -                  -
Sales of 209,284 treasury
     shares pursuant to options                      -          -            202               -                  -
                                         -------------- ---------- -------------- --------------- -------------------
Balance at December 31, 1999                32,015,771        320         76,440         142,270             (2,607)
Net income                                           -          -              -         326,237                  -
Partial liquidation distribution                     -          -              -        (384,829)                 -
Cash dividends ($.16 per share)                      -          -              -          (4,342)                 -
Translation adjustment                               -          -              -               -             (4,034)
Reclassification adjustment for
     foreign currency losses
     included in net income                          -          -              -               -              5,146
Sales of 1,929,248 treasury shares
     pursuant to options                             -          -           (904)              -                  -
                                         -------------- ---------- -------------- --------------- -------------------
Balance at December 31, 2000                32,015,771        320         75,536          79,336             (1,495)
Net income                                           -          -              -          13,231                  -
Cash dividends ($0.055 per share)                    -          -              -          (1,549)                 -
Translation adjustment                               -          -              -               -             (1,193)
Purchase of 1,788,800 treasury
     shares                                          -          -              -               -                  -
Sales of 1,263,885 treasury
     shares pursuant to options                      -          -         (3,631)              -                  -
                                         -------------- ---------- -------------- --------------- -------------------
Balance at December 31, 2001                32,015,771   $    320   $     71,905   $      91,018   $         (2,688)
                                         ============== ========== ============== =============== ===================

                                                               Total
                                               Treasury
                                                Stock
                                          ===============================
Balance at December 31, 1998                $    (29,150)   $    172,914
Net income                                             -          22,234
Cash dividends ($.27 per share)                        -          (7,226)
Translation adjustment                                 -            (851)
Purchase of 226,600
     treasury shares                              (2,040)         (2,040)
Sales of 209,284 treasury
     shares pursuant to options                    1,207           1,409
                                           --------------- ---------------
Balance at December 31, 1999                     (29,983)        186,440
Net income                                             -         326,237
Partial liquidation distribution                       -        (384,829)
Cash dividends ($.16 per share)                        -          (4,342)
Translation adjustment                                 -          (4,034)
Reclassification adjustment for
     foreign currency losses
     included in net income                            -           5,146
Sales of 1,929,248 treasury shares
     pursuant to options                          11,193          10,289
                                           --------------- ---------------
Balance at December 31, 2000                     (18,790)        134,907
Net income                                             -          13,231
Cash dividends ($0.055 per share)                      -          (1,549)
Translation adjustment                                 -          (1,193)
Purchase of 1,788,800 treasury
     shares                                      (7,776)         (7,776)
Sales of 1,263,885 treasury                        6,738           3,107
     shares pursuant to options            --------------- ---------------
Balance at December 31, 2001                $    (19,828)   $    140,727
                                           =============== ===============
--------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                  Year Ended December 31,
                                                                                           ----------------------------------------
                                                                                              2001          2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
    Income (loss) from continuing operations                                           $    13,138    $    18,535    $    (3,433)
    Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities
         Depreciation, depletion, and amortization                                          17,427         17,000         19,093
         Equity in income of joint ventures                                                    (28)          (470)          (448)
         Minority interest in net loss of subsidiary                                           (59)             -              -
         Increase (decrease) in allowance for doubtful accounts                               (105)          (183)           864
         Increase (decrease) in deferred income taxes                                          988            124         (8,966)
         (Gain) loss on sale of depreciable assets                                            (368)          (212)           281
         Write down of fixed and intangible assets                                               -              -         11,575
         (Increase) decrease in current assets:
                 Accounts receivable                                                          (601)         4,918          2,425
                 Income taxes receivable                                                      (120)             -              -
                 Inventories                                                                (4,265)        (3,303)         7,613
                 Prepaid expenses                                                            1,727            245         (1,618)
         Increase (decrease) in current liabilities:
                 Accounts payable                                                             (627)           527            132
                 Accrued income taxes                                                       (5,546)        (1,745)        (2,186)
                 Accrued liabilities                                                           564            127           (881)
         Increase in other noncurrent liabilities                                              809          2,252          1,115
                                                                                      -------------  -------------  --------------
                 Net cash provided by operating activities of continuing operations         22,934         37,815         25,566
                                                                                      -------------  -------------  --------------

                 Net cash provided by (used in) discontinued operations                      1,614         (6,236)        14,386
                                                                                      -------------  -------------  --------------
Cash flow from investing activities:
    Proceeds from sale of depreciable assets                                                   530          1,460          2,348
    Net proceeds from sale of absorbent polymers segment before taxes                            -        654,581              -
    Tax payments related to the absorbent polymers segment sale                           (130,365)       (75,587)             -
    Acquisition of land, mineral reserves, and depreciable assets                          (14,730)       (14,975)       (15,796)
    Advances to joint ventures                                                                (547)        (3,095)        (4,117)
    (Increase) decrease in other assets                                                        (53)        (4,524)           677
                                                                                      -------------  -------------  --------------
                 Net cash provided by (used in) investing activities                      (145,165)       557,860        (16,888)
                                                                                      -------------  -------------  --------------
Cash flow from financing activities:
    Proceeds from issuance of debt                                                               -          7,604            263
    Principal payments of debt                                                             (39,131)       (46,804)       (17,377)
    Proceeds from sales of treasury stock                                                    3,107         10,289          1,409
    Purchases of treasury stock                                                             (7,776)             -         (2,040)
    Partial liquidation distribution                                                             -       (384,829)             -
    Premium paid for early extinguishment of debt                                                -           (443)             -
    Cummulative effect of change in accounting principle                                      (182)             -              -
    Change in minority interest                                                                608              -              -
    Dividends paid                                                                          (1,549)        (4,342)        (7,226)
                                                                                      -------------  -------------  --------------
              Net cash used in financing activities                                        (44,923)      (418,525)       (24,971)
                                                                                      -------------  -------------  --------------
Effect of foreign currency rate changes on cash                                               (890)         2,325           (473)
                                                                                      -------------  -------------  --------------
Net increase (decrease) in cash and cash equivalents                                      (166,430)       173,239         (2,380)
Cash and cash equivalents at beginning of year                                             176,750          3,511          5,891
                                                                                      -------------  -------------  --------------
Cash and cash equivalents at end of year                                               $    10,320    $   176,750    $     3,511
                                                                                      =============  =============  ==============
Supplemental disclosures of cash flow information:
Cash paid for:
    Interest                                                                            $     2,540    $    5,163     $     4,906
                                                                                      =============  =============  ==============
    Income taxes                                                                        $   134,151    $   88,762     $    17,561
                                                                                      =============  =============  ==============
-----------------------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company Operations

         AMCOL International Corporation (the Company) operates in two principal areas of activity: minerals and environmental. The Company also operates a transportation business primarily for delivery of its own products. In 2001, the Company's revenues were derived 52% from minerals, 36% from environmental and 12% from transportation operations. The Company's sales in 2001 were approximately 83% domestic and 17% outside of the United States. Further descriptions of the Company's products, its principal markets and the relative significance of its operations are included in Note 3, "Business Segment and Geographic Area Information."

         During 2001, the Company disposed of its U.K. metalcasting business and completed the sale and closure of its U.K. cat litter operations. During 2000, the Company sold its absorbent polymers business. The Company has reclassified the net assets and results of these operations as discontinued operations.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries greater than 50% owned by the Company, are consolidated. The Company's ownership interest in the Mexican, Indian, Egyptian and Chinese ventures range between 20% and 50%. Accordingly, these investments are accounted for using the equity method. The Company's ownership interest in the Japanese investment is less than 20% and is recorded at cost. All material intercompany balances and transactions between wholly owned subsidiaries, including profits on inventories, have been eliminated in consolidation.

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

         Translation of Foreign Currencies

         The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rate of exchange at the balance sheet date. The statements of operations are translated at the weighted average monthly rate. Foreign exchange translation adjustments are accumulated as a separate component of stockholders' equity, while foreign currency transaction gains or losses are included in income.

         Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

         Goodwill and Other Intangible Assets

         Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill is amortized on the straight-line method over periods of five to 10 years. Other intangibles, including trademarks and noncompete agreements, are amortized on the straight-line method over the expected periods to be benefited, which extend up to 10 years.

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

         Income Taxes

         The Company and its U.S. subsidiaries file a consolidated tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Revenue Recognition

         Product revenue is recognized when products are shipped to customers. Allowances for discounts, rebates, and estimated returns are recorded at the time of sale.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Shipping Revenues and Costs

         The Company reports shipping and handling costs that are passed on to customers as sales revenue and cost of sales in the consolidated statements of operations.

         Research and Development

         Research and development costs are included in general, selling and administrative expenses and amounted to approximately $5,039, $4,675 and $3,496 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Earnings Per Share

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options. A reconciliation between the number of shares used to compute basic and diluted earnings per share follows:

-------------------------------------------------------------------------------------------------------------------
                                                                           2001          2000          1999
-------------------------------------------------------------------------------------------------------------------
Weighted average of common shares outstanding for the year                28,193,234    27,523,157    26,772,569
Dilutive impact of stock options                                           2,412,826     2,433,533       426,694
                                                                        ------------- ------------- -------------
Weighted average of common and common equivalent shares for the year      30,606,060    29,956,690    27,199,263
                                                                        ============= ============= =============
Common shares outstanding at December 31                                  28,256,389    28,781,304    26,852,056
                                                                        ============= ============= =============
-------------------------------------------------------------------------------------------------------------------

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

         Derivative Instruments and Hedging Activities

         The Company occasionally uses derivative financial instruments (principally interest rate swaps or options) to manage its exposure to changes in interest rates. The Company does not use derivative instruments for trading or other speculative purposes. The Company had no derivative financial instruments outstanding at December 31, 2001.

         Following the adoption of SFAS 133 on January 1, 2001, all derivatives are recognized as assets or liabilities on the consolidated balance sheet at their fair value. Changes in the fair value of derivative instruments are reported in earnings or in other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Gains and losses resulting from changes in the fair value of a derivative that is designated as a hedge and is highly effective in achieving offsetting changes in the fair value or cash flows of the hedged item are included in operations in the same period as the hedged item affects earnings. Gains and losses resulting from changes in the fair value of a derivative that does not qualify for hedge accounting are included in operations in the period they occur.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge and other transactions involving derivative instruments. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

         For the year ended December 31, 2000, prior to the adoption of SFAS No, 133, the Company had entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. Prior to the adoption of SFAS No, 133, the differential to be paid or received under the terms of the interest rate swap was accrued and recognized in interest expense.

         Reclassifications

         Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the consolidated financial statement presentation for 2001.

         New Accounting Standards adopted

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." ("SFAS 138"). These statements establish accounting and reporting standards that require every derivative instrument to be recorded on the consolidated balance sheet as either an asset or a liability at its fair value. SFAS 133, as amended, requires the transition adjustment resulting from adopting these statements to be reported as the cumulative effect of a change in accounting principle. Upon adoption, the Company recorded the fair value of its one outstanding derivative instrument (an interest rate swap agreement) in the consolidated balance sheet, and recognized a cumulative effect type loss of $0.2 million (net of income taxes of $0.1 million) in the consolidated statement of operations for 2001.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". While SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, it changes the criteria required to be met to classify an asset as held for sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and among other things, broadens reporting for discontinued operations to include a component of an entity, rather than just a segment of a business. The Company adopted SFAS 144 on January 1, 2001, and applied its provisions in reporting discontinued operations in 2001.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(2)      DISCONTINUED OPERATIONS

         In 2001, the Company sold its U.K. metalcasting business to a group comprised in part of former management of the business. The Company did not receive any proceeds from the sale. Included in the sale were certain machinery and equipment. The acquirer entered into a license agreement for the right to use certain trademarks for a period of ten years, and will lease certain land and buildings from the Company. The U.K. metalcasting business was a component entity of the Company's minerals segment.

         The Company recognized a gain related to the disposal of discontinued operations of $1,154 (including a tax benefit of $6,000) in 2001. The tax benefit recognized in 2001 included a reduction of previously recognized tax reserves.

         In 2000 the Company announced its intention to close its U.K. cat litter business. Certain assets used in the business were sold to various outside parties for cash proceeds of $720. The closure was completed in 2001. The U.K. cat litter business was a component of the Company's minerals segment.

         In 1998, several claims were filed in Chester, England against certain of the Company's subsidiaries. The claims alleged property damage, nuisance and personal injury based on the accidental release of dust from Volclay Limited's facility in Wallasey, England. The claims were made on behalf of up to 1,600 persons who, at some point during the period since 1965, resided in the vicinity of the Wallasey, England facility. During the second half of 2000, the Company was informed that its insurance carrier had denied coverage related to this matter and cancelled the applicable insurance policy. The Company accrued the estimated settlement and related legal fees of $6,500 during the fourth quarter of 2000. In 2001, the Company settled the dust litigation for a total cost that approximated the reserves previously recorded.

         In 2000, the Company sold its absorbent polymers segment to BASF AG. The transaction closed on June 1, 2000, at which time the Company received gross proceeds of approximately $656,500. The sale resulted in a pretax gain of approximately $525,300 ($316,300 after income taxes of approximately $209,000), net of costs incurred in connection with the sale. The net proceeds from the sale transaction were used to fund a partial liquidation distribution to the Company's shareholders on June 30, 2000.

         The consolidated financial statements have been reclassified to report separately the net assets and operating results of the U.K. metalcasting and cat litter business and the absorbent polymers segment for all periods presented.

         Summary operating results for 2001, 2000 and 1999 were as follows:

-------------------------------------------------------------------------------------------------
      U.K. metalcasting and cat litter businesses           2001         2000           1999
-------------------------------------------------------------------------------------------------
Net sales                                                $    8,760    $    18,550    $   22,957
Operating loss                                               (1,174)       (14,490)       (5,306)
Income tax expense (benefit)                                   (384)           378          (212)
Net loss                                                       (879)       (15,232)       (4,882)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
             Absorbent polymers segment                     2001          2000*          1999
-------------------------------------------------------------------------------------------------
Net sales                                                $        -    $    86,000    $  253,629
Operating profit                                                  -         12,436        51,850
Income tax expense                                                -          4,639        15,571
Net income                                                        -          7,047        30,549
-------------------------------------------------------------------------------------------------

                  *The 2000 information is for five months.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         A portion of the Company's interest expense has been allocated to discontinued operations based upon the debt balances attributable to these operations. Net interest expense allocated to discontinued operations was $199, $1,261, and $2,956 in 2001, 2000, and 1999, respectively.

(3)      BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

         The Company operates in two principal business segments: minerals and environmental. The Company also operates a transportation business. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to both the Company's plants and outside customers.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

        The following summaries set forth certain financial information by business segment and geographic area as of and for the years ended December 31, 2001, 2000 and 1999.

-------------------------------------------------------------------------------------------------------------------------------
                                                               2001                      2000                       1999
-------------------------------------------------------------------------------------------------------------------------------
Business Segment:
    Revenues:
            Minerals                                     $      149,945             $      163,474             $      158,258
            Environmental                                       103,766                     98,010                    114,898
            Transportation                                       33,133                     34,036                     34,632
            Intersegment shipping                               (11,556)                   (11,378)                   (11,670)
                                                        ----------------           ----------------           ----------------
                   Total                                 $      275,288             $      284,142             $      296,118
                                                        ================           ================           ================
    Operating profit (loss):
            Minerals                                     $       14,697             $       21,296             $       20,180
            Environmental                                        15,154                     11,594                     (7,586)
            Transportation                                        1,363                      1,477                      1,631
            Corporate                                           (12,649)                   (16,397)                   (15,412)
                                                        ----------------           ----------------           ----------------
                   Total                                 $       18,565             $       17,970             $       (1,187)
                                                        ================           ================           ================
    Assets:
            Minerals                                     $      106,391             $      109,681             $      100,540
            Environmental                                        65,216                     57,691                     60,722
            Transportation                                        1,282                      1,791                      1,362
            Corporate                                            22,332                    200,516                     20,331
            Discontinued operations                               1,109                     (3,912)                   136,734
                                                        ----------------           ----------------           ----------------
                   Total                                 $      196,330             $      365,767             $      319,689
                                                        ================           ================           ================
    Depreciation, depletion and mortization:
            Minerals                                     $        9,984             $       10,046             $       11,029
            Environmental                                         4,820                      4,153                      5,605
            Transportation                                           37                         45                         64
            Corporate                                             2,586                      2,756                      2,395
                                                        ----------------           ----------------           ----------------
                   Total                                 $       17,427             $       17,000             $       19,093
                                                        ================           ================           ================
    Capital expenditures:
            Minerals                                     $        8,431             $        7,935             $        6,857
            Environmental                                         5,691                      5,014                      6,240
            Transportation                                           41                         56                         49
            Corporate                                               567                      1,970                      2,650
                                                        ----------------           ----------------           ----------------
                   Total                                 $       14,730             $       14,975             $       15,796
                                                        ================           ================           ================
    Research and development expenses:
            Minerals                                     $        1,677             $        1,234             $          814
            Environmental                                         1,777                      1,453                      1,147
            Corporate                                             1,585                      1,988                      1,535
                                                        ----------------           ----------------           ----------------
                   Total                                 $        5,039             $        4,675             $        3,496
                                                        ================           ================           ================

                                                                     Continued..

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------------------
                                                                2001              2000              1999
--------------------------------------------------------------------------------------------------------------
Geographic area:
    Sales to unaffiliated customers shipped from:
         North America                                     $      237,767    $      247,539    $      248,583
         Europe                                                    27,435            25,160            36,897
         Asia                                                       8,116             8,746             7,887
         Australia                                                  1,970             2,697             2,751
                                                          ----------------  ----------------  ----------------
              Total                                        $      275,288    $      284,142    $      296,118
                                                          ================  ================  ================
Operating profit (loss) from:
         North America                                     $       13,598    $       16,029    $          133
         Europe                                                     4,482               658            (1,310)
         Asia                                                         199               917              (402)
         Australia                                                    286               366               392
                                                          ----------------  ----------------  ----------------
              Total                                        $       18,565    $       17,970    $       (1,187)
                                                          ================  ================  ================
Identifiable assets in:
         North America                                     $      149,370    $      333,062    $      144,195
         Europe                                                    28,651            22,006            23,155
         Asia                                                      15,507            12,211            13,025
         Australia                                                  1,693             2,400             2,580
         Discontinued operations                                    1,109            (3,912)          136,734
                                                          ----------------  ----------------  ----------------
              Total                                        $      196,330    $      365,767    $      319,689
                                                          ================  ================  ================
--------------------------------------------------------------------------------------------------------------

(4)     INVENTORIES

        Inventories at December 31 consisted of:

--------------------------------------------------------------------------------------------------------------
                                                                                2001              2000
--------------------------------------------------------------------------------------------------------------
Advance mining                                                               $      1,872      $      1,287
Crude stockpile inventories                                                        11,524            11,898
In-process inventories                                                             11,498             9,867
Other raw material, container, and supplies inventories                             9,699             7,276
                                                                            --------------    ----------------
                                                                             $     34,593      $     30,328
                                                                            ==============    ================
--------------------------------------------------------------------------------------------------------------

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(5)     PROPERTY, PLANT, EQUIPMENT, AND MINERAL RIGHTS AND RESERVES

        Property, plant, equipment and mineral rights and reserves consisted of the following:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                     December 31,                 Depreciation/
                                                                           -----------------------------------    Amortization
                                                                                  2001              2000          Annual Rates
---------------------------------------------------------------------------------------------------------------------------------
Mineral rights and reserves                                                  $       4,970     $       5,739
Other land                                                                           4,323             3,867
Buildings and improvements                                                          40,995            36,496      4.9% to 25.0%
Machinery and equipment                                                            140,124           134,404      10.0% to 50.0%
                                                                            ----------------  ----------------
                                                                             $     190,412     $     180,506
                                                                            ================  ================
---------------------------------------------------------------------------------------------------------------------------------

        Depreciation and depletion were charged to income as follows:

-------------------------------------------------------------------------------------------------------
                                                              2001            2000            1999
-------------------------------------------------------------------------------------------------------
Depreciation expense                                      $     16,247    $     16,256    $     15,633
Depletion expense                                                1,085             610             863
                                                         --------------  --------------  --------------
                                                          $     17,332    $     16,866    $     16,496
                                                         ==============  ==============  ==============
-------------------------------------------------------------------------------------------------------

(6)     INCOME TAXES

        Total income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 was allocated as follows:

-------------------------------------------------------------------------------------------------------
                                                             2001             2000            1999
========================================================================================================
Income from continuing operations                         $     6,155     $      7,155    $     (1,815)
Discontinued operations                                        (6,294)         213,980          15,836
Extraordinary item                                               (113)            (238)              -
                                                         --------------  --------------  --------------
                                                          $      (252)    $    220,897    $     14,021
                                                         ==============  ==============  ==============
-------------------------------------------------------------------------------------------------------

        Domestic and foreign components of income (loss) from continuing operations before income taxes and equity in income of joint ventures are shown below:

-------------------------------------------------------------------------------------------------------
                                                              2001            2000            1999
--------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
  income taxes and equity in income of joint ventures
Domestic                                                  $     14,377    $     23,032    $     (2,675)
Foreign                                                          4,829           2,188          (3,021)
                                                         --------------  --------------  --------------
                                                          $     19,206    $     25,220    $     (5,696)
                                                         ==============  ==============  ==============
-------------------------------------------------------------------------------------------------------

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The following analysis reconciles the statutory Federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity in income of joint ventures:

-------------------------------------------------------------------------------------------------
                                                        2001           2000           1999
-------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes:

    Federal:

        Current                                       $   2,379      $   4,622     $    3,733

        Deferred                                            722            512         (7,208)

    State:

        Current                                             697            712            948

        Deferred                                             72             51           (721)

    Foreign:

        Current                                           2,091          1,697          1,461

        Deferred                                            194           (439)           (28)
                                                     -----------    -----------   -------------
                                                      $   6,155      $   7,155     $   (1,815)
                                                     ===========    ===========   =============
-------------------------------------------------------------------------------------------------

         The Company's federal income tax returns have been audited through 1998.

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows:

-------------------------------------------------------------------------------------------------------
                                                                            2001             2000
-------------------------------------------------------------------------------------------------------
Deferred tax assets attributable to:

    Accounts receivable, due to allowance for doubtful accounts         $       576       $       633

    Inventories                                                                 973               527

    Accrued pension liability                                                 2,710             1,973

    Capital losses carried forward                                              546               546

    Book amortization in excess of tax allowance                              2,046             3,925

    Other                                                                     4,818             4,509
                                                                       -------------     -------------
      Total deferred tax assets                                              11,669            12,113

Deferred tax liabilities attributable to:

    Plant and equipment, due to differences in depreciation                    (865)             (669)

    Land and mineral reserves, due to differences in depletion               (2,056)           (1,708)
                                                                       -------------     -------------
      Total deferred tax liabilities                                         (2,921)           (2,377)
                                                                       -------------     -------------
      Net deferred tax assets                                           $     8,748       $     9,736
                                                                       =============     =============
-------------------------------------------------------------------------------------------------------

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The following analysis reconciles the statutory Federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity in income of joint ventures:

------------------------------------------------------------------------------------------------------------------------------
                                                             2001                    2000                     1999
                                                 -----------------------------------------------------------------------------
                                                                  Percent                 Percent                   Percent
                                                                 of Pretax               of Pretax                 of Pretax
                                                     Amount       Income      Amount      Income        Amount       Income
------------------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes at

  U.S. statutory rates                             $   6,722       35.0%     $  8,827      35.0%      $  (1,994)      (35.0%)

Increase (decrease) in taxes resulting from:

    Percentage depletion                                (875)      (4.6%)      (1,190)     (4.7%)          (875)      (15.4%)

    State taxes                                          453        2.4%          463       1.8%            616        10.8%

    Export incentives                                   (155)      (0.8%)        (632)     (2.5%)          (518)       (9.1%)

    Nondeductible goodwill write-down                      -        0.0%            -       0.0%            935        16.4%

    Other                                                 10        0.1%         (313)     (1.2%)            21         0.4%
                                                  -----------  -----------  ----------  ----------   -----------    ----------
                                                   $   6,155       32.1%     $  7,155      28.4%      $  (1,815)      (31.9%)
                                                  ===========  ===========  ==========  ==========   ===========    ==========
------------------------------------------------------------------------------------------------------------------------------

(7)      LONG-TERM DEBT

         Long-term debt consisted of the following:

-----------------------------------------------------------------------------------------------------
                                                                             December    31,
                                                                      -------------------------------
                                                                          2001             2000
-----------------------------------------------------------------------------------------------------
Short-term debt supported by revolving credit agreement                $     7,000     $     42,000

Industrial revenue bond                                                      5,000            5,000

Other notes payable                                                          1,245            5,376
                                                                       ------------    -------------
                                                                            13,245           52,376

Less: current portion                                                            -            1,042
                                                                       ------------    -------------
                                                                       $    13,245     $     51,334
                                                                       ============    =============
-----------------------------------------------------------------------------------------------------

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The Company has a committed $125,000 revolving credit agreement, which matures October 31, 2003, with an option to extend for three additional one-year periods. As of December 31, 2001, there was $118,000 in borrowing capacity available under the line of credit. The revolving credit agreement is a multi-currency arrangement, which allows the Company to borrow at an adjusted LIBOR rate plus .25% to .75%, depending upon debt to capitalization ratios and the amount of the credit line used. The interest rate at December 31, 2001 was 2.18%.

         During 2000, the Company borrowed $5,000 using an industrial revenue bond to finance the construction of a plant in Butler, Georgia. The note, which matures in 2015, has a variable interest rate and is secured by the plant assets. At December 31, 2001, the interest rate was 1.70%.

         Maturities of long-term debt outstanding at December 31, 2001, were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                          2002         2003          2004         2005          2006        Thereafter
-----------------------------------------------------------------------------------------------------------------------
Short-term debt supported by

     revolving credit agreement        $       -    $    7,000    $       -    $        -    $        -    $        -

Industrial revenue bond and other

     notes payable                             -         1,245            -             -             -         5,000
                                      -----------  ------------  -----------  ------------  ------------  ------------
                                       $       -    $    8,245    $       -    $        -    $        -    $    5,000
                                      ===========  ============  ===========  ============  ============  ============
-----------------------------------------------------------------------------------------------------------------------

         The estimated fair value of the above notes at December 31, 2001, was approximately equal to their carrying amounts based on discounting future cash payments using current market interest rates for loans with similar terms and maturities.

         All loan agreements include covenants that require the maintenance of specific minimum amounts of working capital, tangible net worth and various financial ratios, and limit additional borrowings and guarantees. The Company was in compliance with these financial covenants at December 31, 2001. The Company is not required to maintain compensating balances.

         During 2000, the Company renegotiated its debt covenants to reflect the sale of the absorbent polymers segment. As a result of this transaction, the payment of $25,000 in term notes was accelerated as a part of the transaction resulting in an extraordinary loss from the early extinguishment of debt amounting to $443, net of income taxes.

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

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

         The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2001, the Company had no outstanding foreign currency contracts.

Interest Rate Sensitivity

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars (US), Chinese renminbi (RMB) and Thai baht (THB) as indicated in parentheses.

---------------------------------------------------------------------------------------------------------------------------
                                                             Expected Maturity Date
                               --------------------------------------------------------------------------------------------
                                                                                                                    Fair
                                    2002      2003        2004       2005      2006      Thereafter    Total       Value
---------------------------------------------------------------------------------------------------------------------------
(US$ equivalent in thousands)
Long-term debt:
   Variable rate (US)                   -      7,000          -          -          -        5,000       12,000      12,000
   Average interest rate                -        4.6%         -          -          -            -            -           -
   Variable rate (RMB)                454          -          -          -          -            -          454         454
   Average interest rate              6.2%         -          -          -          -            -            -           -
   Variable rate (THB)                791          -          -          -          -            -          791         791
   Average interest rate              5.2%         -          -          -          -            -            -           -
                                ----------  ---------  ---------  ---------  ---------  -----------  -----------   ---------
                                    1,245      7,000          -          -          -        5,000       13,245      13,245
   Debt to be refinanced           (1,245)     1,245          -          -          -            -            -           -
                                ----------  ---------  ---------  ---------  ---------  -----------  -----------   ---------
Total                           $       -   $  8,245   $      -   $      -   $      -    $   5,000   $   13,245    $  13,245
                                ==========  =========  =========  =========  =========  ===========  ===========   =========
---------------------------------------------------------------------------------------------------------------------------

         The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to change variable rate debt into fixed rate or fixed rate debt into variable rate.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

(9)      LEASES

         The Company has several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Total rent expense under operating lease agreements was approximately $3,672, $2,928 and $3,362 in 2001, 2000 and 1999, respectively.
Additionally, the Company has two domestic facilities that are being subleased.

         The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) and related sublease income as of December 31, 2001:

----------------------------------------------------------------------------------------
                                             Minimum Lease
                                               Payments                        Sublease
                                       --------------------------               Rental
                                        Domestic        Foreign     Total       Income
----------------------------------------------------------------------------------------
Year ending December 31:
    2002                               $        2,739   $     49    $  2,788  $   (679)
    2003                                        1,964         37       2,001      (502)
    2004                                        1,638         26       1,664      (289)
    2005                                        1,517         11       1,528      (298)
    2006                                        1,412         10       1,422      (306)
    Thereafter                                  2,231        374       2,605      (503)
                                       --------------   --------   ---------  ---------
Total minimum lease payments (income)  $       11,501   $    507    $ 12,008  $ (2,577)
                                       ==============   ========   =========  =========
----------------------------------------------------------------------------------------

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The following tables set forth pension obligations included in the Company's balance sheet at December 31, 2001 and 2000:

--------------------------------------------------------------------------------
                                                              Pension Benefits
                                                         -----------------------
                                                             2001      2000
--------------------------------------------------------------------------------
Change in benefit obligations:
Beginning benefit obligation                             $   21,215  $  24,617
Service cost                                                  1,053      1,311
Interest cost                                                 1,556      1,593
Effect of curtailment                                             -     (1,640)
Effect of special termination benefits                            -        400
Effect of plan amendments                                        43          -
Actuarial (gain) loss                                           156     (3,130)
Benefits paid                                                (1,049)    (1,936)
                                                         ----------  -----------
Ending benefit obligation                                $   22,974  $  21,215
                                                         ==========  ===========

Change in plan assets:
Beginning fair value                                     $   24,573  $  21,773
Actual return                                                (3,355)     3,819
Company contribution                                              -        917
Benefits paid                                                (1,049)    (1,936)
                                                         ----------  -----------
Ending fair value                                        $   20,169  $  24,573
                                                         ==========  ===========

Funded status of the plan                                $   (2,805) $   3,358
Unrecognized actuarial and investment gains, net               (888)    (6,838)
Prior service cost                                              471        457
Transition asset                                               (498)      (635)
                                                         ----------  -----------
Accrued pension cost liability                           $   (3,720) $  (3,658)
                                                         ==========  ===========
--------------------------------------------------------------------------------

         Pension cost was comprised of:

-------------------------------------------------------------------------------------
                                                         2001      2000      1999
-------------------------------------------------------------------------------------
Service cost - benefits earned during the year         $ 1,053    $ 1,311    $ 1,708
Interest cost on accumulated benefit obligation          1,556      1,593      1,581
Expected return on plan assets                          (2,170)    (1,994)    (1,647)
Net amortization and deferral                             (377)      (218)      (101)
                                                       -------    -------    -------
Net periodic pension cost                              $    62    $   692    $ 1,541
Curtailment gain                                             -     (1,104)         -
                                                       -------    -------    -------
Net periodic pension cost (income) after curtailment   $    62    $  (412)   $ 1,541
                                                       =======    =======    =======
-------------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The curtailment in 2000 was related to the sale of the absorbent polymers segment. All of the domestic absorbent polymers' employees were given full vesting and paid their accrued pension benefit.

         The valuations of the Company's pension benefit plans were performed as of October 1, 2001 and 2000. The plan assets are invested in common stocks, corporate bonds and notes, and guaranteed income contracts purchased from insurance companies.

         The key actuarial assumptions used to measure benefit obligations in the Company's pension plans were as follows: the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in 2001 and 7.50% in 2000; the rate of increase in future compensation levels was 5.75% in both years; and the expected long-term rate of return on plan assets was 9.0% for both years.

         In addition to the qualified plans outlined above, the Company sponsors a supplementary pension plan that provides benefits in excess of qualified plan limitations for certain employees. The unfunded, accrued liability for this plan was $1,741 and $1,467 at December 31, 2001 and 2000, respectively.

         The Company also has a savings plan for its U.S. personnel. The Company makes annual contributions in an amount equal to an employee's contributions up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $1,223 in 2001, $1,349 in 2000 and $1,361 in 1999. The Company also has a deferred compensation plan and a 401(k) restoration plan for its executives.

         The foreign pension plans, which are not subject to ERISA, are funded using individual annuity contracts and, therefore, are not included in the information reflected above.

(11)     STOCK OPTION PLANS

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123 (FAS 123), "Accounting for Stock-Based Compensation," but applies the intrinsic value-based method in accordance with Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Because the exercise price of each option granted equals the market price of the Company's common stock at the date of grant, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined using the fair value method of accounting described in FAS 123, the Company's net income would have been changed to the pro forma amounts indicated below:

------------------------------------------------------------------------
                                              2001      2000     1999
------------------------------------------------------------------------
Net income:                  As reported  $ 13,231  $ 326,237  $ 22,234
                               Pro forma  $ 12,579  $ 325,557  $ 21,188

Basic earnings per share:    As reported  $   0.47  $   11.85  $   0.83
                               Pro forma  $   0.45  $   11.83  $   0.79

Diluted earnings per share:  As reported  $   0.43  $   10.90  $   0.82
                               Pro forma  $   0.41  $   10.87  $   0.78
------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

-------------------------------------------------------------------
                                         2001     2000     1999
-------------------------------------------------------------------
Risk-free interest rate                  5.1%     6.4%     4.9%
Expected life of option                 6 yrs.   7 yrs.   6 yrs.
Expected dividend yield of stock         1.1%     1.0%     2.6%
Expected volatility of stock              52%      50%      45%
-------------------------------------------------------------------

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

         These plans are expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire. Changes in options outstanding are summarized as follows:

-----------------------------------------------------------------------------------------------------------------------
                                         December 31, 2001         December 31, 2000           December 31, 1999
                                      ---------------------------------------------------------------------------------
                                                      Weighted                   Weighted                   Weighted
Expired Stock Option Plans                            Average                    Average                    Average
                                                      Exercise                   Exercise                   Exercise
                                        Shares         Price     Shares           Price      Shares          Price
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1         3,680,717   $    1.94     1,478,256    $    9.91     1,722,305    $    9.48
Adjustment due to equity restructuring           -           -     4,100,584            -             -            -
Exercised                               (1,107,934)       1.74    (1,835,392)        3.88      (182,424)        5.19
Cancelled                                  (41,746)       1.78       (62,731)        5.81       (61,625)       11.71
                                       ------------             -------------               ------------
Options outstanding at December 31       2,531,037        2.03     3,680,717         1.94     1,478,256         9.91
                                       ============             =============               ============
Options exercisable at December 31       1,981,388                 2,558,277                    974,832
                                       ============             =============               ============
Shares available for future grant at
December 31                                      -                         -                          -
                                       ============             =============               ============
-----------------------------------------------------------------------------------------------------------------------

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1998 Long-Term Incentive Plan

         The Company reserved 2,900,000 shares of its common stock (after adjustment for the equity restructuring related to the sale of the absorbent polymers segment) for issuance to its officers, directors and key employees. This plan provides for the award of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. To date, only nonqualified stock options have been awarded. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value of the underlying common stock at the time of grant. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Compensation Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company. Changes in options outstanding are summarized as follows:

-----------------------------------------------------------------------------------------------------------------------
                                         December 31, 2001        December 31, 2000         December 31, 1999
                                      ---------------------------------------------------------------------------------
                                                     Weighted                  Weighted                  Weighted
1998 Long-Term Incentive Plan                        Average                   Average                   Average
                                                     Exercise                  Exercise                  Exercise
                                        Shares        Price      Shares         Price      Shares         Price
-----------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1        1,574,447   $    2.10      312,845    $    9.64       20,000    $   14.06
Adjustment due to equity restructuring          -           -    1,117,187
Granted                                   326,050        4.95      288,500         3.88      306,000         9.33
Exercised                                (156,852)       1.75      (93,844)        5.51            -            -
Cancelled                                 (50,483)       2.85      (50,241)        6.02      (13,155)        9.00
                                       -----------              -----------               -----------
Options outstanding at December 31      1,693,162        2.66    1,574,447         2.10      312,845         9.64
                                       ===========              ===========               ===========
Options exercisable at December 31        394,273                   48,214                     5,600
                                       ===========              ===========               ===========
Shares available for future grant at
December 31                               956,142                  231,709                 1,587,155
                                       ===========              ===========               ===========
-----------------------------------------------------------------------------------------------------------------------

         All Stock Option Plans

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------
                                                               Options Outstanding          Options Exercisable
                                      ---------------------------------------------------------------------------------
                                                             Weighted
            Range of exercise prices                          Average        Weighted                Weighted
                                                  Number     Remaining        Average     Number      Average
                                                   of        Contractual     Exercise       Of       Exercise
                                                  Shares     Life (Yrs.)      Price       Shares      Price
-----------------------------------------------------------------------------------------------------------------------
$                   0.455      -     $   1.568    1,233,782         5.96   $    1.526      630,312   $    1.485
                    1.786      -         2.062    1,168,746         4.25        1.985      987,577        1.971
                    2.091      -         2.381    1,142,307         5.43        2.294      698,078        2.300
                    2.450      -         5.000      679,364         8.61        4.170       59,694        2.450
                                                 ----------                             ----------
                             Total                4,224,199         5.77        2.286    2,375,661        1.951
                                                 ==========                             ==========
-----------------------------------------------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 (12)    ACCRUED LIABILITIES

         Accrued liabilities at December 31 consisted of:

------------------------------------------------------
                             2001          2000
------------------------------------------------------
Accrued severance taxes    $    2,329    $    2,062
Accrued employee costs          4,326         3,675
Accrued vacation pay            1,438         1,446
Accrued bonus                   3,655         2,403
Accrued commissions             1,738         1,712
Other                           8,358         9,981
                          -----------   -----------
                           $   21,844    $   21,279
                          ===========   ===========
------------------------------------------------------

(13)     CONTINGENCIES

         The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

(14)     QUARTERLY RESULTS (UNAUDITED)

         Unaudited summarized results for each quarter in 2001 and 2000 are as follows:

--------------------------------------------------------------------------------------------------------
                                                                      2001 Quarter
                                              ----------------------------------------------------------
                                                 First         Second        Third         Fourth
--------------------------------------------------------------------------------------------------------
Minerals                                        $   38,837    $   36,437    $   38,205    $   36,466
Environmental                                       20,113        27,576        30,549        25,528
Transportation                                       7,562         8,513         8,832         8,226
Intersegment shipping                               (2,134)       (2,855)       (3,468)       (3,099)
                                               ------------  ------------  ------------  ------------
     Net sales                                  $   64,378    $   69,671    $   74,118    $   67,121
                                               ============  ============  ============  ============
Minerals                                        $    6,821    $    7,021    $    6,890    $    6,857
Environmental                                        7,436         8,764        10,268         8,728
Transportation                                         803           904           954           859
                                               ------------  ------------  ------------  ------------
     Gross profit                               $   15,060    $   16,689    $   18,112    $   16,444
                                               ============  ============  ============  ============
Minerals                                        $    3,677    $    3,653    $    3,528    $    3,839
Environmental                                        2,680         4,052         5,374         3,048
Transportation                                         307           362           405           289
Corporate                                           (3,530)       (3,170)       (2,949)       (3,000)
                                               ------------  ------------  ------------  ------------
     Operating profit                           $    3,134    $    4,897    $    6,358    $    4,176
                                               ============  ============  ============  ============
Income (loss) from continuing operations        $    3,054    $    2,963    $    4,345    $    2,776
                                               ============  ============  ============  ============
Discontinued operations and extraordinary loss  $     (324)   $       44    $     (257)   $      630
                                               ============  ============  ============  ============
Net income (loss)                               $    2,730    $    3,007    $    4,088    $    3,406
                                               ============  ============  ============  ============
Basic earnings (loss) per share                 $     0.09    $     0.11    $     0.15    $     0.12
                                               ============  ============  ============  ============
Diluted earnings (loss) per share               $     0.08    $     0.10    $     0.14    $     0.11
                                               ============  ============  ============  ============
--------------------------------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------------
                                                                        2000 Quarter
                                              ----------------------------------------------------------
                                                 First          Second        Third         Fourth
--------------------------------------------------------------------------------------------------------
Minerals                                        $   42,718    $    41,574    $   39,242    $   39,940
Environmental                                       19,281         26,402        29,598        22,729
Transportation                                       7,935          8,597         8,832         8,672
Intersegment shipping                               (2,269)        (3,067)       (3,293)       (2,749)
                                               ------------  -------------  ------------  ------------
     Net sales                                  $   67,665    $    73,506    $   74,379    $   68,592
                                               ============  =============  ============  ============
Minerals                                        $    9,000    $     8,493    $    7,998    $    8,385
Environmental                                        6,433          8,205         9,460         6,832
Transportation                                         838            928           939           887
                                               ------------  -------------  ------------  ------------
     Gross profit                               $   16,271    $    17,626    $   18,397    $   16,104
                                               ============  =============  ============  ============
Minerals                                        $    6,000    $     5,277    $    4,774    $    5,245
Environmental                                        1,848          3,294         4,904         1,548
Transportation                                         323            406           396           352
Corporate                                           (3,984)        (3,682)       (5,003)       (3,728)
                                               ------------  -------------  ------------  ------------
     Operating profit                           $    4,187    $     5,295    $    5,071    $    3,417
                                               ============  =============  ============  ============
Income from continuing operations               $    3,022    $     5,412    $    5,562    $    4,539
                                               ============  =============  ============  ============
Discontinued operations and extraordinary loss  $    2,715    $   316,458    $   (2,438)   $   (9,033)
                                               ============  =============  ============  ============
Net income (loss)                               $    5,737    $   321,870    $    3,124    $   (4,494)
                                               ============  =============  ============  ============
Basic earnings (loss) per share                 $     0.21    $     11.71    $     0.11    $    (0.18)
                                               ============  =============  ============  ============
Diluted earnings (loss) per share               $     0.20    $     10.76    $     0.10    $    (0.16)
                                               ============  =============  ============  ============
--------------------------------------------------------------------------------------------------------

         The sum of earnings per share for the 2000 quarters does not equal the full year amount due to rounding and the impact of changes in the average shares outstanding.

 (15)    BUSINESS REALIGNMENT AND OTHER CHARGES

         During 2000, the Company engaged an investment banking firm to help management evaluate various strategic options to enhance shareholder value. The Company engaged in significant discussions regarding the disposition of its businesses, including the sale of certain parts and the potential spin-off of the Nanocor, Inc. subsidiary. In the process, the Company incurred approximately $2,400 in professional fees. These expenses have been included as a component of business realignment and other charges.

         As a result of the poor operating performance of some of the Company's subsidiaries, recoverability of their long-lived assets was assessed. That assessment indicated certain intangibles and fixed assets would not be recovered through future undiscounted cash flows expected to be generated by their operations. As a result, asset impairment charges were recorded in 1999. Details of the components of the charges are contained in the table below. The assets were written down to fair value as estimated by discounting expected future cash flows using an incremental borrowing rate.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The business realignment and other charges included the following:

-----------------------------------------------------------------------------------------------------
                                                                             2000         1999
-----------------------------------------------------------------------------------------------------
Expenses associated with business realignment activities                    $   2,357    $        -
Write-down of goodwill and asset impairments                                        -         9,470
Write-down of assets associated with the Norwegian environmental business           -         2,105
                                                                           ----------   -----------
     Amount charged to operating profit                                         2,357        11,575
Income tax benefit associated with the above                                      907         3,330
                                                                           ----------   -----------
     Impact on income from continuing operations                            $   1,450    $    8,245
                                                                           ==========   ===========
Diluted earnings per share impact                                           $    0.05    $     0.30
                                                                           ==========   ===========
-----------------------------------------------------------------------------------------------------

                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                     ----------------------------
                                                                     Charged                             Balance
                                         Balance at    Charged to   (credited)                           at end
                                         beginning     costs and     to other        Other charges         of
Year               Description            of year       expenses    account/(2)/    add (deduct)/(1)/     year
-------------------------------------------------------------------------------------------------------------------
2001  Allowance for doubtful accounts   $     2,232   $       929   $          -    $     (1,034)       $  2,127
                                       ============  ============  =============   ==============      =========
2000  Allowance for doubtful accounts   $     2,415   $       946   $       (353)   $       (776)       $  2,232
                                       ============  ============  =============   ==============      =========
1999  Allowance for doubtful accounts   $     1,551   $     2,512   $          -    $     (1,648)       $  2,415
                                       ============  ============  =============   ==============      =========
-------------------------------------------------------------------------------------------------------------------

___________

/(1)/    Bad debts written off.
/(2)/    Disposition of business units.

                              SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2002

                                      AMCOL INTERNATIONAL CORPORATION

                                      By: /s/ Lawrence E. Washow
                                          -------------------------------------
                                          Lawrence E. Washow
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hughes                                                  March 20, 2002
-------------------------------------------------
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow                                           March 20, 2002
-------------------------------------------------
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Gary L. Castagna                                             March 20, 2002
-------------------------------------------------
Gary L. Castagna
Senior Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ C. Eugene Ray                                                March 20, 2002
-------------------------------------------------
C. Eugene Ray
Director

/s/ Jay D. Proops                                                March 20, 2002
-------------------------------------------------
Jay D. Proops
Director

/s/ Robert E. Driscoll, III                                      March 20, 2002
-------------------------------------------------
Robert E. Driscoll, III
Director

/s/ Clarence O. Redman                                           March 20, 2002
-------------------------------------------------
Clarence O. Redman
Director

/s/ Arthur Brown                                                 March 20, 2002
-------------------------------------------------
Arthur Brown
Director

/s/ Dale E. Stahl                                                March 20, 2002
-------------------------------------------------
Dale E. Stahl
Director

/s/ Audrey L. Weaver                                             March 20, 2002
-------------------------------------------------
Audrey L. Weaver
Director

/s/ Paul C. Weaver                                               March 20, 2002
-------------------------------------------------
Paul C. Weaver
Director

                          INDEX TO EXHIBITS

Exhibit
Number
-------

   3.1 Restated Certificate of Incorporation of the Company /(5)/, as amended /(10)/, as amended /(16)/
   3.2     Bylaws of the Company /(10)/
   4 Article Four of the Company's Restated Certificate of Incorporation /(5)/, as amended /(16)/
   10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan /(1)/; as amended /(3)/
   10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; /(1)/ First Amendment dated June 2, 1994 /(8)/; Second Amendment dated June 2, 1997 /(13)/
   10.4 AMCOL International Corporation 1987 Non-Qualified Stock Option Plan /(2)/; as amended /(6)/
   10.7 Change in Control Agreement dated September 20, 2000, by and between Registrant and Lawrence E. Washow /(21)/
   10.8 Change in Control Agreement dated September 22, 2000, by and between Registrant and Peter L. Maul /(21)/
   10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan /(4)/; as amended /(6)/
   10.10 AMCOL International Corporation 1993 Stock Plan, as amended and restated /(10)/
   10.11 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994 /(7)/; First Amendment to Credit Agreement dated September 25, 1995 /(9)/, Second Amendment to Credit Agreement dated March 28, 1996 (-), Third Amendment to Credit Agreement dated September 12, 1996 /(11)/, Fourth Amendment to Credit Agreement dated December 15, 1998 /(18)/ and Fifth Amendment to Credit Agreement dated May 26, 2000 /(20)/
   10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan /(15)/, as amended /(22)/
   10.16 Change in Control Agreement dated September 21, 2000, by and between Registrant and Ryan F. McKendrick /(21)/
   10.17 Asset and Stock Purchase Agreement dated November 22, 1999 by and between the Registrant and BASF Aktiengesellschaft /(19)/
   10.18 Change in Control Agreement dated September 28, 2000, by and between Registrant and Frank B. Wright, Jr. /(21)/
   10.19 Change in Control Agreement dated September 22, 2000, by and between Registrant and Gary D. Morrison /(21)/
   10.24 Special Retention Agreement dated September 18, 2000, by and between Registrant and Peter L. Maul ** /(21)/
   10.25 Change of Control Agreement dated May 17, 2001, by and between Registrant and Gary Castagna /(23)/
   21      Subsidiary List
   23      Consent of KPMG LLP
   27      Financial Data Schedule

   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to
           Item 14(c) of Form 10-K.

   ** Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

-----------------------------------
   /(1)/ Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
   /(2)/ Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
   /(3)/ Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
   /(4)/ Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
   /(5)/ Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
   /(6)/ Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
   /(7)/ Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
   /(8)/ Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
   /(9)/ Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
   /(10)/ Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
   /(11)/ Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
   /(13)/ Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.

   /(15)/ Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission June 4, 1998.
   /(16)/ Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
   /(18)/ Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1999.
   /(19)/ Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.
   /(20)/ Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2000.
   /(21)/ Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2000.
   /(22)/ Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
   /(23)/ Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2001, as amended, filed August 15, 2001.