Form 10-Q
period 2002-03-31
AMCOL INTERNATIONAL CORP
filed 2002-05-15
CIK 813621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2002
                               ----------------------------------------------
                                       or

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------      -----------------------

Commission file number                      0-15661
                        -------------------------------------------------------

                         AMCOL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 36-0724340
---------------------------------------   --------------------------------------
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

Yes     x          No
    ---------         ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at May 7, 2002
------------------------------------         -----------------------------------
   (Common stock, $.01 par value)                         28,519,982

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information
------------------------------

     Item 1  Financial Statements
             Condensed Consolidated Balance Sheets -
             March 31, 2002 and December 31, 2001                              1

             Condensed Consolidated Statements of Operations -
             three months ended March 31, 2002 and 2001                        2

             Condensed Consolidated Statements of Comprehensive Income -
             three months ended March 31, 2002 and 2001                        4

             Condensed Consolidated Statements of Cash Flows -
             three months ended March 31, 2002 and 2001                        5

             Notes to Condensed Consolidated Financial Statements              6


     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              10

     Item 3  Quantitative and Qualitative Disclosures About Market Risk       14

Part II - Other Information
---------------------------

     Item 6  Exhibits and Reports on Form 8-K                                 14

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

---------------------------------------------------------------------------------------
                ASSETS                                         March 31,   December 31,
                                                                 2002         2001
                                                             (unaudited)
---------------------------------------------------------------------------------------
Current assets:

    Cash                                                       $   8,503    $  10,320
    Accounts receivable, net                                      40,473       43,641
    Inventories                                                   34,600       34,593
    Prepaid expenses                                               4,582        4,419
    Net current assets of discontinued operations                    798          798
    Current deferred tax assets                                    4,288        4,286
    Income taxes receivable                                        3,010        3,120
                                                               ---------    ---------
       Total current assets                                       96,254      101,177
                                                               ---------    ---------

Investment in and advances to joint ventures                      13,423       13,219
                                                               ---------    ---------

Property, plant, equipment, and mineral rights and reserves:
    Land and mineral rights and reserves                           8,994        9,293
    Depreciable assets                                           184,214      181,120
                                                               ---------    ---------
                                                                 193,208      190,413
    Less: accumulated depreciation                               121,879      118,065
                                                               ---------    ---------
                                                                  71,329       72,348
                                                               ---------    ---------
Other assets:
    Goodwill and other intangible assets, net                        368          403
    Long-term prepayments and other assets                         7,503        4,410
    Net non-current assets of discontinued operations                311          311
    Deferred tax assets                                            4,437        4,462
                                                               ---------    ---------
                                                                  12,619        9,586
                                                               ---------    ---------
                                                               $ 193,625    $ 196,330
                                                               =========    =========
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY                        March 31,   December 31,
                                                                 2002         2001
---------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable                                           $   7,782    $   9,239
    Accrued liabilities                                           18,017       21,844
                                                               ---------    ---------
       Total current liabilities                                  25,799       31,083
                                                               ---------    ---------

Long-term debt                                                    15,458       13,245
                                                               ---------    ---------

Minority interests in subsidiaries                                   775          523
Other liabilities                                                 11,389       10,752
                                                               ---------    ---------
                                                                  12,164       11,275
                                                               ---------    ---------
Stockholders' equity:
    Common stock                                                     320          320
    Additional paid in capital                                    70,286       71,905
    Retained earnings                                             91,122       91,018
    Cumulative other comprehensive loss                           (3,072)      (2,688)
                                                               ---------    ---------
                                                                 158,656      160,555
Less:
    Treasury stock                                                18,452       19,828
                                                               ---------    ---------
                                                                 140,204      140,727
                                                               ---------    ---------
                                                               $ 193,625    $ 196,330
                                                               =========    =========
---------------------------------------------------------------------------------------

Condensed from audited financial statements.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                        2002        2001
------------------------------------------------------------------------------------------
Continuing Operations
Net sales                                                             $ 57,341    $ 64,378
Cost of sales                                                           44,688      49,321
                                                                      --------    --------
    Gross profit                                                        12,653      15,057
General, selling and administrative expenses                            12,030      11,923
                                                                      --------    --------
    Operating profit                                                       623       3,134
                                                                      --------    --------
Other income (expense):
    Investment income                                                       --       2,150
    Change in value of interest rate swap                                   --        (316)
    Interest expense, net                                                  (92)       (771)
    Other, net                                                             (30)         75
                                                                      --------    --------
                                                                          (122)      1,138
                                                                      --------    --------
    Income before income taxes and equity
        in income of joint ventures                                        501       4,272
Income tax expense                                                         176       1,350
                                                                      --------    --------
    Income before equity in income of
        joint ventures                                                     325       2,922
Income from joint ventures                                                 204         132
Minority interest in net loss of subsidiary                                  3          --
                                                                      --------    --------
    Income from continuing operations                                      532       3,054
                                                                      --------    --------

Discontinued Operations
Loss from operations (net of income taxes)                                  --        (142)
                                                                      --------    --------
Cummulative effect of change in accounting principle (net of taxes)         --        (182)
                                                                      --------    --------
Net income                                                            $    532    $  2,730
                                                                      ========    ========
------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                           March 31,
                                                                       ------------------
                                                                       2002          2001
--------------------------------------------------------------------------------------------
Weighted average common shares outstanding                          28,454,530    28,664,185
                                                                   ===========   ===========
Weighted average common and common equivalent shares outstanding    30,921,786    31,221,631
                                                                   ===========   ===========

Basic earnings (loss) per share:
    Continuing operations                                          $      0.02   $      0.11
                                                                   -----------   -----------
    Discontinued operations - loss from operations                          --         (0.01)
                                                                   -----------   -----------

    Cummulative effect of change in accounting principle                    --         (0.01)
                                                                   -----------   -----------
    Net income                                                     $      0.02   $      0.09
                                                                   ===========   ===========

Diluted earnings (loss) per share:
    Continuing operations                                          $      0.02   $      0.10
                                                                   -----------   -----------
    Discontinued operations - loss from operations                          --         (0.01)
                                                                   -----------   -----------

    Cummulative effect of change in accounting principle                    --         (0.01)
                                                                   -----------   -----------
    Net income                                                     $      0.02   $      0.08
                                                                   ===========   ===========

Dividends declared per share                                       $     0.015   $     0.010
                                                                   ===========   ===========
--------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

-------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                           2002           2001
-------------------------------------------------------------------------------
Net income                                                $   532       $ 2,730
Other comprehensive income (loss):
    Foreign currency translation adjustment                  (384)       (2,684)
                                                          -------       -------
Comprehensive income                                      $   148       $    46
                                                          =======       =======
-------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

-----------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ----------------------
                                                                                        2002         2001
-----------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
    Income from continuing operations                                                $     532    $   3,054
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation, depletion, and amortization                                        4,152        4,185
        Change in value of interest rate swap                                               --          316
        Other                                                                              903          188
        Decrease in current assets                                                       2,866        4,790
        Decrease in current liabilities                                                 (5,285)      (4,207)
                                                                                     ---------    ---------
                Net cash provided by operating activities of continuing operations       3,168        8,326
                                                                                     ---------    ---------

                Net cash used in discontinued operations                                    --       (1,448)
                                                                                     ---------    ---------
Cash flow from investing activities:
    Tax payments related to the absorbent polymers segment sale                             --     (125,477)
    Acquisition of land, mineral reserves, and depreciable assets                       (3,366)      (1,382)
    Other                                                                               (3,412)      (2,088)
                                                                                     ---------    ---------
              Net cash used in investing activities                                     (6,778)    (128,947)
                                                                                     ---------    ---------
Cash flow from financing activities:
    Net change in outstanding debt                                                       2,213        3,252
    Proceeds from sales of treasury stock                                                  877        1,200
    Purchases of treasury stock                                                         (1,120)      (5,119)
    Cummulative effect of change in accounting principle (net of tax)                       --         (182)
    Dividends paid                                                                        (429)        (288)
    Other                                                                                  252           --
                                                                                     ---------    ---------
            Net cash provided by (used in) financing activities                          1,793       (1,137)
                                                                                     ---------    ---------
Net decrease in cash and cash equivalents                                               (1,817)    (123,206)
Cash and cash equivalents at beginning of period                                        10,320      176,750
                                                                                     ---------    ---------
Cash and cash equivalents at end of period                                           $   8,503    $  53,544
                                                                                     =========    =========
Supplemental disclosures of cash flow information:
Cash paid for:
    Interest                                                                         $   1,074    $     753
                                                                                     =========    =========
    Income taxes                                                                     $   1,569    $ 126,157
                                                                                     =========    =========
-----------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1:  BASIS OF PRESENTATION

         The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2001, has been prepared by management and are unaudited. The condensed consolidated balance sheet as of December 31, 2001, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2001. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2001 Form 10-K which accompanies the 2001 Corporate Report.

         The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

         Certain items in the 2001 condensed consolidated financial statements have been reclassified to comply with the presentation for 2002.

Note 2:  INVENTORIES

         Inventories at March 31, 2002 have been valued using the same methods as at December 31, 2001. The composition of inventories at March 31, 2002 and December 31, 2001, was as follows:

--------------------------------------------------------------------------------
                                                          March 31, December 31,
                                                            2002        2001
--------------------------------------------------------------------------------
Advance mining                                             $ 2,248    $ 1,872
Crude stockpile inventories                                 11,758     11,524
In-process inventories                                      12,692     11,498
Other raw material, container, and supplies inventories      7,902      9,699
                                                           -------    -------
                                                           $34,600    $34,593
                                                           =======    =======
--------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
                                                                                March 31,
                                                                         -----------------------
                                                                            2002         2001
------------------------------------------------------------------------------------------------
Weighted average of common shares outstanding                            28,454,530   28,664,185
Dilutive impact of stock options                                          2,467,256    2,557,446
                                                                         ----------   ----------
Weighted average of common and common equivalent shares for the period   30,921,786   31,221,631
                                                                         ==========   ==========
Common shares outstanding                                                28,555,026   27,892,306
                                                                         ==========   ==========
------------------------------------------------------------------------------------------------

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         The following summaries set forth certain financial information by business segment as of and for the three months ended March 31, 2002 and 2001.

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                     ---------------------------
                                                        2002            2001
--------------------------------------------------------------------------------
Business Segment:
    Revenues:
            Minerals                                 $  33,690        $  38,837
            Environmental                               18,493           20,113
            Transportation                               7,384            7,562
            Intersegment shipping                       (2,226)          (2,134)
                                                     ---------        ---------
                Total                                $  57,341        $  64,378
                                                     =========        =========

    Operating profit (loss):
            Minerals                                 $   2,217        $   3,677
            Environmental                                  939            2,680
            Transportation                                 226              307
            Corporate                                   (2,759)          (3,530)
                                                     ---------        ---------
                Total                                $     623        $   3,134
                                                     =========        =========

                                                March 31, 2002 December 31, 2001
                                                ============== =================
    Assets:
            Minerals                                 $ 105,985        $ 106,391
            Environmental                               60,788           65,216
            Transportation                               1,830            1,282
            Corporate                                   23,913           22,332
            Discontinued operations                      1,109            1,109
                                                     ---------        ---------
                Total                                $ 193,625        $ 196,330
                                                     =========        =========
--------------------------------------------------------------------------------

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

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and for Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. It is the Company's judgement that SFAS No. 133 requires the Company to record the change in value of this agreement in its operating results in the period of change. Accordingly, the Company recognized the fair value of the swap and the option as of January 1, 2001 by recording the cumulative effect of a change in accounting principle in the amount of $182 (net of the related income tax benefit of $115) in the accompanying condensed consolidated statements of operations. The change in the fair value of the swap and option during the period through March 31, 2001 of $316 has been reflected in operating results for the period.

Note 6:  DISCONTINUED OPERATIONS

         In 2000 the Company announced its intention to close its U.K. cat litter business. Certain assets used in the business were sold to various outside parties for cash proceeds of $720. The closure was completed in 2001. The U.K. cat litter business was a component of the Company's minerals segment.

         The consolidated financial statements have been reclassified to report separately the net assets and operating results of the U.K. metalcasting and cat litter business for all periods presented.

Summary operating results for 2001 were as follows:

--------------------------------------------------------------------------------
                                                           Three Months Ended
   U.K. metalcasting and cat litter businesses                  March 31,
                                                           ------------------
                                                                  2001
--------------------------------------------------------------------------------
Net sales                                                       $ 2,800
Operating loss                                                     (359)
Income tax benefit                                                  (59)
Net loss                                                           (142)
--------------------------------------------------------------------------------

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

         Three Months Ended March 31 2002 vs. 2001
         -----------------------------------------

                  Net sales for the three month period were $57.3 million, which represented a decrease of $7.0 million, or 10.9% from 2001 levels. Approximately 73% of the decline was attributed to the lower pricing and volumes in the Company's domestic minerals business units. Lower sales in the environmental segment's offshore and European business units accounted for the remainder of the decrease.

                  Gross profit declined by $2.4 million, or 16.7%, to $12.7 million in the first quarter of 2002. Approximately 52% of the decline was attributed to the minerals segment and 48% to the environmental segment. Gross margin for the period was 22.1% compared to 23.4% in the previous year's period.

                  General, selling and administrative expenses remained relatively flat at $12.0 million. Increases in minerals, environmental and transportation segment expenses were offset by a decline in corporate costs. The Company increased its allocation of information technology expenses from its corporate segment to its operating segments in the 2002 period. This accounted for a majority of the decrease in corporate expenses.

                  Operating profit for the period was $623 thousand which was a decrease of $2.5 million, or approximately 80%, from the first quarter of 2001. The decline followed the decrease in sales and gross profit.

                  Investment income of $2.2 million in the first quarter of 2001 was attributed to the temporary investment of the remaining proceeds from the sale of the absorbent polymers segment which was sold in June 2000. The Company utilized these proceeds to reduce its long-term debt in September of 2001. Consequently, interest expense in the first quarter of 2002 declined by $679 thousand from the prior year quarter, or 88%, to $92 thousand. In the first quarter of 2001 the Company recorded a loss of $316 thousand due to the change in value of an interest rate swap contract. The loss was recognized under the new requirements of Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and for Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company also reported a loss on the cumulative effect of a change in accounting principle of $182 thousand in the first quarter of 2001 that was associated with implementation of this accounting pronouncement.

                  The loss from discontinued operations reported in the first quarter of 2001 reflects the net loss incurred, after income taxes, in the UK metalcasting and cat litter businesses. The UK metalcasting and cat litter businesses were disposed of in the fourth quarter and first quarter of 2001, respectively.

                  Net income for the first quarter of $532 thousand compared with $2.7 million in the prior year period. The decline was primarily attributed to lower operating profit in the current year period and the net interest income realized in the prior year period.

--------------------------------------------------------------------------------------
            Minerals                          Quarter Ended March 31,
                              --------------------------------------------------------
                                    2002              2001            2002 vs. 2001
----------------------------------------------- ------------------ -------------------
                                              (Dollars in Thousands)
----------------------------------------------- ------------------ -------------------
Product sales                 $31,060    92.2%   $33,868    87.2%
Shipping revenue                2,630     7.8%     4,969    12.8%
                              -------   -----    -------   -----
Net sales                      33,690   100.0%    38,837   100.0%    (5,147)   (13.3%)
                              -------   -----    -------   -----
Cost of sales - product        25,491    75.7%    27,047    69.6%
Cost of sales - shipping        2,630     7.8%     4,969    12.8%
                              -------   -----    -------   -----
Cost of sales                  28,121    83.5%    32,016    82.4%
                              -------   -----    -------   -----
  Gross profit                  5,569    16.5%     6,821    17.6%    (1,252)   (18.4%)

General, selling and
    administrative expenses     3,352     9.9%     3,144     8.1%       208      6.6%
                              -------   -----    -------   -----     ------
  Operating profit              2,217     6.6%     3,677     9.5%    (1,460)   (39.7%)

--------------------------------------------------------------------------------------

         The decrease in net sales was primarily attributed to lower pricing in the pet products business, lower shipments to the domestic oil drilling market and lower exports from the domestic minerals unit. Reduced gross profit from the prior year period was caused by the decrease in sales.

         General, selling and administrative expenses increased primarily due to increased information technology costs and increased research and market development costs associated with the segment's health and beauty solutions business.

---------------------------------------------------------------------------------------
        Environmental                         Quarter Ended March 31,
                              ---------------------------------------------------------
                                     2002                2001           2002 vs. 2001
------------------------------------------------ -------------------- -----------------
                                               (Dollars in Thousands)
------------------------------------------------ -------------------- -----------------
Product sales                 $17,220     93.1%   $18,869     93.8%
Shipping revenue                1,273      6.9%     1,244      6.2%
                              -------    -----    -------    -----
Net sales                      18,493    100.0%    20,113    100.0%    (1,620)    -8.1%
                              -------    -----    -------    -----
Cost of sales - product        10,919     59.0%    11,433     56.8%
Cost of sales - shipping        1,273      6.9%     1,244      6.2%
                              -------    -----    -------    -----
Cost of sales                  12,192     65.9%    12,677     63.0%
  Gross profit                  6,301     34.1%     7,436     37.0%    (1,135)   -15.3%
General, selling and
    administrative expenses     5,362     29.0%     4,756     23.6%       606     12.7%
                              -------    -----    -------    -----     ------
  Operating profit (loss)         939      5.1%     2,680     13.3%    (1,741)   -65.0%

---------------------------------------------------------------------------------------

         The decline in sales was associated with lower revenues from the segment's offshore and European business units. Gross profit decreased in conjunction with lower sales and higher unit production costs at the European business unit.

         General, selling and administrative expenses increased due to higher information technology costs, additional marketing and promotion costs, and increased research and development spending.

-------------------------------------------------------------------------------
       Transportation                     Quarter Ended March 31,
                            ---------------------------------------------------
                                 2002              2001           2002 vs. 2001
-------------------------------------------- ----------------- ----------------
                                           (Dollars in Thousands)
-------------------------------------------- ----------------- ----------------
Net sales                   $7,384   100.0%   $7,562   100.0%   $ (178)   (2.4%)
Cost of sales                6,601    89.4%    6,759    89.4%
                            ------   -----    ------   -----
  Gross profit                 783    10.6%      803    10.6%      (20)   (2.5%)
General, selling and
  administrative expenses      557     7.5%      496     6.6%       61    12.3%
                            ------   -----    ------   -----    ------
Operating profit               226     3.1%      307     4.1%      (81)  (26.4%)

-------------------------------------------------------------------------------

         Net sales declined due to lower customer shipments. Increased general, selling and administrative expenses were associated with higher information technology costs.

--------------------------------------------------------------------------------
                                                  Quarter Ended March 31,
                                         ---------------------------------------
                                           2002      2001        2002 vs. 2001
                                         -------- ----------- ------------------
                                                  (Dollars in Thousands)
------------------------------------------------- ----------- ------------------
Intersegment shipping sales              $(2,226)   $(2,134)
Intersegment shipping costs               (2,226)    (2,134)
                                         -------    -------
  Gross profit                                --         --
Corporate general, selling
  and administrative expenses              1,590      2,205      (615)   -27.9%
Nanocomposite business
  development expenses                     1,169      1,325      (156)   (11.8%)
                                         -------    -------      ----
Operating loss                            (2,759)    (3,530)      771    (21.8%)

--------------------------------------------------------------------------------

         Intersegment shipping sales and costs are related to billings from the transportation segment to the domestic minerals and environmental segments for services. These services are invoiced to the minerals and environmental segments at arms-length rates and those costs are subsequently charged to customers. Intersegment sales and costs reported above reflect the elimination of these transactions.

         Approximately 50% of the lower corporate administrative expenses in the current year period was associated with increased allocation of these costs to the minerals, environmental and transportation segments. The remaining decrease was attributed to lower personnel and legal costs.

         Nanocomposite business development expenses are comprised of production, research and development and marketing costs. The 11.8% reduction in expenses from the prior year quarter is associated with a restructuring of the business that was implemented in the second quarter of 2001.

Liquidity and Capital Resources
-------------------------------

         Working capital was $70.5 million as of March 31, 2002 compared to $70.0 million at December 31, 2001. The current ratio was 3.7-to-1 as of March 31, 2002 compared to 3.3-to-1 at December 31, 2001.

         For the three months ended March 31, 2002, cash flow from operating activities was $3.2 million compared to $8.3 million for the prior year period. Lower net income, a smaller decrease in current assets and a larger decrease in current liabilities in the current year period were the primary reasons for lower operating cash flow in the current year period. The Company invested $3.4 million in capital expenditures in the current year period compared to $1.4 million in the prior year period. A total of 175 thousand shares of the Company's common stock were repurchased at an aggregate value of $1.1 million under the plan authorized by the Company's board of directors in February 2001. Approximately $1.0 million remains in the stock repurchase authorization as of March 31, 2002. Dividends paid in the first quarter were $429 thousand. The Company received approximately $877 thousand from employees, directors and officers upon exercise of stock options granted under incentive and non-qualified plans.

         Outstanding debt as of March 31, 2002 was $15.5 million which was an increase of $2.2 million from December 31, 2001. Cash totaled $8.5 million compared to $10.3 million at December 31, 2001. Long-term debt represented 9.9% of total capitalization as of March 31, 2002 compared to 8.6% as of December 31, 2001.

         The Company has a revolving credit facility of $125 million with financial institutions that matures in October 2003. As of March 31, 2002 the Company had approximately $110 million in unused, committed credit lines. The credit facilities combined with funds generated from operations are expected to be adequate to fund capital expenditures and other investments approved by the board of directors at this time.

New Accounting Pronouncements
-----------------------------

         In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets, was issued. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, will no longer be amortized, but should be tested for impairment at least annually. Identified intangible assets will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test will be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test must also performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 had no impact on the financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 Management is currently evaluating the impact of the adoption of SFAS 143 on the Company's consolidated financial statements.

Forward-Looking Statements
--------------------------

         Certain statements made from time-to-time by the Company; including statements in the Management's Discussion and Analysis section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to the Company or its operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, and expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including, but not limited to, the actual growth in the Company's various markets, utilization of the Company's plants, competition in our business segments, operating costs, weather, currency exchange rates, currency devaluations, delays in development, production and marketing of new products, integration of acquired businesses, and other factors detailed from time-to-time in AMCOL's annual report and other reports filed with the Securities and Exchange Commission.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

         The information required by this item is provided in Footnote 5 "Derivative" under Item 1. There have been no material changes in the company's market risk during the three months ended March 31, 2002. See disclosures as of December 31, 2001 in the Form 10-K, Item 7A.

                           PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a) See Index to Exhibits immediately following the signature page.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMCOL INTERNATIONAL CORPORATION



Date:        May 7, 2002      /s/ Lawrence E. Washow
         ---------------      --------------------------------------------------
                                    Lawrence E. Washow
                                    President and Chief Operating Officer

Date:        May 7, 2002      /s/ Gary L. Castagna
         ---------------      --------------------------------------------------
                                    Gary L. Castagna
                                    Senior Vice President and Chief Financial
                                       Officer and Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number
------

3.1      Restated Certificate of Incorporation of the Company (5), as amended
         (10), as amended (16)
3.2      Bylaws of the Company (10)
4        Article Four of the Company's Restated Certificate of Incorporation
         (5), as amended (16)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4     AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
         (2); as amended (6)
10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.10 AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
10.11 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994 (7); First Amendment to Credit Agreement dated September 25, 1995
         (9), Second Amendment to Credit Agreement dated March 28, 1996 (-), Third Amendment to Credit Agreement dated September 12, 1996 (11), Fourth Amendment to Credit Agreement dated December 15, 1998 (18) and Fifth Amendment to Credit Agreement dated May 26, 2000 (20)
10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15), as amended (21)
10.17 Asset and Stock Purchase Agreement dated November 22, 1999 by and between the Registrant and BASF Aktiengesellschaft (19)
10.26 Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison.
10.27 Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul.
10.28 Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna.
10.29 Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick.
10.30 Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow.
** Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

--------------------
(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(18) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1999.

(19) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.
(20) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2000.
(21) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.