Form 10-Q
period 2002-06-30
AMCOL INTERNATIONAL CORP
filed 2002-08-14
CIK 813621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number 0-15661

                         AMCOL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                       36-0724340
  (State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)

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

Yes [x] No [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                                 August 2, 2002
(Common stock, $.01 par value)                                      27,752,146

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                Page No.
                                                                                --------
Part I - Financial Information
         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets -
                  June 30, 2002 and December 31, 2001                              1

                  Condensed Consolidated Statements of Operations -
                  three and six months ended June 30, 2002 and 2001                2

                  Condensed Consolidated Statements of Comprehensive Income -
                  three and six months ended June 30, 2002 and 2001                4

                  Condensed Consolidated Statements of Cash Flows -
                  six months ended June 30, 2002 and 2001                          5

                  Notes to Condensed Consolidated Financial Statements             6

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             11

         Item 3   Quantitative and Qualitative Disclosures About Market Risk      19

Part II - Other Information

         Item 4   Submission of Matters to a Vote of Security Holders             19

         Item 6   Exhibits and Reports on Form 8-K                                19

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

-----------------------------------------------------------------------------------------
                                                                 June 30,    December 31,
                            ASSETS                                 2002          2001
                                                               (unaudited)        *
-----------------------------------------------------------------------------------------
Current assets:
   Cash                                                          $  7,705      $ 10,320
   Accounts receivable, net                                        55,973        43,641
   Inventories                                                     38,337        34,593
   Prepaid expenses                                                 6,559         4,419
   Net current assets of discontinued operations                       --           798
   Current deferred tax assets                                      3,848         4,286
   Income taxes receivable                                          1,190         3,120
                                                                 --------      --------
      Total current assets                                        113,612       101,177
                                                                 --------      --------
Investment in and advances to joint ventures                       13,665        13,219
                                                                 --------      --------

Property, plant, equipment, and mineral rights and reserves:
   Land and mineral rights and reserves                             9,739         9,293
   Depreciable assets                                             199,741       181,120
                                                                 --------      --------
                                                                  209,480       190,413
   Less: accumulated depreciation                                 126,446       118,065
                                                                 --------      --------
                                                                   83,034        72,348
                                                                 --------      --------
Other assets:
   Goodwill                                                         4,146           193
   Intangible assets, net                                             370           210
   Long-term prepayments and other assets                           8,916         4,410
   Net non-current assets of discontinued operations                   --           311
   Deferred tax assets                                              4,627         4,462
                                                                 --------      --------
                                                                   18,059         9,586
                                                                 --------      --------
                                                                 $228,370      $196,330
                                                                 ========      ========
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
                                                                 June 30,    December 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY                     2002          2001
                                                               (unaudited)         *
-----------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                              $ 14,119      $  9,239
   Accrued liabilities                                             21,989        21,844
                                                                 --------      --------
      Total current liabilities                                    36,108        31,083
                                                                 --------      --------

Long-term debt                                                     35,096        13,245
                                                                 --------      --------
Minority interests in subsidiaries                                    767           523
Other liabilities                                                  12,017        10,752
                                                                 --------      --------
                                                                   12,784        11,275
                                                                 --------      --------
Stockholders' equity:
   Common stock                                                       320           320
   Additional paid in capital                                      69,764        71,905
   Retained earnings                                               94,618        91,018
   Accumulated other comprehensive income(loss)                       242        (2,688)
                                                                 --------      --------
                                                                  164,944       160,555
Less:
   Treasury stock                                                  20,562        19,828
                                                                 --------      --------
                                                                  144,382       140,727
                                                                 --------      --------
                                                                 $228,370      $196,330
                                                                 ========      ========
-----------------------------------------------------------------------------------------

* Condensed from audited financial statements.
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

-------------------------------------------------------------------------------------------------
                                                           Six Months Ended    Three Months Ended
                                                               June 30,             June 30,
                                                         ----------------------------------------
                                                           2002       2001        2002      2001
-------------------------------------------------------------------------------------------------
Continuing Operations
Net sales                                                $135,876   $134,051    $78,535   $69,673
Cost of sales                                             103,955    102,304     59,267    52,986
                                                         --------   --------    -------   -------
   Gross profit                                            31,921     31,747     19,268    16,687
General, selling and administrative expenses               25,143     23,716     13,113    11,790
                                                         --------   --------    -------   -------
   Operating profit                                         6,778      8,031      6,155     4,897
                                                         --------   --------    -------   -------
Other income (expense):
   Investment income                                           --      2,579         --       429
   Change in value of interest rate swap                       --       (316)        --        --
   Interest expense, net                                     (240)    (1,654)      (148)     (883)
   Other, net                                                 (77)        (4)       (47)      (79)
                                                         --------   --------    -------   -------
                                                             (317)       605       (195)     (533)
                                                         --------   --------    -------   -------
   Income before income taxes and equity
      in income of joint ventures                           6,461      8,636      5,960     4,364
Income tax expense                                          2,325      2,862      2,149     1,512
                                                         --------   --------    -------   -------
   Income before equity in income of
      joint ventures                                        4,136      5,774      3,811     2,852
Income from joint ventures                                    447        243        243       111
Minority interest in net loss of subsidiary                    11         --          8        --
                                                         --------   --------    -------   -------
   Income from continuing operations                        4,594      6,017      4,062     2,963
                                                         --------   --------    -------   -------
Discontinued Operations
   Income (loss) from operations (net of income taxes)         --        (98)        --        44
                                                         --------   --------    -------   -------
Cummulative effect of change in accounting principle
(net of taxes)                                                 --       (182)        --        --
                                                         --------   --------    -------   -------
Net income                                               $  4,594   $  5,737    $ 4,062   $ 3,007
                                                         ========   ========    =======   =======
-------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                        Six Months Ended           Three Months Ended
                                                                            June 30,                    June 30,
                                                                   -----------------------------------------------------
                                                                       2002         2001           2002          2001
------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                          28,416,239    28,212,303    28,378,373    27,765,386
                                                                   ===========   ===========   ===========   ===========
Weighted average common and common equivalent shares outstanding    30,688,126    30,850,945    30,559,763    30,638,342
                                                                   ===========   ===========   ===========   ===========

Basic earnings (loss) per share:

   Continuing operations                                           $      0.16   $      0.21   $      0.14   $      0.11
                                                                   -----------   -----------   -----------   -----------
   Discontinued operations - loss from operations                           --            --            --            --
                                                                   -----------   -----------   -----------   -----------
   Cummulative effect of change in accounting principle                     --         (0.01)           --            --
                                                                   -----------   -----------   -----------   -----------
   Net income                                                      $      0.16   $      0.20   $      0.14   $      0.11
                                                                   ===========   ===========   ===========   ===========

Diluted earnings (loss) per share:

   Continuing operations                                           $      0.15   $      0.19   $      0.13   $      0.10
                                                                   -----------   -----------   -----------   -----------
   Discontinued operations - loss from operations                           --            --            --            --
                                                                   -----------   -----------   -----------   -----------
   Cummulative effect of change in accounting principle                     --         (0.01)           --            --
                                                                   -----------   -----------   -----------   -----------
   Net income                                                      $      0.15   $      0.18   $      0.13   $      0.10
                                                                   ===========   ===========   ===========   ===========

Dividends declared per share                                       $     0.035   $     0.025   $     0.020   $     0.015
                                                                   ===========   ===========   ===========   ===========
------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

----------------------------------------------------------------------------------
                                             Six Months Ended   Three Months Ended
                                                  June 30,           June 30,
                                             -------------------------------------
                                              2002      2001      2002      2001
----------------------------------------------------------------------------------
Net income                                   $4,594   $ 5,737     $4,062   $3,007
Other comprehensive income (loss):
   Foreign currency translation adjustment    2,930    (2,649)     3,314       65
                                             ------   -------     ------   ------
Comprehensive income                         $7,524   $ 3,088     $7,376   $3,072
                                             ======   =======     ======   ======
----------------------------------------------------------------------------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

-----------------------------------------------------------------------------------------------------
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 --------------------
                                                                                   2002        2001
-----------------------------------------------------------------------------------------------------
Cash flow from operating activities:
   Income from continuing operations                                             $  4,594   $   6,017
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation, depletion, and amortization                                     8,801       8,236
      Changes in assets and liabilities, net of effects of acquisitions:
         Increase in current assets                                                (8,770)     (3,168)
         Decrease in current liabilities                                             (639)     (3,203)
         Increase in noncurrent liabilities                                         1,264         272
         Other                                                                        736          43
                                                                                 --------   ---------
            Net cash provided by operating activities of continuing operations      5,986       8,197
                                                                                 --------   ---------

            Net cash provided by discontinued operations                               --       1,291
                                                                                 --------   ---------
Cash flow from investing activities:
   Tax payments related to the absorbent polymers segment sale                         --    (127,435)
   Acquisition of land, mineral reserves, and depreciable assets                   (7,342)     (4,466)
   Acquisitions                                                                   (16,805)         --
   Other                                                                           (4,276)       (130)
                                                                                 --------   ---------
            Net cash used in investing activities                                 (28,423)   (132,031)
                                                                                 --------   ---------
Cash flow from financing activities:
   Net change in outstanding debt                                                  21,851       3,423
   Proceeds from sales of treasury stock                                            1,140         813
   Purchases of treasury stock                                                     (4,015)     (5,967)
   Cummulative effect of change in accounting principle (net of tax)                   --        (182)
   Dividends paid                                                                    (994)       (707)
   Other                                                                              244          --
                                                                                 --------   ---------
            Net cash provided by (used in) financing activities                    18,226      (2,620)
                                                                                 --------   ---------
Effect of foreign currency rate changes on cash                                     1,596      (2,380)
Net decrease in cash and cash equivalents                                          (2,615)   (127,543)
Cash and cash equivalents at beginning of period                                   10,320     176,750
                                                                                 --------   ---------
Cash and cash equivalents at end of period                                       $  7,705   $  49,207
                                                                                 ========   =========
Supplemental disclosures of cash flow information:
Cash paid for:
   Interest                                                                      $    210   $   1,454
                                                                                 ========   =========
   Income taxes                                                                  $    702   $ 130,497
                                                                                 ========   =========
-----------------------------------------------------------------------------------------------------

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

Note 2: INVENTORIES

     Inventories at June 30, 2002 have been valued using the same methods as at December 31, 2001. The composition of inventories at June 30, 2002 and December 31, 2001, was as follows:

---------------------------------------------------------------------------------
                                                          June 30,   December 31,
                                                            2002         2001
                                                          --------   ------------
Advance mining                                             $ 2,286      $ 1,872
Crude stockpile inventories                                 10,693       11,524
In-process inventories                                      13,639       11,498
Other raw material, container, and supplies inventories     11,719        9,699
                                                           -------      -------
                                                           $38,337      $34,593
                                                           =======      =======
---------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Note 3: EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period.

----------------------------------------------------------------------------------------------------
                                                      Six Months Ended         Three Months Ended
                                                           June 30,                  June 30,
                                                   -----------------------   -----------------------
                                                      2002         2001         2002         2001
                                                   ----------   ----------   ----------   ----------
Weighted average of common shares outstanding      28,416,239   28,212,303   28,378,373   27,765,386
Dilutive impact of stock options                    2,271,887    2,638,642    2,181,390    2,872,956
                                                   ----------   ----------   ----------   ----------
Weighted average of common and common equivalent
   shares for the period                           30,688,126   30,850,945   30,559,763   30,638,342
                                                   ==========   ==========   ==========   ==========
Common shares outstanding                          28,220,874   27,836,570   28,220,874   27,836,570
                                                   ==========   ==========   ==========   ==========
----------------------------------------------------------------------------------------------------

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The following summaries set forth certain financial information by business segment as of and for the three and six months ended June 30, 2002 and 2001.

----------------------------------------------------------------------
                                Six Months Ended    Three Months Ended
                                    June 30,             June 30,
                              -------------------   ------------------
                                2002       2001        2002      2001
                              --------   --------    -------   -------
Business Segment:
   Revenues:
      Minerals                $ 78,828   $ 75,277    $45,138   $36,440
      Environmental             46,519     47,688     28,026    27,575
      Transportation            15,462     16,075      8,078     8,513
      Intersegment shipping     (4,933)    (4,989)    (2,707)   (2,855)
                              --------   --------    -------   -------
         Total                $135,876   $134,051    $78,535   $69,673
                              ========   ========    =======   =======

   Operating profit (loss):
      Minerals                $  6,521   $  7,330    $ 4,304   $ 3,653
      Environmental              5,521      6,732      4,582     4,052
      Transportation               455        669        229       362
      Corporate                 (5,719)    (6,700)    (2,960)   (3,170)
                              --------   --------    -------   -------
         Total                $  6,778   $  8,031    $ 6,155   $ 4,897
                              ========   ========    =======   =======

                              June 30, 2002   Dec. 31, 2001
                              -------------   -------------
Assets:
   Minerals                     $133,169        $106,391
   Environmental                  68,192          65,216
   Transportation                  2,225           1,282
   Corporate                      24,480          22,332
   Discontinued operations            --           1,109
                                --------        --------
      Total                     $228,066        $196,330
                                ========        ========
----------------------------------------------------------------------

Note 5: DERIVATIVES

     From time to time, the Company uses financial derivatives, principally swaps, forward contracts and options, in its management of foreign currency and interest rate exposures. These contracts hedge transactions and balances for periods consistent with committed exposures.

     The Company uses variable rate credit facilities to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Through June 15, 2001, the Company was a party to an interest rate swap agreement with a bank in the notional amount of $15 million. The agreement gave the bank an option to extend the term. The interest rate swap agreement changed the variable rate cash flow exposure on a portion of the Company's borrowings under its committed credit facilities to fixed rate cash flows.

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

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and for Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company concluded that SFAS No. 133 required the change in value of this agreement to be recognized in its operating results in the period of change. Accordingly, the Company recognized the fair value of the swap and the option as of January 1, 2001 by recording the cumulative effect of a change in accounting principle in the amount of $182 (net of the related income tax benefit of $115) in the accompanying condensed consolidated statements of operations. The change in the fair value of the swap and option during the period through June 30, 2001 of $316 has been reflected in operating results for the period.

Note 6: ACQUISITIONS

     On April 30, 2002, the Company acquired all of the outstanding stock of Colin Stewart Minchem, Ltd. (CSM), a specialty minerals and chemical company located in the United Kingdom, in exchange for cash. The aggregate purchase price was $15,164. CSM supplies intermediate products, industrial minerals, inorganic chemicals, and additives to customers operating in the laundry detergent, packaging, oil exploration and water treatment markets. The acquisition of CSM provides an additional platform for the Company to expand its global operations and presence. The results of CSM's operations have been included in the condensed consolidated financial statements from the acquisition date.

     The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition and unaudited pro forma results of operations as if the acquisition of CSM had occurred on January 1, 2001. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of future results.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------
                                                                    At April 30,
                                                                       2002
--------------------------------------------------------------------------------
Current Assets                                                        $ 5,940
Fixed Assets                                                           10,520
Goodwill                                                                3,779
                                                                      -------
   Total assets acquired                                              $20,239
                                                                      -------

Current Liabilities                                                   $ 3,023
Other Liabilities                                                       2,052
                                                                      -------
   Total liabilities assumed                                          $ 5,075
                                                                      -------

                                                                      -------
   Net assets acquired                                                $15,164
                                                                      =======
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                       Pro-Forma          Pro-Forma            Pro-Forma            Pro-Forma
                                    Six Months Ended   Six Months Ended   Three Months Ended   Three Months Ended
                                        June 30,           June 30,             June 30,             June 30,
                                    -----------------------------------------------------------------------------
                                          2002               2001                 2002                2001
-----------------------------------------------------------------------------------------------------------------
Net sales                               $145,304          $148,193              $80,892             $76,744
Income from continuing operations       $  5,482          $  7,349              $ 4,284             $ 3,629
Net income                                 5,482             7,069                4,284               3,673
Basic earnings per share                    0.19              0.26                 0.15                0.13
Diluted earnings per share                  0.18              0.23                 0.14                0.12
-----------------------------------------------------------------------------------------------------------------

     The purchase price allocation has not been finalized as management is in the process of analyzing the fair values of the acquired assets and liabilities.

Note 7: DISCONTINUED OPERATIONS

     In 2000 the Company announced its intention to close its U.K. cat litter business. Certain assets used in the business were sold to various outside parties for cash proceeds of $720. The closure was completed in 2001. In the fourth quarter of 2001, the Company announced the sale of its U.K. Metalcasting operations. The U.K. cat litter and Metalcasting businesses were both components of the Company's minerals segment.

     The consolidated financial statements have been reclassified to report separately the net assets and operating results of the U.K. metalcasting and cat litter business for all periods presented.

Summary operating results for 2001 were as follows:

-----------------------------------------------------------------------------------
                                              Six Months Ended   Three Months Ended
U.K. metalcasting and cat litter businesses       June 30,            June 30,
                                              -------------------------------------
                                                    2001               2001
-----------------------------------------------------------------------------------
Net sales                                          $5,152            $2,352
Operating loss                                       (543)             (184)
Income tax benefit                                    243               190
Net loss                                              (98)               44
-----------------------------------------------------------------------------------

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

          Three Months Ended June 30, 2002 vs. 2001

     Net sales for the three month period were $78.5 million, which represented an increase of $8.9 million, or 12.7% from 2001 levels. Mineral segment revenues accounted for $8.7 million of the increase. As previously reported, the Company acquired Colin Stewart Minchem Limited (CSM), a U.K.-based specialty minerals company, effective from May 1, 2002. Revenues from CSM accounted for 53% of the increase in sales from the 2001 period. Further discussion on sales is included in the segment analysis which follows.

     Gross profit increased by $2.6 million, or 15.5%, to $19.3 million in the second quarter of 2002. Increased revenues, as reported above, from the minerals business units resulted in $1.4 million of gross profit improvement. Improved production costs from the domestic operations of the Company's environmental segment accounted for the remaining increase in gross profit from the prior year period. Gross margin for the period was 24.5% compared to 24.0% in the previous year's quarter.

     General, selling and administrative expenses increased by $1.3 million for the second quarter of 2002 to $13.1 million. Overheads associated with the CSM business contributed approximately 40% of the increase. Approximately 50% of the increase in expenses was attributed to the environmental segment.

     Operating profit for the period was $6.2 million which was an increase of $1.3 million, or approximately 26%, from the second quarter of 2002. The increase followed the improvement in sales and gross profit.

     Investment income of $0.4 million in the second quarter of 2001 was attributed to the temporary investment of the remaining proceeds from the sale of the absorbent polymers segment which was sold in June 2000. The Company utilized these proceeds to reduce its long-term debt in September of 2001. Consequently, interest expense in the second quarter of 2002 declined by $0.7 million, or 83%, from the prior year quarter to $0.1 million.

     Income from joint ventures was $0.2 million in the current year period compared with $0.1 million in last year's second quarter. The increase was attributed to improved earnings recorded from an investment in an Indian minerals company. The Company owns approximately 20% of the shares in this company.

     Net income for the second quarter was $4.1 million compared with $3.0 million in the prior year period. The increase was primarily attributed to higher operating profit and lower net interest expense in the current year period.

     Segment Analysis

------------------------------------------------------------------------------
                                          Quarter Ended June 30,
     Minerals                -------------------------------------------------
                                    2002             2001        2002 vs. 2001
------------------------------------------------------------------------------
                                          (Dollars in Thousands)
------------------------------------------------------------------------------
Product sales                $40,741    90.3%  $33,492    91.9%
Shipping revenue               4,397     9.7%    2,948     8.1%
                             -------   -----   -------   -----
Net sales                     45,138   100.0%   36,440   100.0%  8,698    23.9%
                             -------   -----   -------   -----
Cost of sales - product       32,314    71.6%   26,474    72.7%
Cost of sales - shipping       4,397     9.7%    2,948     8.1%
                             -------   -----   -------   -----
Cost of sales                 36,711    81.4%   29,422    80.8%
                             -------   -----   -------   -----
   Gross profit                8,427    18.6%    7,018    19.2%  1,409    20.1%
General, selling and
   administrative expenses     4,123     9.1%    3,365     9.2%    758    22.5%
                             -------   -----   -------   -----   -----
Operating profit               4,304     9.5%    3,653    10.0%    651    17.8%
------------------------------------------------------------------------------

     Effective April 30, 2002, the Company acquired a U.K. specialty minerals business, Colin Stewart Minchem (CSM). The segment includes two months of operating results for CSM in the second quarter of 2002. A pro forma presentation of the operating results of the Company assuming the CSM acquisition had been completed on January 1, 2001 is included in Note 6 to the condensed consolidated financial statements included with this filing.

     Approximately 53% of the increase in sales for the second quarter of 2002 was attributed to CSM. Higher revenues from the metalcasting and export business units contributed an increase of 16% and 12%, respectively, of the improvement in sales.

     The increase in gross profit primarily followed the improvement in sales. Gross margin declined, however, by 60 basis points primarily due to lower gross profits generated from the pet products business.

     General, selling and administrative expenses increased primarily due to CSM, increased information technology costs and increased research and market development costs associated with the segment's health and beauty solutions business.

--------------------------------------------------------------------------------
                                             Quarter Ended June 30,
     Environmental           ---------------------------------------------------
                                   2002              2001         2002 vs. 2001
--------------------------------------------------------------------------------
                                           (Dollars in Thousands)
--------------------------------------------------------------------------------
Product sales                $26,139    93.3%  $25,367    92.0%
Shipping revenue               1,887     6.7%    2,208     8.0%
                             -------   -----   -------   -----
Net sales                     28,026   100.0%   27,575   100.0%    451      1.6%
                             -------   -----   -------   -----
Cost of sales - product       16,117    57.5%   16,602    60.2%
Cost of sales - shipping       1,887     6.7%    2,208     8.0%
                             -------   -----   -------   -----
Cost of sales                 18,004    64.2%   18,810    68.2%
   Gross profit               10,022    35.8%    8,765    31.8%  1,257     14.3%
General, selling and
   administrative expenses     5,440    19.4%    4,713    17.1%    727     15.4%
                               -----   -----   -------   -----   -----
Operating profit               4,582    16.4%    4,052    14.7%    530     13.1%
--------------------------------------------------------------------------------

     Net sales were relatively the same as the prior year period. Sales from the segment's European business units were $1.1 million higher than the 2001 quarter, however, this was largely offset by lower sales in the U.S. and Asia.

     Gross margin improved by 400 basis points from the prior year period. Lower unit production costs at the segment's domestic operations largely contributed to the gross profit and margin improvement. The lower unit production costs were the result of favorable raw material pricing and higher production volumes.

     General, selling and administrative expenses increased due to higher compensation and benefit expenses, allocated information technology costs, marketing and promotion costs, and research and development spending.

-----------------------------------------------------------------------------
                                         Quarter Ended June 30,
     Transportation          ------------------------------------------------
                                   2002             2001       2002 vs. 2001
-----------------------------------------------------------------------------
                                         (Dollars in Thousands)
-----------------------------------------------------------------------------
Net sales                    $8,078   100.0%  $8,513   100.0%  $(435)   -5.1%
Cost of sales                 7,259    89.9%   7,609    89.4%
                             ------   -----   ------   -----
   Gross profit                 819    10.1%     904    10.6%    (85)   -9.4%
General, selling and
   administrative expenses      590     7.3%     542     6.4%     48     8.9%
                             ------   -----   ------   -----   -----
Operating profit                229     2.8%     362     4.2%   (133)  -36.7%
-----------------------------------------------------------------------------

     Net sales declined due to lower customer shipments. Increased general, selling and administrative expenses were associated with higher information technology costs.

------------------------------------------------------------------
                                      Quarter Ended June 30,
    Corporate                    ---------------------------------
                                   2002     2001     2002 vs. 2001
------------------------------------------------------------------
                                      (Dollars in Thousands)
------------------------------------------------------------------
Intersegment shipping sales      $(2,707)  $(2,855)
Intersegment shipping costs       (2,707)   (2,855)
                                 -------   -------
   Gross profit                       --        --
Corporate general, selling
   and administrative expenses     1,889     2,081    (192)  -9.2%
Nanocomposite business
   development expenses            1,071     1,089     (18)  -1.7%
                                 -------   -------    ----
Operating loss                    (2,960)   (3,170)    210    6.6%
------------------------------------------------------------------

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

     Approximately 60% of the decline in corporate administrative expenses in the current year period was associated with increased allocation of these costs to the minerals, environmental and transportation segments. The remaining decrease was attributed to lower personnel and legal costs.

     Nanocomposite business development expenses are comprised of production, research and development and marketing costs. Expenses were relatively flat compared to the prior year second quarter.

     Six Months Ended June 30, 2002 vs. 2001

     Net sales for the six month period ended June 30, 2002 increased to $135.9 million, or 1.4%, from the prior year period. Mineral segment sales increased by $3.6 million while environmental and transportation segment revenues decreased by $1.2 million and $0.6 million, respectively. CSM contributed $4.7 million in sales to the mineral segment for the 2002 six month period. As previously reported in this item, the acquisition of CSM was effective from April 30, 2002.

     Gross profit increased by $0.2 million, or less than 1%, for the six month period. Lower gross profit from the pet products business largely offset contributions from CSM. Gross margin was 23.5% for the six months ended June 30, 2002 compared to 23.7% for the prior year period.

     General, selling and administrative expenses increased by $1.5 million, or 6.0%, from the prior year period. Overhead expenses associated with CSM accounted for approximately 35% of the increase. The Company also increased research and development and marketing expenses during the six months ended June 30, 2002 compared to the prior year period.

     Operating profit declined by $1.3 million to $6.8 million for the six months ended June 30, 2002 compared to the prior year period. The decline in operating profit followed the increased general, selling and administrative expenses incurred in the current year period.

     Investment income of $2.6 million recorded in the six months ended June 30, 2001 was attributed to the temporary investment of the remaining proceeds from the sale of the absorbent polymers segment which was sold in June 2000. The Company utilized these proceeds to reduce its long-term debt in September of 2001. Consequently, interest expense for the six months ended June 30, 2002 declined by $1.4 million, or 85%, from the prior year quarter to $0.2 million.

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

     The effective income tax rate for the six months ended June 30, 2002 was 36% compared to 33% for the prior year period. The increased tax rate in the current year was attributed to a greater portion of earnings generated in countries with higher income tax rates.

     The loss from discontinued operations reported in the 2001 period reflects the net loss incurred, after income taxes, in the UK metalcasting and cat litter businesses. The UK metalcasting and cat litter businesses were disposed of in the fourth quarter and first quarter of 2001, respectively.

     Income from joint ventures was $0.4 million for the six months ended June 30, 2002 compared with $0.2 million for the prior year period. The increase was attributed to improved earnings recorded from an investment in an Indian minerals company. The Company owns approximately 20% of the shares in this Indian minerals company.

     Net income was $4.6 million for the six months ended June 30, 2002 compared to $5.7 million for the prior year period. The decline in net income followed lower operating profit reported in the current year period.

     Segment Analysis

------------------------------------------------------------------------------
                                        Six Months Ended June 30,
     Minerals                -------------------------------------------------
                                    2002              2001       2002 vs. 2001
------------------------------------------------------------------------------
                                          (Dollars in Thousands)
------------------------------------------------------------------------------
Product sales                $71,801    91.1%  $67,360    89.5%
Shipping revenue               7,027     8.9%    7,917    10.5%
                             -------   -----   -------   -----
Net sales                     78,828   100.0%   75,277   100.0%  3,551     4.7%
                             -------   -----   -------   -----
Cost of sales - product       57,805    73.3%   53,521    71.1%
Cost of sales - shipping       7,027     8.9%    7,917    10.6%
                             -------   -----   -------   -----
Cost of sales                 64,832    82.2%   61,438    81.7%
                             -------   -----   -------   -----
   Gross profit               13,996    17.8%   13,839    18.3%    157     1.1%
General, selling and
   administrative expenses     7,475     9.5%    6,509     8.6%    966    14.8%
                             -------   -----   -------   -----   -----
Operating profit               6,521     8.3%    7,330     9.7%   (809)  -11.0%
------------------------------------------------------------------------------

     CSM contributed sales of $4.7 million for the two months this business was included in the segment's operating results. Excluding CSM, mineral segment revenues declined by $1.1 million for the six months ended June 30, 2002. The segment recorded lower sales in its oil drilling, export and pet products businesses which totaled approximately $3.0 million. Sales from the segment's metalcasting and Asian business units increased by a total of approximately $2.0 million from the prior year period.

     Gross profit, after excluding CSM, declined by approximately $1.3 million from the prior year period. Higher production costs associated with the pet products business were the primary cause for the lower gross profit in the current year period.

     General, selling and administrative expenses increased primarily from the inclusion of overhead associated with CSM. In addition, the segment incurred higher research and development and marketing costs in its health and beauty solutions business in the current year period.

--------------------------------------------------------------------------------
                                          Six Months Ended June 30,
     Environmental           ---------------------------------------------------
                                   2002              2001         2002 vs. 2001
--------------------------------------------------------------------------------
                                           (Dollars in Thousands)
--------------------------------------------------------------------------------
Product sales                $43,359    93.2%  $44,236    92.8%
Shipping revenue               3,160     6.8%    3,452     7.2%
                             -------   -----   -------   -----
Net sales                     46,519   100.0%   47,688   100.0%  (1,169)   -2.5%
                             -------   -----   -------   -----
Cost of sales - product       27,036    58.1%   28,035    58.8%
Cost of sales - shipping       3,160     6.8%    3,452     7.2%
                             -------   -----   -------   -----
Cost of sales                 30,196    64.9%   31,487    66.0%
   Gross profit               16,323    35.1%   16,201    34.0%     122     0.8%
General, selling and
   administrative expenses    10,802    23.2%    9,469    19.9%   1,333    14.1%
                             -------   -----   -------   -----   ------
Operating profit               5,521    11.9%    6,732    14.1%  (1,211)  -18.0%
--------------------------------------------------------------------------------

     The decline in sales was primarily attributed to lower volume levels in the segment's U.S. drilling products and building materials business units.

     Gross profit remained relatively flat compared to the prior year period. Improved unit production costs at the segment's U.S. production operations offset the decline associated with lower sales.

     General, selling and administrative expenses increased due to higher compensation and benefit expenses, allocated information technology costs, marketing and promotion costs, and research and development spending.

-------------------------------------------------------------------------------
                                         Six Months Ended June 30,
     Transportation          --------------------------------------------------
                                    2002              2001        2002 vs. 2001
-------------------------------------------------------------------------------
                                          (Dollars in Thousands)
-------------------------------------------------------------------------------
Net sales                    $15,462   100.0%  $16,075   100.0%  $(613)   -3.8%
Cost of sales                 13,860    89.7%   14,368    89.3%
                             -------   -----   -------   -----
   Gross profit                1,602    10.3%    1,707    10.7%   (105)   -6.2%
General, selling and
   administrative expenses     1,147     7.4%    1,038     6.5%    109    10.5%
                             -------   -----   -------   -----   -----
Operating profit                 455     2.9%      669     4.2%   (214)  -32.0%
-------------------------------------------------------------------------------

     Net sales declined due to lower customer shipments. Increased general, selling and administrative expenses were associated with higher information technology costs.

--------------------------------------------------------------------------------
                                                   Six Months Ended June 30,
     Corporate                                 ---------------------------------
                                                 2002      2001    2002 vs. 2001
--------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
--------------------------------------------------------------------------------
Intersegment shipping sales                    $(4,933)  $(4,989)
Intersegment shipping costs                     (4,933)   (4,989)
                                               -------   -------
   Gross profit                                     --        --
Corporate general, selling
   and administrative expenses                   3,479     4,286   (807)  -18.8%
Nanocomposite business
   development expenses                          2,240     2,414   (174)   -7.2%
                                               -------   -------   ----
Operating loss                                  (5,719)   (6,700)   981    14.6%
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

     Approximately 60% of the decline in corporate administrative expenses in the current year period were associated with increased allocation of these costs to the minerals, environmental and transportation segments. The remaining decrease was attributed to lower personnel and legal costs.

     Nanocomposite business development expenses are comprised of production, research and development and marketing costs. The decline in expenses is associated with a restructuring of the business that was implemented in the second quarter of 2001.

Liquidity and Capital Resources

     Working capital was $77.5 million as of June 30, 2002 compared to $70.1 million at December 31, 2001. The current ratio was 3.15-to-1 as of June 30, 2002 compared to 3.26-to-1 at December 31, 2001.

     For the six months ended June 30, 2002, cash flow from operating activities was $6.0 million compared to $8.2 million for the prior year period. Lower net income, a large increase in accounts receivable in the minerals business, and the addition of working capital from CSM contributed to lower operating cash flows in the six month period. The increase in accounts receivable was attributed to large export shipments from the U.S. which were completed at the end of the second quarter.

     The Company invested $7.3 million in capital expenditures in the current year period compared to $4.5 million in the prior year period. A total of $16.8 million, including transaction costs, was utilized for acquisition of CSM and the net assets of FNG Industries. Note 6 of the condensed consolidated financial statements presents further information related to the CSM acquisition.

     A total of 654 thousand shares of the Company's common stock were repurchased at an aggregate value of $4.0 million under the plan authorized by the Company's board of directors in February 2001 and May 2002. Approximately $8.2 million remains in the stock repurchase authorization as of June 30, 2002. Dividends paid in the six month period were $1.0 million. The Company received approximately $1.1 million from employees, directors and officers upon exercise of stock options granted under incentive and non-qualified plans.

     Outstanding debt as of June 30, 2002 was $35.1 million which was an increase of $21.9 million from December 31, 2001. Acquisitions accounted for a majority of the increase in long-term debt in the six month period. Cash totaled $7.7 million compared to $10.3 million at December 31, 2001. Long-term debt represented 20% of total capitalization as of June 30, 2002 compared to 9% as of December 31, 2001.

     The Company has a revolving credit facility of $125 million with financial institutions that matures in October 2003. As of June 30, 2002 the Company had approximately $97 million in unused, committed credit lines. The credit facilities combined with funds generated from operations are expected to be adequate to fund capital expenditures and other investments approved by the board of directors at this time.

New Accounting Pronouncements

     In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets, was issued. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, will no longer be amortized, but should be tested for impairment at least annually. Identified intangible assets will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test will be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test must also be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 had no impact on the financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. Management is currently evaluating the impact of the adoption of SFAS 143 on the Company's consolidated financial statements.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

     The information required by this item is provided in Footnote 5 "Derivatives" under Item 1. There have been no material changes in the Company's market risk during the six months ended June 30, 2002. See disclosures as of December 31, 2001 in the Form 10-K, Item 7A.

                           PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

     (a)  The Annual Stockholders Meeting of the Company was held on May 16,
          2002.

     (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matter: each nominee for director was elected by a vote of the Stockholders as follows:

          Election of the below-named Nominees of the Board of Directors of AMCOL International Corporation:

     ------------------------------------------
                             For       Withheld
     ------------------------------------------
     John Hughes          20,514,206    70,659
     Clarence O. Redman   20,518,771    66,095
     Lawrence E. Washow   20,514,506    70,359
     Audrey L. Weaver     20,518,471    66,395
     ------------------------------------------

Item 6: Exhibits and Reports on Form 8-K

          (a)  See Index to Exhibits immediately following the signature page.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMCOL INTERNATIONAL CORPORATION


Date:  August 12, 2002         /s/ Lawrence E. Washow
                               -------------------------------------------------
                               Lawrence E. Washow
                               President and Chief Operating Officer


Date:  August 12, 2002         /s/ Gary L. Castagna
                               -------------------------------------------------
                               Gary L. Castagna
                               Senior Vice President and Chief Financial Officer
                                      and Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number
-------

3.1     Restated Certificate of Incorporation of the Company (5), as amended
        (10), as amended (16)
3.2     Bylaws of the Company (10)
4 Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4    AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
        (2); as amended (6)
10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.10   AMCOL International Corporation 1993 Stock Plan, as amended and restated
        (10)
10.11 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994 (7); First Amendment to Credit Agreement dated September 25, 1995 (9), Second Amendment to Credit Agreement dated March 28, 1996 (-), Third Amendment to Credit Agreement dated September 12, 1996 (11), Fourth Amendment to Credit Agreement dated December 15, 1998 (18) and Fifth Amendment to Credit Agreement dated May 26, 2000 (20)
10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15), as amended (21)
10.17 Asset and Stock Purchase Agreement dated November 22, 1999 by and between the Registrant and BASF Aktiengesellschaft (19)**
10.26 Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison (22)
10.27 Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)
10.28 Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)
10.29 Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)
10.30 Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)
99.10 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350, dated August 12, 2002
** Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

----------
(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(7) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1994.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(9) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1995.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(11) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.

(18) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 1999.
(19) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.
(20) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2000.
(21) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(22) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2002.