Form 10-Q
period 2002-09-30
AMCOL INTERNATIONAL CORP
filed 2002-11-08
CIK 813621

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2002
                               ------------------------------------------------
                                       or

(_)         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ________________________


Commission file number                     0-15661
                        --------------------------------------------------------

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

Yes   x      No _______
    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at October 14, 2002
--------------------------------------      -----------------------------------
 (Common stock, $.01 par value)                     27,799,723 Shares

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
Part I - Financial Information
------------------------------

         Item 1         Financial Statements
                        Condensed Consolidated Balance Sheets -
                        September 30, 2002 and December 31, 2001                                               1

                        Condensed Consolidated Statements of Operations -
                        three and nine months ended September 30, 2002 and 2001                                2

                        Condensed Consolidated Statements of Comprehensive Income -
                        three and nine months ended September 30, 2002 and 2001                                4

                        Condensed Consolidated Statements of Cash Flows -
                        nine months ended September 30, 2002 and 2001                                          5

                        Notes to Condensed Consolidated Financial Statements                                   6


         Item 2         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                   11

         Item 3         Quantitative and Qualitative Disclosures About Market Risk                            19

         Item 4         Controls and Procedures                                                               19

Part II - Other Information
---------------------------

         Item 6         Exhibits and Reports on Form 8-K                                                      19

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30,   December 31,
                                            ASSETS                                                  2001            2002
                                                                                                 (unaudited)          *
==============================================================================================================================
Current assets:
     Cash                                                                                       $      9,259    $     10,320
     Accounts receivable, net                                                                         60,398          43,641
     Inventories                                                                                      37,748          34,593
     Prepaid expenses                                                                                  5,701           4,419
     Net current assets of discontinued operations                                                         -             798
     Current deferred tax assets                                                                       3,766           4,286
     Income taxes receivable                                                                               -           3,120
                                                                                                ------------    ------------
          Total current assets                                                                       116,872         101,177
                                                                                                ------------    ------------

Investment in and advances to joint ventures                                                          13,702          13,219
                                                                                                ------------    ------------

Property, plant, equipment, and mineral rights and reserves:
     Land and mineral rights and reserves                                                              9,218           9,293
     Depreciable assets                                                                              197,504         181,120
                                                                                                ------------    ------------
                                                                                                     206,722         190,413
     Less: accumulated depreciation                                                                  126,318         118,065
                                                                                                ------------    ------------
                                                                                                      80,404          72,348
                                                                                                ------------    ------------
Other assets:
     Goodwill                                                                                          4,633             193
     Intangible assets, net                                                                              481             210
     Long-term prepayments and other assets                                                            8,642           4,410
     Net non-current assets of discontinued operations                                                     -             311
     Deferred tax assets                                                                               4,051           4,462
                                                                                                ------------    ------------
                                                                                                      17,807           9,586
                                                                                                ------------    ------------
                                                                                                $    228,785    $    196,330
                                                                                                ============    ============

------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30,    December 31,
                             LIABILITIES AND STOCKHOLDERS' EQUITY                                  2001             2002
                                                                                                (unaudited)          *
==============================================================================================================================
Current liabilities:
     Accounts payable                                                                           $     14,578    $      9,239
     Accrued liabilities                                                                              26,269          21,844
                                                                                                ------------    ------------
          Total current liabilities                                                                   40,847          31,083
                                                                                                ------------    ------------

Long-term debt                                                                                        29,053          13,245
                                                                                                ------------    ------------

Minority interests in subsidiaries                                                                       691             523
Other liabilities                                                                                     11,865          10,752
                                                                                                ------------    ------------
                                                                                                      12,556          11,275
                                                                                                ------------    ------------
Stockholders' equity:
     Common stock                                                                                        320             320
     Additional paid in capital                                                                       69,362          71,905
     Retained earnings                                                                                98,642          91,018
     Accumulated other comprehensive income (loss)                                                       689          (2,688)
                                                                                                ------------    ------------
                                                                                                     169,013         160,555
Less:
     Treasury stock                                                                                   22,684          19,828
                                                                                                ------------    ------------
                                                                                                     146,329         140,727
                                                                                                ------------    ------------
                                                                                                $    228,785    $    196,330
                                                                                                ============    ============

------------------------------------------------------------------------------------------------------------------------------

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended            Three Months Ended
                                                                             September 30,                September 30,
                                                                       -----------------------------------------------------
                                                                           2002          2001           2002          2001
----------------------------------------------------------------------------------------------------------------------------
Continuing Operations
Net sales                                                              $  221,072    $   208,167   $    85,196   $    74,116
Cost of sales                                                             167,837        158,307        63,882        56,003
                                                                       ----------    -----------   -----------   -----------
     Gross profit                                                          53,235         49,860        21,314        18,113
General, selling and administrative expenses                               38,858         35,471        13,715        11,755
                                                                       ----------    -----------   -----------   -----------
     Operating profit                                                      14,377         14,389         7,599         6,358
                                                                       ----------    -----------   -----------   -----------
Other income (expense):
     Investment income                                                          -          2,931             -           352
     Change in value of interest rate swap                                      -           (401)            -           (85)
     Interest expense, net                                                   (410)        (2,065)         (170)         (411)
     Other, net                                                               (92)           131           (15)          135
                                                                       ----------    -----------   -----------   -----------
                                                                             (502)           596          (185)           (9)
                                                                       ----------    -----------   -----------   -----------
     Income before income taxes and equity
        in income of joint ventures                                        13,875         14,985         7,414         6,349
Income tax expense                                                          4,997          4,974         2,672         2,112
                                                                       ----------    -----------   -----------   -----------
     Income before equity in income of
        joint ventures                                                      8,878         10,011         4,742         4,237
Income from joint ventures                                                    487            332            40            89
Minority interest in net loss of subsidiary                                    87             19            76            19
                                                                       ----------    -----------   -----------   -----------
     Income from continuing operations                                      9,452         10,362         4,858         4,345
                                                                       ----------    -----------   -----------   -----------
Discontinued Operations
     Loss from operations (net of income taxes)                                 -           (355)            -          (257)
                                                                       ----------    -----------   -----------   -----------
Cumulative effect of change in accounting principle (net of taxes)              -           (182)            -             -
                                                                       ----------    -----------   -----------   -----------
Net income                                                             $    9,452    $     9,825   $     4,858   $     4,088
                                                                       ==========    ===========   ===========   ===========
------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                        Nine Months Ended            Three Months Ended
                                                                         September 30,                 September 30,
                                                               -------------------------------------------------------------
                                                                    2001            2002          2002             2001
----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                        28,230,881      28,174,822     27,866,211     28,106,401
                                                               =============   =============   ============   ============
Weighted average common and common equivalent shares
   outstanding                                                    30,370,517      30,684,498     29,890,911     30,911,806
                                                               =============   =============   ============   ============

Basic earnings (loss) per share:
      Continuing operations                                    $        0.33   $        0.37   $       0.17           0.16
                                                               -------------   -------------   ------------   ------------
      Discontinued operations - loss from operations                       -           (0.01)             -          (0.01)
                                                               -------------   -------------   ------------   ------------
      Cumulative effect of change in accounting principle                  -           (0.01)             -              -
                                                               -------------   -------------   ------------   ------------
      Net income                                               $        0.33   $        0.35   $       0.17           0.15
                                                               =============   =============   ============   ============

Diluted earnings (loss) per share:
      Continuing operations                                    $        0.31   $        0.34   $       0.16           0.14
                                                               -------------   -------------   ------------   ------------
      Discontinued operations - loss from operations                       -           (0.01)             -          (0.01)
                                                               -------------   -------------   ------------   ------------
      Cumulative effect of change in accounting principle                  -           (0.01)             -              -
                                                               -------------   -------------   ------------   ------------
      Net income                                               $        0.31   $        0.32   $       0.16           0.13
                                                               =============   =============   ============   ============

Dividends declared per share                                   $       0.065   $       0.040   $      0.030          0.015
                                                               =============   =============   ============   ============
----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------------------------------------
                                                        Nine Months Ended              Three Months Ended
                                                          September 30,                   September 30,
                                                   -----------------------------------------------------------
                                                       2002           2001            2002           2001
--------------------------------------------------------------------------------------------------------------
   Net income                                        $ 9,452        $ 9,825         $ 4,858        $ 4,088
   Other comprehensive income (loss):
       Foreign currency translation adjustment           447         (1,800)          3,377            847
                                                     -------        -------         -------        -------
   Comprehensive income                              $ 9,899        $ 8,025         $ 8,235        $ 4,935
                                                     =======        =======         =======        =======
--------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            -----------------------------
                                                                                                2001              2002
=========================================================================================================================
Cash flow from operating activities:
     Income from continuing operations                                                      $        9,452   $     10,362
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
          Depreciation, depletion, and amortization                                                 14,292         12,426
          Changes in assets and liabilities, net of effects of acquisitions:
              Increase in current assets                                                           (11,338)        (8,379)
              Increase (decrease) in current liabilities                                             4,054         (3,415)
              Increase in noncurrent liabilities                                                     1,114          6,595
              Other                                                                                  1,580         (4,331)
                                                                                            --------------   ------------
                  Net cash provided by operating activities of continuing operations                19,154         13,258
                                                                                            --------------   ------------

                  Net cash used in discontinued operations                                               -         (5,818)
                                                                                            --------------   ------------
Cash flow from investing activities:
     Tax payments related to the absorbent polymers segment sale                                         -       (128,351)
     Acquisition of land, mineral reserves, and depreciable assets                                 (10,111)        (8,674)
     Acquisitions                                                                                  (16,966)             -
     Other                                                                                          (3,703)            46
                                                                                            --------------   ------------
                  Net cash used in investing activities                                            (30,780)      (136,979)
                                                                                            --------------   ------------
Cash flow from financing activities:
     Net change in outstanding debt                                                                 15,808        (26,782)
     Proceeds from sales of treasury stock                                                           1,382          1,734
     Purchases of treasury stock                                                                    (6,781)        (6,492)
     Cummulative effect of change in accounting principle (net of tax)                                   -           (182)
     Dividends paid                                                                                 (1,828)        (1,127)
     Other                                                                                             168            668
                                                                                            --------------   ------------
                  Net cash provided by (used in) financing activities                                8,749        (32,181)
                                                                                            --------------   ------------
Effect of foreign currency rate changes on cash                                                      1,816         (1,595)
Net decrease in cash and cash equivalents                                                           (1,061)      (163,315)
                                                                                            --------------   ------------
Cash and cash equivalents at beginning of period                                                    10,320        176,750
                                                                                            --------------   ------------
Cash and cash equivalents at end of period                                                  $        9,259   $     13,435
                                                                                            ==============   ============
Supplemental disclosures of cash flow information:
Cash paid for:
     Interest                                                                               $          469   $      2,219
                                                                                            ==============   ============
     Income taxes                                                                           $          879   $    134,152
                                                                                            ==============   ============
-------------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1:  BASIS OF PRESENTATION

     The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2001, has been prepared by management and is unaudited. The condensed consolidated balance sheet as of December 31, 2001, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2001. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K which accompanies the 2001 Corporate Report.

     The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

     Certain items in the 2001 condensed consolidated financial statements have been reclassified to conform to the presentation for 2002.

Note 2:  INVENTORIES

     Inventories at September 30, 2002 have been valued using the same methods as at December 31, 2001. The composition of inventories at September 30, 2002 and December 31, 2001, was as follows:

-----------------------------------------------------------------------------------------
                                                            September 30,   December 31,
                                                                2002            2001
-----------------------------------------------------------------------------------------
 Advance mining                                                 $  3,024      $  1,872
 Crude stockpile inventories                                       8,651        11,524
 In-process inventories                                           14,117        11,498
 Other raw material, container, and supplies inventories          11,956         9,699
                                                                --------      --------
                                                                $ 37,748      $ 34,593
                                                                ========      ========
-----------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended               Three Months Ended
                                                                    September 30,                    September 30,
                                                        -------------------------------------------------------------------
                                                                2001             2001            2002             2001
---------------------------------------------------------------------------------------------------------------------------
  Weighted average of common shares outstanding              28,230,881       28,174,822      27,866,211       28,106,401
  Dilutive impact of stock options                            2,139,636        2,509,676       2,024,700        2,805,405
                                                          -------------   --------------  --------------   --------------
  Weighted average of common and common equivalent
    shares for the period                                    30,370,517       30,684,498      29,890,911       30,911,806
                                                          =============   ==============  ==============   ==============
  Common shares outstanding                                  27,776,608       28,223,444      27,776,608       28,223,444
                                                          =============   ==============  ==============   ==============
---------------------------------------------------------------------------------------------------------------------------

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

     The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. Intersegment sales are insignificant, other than intersegment shipping, which is disclosed in the following table. Effective January 1, 2002, the Company changed it's method of allocating information technology expenses from the corporate segment to the operating segment. The Company measures segment performance based on operating profit. Operating profit is defined as sales less cost of sales and general, selling and administrative expenses related to a segment's operations. The costs deducted to arrive at operating profit do not include interest or income taxes.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The following summaries set forth certain financial information by business segment as of and for the three and nine months ended September 30, 2002 and 2001.

--------------------------------------------------------------------------------------------------------------
                                                    Nine Months Ended                   Three Months Ended
                                                      September 30,                       September 30,
                                              ----------------------------------------------------------------
                                                   2002           2001                   2002          2001
---------------------------------------------------------------------------------------------------------------
   Business Segment:
      Revenues:
              Minerals                           $ 125,330      $ 113,479              $ 46,502     $ 38,202
              Environmental                         79,735         78,238                33,216       30,550
              Transportation                        24,053         24,907                 8,591        8,832
              Intersegment shipping                 (8,046)        (8,457)               (3,113)      (3,468)
                                                 ---------      ---------              --------     --------
                  Total                          $ 221,072      $ 208,167              $ 85,196     $ 74,116
                                                 =========      =========              ========     ========

      Operating profit (loss):
              Minerals                           $  10,907      $  10,860              $  4,386     $  3,530
              Environmental                         11,471         12,104                 5,950        5,372
              Transportation                           697          1,074                   242          405
              Corporate                             (8,698)        (9,649)               (2,979)      (2,949)
                                                 ---------      ---------              --------     --------
                  Total                          $  14,377      $  14,389              $  7,599     $  6,358
                                                 =========      =========              ========     ========

                                          September 30, 2002  Dec. 31, 2001
                                         =====================================
      Assets:
              Minerals                           $ 131,549      $ 106,391
              Environmental                         74,489         65,216
              Transportation                         1,685          1,282
              Corporate                             21,062         22,332
              Discontinued operations                    -          1,109
                                                 ---------      ---------
                  Total                          $ 228,785      $ 196,330
                                                 =========      =========
--------------------------------------------------------------------------------------------------------------

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

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and for Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company concluded that SFAS No. 133 required the change in value of this agreement to be recognized in its operating results in the period of change. Accordingly, the Company recognized the fair value of the swap and the option as of January 1, 2001 by recording the cumulative effect of a change in accounting principle in the amount of $182 (net of the related income tax benefit of $115) in the accompanying condensed consolidated statements of operations. The change in the fair value of the swap and option during the period through September 30, 2001 of $401 has been reflected in operating results for the period.

Note 6: ACQUISITIONS

     On May 1, 2002, the Company acquired all of the outstanding stock of Colin Stewart Minchem, Ltd. (CSM), a specialty minerals and chemical company located in the United Kingdom, in exchange for cash. The aggregate purchase price was $15,164. CSM supplies intermediate products, industrial minerals, inorganic chemicals, and additives to customers operating in the laundry detergent, packaging, oil exploration and water treatment markets. The acquisition of CSM provides an additional platform for the Company to expand its global operations and presence. The results of CSM's operations have been included in the condensed consolidated financial statements from the acquisition date.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------

                                                                   At April 30,
                                                                       2002
--------------------------------------------------------------------------------

   Current assets                                                $       5,940
   Fixed assets                                                         10,520
   Goodwill                                                              3,779
                                                                 -------------
      Total assets acquired                                      $      20,239
                                                                 -------------

   Current liabilities                                           $       3,023
   Other liabilities                                                     2,052
                                                                 -------------
      Total liabilities assumed                                  $       5,075
                                                                 -------------

                                                                 -------------
      Net assets acquired                                        $      15,164
                                                                 =============
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                             Pro Forma             Pro Forma                                   Pro Forma
                                         Nine Months Ended     Nine Months Ended    Three Months Ended    Three Months Ended
                                           September 30,         September 30,         September 30,         September 30,
                                       ----------------------------------------------------------------------------------------
                                               2002                  2001                  2002                  2001
-------------------------------------------------------------------------------------------------------------------------------
  Net sales                                 $  231,305            $  231,191            $  85,196             $  81,791
  Income from continuing operations         $   10,227            $   12,106            $   4,858             $   4,926
  Net income                                    10,227                11,569                4,858                 4,669
  Basic earnings per share                        0.36                  0.41                 0.17                  0.17
  Diluted earnings per share                      0.34                  0.38                 0.16                  0.15
-------------------------------------------------------------------------------------------------------------------------------

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

     The consolidated financial statements have been reclassified to report separately the net assets and operating results of the U.K. metalcasting and cat litter businesses for all periods presented.

     Summary operating results for 2001 were as follows:

---------------------------------------------------------------------------------------------------------
                                                             Nine Months Ended      Three Months Ended
         U.K. metalcasting and cat litter businesses           September 30,           September 30,
                                                           ----------------------------------------------
                                                                   2001                    2001
---------------------------------------------------------------------------------------------------------
   Net sales                                                    $   7,330               $   2,178
   Operating loss                                                    (807)                   (264)
   Income tax benefit                                                 346                     103
   Net loss                                                          (355)                   (257)
---------------------------------------------------------------------------------------------------------

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

Three Months Ended September 30, 2002 vs. 2001

     Net sales for the 2002 three month period were $85.2 million, which represented an increase of $11.1 million, or 14.9% from 2001 levels. Mineral segment revenues increased by $8.3 million and environmental segment revenues increased by $2.7 million. As previously reported, the Company acquired Colin Stewart Minchem Limited (CSM), a U.K.-based specialty minerals company, effective from May 1, 2002. Revenues from CSM accounted for 73.0% of the Company's increase in sales from the 2001 period.

     Gross profit increased by $3.2 million, or 17.7%, to $21.3 million in the third quarter of 2002. As reported above, increased revenues from the minerals segment resulted in $1.9 million of gross profit improvement. Increased revenues and lower unit production costs at the domestic operations of the Company's environmental segment accounted for the remaining increase in gross profit from the prior year period. Gross margin for the period was 25.0% compared to 24.4% in the previous year's quarter.

     General, selling and administrative expenses increased by $2.0 million for the third quarter of 2002 to $13.7 million. Additional overheads incurred at the minerals segment, principally related to the CSM acquisition, contributed approximately 51% of the increase. Approximately 43% of the increase in expenses was attributed to the environmental segment.

     Operating profit for the period was $7.6 million which was an increase of $1.2 million, or approximately 20%, from the third quarter of 2001. The increase followed the improvement in sales and gross profit.

     Investment income of $0.4 million in the third quarter of 2001 was attributed to the temporary investment of the remaining proceeds from the sale of the absorbent polymers segment in June 2000. The Company utilized these proceeds to reduce its long-term debt in September of 2001. Interest expense in the third quarter of 2002 declined by $0.2 million from the prior year quarter, or 59%, to $0.2 million due principally to lower average interest rates and borrowing levels.

     Income tax expense was $2.7 million in the current year quarter comparedwith $2.1 million in the prior year period. The increase was due to higher pre-tax income in the current year quarter together with an increase in the effective income tax rate to 36.0% in the current year quarter compared with 33.3% in the prior year period. Earnings from businesses located in higher tax regions accounted for the increase in the effective tax rate.

     Losses from discontinued operations reported in the third quarter of 2001 represent operating results, after income taxes, of the U.K. metalcasting and pet products businesses. The U.K. metalcasting and pet products businesses were disposed of in the fourth quarter and first quarter of 2001, respectively.

     Net income for the third quarter was $4.9 million compared with $4.1 million in the prior year period, which was an increase of approximately 19%. The increase was primarily attributed to higher operating profit earned in the current year period. Diluted earnings per share for the current year quarter was $0.16 compared with $0.13 per share in the prior year period, which was an increase of approximately 23%. Lower average common and common equivalent shares outstanding as well as higher net income contributed to the increase in earnings per share.

     Segment Analysis

----------------------------------------------------------------------------------------------------------------------
                                                                    Quarter Ended September 30,
                          Minerals             -----------------------------------------------------------------------
                                                       2002                   2001                2002 vs. 2001
----------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------
   Product sales                               $ 42,608       91.6%    $ 34,316       89.8%
   Shipping revenue                               3,894        8.4%       3,886       10.2%
                                               --------    -------     --------    -------
   Net sales                                     46,502      100.0%      38,202      100.0%      8,300     21.7%
                                               --------    -------     --------    -------
   Cost of sales - product                       33,861       72.8%      27,421       71.8%
   Cost of sales - shipping                       3,894        8.4%       3,886       10.2%
                                               --------    -------     --------    -------
   Cost of sales                                 37,755       81.2%      31,307       82.0%
                                               --------    -------     --------    -------
     Gross profit                                 8,747       18.8%       6,895       18.0%      1,852     26.9%
   General, selling and
       administrative expenses                    4,361        9.4%       3,365        8.8%        996     29.6%
                                               --------    -------     --------    -------     -------
     Operating profit                             4,386        9.4%       3,530        9.2%        856     24.2%
----------------------------------------------------------------------------------------------------------------------

     Effective from May 1, 2002, the Company acquired a U.K. specialty minerals business, Colin Stewart Minchem (CSM). The segment includes the operating results for CSM in the third quarter of 2002. A pro forma presentation of the operating results of the Company assuming the CSM acquisition had been completed on January 1, 2001 is included in Note 6 to the condensed consolidated financial statements included with this filing.

     Approximately 97% of the increase in sales for the third quarter of 2002 was attributed to CSM. Within the segment's other operations, higher revenue from the domestic metalcasting business was offset by declines in the pet products and oil well businesses.

     The increase in gross profit primarily followed the improvement in sales. Gross margin increased by 80 basis points from the prior year quarter due to improved production costs incurred in the segment's domestic operations.

     General, selling and administrative expenses increased primarily due to CSM and increased research and market development costs associated with the segment's health and beauty solutions business.

----------------------------------------------------------------------------------------------------------------------------
                     Environmental                                             Quarter Ended September 30,
                                                          ------------------------------------------------------------------
                                                                   2002                    2001            2002 vs. 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
  Product sales                                           $  30,637      92.2%  $  28,173       92.2%
  Shipping revenue                                            2,579       7.8%      2,377        7.8%
                                                          ---------  --------   ---------   --------
  Net sales                                                  33,216     100.0%     30,550      100.0%     2,666        8.7%
                                                          ---------  --------   ---------   --------
  Cost of sales - product                                    18,951      57.1%     17,909       58.6%
  Cost of sales - shipping                                    2,579       7.7%      2,377        7.8%
                                                          ---------  --------   ---------   --------
  Cost of sales                                              21,530      64.8%     20,286       66.4%
                                                          ---------  --------   ---------   --------
    Gross profit                                             11,686      35.2%     10,264       33.6%     1,422       13.9%
  General, selling and
      administrative expenses                                 5,736      17.3%      4,892       16.0%       844       17.3%
                                                          ---------  --------   ---------   --------   --------
    Operating profit                                          5,950      17.9%      5,372       17.6%       578       10.8%
----------------------------------------------------------------------------------------------------------------------------

       Net sales increased by $2.7 million from the prior year period. Approximately 63% of the increase was attributed to export shipments of lining products. Increased lining product shipments in the domestic market and revenues generated from the European offshore business unit also contributed to the improvement in net sales from the prior year period.

       Gross margin improved by 160 basis points from the prior year period. Increased sales and lower unit production costs at the segment's domestic operations largely contributed to the gross profit and margin improvement. The lower unit production costs were the result of favorable raw material pricing and higher production volumes.

       General, selling and administrative expenses increased due to higher compensation and benefit expenses, information technology costs, marketing and promotion costs, and research and development spending.

----------------------------------------------------------------------------------------------------------------------------
                    Transportation                                             Quarter Ended September 30,
                                                          ------------------------------------------------------------------
                                                                   2002                    2001            2002 vs. 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $   8,591     100.0%  $   8,832      100.0%   $  (241)      -2.7%
Cost of sales                                                 7,710      89.7%      7,878       89.2%
                                                          ---------  ---------  ---------   --------
Gross profit                                                    881      10.3%        954       10.8%       (73)      -7.7%
General, selling and
administrative expenses                                         639       7.5%        549        6.2%        90       16.4%
                                                          ---------  ---------  ---------   --------    -------
Operating profit                                                242       2.8%        405        4.6%      (163)     -40.2%
----------------------------------------------------------------------------------------------------------------------------

       Net sales declined due to lower customer shipments. Increased general, selling and administrative expenses were associated with higher compensation and information technology costs.

-------------------------------------------------------------------------------------------------------
                             Corporate                             Quarter Ended September 30,
                                                          ---------------------------------------------
                                                             2002      2001        2002 vs. 2001
-------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
-------------------------------------------------------------------------------------------------------
Intersegment shipping sales                               $  (3,113) $ (3,468)
Intersegment shipping costs                                  (3,113)   (3,468)
                                                          ---------  --------
Gross profit                                                      -         -
Corporate general, selling
and administrative expenses                                   1,863     1,837          26        1.4%
Nanocomposite business
development expenses                                          1,116     1,112           4        0.4%
                                                          ---------  --------   ---------
Operating loss                                               (2,979)   (2,949)        (30)      -1.0%

-------------------------------------------------------------------------------------------------------

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

       Corporate selling and administrative expenses include information technology, legal and professional, human resources, investor relations and certain officer and director costs. These expenses were relatively the same as the prior year quarter levels.

       Nanocomposite business development expenses are comprised of production, research and development and marketing costs. Expenses were relatively flat compared to the prior year third quarter.

Nine Months Ended September 30, 2002 vs. 2001

       Net sales for the nine month period ended September 30, 2002 increased by $12.9 million to $221.1 million, or 6.2%, from the prior year period. Mineral segment sales increased by $11.9 million while environmental segment revenues increased by $1.5 million. Transportation segment revenues declined by $0.9 million from the prior year period.

       Gross profit increased by $3.4 million, or 6.8%, for the nine month period. Gross margin was 24.1% for the nine months ended September 30, 2002 compared to 24.0% for the prior year period. The improvement in gross profit followed the increase in sales.

       General, selling and administrative expenses increased by $3.4 million, or 9.5%, from the prior year period. Minerals segment overheads increased by $2.0 million while environmental segment overheads increased by $2.2 million. Corporate overheads declined by $0.8 million for the nine months period.

       Operating profit for the nine months ended September 30, 2002 equaled the prior year period result totaling $14.4 million. Operating margin declined by 40 basis points to 6.5% for the 2002 reporting period. The decline is attributed to the large relative increase in general, selling and administrative expenses due to the CSM acquisition and higher overall costs in certain areas.

       Investment income of $2.9 million recorded in the nine months ended September 30, 2001 was attributed to the temporary investment of the remaining proceeds from the sale of the absorbent polymers segment in June 2000. After payment of the remaining income taxes attributed to the sale of the segment, the Company utilized a portion of these proceeds to reduce its long-term debt in September of 2001. Consequently, interest expense for the nine months ended September 30, 2002 declined by $1.6 million from the prior year quarter, or 80%, to $0.4 million.

       In the nine month period ended September 30, 2001 the Company recorded a loss of $401 thousand due to the change in value of an interest rate swap contract. The loss was recognized under the requirements of Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and for Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company also reported a loss on the cumulative effect of a change in accounting principle of $182 thousand in the first quarter of 2001 that was associated with implementation of this accounting pronouncement.

       The effective income tax rate for the nine months ended September 30, 2002 was 36% compared to 33% for the prior year period. The increased tax rate in the current year was attributed to a greater portion of earnings generated in regions with higher income tax rates.

       The loss from discontinued operations reported in the 2001 period reflects the net loss incurred, after income taxes, in the UK metalcasting and cat litter businesses. The UK metalcasting and cat litter businesses were disposed of in the fourth quarter and first quarter of 2001, respectively.

       Income from joint ventures was $0.5 million for the nine months ended September 30, 2002 compared with $0.3 million for the prior year period. The increase was attributed to improved earnings recorded from an investment in an Indian minerals company. The Company owns approximately 20% of the shares in this Indian minerals company.

       Net income was $9.5 million for the nine months ended September 30, 2002 compared to $9.8 million for the prior year period. The decline in net income was primarily attributed to a higher effective tax rate in the current year period and higher non-operating income realized in the 2001 period.

       Segment Analysis

----------------------------------------------------------------------------------------------------------------------------
                         Minerals                                             Nine Months Ended September 30,
                                                          ------------------------------------------------------------------
                                                                  2002                   2001              2002 vs. 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------
  Product sales                                           $ 114,409      91.3%  $ 101,676       89.6%
  Shipping revenue                                           10,921       8.7%     11,803       10.4%
                                                          ---------  --------   ---------   --------
  Net sales                                                 125,330      100.0%   113,479      100.0%    11,851       10.4%
                                                          ---------  --------   ---------   --------
  Cost of sales - product                                    91,666      73.1%     80,942       71.3%
  Cost of sales - shipping                                   10,921       8.8%     11,803       10.4%
                                                          ---------  --------   ---------   --------
  Cost of sales                                             102,587      81.9%     92,745       81.7%
                                                          ---------  --------   ---------   --------
     Gross profit                                            22,743      18.1%     20,734       18.3%     2,009        9.7%
  General, selling and
       administrative expenses                               11,836       9.4%      9,874        8.7%     1,962       19.9%
                                                          ---------  --------   ---------   --------    -------
     Operating profit                                        10,907       8.7%     10,860        9.6%        47        0.4%

----------------------------------------------------------------------------------------------------------------------------

       CSM contributed sales of $12.8 million since its acquisition, which was effective from May 1, 2002. Excluding CSM, mineral segment revenues declined by $1.0 million for the nine months ended

September 30, 2002. The segment recorded lower sales in its oil drilling, export and pet products businesses which totaled approximately $5.0 million. Sales from the metalcasting and international business units increased by a total of approximately $4.0 million from the prior year period.

     Gross profit, after excluding CSM, improved by approximately $0.5 million from the prior year period despite lower sales. The improvement was driven by lower unit production costs.

     General, selling and administrative expenses associated with CSM were the primary cause for the $2.0 million increase in the current year. The 2002 period also experienced higher research and development and marketing costs related to the segment's health and beauty solutions business.

---------------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended September 30,
                      Environmental                ------------------------------------------------------------------
                                                          2002                 2001                2002 vs. 2001
---------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------
   Product sales                                  $ 73,996      92.8%   $ 72,409       92.5%
   Shipping revenue                                  5,739       7.2%      5,829        7.5%
                                                  --------    ------    --------     ------
   Net sales                                        79,735     100.0%     78,238      100.0%      1,497     1.9%
                                                  --------    ------    --------     ------
   Cost of sales - product                          45,987      57.7%     45,944       58.7%
   Cost of sales - shipping                          5,739       7.2%      5,829        7.5%
                                                  --------    ------    --------     ------
   Cost of sales                                    51,726      64.9%     51,773       66.2%
                                                  --------    ------    --------     ------
     Gross profit                                   28,009      35.1%     26,465       33.8%      1,544     5.8%
   General, selling and
       administrative expenses                      16,538      20.7%     14,361       18.4%      2,177    15.2%
                                                  --------    ------    --------     ------      ------
     Operating profit                               11,471      14.4%     12,104       15.4%       (633)   -5.2%
---------------------------------------------------------------------------------------------------------------------

     Net sales improved due to higher shipments of lining technology products to domestic and international markets. The European offshore business also increased from prior year sales.

     Gross profit increased commensurate with sales. Gross margin improved by 130 basis points primarily from lower unit production costs at the segment's U.S. production operations.

     General, selling and administrative expenses increased due to higher compensation and benefit expenses, information technology costs, marketing and promotion costs, and research and development spending.

----------------------------------------------------------------------------------------------------------------
                                                            Nine Months Ended September 30,
                     Transportation         --------------------------------------------------------------------
                                                    2002                  2001                2002 vs. 2001
----------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------
   Net sales                                $ 24,053      100.0%   $ 24,907      100.0%     $ (854)   -3.4%
   Cost of sales                              21,570       89.7%     22,246       89.3%
                                            --------     ------    --------     ------
   Gross profit                                2,483       10.3%      2,661       10.7%       (178)   -6.7%
   General, selling and
   administrative expenses                     1,786        7.4%      1,587        6.4%        199    12.5%
                                            --------     ------    --------     ------      ------
   Operating profit                              697        2.9%      1,074        4.3%       (377)  -35.1%
----------------------------------------------------------------------------------------------------------------

     Net sales declined due to lower customer shipments. Increased general, selling and administrative expenses were associated with higher information technology and compensation costs.

-----------------------------------------------------------------------------------------------------------
                                                          Nine Months Ended September 30,
                             Corporate           ----------------------------------------------------------
                                                       2002          2001               202 vs. 2001
-----------------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------
   Intersegment shipping sales                      $ (8,046)     $ (8,457)
   Intersegment shipping costs                        (8,046)       (8,457)
                                                    --------      --------
     Gross profit                                          -             -
   Corporate general, selling
     and administrative expenses                       5,342         6,123             (781)  -12.8%
   Nanocomposite business
     development expenses                              3,356         3,526             (170)   -4.8%
                                                    --------      --------           ------
   Operating loss                                     (8,698)       (9,649)             951    -9.9%
-----------------------------------------------------------------------------------------------------------

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

     Approximately 60% of the lower corporate administrative expenses in the current year period were associated with increased allocation of these costs to the minerals, environmental and transportation segments. The remaining decrease was attributed to lower personnel and legal costs.

     Nanocomposite business development expenses are comprised of production, research and development and marketing costs. The decline in expenses is associated with a restructuring of the business that was implemented in the second quarter of 2001.

Liquidity and Capital Resources

     Working capital was $76.0 million as of September 30, 2002 compared to $70.1 million at December 31, 2001. The current ratio was 2.86-to-1 as of September 30, 2002 compared to 3.26-to-1 at December 31, 2001.

     For the nine months ended September 30, 2002, cash flow from operating activities was $19.2 million compared to $13.3 million for the prior year period. The Company also used $5.8 million of cash for discontinued operations in the nine months ended September 30, 2001.

     Accounts receivable were $60.4 million at September 30, 2002 which was an increase of $16.8 million and $4.7 million from December 31, 2001 and September 30, 2001, respectively. Historically, the accounts receivable balance is highest at the end of September due to higher sales recognized in the third quarter. Days average sales outstanding in accounts receivable was 64 days at September 30, 2002, compared to 66 days at September 30, 2001.

     The Company invested $10.1 million in capital expenditures in the current year period compared to $8.7 million in the prior year period. A total of $17.0 million, including transaction costs, was utilized for acquisition of CSM and the net assets of FNG Industries. Note 6 of the condensed consolidated financial statements presents further information related to the CSM acquisition.

     During the first nine months of 2002, a total of approximately 1.2 million shares of the Company's common stock were repurchased at an aggregate value of $6.8 million under the authorization granted by the Company's board of directors in February 2001 and May 2002. Approximately $5.4 million remains in the May 2002 stock repurchase authorization as of September 30, 2002. Dividends paid in the nine month period were $1.8 million. The Company received approximately $1.4 million from employees, directors and officers upon exercise of stock options granted under incentive and non-qualified plans.

       Outstanding debt as of September 30, 2002 was $29.1 million which was an increase of $15.8 million from December 31, 2001. Cash outlays for acquisitions accounted for a majority of the increase in long-term debt in the nine month period. Long-term debt represented 17% of total capitalization as of September 30, 2002 compared to 9% as of December 31, 2001.

       The Company has a revolving credit facility of $125 million with financial institutions that matures in October 2003. As of September 30, 2002 the Company had approximately $102 million in unused, committed credit lines. The credit facilities combined with funds generated from operations are expected to be adequate to fund capital expenditures and other investments approved by the board of directors at this time.

New Accounting Pronouncements

       In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets, was issued. SFAS No. 142 applies to all goodwill and identifiable intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, will no longer be amortized, but must be tested for impairment at least annually. Identified intangible assets will continue to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test is reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test must also be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 had no impact on the financial statements.

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

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

       The information required by this item is provided in Note 5 "Derivatives" under Item 1. There have been no material changes in the Company's market risk during the nine months ended September 30, 2002. See disclosures as of December 31, 2001 in the Form 10-K, Item 7A.

Item 4:  Controls and Procedures

       Within the 90-day period prior to the filing of the report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date the evaluation was carried out.

                           PART II - OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

        (a)    See Index to Exhibits immediately following the signature page.

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMCOL INTERNATIONAL CORPORATION



Date:        October 26, 2002      /s/ Lawrence E. Washow
       ------------------------    --------------------------------------------
                                   Lawrence E. Washow
                                   President and Chief Executive Officer



Date:        October 26, 2002      /s/ Gary L. Castagna
       ------------------------    --------------------------------------------
                                   Gary L. Castagna
                                   Senior Vice President and Chief Financial
                                      Officer and Principal Accounting Officer



                                 CERTIFICATIONS

11/01/2002                                             Lawrence E. Washow
11/01/2002                                              Gary L. Castagna

I, Lawrence E. Washow, certify that:

I have reviewed this quarterly report on Form 10-Q of AMCOL International Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 1, 2002                /s/ Lawrence E. Washow
       ---------------------           ------------------------
                                       Lawrence E. Washow
                                       President and Chief Executive Officer

I, Gary L. Castagna, certify that:

I have reviewed this quarterly report on Form 10-Q of AMCOL International Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       evaluatedthe effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:


       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 1, 2002            /s/ Gary L. Castagna
       ---------------------       ----------------------
                                   Gary L. Castagna
                                   Senior Vice President, Chief Financial
                                   Officer and Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number

  3.1    Restated Certificate of Incorporation of the Company (5), as amended
         (10), as amended (16)
  3.2    Bylaws of the Company (10)
  4      Article Four of the Company's Restated Certificate of Incorporation
         (5), as amended (16)
  10.1 AMCOL International Corporation 1983 Incentive Stock Option Plan (1); as amended (3)
  10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
  10.4   AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
         (2); as amended (6)
  10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
  10.10 AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
  10.11 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, NBD Bank, LaSalle National Bank and the Northern Trust Company dated October 4, 1994 (7); First Amendment to Credit Agreement dated September 25, 1995
         (9), Second Amendment to Credit Agreement dated March 28, 1996 (-), Third Amendment to Credit Agreement dated September 12, 1996 (11), Fourth Amendment to Credit Agreement dated December 15, 1998 (18) and Fifth Amendment to Credit Agreement dated May 26, 2000 (20)
  10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15), as amended (21)
  10.17 Asset and Stock Purchase Agreement dated November 22, 1999 by and between the Registrant and BASF Aktiengesellschaft (19)**
  10.26 Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison (22)
  10.27 Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)
  10.28 Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)
  10.29 Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)
  10.30 Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)
  99.10  Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350, dated November 1, 2002
  ** Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

______________________
  (1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
  (2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
  (3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
  (4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
  (5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.

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