Form 10-Q/A
period 2002-09-30
AMCOL INTERNATIONAL CORP
filed 2002-11-12
CIK 813621

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

Yes   x      No _______
    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at October 14, 2002
--------------------------------------      -----------------------------------
 (Common stock, $.01 par value)                     27,799,723 Shares

                             Explanatory Statement


Because some years were inadvertently transposed on pages 1, 3, 5, 7, and 17 we are amending our original 10-Q filed on November 8, 2002.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30,   December 31,
                                            ASSETS                                                  2002            2001
                                                                                                 (unaudited)          *
==============================================================================================================================
Current assets:
     Cash                                                                                       $      9,259    $     10,320
     Accounts receivable, net                                                                         60,398          43,641
     Inventories                                                                                      37,748          34,593
     Prepaid expenses                                                                                  5,701           4,419
     Net current assets of discontinued operations                                                         -             798
     Current deferred tax assets                                                                       3,766           4,286
     Income taxes receivable                                                                               -           3,120
                                                                                                ------------    ------------
          Total current assets                                                                       116,872         101,177
                                                                                                ------------    ------------

Investment in and advances to joint ventures                                                          13,702          13,219
                                                                                                ------------    ------------

Property, plant, equipment, and mineral rights and reserves:
     Land and mineral rights and reserves                                                              9,218           9,293
     Depreciable assets                                                                              197,504         181,120
                                                                                                ------------    ------------
                                                                                                     206,722         190,413
     Less: accumulated depreciation                                                                  126,318         118,065
                                                                                                ------------    ------------
                                                                                                      80,404          72,348
                                                                                                ------------    ------------
Other assets:
     Goodwill                                                                                          4,633             193
     Intangible assets, net                                                                              481             210
     Long-term prepayments and other assets                                                            8,642           4,410
     Net non-current assets of discontinued operations                                                     -             311
     Deferred tax assets                                                                               4,051           4,462
                                                                                                ------------    ------------
                                                                                                      17,807           9,586
                                                                                                ------------    ------------
                                                                                                $    228,785    $    196,330
                                                                                                ============    ============

------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                                                                September 30,    December 31,
                             LIABILITIES AND STOCKHOLDERS' EQUITY                                  2002             2001
                                                                                                (unaudited)          *
==============================================================================================================================
Current liabilities:
     Accounts payable                                                                           $     14,578    $      9,239
     Accrued liabilities                                                                              26,269          21,844
                                                                                                ------------    ------------
          Total current liabilities                                                                   40,847          31,083
                                                                                                ------------    ------------

Long-term debt                                                                                        29,053          13,245
                                                                                                ------------    ------------

Minority interests in subsidiaries                                                                       691             523
Other liabilities                                                                                     11,865          10,752
                                                                                                ------------    ------------
                                                                                                      12,556          11,275
                                                                                                ------------    ------------
Stockholders' equity:
     Common stock                                                                                        320             320
     Additional paid in capital                                                                       69,362          71,905
     Retained earnings                                                                                98,642          91,018
     Accumulated other comprehensive income (loss)                                                       689          (2,688)
                                                                                                ------------    ------------
                                                                                                     169,013         160,555
Less:
     Treasury stock                                                                                   22,684          19,828
                                                                                                ------------    ------------
                                                                                                     146,329         140,727
                                                                                                ------------    ------------
                                                                                                $    228,785    $    196,330
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                        Nine Months Ended            Three Months Ended
                                                                         September 30,                 September 30,
                                                               -------------------------------------------------------------
                                                                    2002            2001          2002             2001
----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                        28,230,881      28,174,822     27,866,211     28,106,401
                                                               =============   =============   ============   ============
Weighted average common and common equivalent shares
   outstanding                                                    30,370,517      30,684,498     29,890,911     30,911,806
                                                               =============   =============   ============   ============

Basic earnings (loss) per share:
      Continuing operations                                    $        0.33   $        0.37   $       0.17           0.16
                                                               -------------   -------------   ------------   ------------
      Discontinued operations - loss from operations                       -           (0.01)             -          (0.01)
                                                               -------------   -------------   ------------   ------------
      Cumulative effect of change in accounting principle                  -           (0.01)             -              -
                                                               -------------   -------------   ------------   ------------
      Net income                                               $        0.33   $        0.35   $       0.17           0.15
                                                               =============   =============   ============   ============

Diluted earnings (loss) per share:
      Continuing operations                                    $        0.31   $        0.34   $       0.16           0.14
                                                               -------------   -------------   ------------   ------------
      Discontinued operations - loss from operations                       -           (0.01)             -          (0.01)
                                                               -------------   -------------   ------------   ------------
      Cumulative effect of change in accounting principle                  -           (0.01)             -              -
                                                               -------------   -------------   ------------   ------------
      Net income                                               $        0.31   $        0.32   $       0.16           0.13
                                                               =============   =============   ============   ============

Dividends declared per share                                   $       0.065   $       0.040   $      0.030          0.015
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            -----------------------------
                                                                                                2002              2001
=========================================================================================================================
Cash flow from operating activities:
     Income from continuing operations                                                      $        9,452   $     10,362
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
          Depreciation, depletion, and amortization                                                 14,292         12,426
          Changes in assets and liabilities, net of effects of acquisitions:
              Increase in current assets                                                           (11,338)        (8,379)
              Increase (decrease) in current liabilities                                             4,054         (3,415)
              Increase in noncurrent liabilities                                                     1,114          6,595
              Other                                                                                  1,580         (4,331)
                                                                                            --------------   ------------
                  Net cash provided by operating activities of continuing operations                19,154         13,258
                                                                                            --------------   ------------

                  Net cash used in discontinued operations                                               -         (5,818)
                                                                                            --------------   ------------
Cash flow from investing activities:
     Tax payments related to the absorbent polymers segment sale                                         -       (128,351)
     Acquisition of land, mineral reserves, and depreciable assets                                 (10,111)        (8,674)
     Acquisitions                                                                                  (16,966)             -
     Other                                                                                          (3,703)            46
                                                                                            --------------   ------------
                  Net cash used in investing activities                                            (30,780)      (136,979)
                                                                                            --------------   ------------
Cash flow from financing activities:
     Net change in outstanding debt                                                                 15,808        (26,782)
     Proceeds from sales of treasury stock                                                           1,382          1,734
     Purchases of treasury stock                                                                    (6,781)        (6,492)
     Cummulative effect of change in accounting principle (net of tax)                                   -           (182)
     Dividends paid                                                                                 (1,828)        (1,127)
     Other                                                                                             168            668
                                                                                            --------------   ------------
                  Net cash provided by (used in) financing activities                                8,749        (32,181)
                                                                                            --------------   ------------
Effect of foreign currency rate changes on cash                                                      1,816         (1,595)
Net decrease in cash and cash equivalents                                                           (1,061)      (163,315)
                                                                                            --------------   ------------
Cash and cash equivalents at beginning of period                                                    10,320        176,750
                                                                                            --------------   ------------
Cash and cash equivalents at end of period                                                  $        9,259   $     13,435
                                                                                            ==============   ============
Supplemental disclosures of cash flow information:
Cash paid for:
     Interest                                                                               $          469   $      2,219
                                                                                            ==============   ============
     Income taxes                                                                           $          879   $    134,152
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

---------------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended               Three Months Ended
                                                                    September 30,                    September 30,
                                                        -------------------------------------------------------------------
                                                                2002             2001            2002             2001
---------------------------------------------------------------------------------------------------------------------------
  Weighted average of common shares outstanding              28,230,881       28,174,822      27,866,211       28,106,401
  Dilutive impact of stock options                            2,139,636        2,509,676       2,024,700        2,805,405
                                                          -------------   --------------  --------------   --------------
  Weighted average of common and common equivalent
    shares for the period                                    30,370,517       30,684,498      29,890,911       30,911,806
                                                          =============   ==============  ==============   ==============
  Common shares outstanding                                  27,776,608       28,223,444      27,776,608       28,223,444
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

-----------------------------------------------------------------------------------------------------------
                                                          Nine Months Ended September 30,
                             Corporate           ----------------------------------------------------------
                                                       2002          2001              2002 vs. 2001
-----------------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------
   Intersegment shipping sales                      $ (8,046)     $ (8,457)
   Intersegment shipping costs                        (8,046)       (8,457)
                                                    --------      --------
     Gross profit                                          -             -
   Corporate general, selling
     and administrative expenses                       5,342         6,123             (781)  -12.8%
   Nanocomposite business
     development expenses                              3,356         3,526             (170)   -4.8%
                                                    --------      --------           ------
   Operating loss                                     (8,698)       (9,649)             951    -9.9%
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



Date:        November 12, 2002      /s/ Lawrence E. Washow
       ------------------------    --------------------------------------------
                                   Lawrence E. Washow
                                   President and Chief Executive Officer



Date:        November 12, 2002      /s/ Gary L. Castagna
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

                                   AMCOL INTERNATIONAL CORPORATION

Date: November 12, 2002             /s/ Lawrence E. Washow
      -----------------            -------------------------------------
                                   Lawrence E. Washow
                                   President and Chief Executive Officer

Date: November 12, 2002             /s/ Gary L. Castagna
      -----------------            -------------------------------------
                                   Gary L. Castagna
                                   Senior Vice President and Chief Financial
                                     Officer and Principal Accounting Officer