Form 10-K
period 2002-12-31
AMCOL INTERNATIONAL CORP
filed 2003-03-14
CIK 813621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)

      |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

      |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

             For the transition period from ___________ to _________

                         Commission File Number: 0-15661

                         AMCOL INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                     36-0724340
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          One North Arlington,                         60004-7803
  1500 West Shure Drive, Suite 500                     (Zip Code)
     Arlington Heights, Illinois
(Address of principal executive offices)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

Yes   x    No      .
    -----     -----

      The aggregate market value of the registrant's $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $6.85 per share on June 28, 2002, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $143.4 million.

      Registrant had 28,052,120 shares of $.01 par value Common Stock outstanding as of February 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be dated on or before April 1, 2003 are incorporated by reference into Part III hereof.

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

--------------------------------------------------------------------------------
                                                    Percentage of Sales
                                            ----------------------------------
                                            2002         2001             2000
                                            ----         ----             ----
Minerals                                     55%          52%              55%
Environmental                                34%          36%              33%
Transportation                               11%          12%              12%
                                            ----         ----             ----
                                            100%         100%             100%
                                            ====         ====             ====
--------------------------------------------------------------------------------

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

         In 2000, the Company closed its U.K. cat litter business. Certain assets were sold to various outside parties for $.7 million. The closure was completed in 2001.

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

                                    MINERALS

         The Company's minerals business is principally conducted through its wholly owned subsidiaries, American Colloid Company in the United States and Canada, Colin Stewart Minchem Limited in the United Kingdom, Volclay Siam Ltd. in Thailand, Volclay Korea Ltd. in South Korea, Volclay Pty., Ltd. in Australia, and through its joint venture companies, Volclay de Mexico in Mexico, Ashapura Volclay Ltd. in India, Egypt Mining & Drilling Chemicals Co. in Egypt, Volclay DongMing Industrial Minerals Co. in China and a 19% equity interest in Nissho Iwai Bentonite Company in Japan. The Company also has a 20% equity interest in Ashapura Minechem Ltd., a publicly traded Indian bentonite producer.

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

         Specialty Minerals. The Company supplies high-grade agglomerated bentonite to the detergent industry. Purified grades of sodium bentonite are marketed to the pharmaceutical and cosmetics industries. Small amounts of purified bentonite act as a binding agent for pharmaceutical tablets, and bentonite's swelling property aids in tablet disintegration. Bentonite also acts as a thickening and suspension agent in lotions. Specialized uses of bentonite and other clays include flow control additives, beverage clarification and desiccants.

         Agricultural. Sodium bentonite and calcium bentonites are sold as pelletizing aids in livestock feed and as anticaking agents for livestock feed in storage or during transit.

Sales and Distribution

         In 2002, the top five customers of the minerals segment were located in North America and accounted for approximately 31% of the segment sales worldwide.

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

         CETCO's environmental offshore services group employs CRUDESORB(R) and CRUDESEP(R) filtration technology, used primarily on offshore oil production platforms. CETCO employs several technologies to allow platform operators to maintain compliance with regulatory requirements governing discharge of waste generated during oil production. CETCO's filtration technology is marketed with all necessary equipment, proprietary filter media and trained professional service personnel. The Company is also actively involved in providing wastewater treatment solutions to pipeline operators to enable them to meet wastewater discharge requirements.

         CETCO's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling and mineral exploration. The products are used to install monitoring wells, facilitate horizontal drilling and water wells, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY(R) GROUT, HYDRAUL-EZ(R), BENTOGROUT(R) and VOLCLAY(R) TABLETS are among the trade names for products used in these applications. Geothermal grouting applications utilizing GEOTHERMAL GROUT(TM) represent a new market area for CETCO drilling products.

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

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

         The Company has reserves of sodium and calcium bentonite at various locations throughout North America including Wyoming, South Dakota, Montana and Alabama. The Company, indirectly through its joint venture companies, has access to bentonite deposits in China, Egypt, India and Mexico. At 2002 consumption rates and product mix, the Company estimates its proven reserves of commercially usable sodium bentonite at approximately 25 years. The Company estimates its proven reserves of calcium bentonite at 18 years. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling, or the cost of obtaining physical access would not be material.

         To retain possessory rights in unpatented mining claims, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims that it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic, and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

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

         The following table shows a summary of minerals sold by the Company from active mining areas for the last three years in short tons, as well as mineral reserves by major mineral category:


                                     Tons Sold                                                                Mining Claims
                            -------------------------                                                  ----------------------------
All amounts are in                                        Wet Tons    Assigned Unassigned Conversion           Unpatented
thousands of tons           2002       2001      2000    of Reserves  Reserves  Reserves    Factor     Owned        **      Leased
-----------------------------------------------------------------------------------------------------------------------------------
Sodium Bentonite
  Assigned
-----------------------------------------------------------------------------------------------------------------------------------
    Belle/Colony, SD         941        876      1,003     20,824     20,824         --     77.31%        660         374   19,790
-----------------------------------------------------------------------------------------------------------------------------------
    Lovell, WY               379        382        226     25,506     25,506         --     77.31%     15,182       9,882      442
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSIGNED             1,320      1,258      1,229     46,330     46,330         --                15,842      10,256   20,232
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Other / Unassigned
(SD, WY, MT, NV)              62        152        144     66,068         38     66,030     77.31%     55,450       4,154    6,464
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER / UNASSIGNED      62        152        144     66,068         38     66,030                55,450       4,154    6,464
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL SODIUM BENTONITE  1,381      1,410      1,373    112,398     46,368     66,030                71,292      14,410   26,696
                                                                          41%        59%                   63%         13%      24%
-----------------------------------------------------------------------------------------------------------------------------------
Calcium Bentonite
 Assigned
-----------------------------------------------------------------------------------------------------------------------------------
   Sandy Ridge, AL           138        145        193      3,475      3,475        --      72.70%      1,583         --     1,892
-----------------------------------------------------------------------------------------------------------------------------------
   Chao Yang, Liaoning,
     China                    31         --         --        741        741        --      71.00%         --         --       741
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL ASSIGNED              169        145        193      4,216      4,216        --                  1,583         --     2,633
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Other / Unassigned          --         --         --          115         --       115      77.31%         --         --       115
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER / UNASSIGNED    --         --         --          115         --       115                     --         --       115
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CALCIUM BENTONITE      169        145        193      4,331      4,216       115                  1,583         --     2,748
                                                                          97%        3%                    37%                  63%
-----------------------------------------------------------------------------------------------------------------------------------
Leonardite
-----------------------------------------------------------------------------------------------------------------------------------
  Gascoyne, SD                25         25         26        643        643       --       62.57%         --         --       643
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL LEONARDITE            25         25         26        643        643       --                      --         --       643
                                                                         100%                                                  100%
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
GRAND TOTALS               1,575      1,580      1,592    117,372     51,227     66,145                72,875      14,410   30,087
                                                                          44%        56%                   62%         12%      26%
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

Research and Development

         All Company business segments share research and laboratory facilities adjacent to the corporate headquarters. Technological developments are shared among the companies, subject to license agreements where appropriate.

Regulation and Environmental

         The Company believes it is in material compliance with applicable regulations now in effect for surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 34 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

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

                                 TRANSPORTATION

         The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. Through its transportation operation, the Company is better able to control costs, maintain delivery schedules and assure equipment availability for delivery of its products. The long-haul trucking subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 2002, approximately 34% of the revenues of this operation involve services provided to the Company's domestic minerals and environmental segments.

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

         The Company continues to focus its development on the use of bentonite as a functional additive for plastics. The technology consists of dispersing highly purified bentonite of nanometer size (one-billionth of a meter) in plastic resins. Nanocor has identified commercial applications for Nanomer(R) products in the consumer packaging, engineered products and performance coatings markets. Plastic nanocomposites provide improved physical properties in products used in these markets. Those improved physical properties include heat resistance, dimensional stability and strength for engineered materials and gas and moisture barrier for packaging materials.

         The Company has a nanocomposite production facility in Aberdeen, Mississippi. Sales to date have been insignificant. All costs, in excess of sales, associated with the development, production and sales of nanocomposites are included in corporate costs.

         During 2002 the Company reviewed its alternatives in improving the sales opportunities for its nanocomposite products. In connection with that review the Company determined its best interest was served by finding partners that had a strong presence in markets where nanocomposites could gain significant business. The result was the execution of two strategic alliance agreements.

         In January 2003, an agreement was reached with Mitsubishi Gas Chemical Company (MGC) which involves the manufacture and sale of high-barrier plastics that will combine the Company's patented nanocomposite technology and MXD6, which is a form of nylon. MGC is the world's largest producer of MXD6, which is an established product used in consumer and industrial packaging due to its inherent gas barrier properties. A MXD6-nanocomposite has significantly higher gas barrier properties which will greatly improve sales potential in the packaging market. MGC will lead sales and marketing of the product line with assistance from the Company's sales staff. Additionally, the companies will combine research and development resources to create new product variations. The Company will license to MGC its intellectual property that relates to MXD6. In addition to the sale of Nanomer products to MGC for use in the production of the MXD6-nanocomposite, the Company will earn revenue from the profit generated from sales of those nanocomposites by MGC.

         The Company also reached an agreement with PolyOne Corporation in January 2003 that involves the sales, marketing and development of polyolefin-nanocomposite concentrates and, in some cases, nanocomposite plastics. PolyOne is the world's largest polymer services company which includes the production of plastic compounds. The focus of the alliance will be on improving strength and fire-resistant properties of polyolefin plastics as well as their heat stability, gas barrier and electrostatic dissipation. Polyolefins include a wide variety of plastic resins that are used in a multitude of consumer and industrial products, including the electronics, telecommunications, automotives, household and packaging sectors. The companies believe that polyolefin-nanocomposite concentrates will be easy to process and allow production of lighter weight plastics. PolyOne will lead sales of the products with assistance from the Company's personnel, and the companies will combine research and development resources engaged in the creation of polyolefin-nanocomposite compounds. Similar to its alliance agreement with MGC, the Company will license its intellectual property that relates to polyolefin-nanocomposites to PolyOne. In addition to earning profits from the sale of Nanomer products to PolyOne for use in the production of polyolefin-nanocomposites, the Company will earn revenue from the profit generated from sales of those nanocomposites. Sales to date from these alliances have been insignificant.

                       FOREIGN OPERATIONS AND EXPORT SALES

         Approximately 30% of the Company's 2002 net sales were to customers in countries other than the United States. To enhance its overseas market penetration, the Company maintains mineral processing plants in the United Kingdom, Australia, Korea and Thailand, as well as a blending plant in Canada. Through joint ventures, the Company also has the capability to process minerals in Egypt, India, Mexico and China. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom, Australia, Thailand and Korea where it is processed and mixed with other clays and distributed throughout Europe, Australia and Southeast Asia. The Company's U.S. bentonite is also shipped in bulk to Japan, where it is sold by the Japanese joint venture. In addition, the Company also maintains a worldwide network of independent dealers, distributors and representatives.

         The Company manufactures geosynthetic clay liners in the United Kingdom, Poland and Korea, primarily for the European and Asian markets.

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

                                    EMPLOYEES

         As of December 31, 2002, the Company employed 1,134 persons, 401 of whom were employed outside of the United States. At December 31, 2002, there were approximately 734, 319 and 26 persons employed in the Company's minerals, environmental and transportation segments, respectively, along with 55 corporate employees. The corporate employees include personnel engaged in the nanocomposite research and development effort. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 62 of the Company's employees in the United States are represented by five labor unions, which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

                              AVAILABLE INFORMATION

         The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by the Company at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company's filings are also available to the public at the web site maintained by the SEC, www.sec.gov.

         The Company's principal Internet address is www.amcol.com. The Company makes available free of charge on www.amcol.com its annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Item 2. Properties

         The Company and its subsidiaries operate the following plants, mines and other facilities, all of which are owned, except as noted:

--------------------------------------------------------------------------------
LOCATION                                 PRINCIPAL FUNCTION
--------------------------------------------------------------------------------
MINERALS
--------------------------------------------------------------------------------
Albion, MI (1)                           Blend ADDITROL(R)
--------------------------------------------------------------------------------
Belle Fourche, SD                        Mine and process sodium bentonite
--------------------------------------------------------------------------------
Butler, GA                               Blend ADDITROL(R)
--------------------------------------------------------------------------------
Chattanooga, TN                          Blend ADDITROL(R)
--------------------------------------------------------------------------------
Colony, WY (two plants)                  Mine and process sodium bentonite,
                                           package cat litter
--------------------------------------------------------------------------------
Columbus, OH (1)                         Process chromite sand
--------------------------------------------------------------------------------
Gascoyne, ND                             Mine and process leonardite
--------------------------------------------------------------------------------
Granite City, IL (1)                     Package cat litter; process chromite
                                           sand
--------------------------------------------------------------------------------
Letohatchee, AL                          Package and load calcium bentonite
--------------------------------------------------------------------------------
Lovell, WY (3)                           Mine and process sodium bentonite
--------------------------------------------------------------------------------
Lufkin, TX                               Blend ADDITROL(R)
--------------------------------------------------------------------------------
Neenah, WI                               Blend ADDITROL(R)and fluxes
--------------------------------------------------------------------------------
New Haven, WV                            Blend melt additives
--------------------------------------------------------------------------------
Sandy Ridge, AL                          Mine and process calcium bentonite;
                                           blend ADDITROL(R)
--------------------------------------------------------------------------------
Toronto, Ontario, Canada (3)             Blend ADDITROL(R)
--------------------------------------------------------------------------------
Troy, IN                                 Blend ADDITROL(R)
--------------------------------------------------------------------------------
Waterloo, IA                             Blend ADDITROL(R)
--------------------------------------------------------------------------------
York, PA                                 Blend ADDITROL(R); package cat litter
--------------------------------------------------------------------------------
Beijing, China (2)                       Sales Office
--------------------------------------------------------------------------------
Chao Yang, Liaoning, China (4)           Mine and process calcium bentonite
--------------------------------------------------------------------------------
Ellesmere Port, Wirral, U.K. (1)         Process fluorspar
--------------------------------------------------------------------------------
Geelong, Victoria, Australia (1)(3)      Process bentonite; blend ADDITROL(R)
--------------------------------------------------------------------------------
Kyung-Buk, South Korea                   Mine and process bentonite
--------------------------------------------------------------------------------
Rayong, Thailand                         Process bentonite
--------------------------------------------------------------------------------
Telford, Shropshire, U.K. (1)            Package silica gel and desiccant clay
--------------------------------------------------------------------------------
Winsford, Cheshire, U.K.                 Process calcium bentonite and other
                                           minerals
--------------------------------------------------------------------------------
ENVIRONMENTAL
--------------------------------------------------------------------------------
Broussard, LA                            Environmental Offshore operations and
                                           distribution
--------------------------------------------------------------------------------
Fairmount, GA                            Manufacture Bentomat(R)and Claymax(R)
                                           geosynthetic clay liners
--------------------------------------------------------------------------------
Houston, TX (1)                          Environmental Offshore sales
--------------------------------------------------------------------------------
Lovell, WY (3)                           Manufacture Bentomat(R)and Claymax(R)
                                           geosynthetic clay liners
--------------------------------------------------------------------------------
New Orleans, LA (1)                      Environmental Offshore sales
--------------------------------------------------------------------------------
Villa Rica, GA                           Manufacture components for geosynthetic
                                           clay liners
--------------------------------------------------------------------------------
Birkenhead, Merseyside, U.K. (2)(3)      Manufacture Bentomat(R)geosynthetic
                                           clay liner; research laboratory;
                                         headquarters for CETCO (Europe) Ltd.
--------------------------------------------------------------------------------
Copenhagen, Denmark (1)                  Sales and distribution for CETCO
                                           (Europe) Ltd.
--------------------------------------------------------------------------------
Geelong, Victoria, Australia (1)(3)      Sales and distribution for CETCO
                                          products
--------------------------------------------------------------------------------
Paris, France (1)                        Sales and distribution for CETCO
                                          (Europe) Ltd.
--------------------------------------------------------------------------------
Pyeongtaek, South Korea                  Manufacture Bentomat(R)geosynthetic
                                           clay liners
--------------------------------------------------------------------------------
Seoul, South Korea (1)                   Sales and distribution for CETCO
                                           Korea Ltd.
--------------------------------------------------------------------------------
Singapore (1)                            Sales and distribution for CETCO
                                           Environmental Technologies Pte Ltd.
--------------------------------------------------------------------------------
Szczytno, Poland                         Manufacture Bentomat(R)and Claymax(R)
                                           geosynthetic clay liners
--------------------------------------------------------------------------------
Tanager, Norway (1)                      Sales and distribution for CETCO
                                           (Europe) Ltd.
--------------------------------------------------------------------------------
Toronto, Ontario, Canada (3)             Sales and distribution for CETCO
                                           Canada Ltd.
--------------------------------------------------------------------------------
TRANSPORTATION
--------------------------------------------------------------------------------
Scottsbluff, NE                          Transportation headquarters and
                                           terminal
--------------------------------------------------------------------------------
CORPORATE
--------------------------------------------------------------------------------
Arlington Heights, IL (1)                Corporate headquarters; CETCO
                                           headquarters; American Colloid
                                           Company headquarters; Nanocor, Inc.
                                           headquarters; research laboratory
--------------------------------------------------------------------------------
Aberdeen, MS                             Process purified bentonite
                                           (Nanocor, Inc.)
--------------------------------------------------------------------------------

(1) Leased.

(2) Certain offices and facilities are leased.

(3) Shared facilities between minerals and environmental segment.

(4) 75% owned joint venture.

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

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                        Executive Officers of Registrant

------------------------------------------------------------------------------------------------------------------------------------
NAME                    AGE    PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
------------------------------------------------------------------------------------------------------------------------------------
Gary L. Castagna        41     Senior Vice President and Chief Financial Officer of the Company since February 2001; prior thereto, a consultant to AMCOL since June 2000; prior thereto, Vice President of the Company and President of Chemdal International Corporation (this business, a former subsidiary of AMCOL, consisted of the absorbent polymers business that was sold to BASF AG in June 2000) since August 1997;
                               prior thereto,Vice President of Finance for Chemdal International Corporation.
                               Since January 2000, Director of M~Wave Incorporated, a manufacturer and distributor of printed circuit boards.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Lloyd F. Love           56     Vice President and Chief Information Officer of the Company since July 1999;
                               prior thereto, Chief Information Officer of Baxter Credit Union since 1997; prior thereto, Vice President, Information Services of Caremark International since
                               1992 (acquired by MedPartners in mid-1996).
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Peter L. Maul           53     Vice President of the Company since 1993 and President of Nanocor, Inc. since 1995.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Ryan F. McKendrick      51     Vice President of the Company and President of Colloid Environmental
                               Technologies Company since November 1998; prior thereto, Vice President of
                               Colloid Environmental Technologies Company since 1994.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Gary Morrison           47     Vice President of the Company and President of American Colloid Company
                               since February 2000; prior thereto, Executive Vice President of American Colloid
                               Company since 1998; prior thereto, Vice President of American Colloid
                               Company since 1994.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Clarence O. Redman      60     Secretary of the Company since 1982. Clarence O. Redman is of counsel to the law firm of
                               Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the Company, since
                               October 1997; prior thereto,
                               an individual and corporate
                               partner and Chief Executive
                               Officer of the law firm of
                               Keck, Mahin & Cate; a Director
                               since 1989.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Lawrence E. Washow      49     Chief Executive Officer since May 2000; President of the Company since May 1998;
                               Chief Operating Officer of the Company since 1997; prior thereto, Senior Vice President of the Company since 1994 and President of Chemdal International Corporation since 1992;
                               a Director since February, 1998.
------------------------------------------------------------------------------------------------------------------------------------

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


----------------------------------------------------------------------------------------------------
                                                              Stock Price
                                                         ---------------------     Cash Dividends
                                                          High           Low      Declared Per Share
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Fiscal Year Ended December 31, 2002:     1st Quarter     $ 7.35         $ 6.04         $0.015
----------------------------------------------------------------------------------------------------
                                         2nd Quarter     $ 6.60         $ 5.57          0.020
----------------------------------------------------------------------------------------------------
                                         3rd Quarter     $ 6.65         $ 4.75          0.030
----------------------------------------------------------------------------------------------------
                                         4th Quarter     $ 6.09         $ 4.81          0.030
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Fiscal Year Ended December 31, 2001:     1st Quarter     $ 5.00         $ 3.55         $0.010
----------------------------------------------------------------------------------------------------
                                         2nd Quarter     $ 6.24         $ 3.84          0.015
----------------------------------------------------------------------------------------------------
                                         3rd Quarter     $ 6.70         $ 5.55          0.015
----------------------------------------------------------------------------------------------------
                                         4th Quarter     $ 7.20         $ 5.60          0.015
----------------------------------------------------------------------------------------------------

         The Company has paid cash dividends every year for 65 years. In addition, the Company distributed $14.00 per share to its shareholders on June 30, 2000 in connection with a plan of partial liquidation related to the sale of the absorbent polymers business.

         As of February 28, 2003, there were 2,875 holders of record of the common stock, excluding shares held in street name.

Item 6. Selected Financial Data

         The following is selected financial data for the Company and its subsidiaries for the five years ended December 31, 2002. Per share amounts have been adjusted to reflect a three-for-two stock split in December 1997, effected in the form of a stock dividend.

                              SUMMARY OF OPERATIONS

          (In thousands, except ratios and share and per share amounts)


-------------------------------------------------------------------------------------------------------------------
                                                         2002       2001           2000        1999         1998
-------------------------------------------------------------------------------------------------------------------
Operations Data
-------------------------------------------------------------------------------------------------------------------
Net sales                                             $ 298,873    $ 275,288    $ 284,142    $ 296,118    $ 292,783
-------------------------------------------------------------------------------------------------------------------
Gross profit                                             71,868       66,305       68,398       67,313       64,218
-------------------------------------------------------------------------------------------------------------------
General, selling and administrative  expenses            52,210       47,740       48,071       56,925       50,416
-------------------------------------------------------------------------------------------------------------------
Business realignment and other charges                       --           --        2,357       11,575           --
-------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                  19,658       18,565       17,970       (1,187)      13,802
-------------------------------------------------------------------------------------------------------------------
Investment income                                            --        3,015        9,816           --           --
-------------------------------------------------------------------------------------------------------------------
Change in value of interest rate swap                        --         (401)          --           --           --
-------------------------------------------------------------------------------------------------------------------
Net interest expense                                       (512)      (2,196)      (3,160)      (3,440)      (2,121)
-------------------------------------------------------------------------------------------------------------------
Net other income (expense)                                   43          223          594       (1,069)         694
-------------------------------------------------------------------------------------------------------------------
Pretax income (loss)                                     19,189       19,206       25,220       (5,696)      12,375
-------------------------------------------------------------------------------------------------------------------
Income taxes (benefit)                                    6,916        6,155        7,155       (1,815)       3,524
-------------------------------------------------------------------------------------------------------------------
Income from joint ventures                                  531           28          470          448            8
-------------------------------------------------------------------------------------------------------------------
Minority interest in net loss of subsidiary                 164           59           --           --           --
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                 12,968       13,138       18,535       (3,433)       8,859
-------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                   --         (879)      (8,185)      25,667       13,226
-------------------------------------------------------------------------------------------------------------------
Gain on disposal of discontinued operations                  --        1,154      316,330           --           --
-------------------------------------------------------------------------------------------------------------------
Extraordinary loss on early  extinguishment of debt          --           --         (443)          --           --
-------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle (net of tax)                                    --         (182)          --           --           --
-------------------------------------------------------------------------------------------------------------------
Net income                                               12,968       13,231      326,237       22,234       22,085
-------------------------------------------------------------------------------------------------------------------
Per Share Data
-------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share (2)
-------------------------------------------------------------------------------------------------------------------
   Continuing operations                                   0.46         0.47         0.67        (0.13)        0.32
-------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                   --         0.01        11.20         0.96         0.47
-------------------------------------------------------------------------------------------------------------------
   Extraordinary loss                                        --           --        (0.02)          --           --
-------------------------------------------------------------------------------------------------------------------
   Cumulative effect of change in accounting
     principle (net of tax)                                  --        (0.01)          --           --           --
-------------------------------------------------------------------------------------------------------------------
Net income                                                 0.46         0.47        11.85         0.83         0.79
-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share (3)
-------------------------------------------------------------------------------------------------------------------
   Continuing operations                                   0.43         0.43         0.62        (0.12)        0.31
-------------------------------------------------------------------------------------------------------------------
   Discontinued operations                                   --         0.01        10.29         0.94         0.46
-------------------------------------------------------------------------------------------------------------------
   Extraordinary loss                                        --           --        (0.01)          --           --
-------------------------------------------------------------------------------------------------------------------
   Cumulative effect of change in accounting
     principle (net of tax)                                  --        (0.01)          --           --           --
-------------------------------------------------------------------------------------------------------------------
   Net income                                              0.43         0.43        10.90         0.82         0.78
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity (1)                                   5.43         4.98         4.69         6.94         6.44
-------------------------------------------------------------------------------------------------------------------
Dividends                                                  0.10         0.06         0.16         0.27         0.23
-------------------------------------------------------------------------------------------------------------------
Partial liquidation distribution                             --           --        14.00           --           --
-------------------------------------------------------------------------------------------------------------------

                                                                    Continued...

(1)   Based on the number of common shares outstanding at the end of the year.

(2)   Based on the weighted average common shares outstanding for the year.

(3) Based on the weighted average common shares outstanding, including common stock equivalents, for the year.

          (In thousands, except ratios and share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                           2002           2001             2000           1999              1998
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding Data
------------------------------------------------------------------------------------------------------------------------------------
End of period                                           27,881,903      28,256,389      28,781,304      26,852,056       26,869,372
------------------------------------------------------------------------------------------------------------------------------------
Weighted average for the period-basic                   28,133,795      28,193,234      27,523,157      26,772,569       27,918,391
------------------------------------------------------------------------------------------------------------------------------------
Incremental impact of stock options                      2,014,725       2,412,826       2,433,533         426,694          467,469
------------------------------------------------------------------------------------------------------------------------------------
Weighted average for the period-diluted                 30,148,520      30,606,060      29,956,690      27,199,263       28,385,860
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
------------------------------------------------------------------------------------------------------------------------------------
Current assets                                        $    111,133    $    101,177    $    259,980    $    138,614     $    141,442
------------------------------------------------------------------------------------------------------------------------------------
  Cash equivalents included in current assets                   --              --         168,549              --               --
------------------------------------------------------------------------------------------------------------------------------------
  Net current assets of discontinued
    operations included in current assets                       --             798              --          47,668           41,859
------------------------------------------------------------------------------------------------------------------------------------
Net property and equipment                                  81,847          72,348          74,665          78,911           80,158
------------------------------------------------------------------------------------------------------------------------------------
Other long-term assets                                      28,848          22,805          31,122         102,164          105,190
------------------------------------------------------------------------------------------------------------------------------------
  Net long-term assets of discontinued
    operations included in long-term assets                     --             311           6,932          87,554           82,958
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                               221,828         196,330         365,767         319,689          316,874
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities                                         52,639          31,083         169,584          33,557           51,448
------------------------------------------------------------------------------------------------------------------------------------
  Net current liabilities of discontinued
    operations included in current liabilities                  --              --           1,484              --               --
------------------------------------------------------------------------------------------------------------------------------------
  Accrued income taxes related to sale of
    discontinued operations included in
    current liabilities                                         --              --         135,095              --               --
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                               5,573          13,245          51,334          91,067           93,359
------------------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                 12,233          11,275           9,942           7,692            8,869
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                       151,383         140,727         134,907         186,448          172,914
------------------------------------------------------------------------------------------------------------------------------------
Other Statistics for Continuing  Operations
------------------------------------------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization              $     20,009    $     17,427    $     17,000    $     19,093     $     17,195
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                        16,223          14,730          14,975          15,796           23,976
------------------------------------------------------------------------------------------------------------------------------------
Gross profit margin                                           24.0%           24.1%           24.1%           22.7%            21.9%
------------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss) margin                                 6.6%            6.7%            6.3%           (0.4%)            4.7%
------------------------------------------------------------------------------------------------------------------------------------
Operating profit margin before business
  realignment and other charges                                6.6%            6.7%            7.2%            3.7%             4.7%
------------------------------------------------------------------------------------------------------------------------------------
Pretax profit (loss) margin                                    6.4%            7.0%            8.9%           (1.9%)            4.2%
------------------------------------------------------------------------------------------------------------------------------------
Effective tax (benefit) rate                                  36.0%           32.0%           28.4%          (31.9%)           28.5%
------------------------------------------------------------------------------------------------------------------------------------
Net profit (loss) from continuing operations margin            4.3%            4.8%            6.5%           (1.2%)            3.0%
------------------------------------------------------------------------------------------------------------------------------------
Return on ending equity                                        8.6%            9.3%           13.7%           (1.8%)            5.1%
------------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         Management's Discussion and Analysis of Financial Condition and Results of Operations describes relevant aspects of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to select accounting policies that are appropriate for the Company's business, and to make certain estimates, judgments and assumptions about matters that are inherently uncertain in applying those policies. On an ongoing basis, the Company re-evaluates these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates.

         The Company's management has identified the most critical accounting policies upon which the financial statements are based and that involve the most complex and subjective decisions and assessments. These policies relate to the valuation of accounts receivable and inventories, the recognition of depreciation and impairment in the carrying value of property, plant and equipment, and accounting for pension benefits. Senior management of the Company has discussed the development, selection and disclosure of these policies with the members of the Audit Committee of our Board of Directors. These accounting policies are disclosed in the notes to the consolidated financial statements. The discussion which follows should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

         Described here are the critical accounting policies of the Company:

Valuation of Accounts Receivable

         The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The Company's customer base is diverse and includes customers located throughout the world. Payment terms in certain of the foreign countries in which the Company does business are longer than those that are customary in the United States, and as a result, may give rise to additional credit risk related to outstanding accounts receivable from these non-U.S. customers. Likewise, a change in the financial position, liquidity or prospects of any of the Company's customers could have an impact on the Company's ability to collect amounts due. While concentrations of credit risk related to trade receivables are somewhat limited by the Company's large customer base, the Company does extend significant credit to some of its customers.

         The Company makes estimates of the amounts of its gross accounts receivable that will not be collectible, and records an allowance for doubtful accounts to reduce the carrying value of accounts receivable to the amount that is expected to be realized. The allowance for doubtful accounts is established based upon the Company's historical bad debt experience, a review of the overall aging of the accounts, and an analysis of specific customer accounts, particularly those with past-due balances. The recorded allowance for doubtful accounts is intended to cover specific customer collection issues identified by management at the balance sheet date, and to provide for potential losses from other accounts based on the Company's historical experience. Increases in the allowance for doubtful accounts are recorded as an expense and included in general, selling and administrative expenses in the period identified. The Company's estimate of the required allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change from period to period. In addition, it requires management to make judgments about the future collectibility of customer accounts.

Inventory Valuation

         Inventories are recorded at the lower of actual manufactured or purchased cost, or estimated net realizable value. In order to determine net realizable value, management regularly reviews inventory quantities on hand and evaluates significant items to determine whether they are excess or obsolete. The Company records the value of estimated excess or obsolete inventory as a reduction of inventory and as an expense which is included in cost of sales in the period it is identified. The Company's estimate of excess and obsolete inventory is a critical accounting estimate because it is susceptible to change from period to period. In addition, it requires management to make judgments about the future demand for inventory.

         In order to quantify excess or obsolete inventory, management prepares lists of inventory quantities on hand and determines the amount of such inventories that, based on projected demand, are not anticipated to be sold within the next 12 to 24 months or, based on our current product offerings, are excess or obsolete. This list is then reviewed with sales and production management personnel to determine whether this list of potential excess or obsolete inventory is complete. Factors which impact this evaluation include, for example, whether there has been a change in the market or packaging for particular products, and whether there are components of inventory that incorporate obsolete technology. In certain businesses in which the Company is engaged, such as the domestic cat litter business, product and packaging changes can occur rapidly and expose the Company to excess and obsolete inventories.

Goodwill and Long-lived Assets

         The Company has made substantial investments in property, plant and equipment and has a moderate investment in goodwill. For property, plant and equipment, the Company evaluates the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, the Company performs an annual impairment assessment (or more frequently if impairment indicators arise) as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

         In analyzing the fair value of goodwill and assessing the recoverability of the carrying value of property, plant and equipment, management uses models which are based on estimates of future operating performance and related cash flows. In preparing these models, management must make estimates in projecting future cash flows attributable to the reporting unit or assets being tested, in selecting a discount rate that reflects the related business risks, and in determining the appropriate perpetuity or disposal value. In developing these projections of future cash flows, the Company makes a variety of important assumptions and estimates that have a significant impact on management's assessments of whether the carrying values of goodwill and property, plant and equipment should be adjusted to reflect impairment. Among these are assumptions and estimates about the future growth and profitability of the related business unit or asset, and assumptions about anticipated future economic, regulatory and political conditions in the relevant market.

         The Company's estimates related to the carrying values of goodwill and property, plant and equipment are considered to be critical accounting estimates because they are susceptible to change from period to period based on a variety of factors. For example, judgment is required to determine whether events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In addition, in performing assessments of the carrying values of these assets, management is required to make judgments about the future business, economic, regulatory, and political conditions affecting these assets, as well as to select the appropriate risk-related rates for discounting estimated future cash flows, and to develop reasonable estimates of disposal values.

Retirement Benefits

         The Company sponsors a defined-benefit pension plan for substantially all of its domestic employees. In order to measure the expense and obligations associated with these retirement benefits, management must make a variety of estimates including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these liabilities, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. The Company's benefit plan committee determines the key assumptions related to the discount rate, expected investment rate of return and compensation increases after consulting with the actuarial firm that performs the calculations. Other assumptions are also set based on consultation with the Company's actuaries.

         The Company bases its estimates on its historical experience as well as current facts and circumstances. The discount rate reflects the market rate for high-quality fixed income debt instruments on the measurement date. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. An increase in the discount rate reduces pension expense and liabilities. The expected long-term rate of return on plan assets is determined using historic market return trends combined with current market conditions. An increase in the expected long-term rate of return on plan assets reduces pension expense and liabilities. The expected rate of compensation increase is determined based on the Company's near-term outlook and assumed inflation. Higher compensation rate increases increase pension expense and liabilities. Retirement rates are based primarily on actual plan experience. Mortality rates are based on tables published by the insurance industry. Different estimates used by management could result in the Company recognizing different amounts of expense over different periods of time.

Liquidity and Financial Resources

         At December 31, 2002, the Company had outstanding debt of $18.2 million and cash and of $15.6 million, compared with $13.2 million of outstanding debt and $10.3 million of cash at December 31, 2001. Long-term debt (including current maturities) represented 10.7% of total capitalization at December 31, 2002, compared with 8.6% at December 31, 2001.

         The Company had a current ratio of 2.11-to-1 at December 31, 2002 and working capital of approximately $58.5 million, compared with 3.25-to-1 and $70.1 million, respectively, at December 31, 2001. The current ratio and working capital at December 31, 2002, were influenced by the reclassification of $12.6 million of long-term debt to short-term debt due to the maturity of the Company's revolving credit facility in October, 2003.

         The following schedule sets forth details of the Company's contractual obligations at December 31, 2002:

--------------------------------------------------------------------------------
                                               Payments due by period
                                     -------------------------------------------
                                               Less
                                               than 1     1-3     4-5    After 5
                                     Total      Year     Years   Years    Years
--------------------------------------------------------------------------------
                                                   (in millions)
--------------------------------------------------------------------------------
Bank debt                            $18.2     $12.6     $ --     $ --    $5.6
--------------------------------------------------------------------------------
Operating leases                      11.3       2.7      4.3      3.1     1.2
                                     -----     -----     ----     ----    ----
--------------------------------------------------------------------------------
Total contractual cash obligations   $29.5     $15.3     $4.3     $3.1    $6.8
                                     =====     =====     ====     ====    ====
--------------------------------------------------------------------------------

         Bank debt includes $12.6 million due under a revolving credit agreement, which provides for a commitment of $125 million in borrowing capacity and matures on October 31, 2003. Borrowing rates on the facility can range from 0.25% to 0.75% above the 3-month LIBOR depending upon the Company's capitalization ratios and the amount of the credit line used. The facility requires certain covenants to be met including specific amounts of working capital and tangible net worth, and also limits the Company's ability to make additional borrowings and guarantees. The Company was in compliance with these covenants at December 31, 2002.

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

         Investing and financing activities were funded by cash flow from operations which was $36.6 million and net borrowings of $5.6 million from the Company's revolving credit facility. The Company completed two acquisitions in 2002 which totaled $17.0 million. Capital expenditures for the year were $16.2 million while dividends paid to common shareholders totaled $2.7 million. The Company repurchased $6.9 million of its common stock in 2002 and received $2.6 million in proceeds from the exercise of stock options.

         Approximately $5.3 million remains available for repurchases of common stock under an authorization approved by the Company's Board of Directors in May, 2002.

         Management believes that the Company has adequate resources to fund the planned capital expenditures, dividend payments and anticipated working capital requirements of the Company through its existing committed credit lines, cash on hand and future operating cash flow. Management expects to be able to either extend or replace the Company's current revolving credit facility when it expires in October, 2003.

         Since the mid 1980's, the Company and/or its subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content within the Company's bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of the Company's foundry customers. To date, the Company has not incurred significant costs in defending these matters. The Company believes it has adequate insurance coverage and does not believe the litigation will have a material adverse impact on the financial condition, liquidity or results of the operation of the Company.

Results of Operations for the Three Years Ended December 31, 2002

         Net sales increased by $23.5 million, or 8.6%, from 2001 to 2002 and declined by $8.9 million, or 3.1% from 2000 to 2001. Approximately 87% of the increase in net sales in 2002 as compared to 2001 was attributed to the acquisition of Colin Stewart Minchem Limited (CSM) which was completed on May 1, 2002. CSM is a reporting unit within the minerals segment. The 2000 to 2001 sales decrease was primarily attributed to lower volume and pricing in certain domestic minerals businesses.

         Gross profit increased $5.6 million, or 8.4%, from 2001 to 2002 and declined by $2.1 million, or 3.1%, from 2000 to 2001. CSM contributed approximately 71% of the increase in gross profit in 2002 as compared to 2001, while increased gross profits and margins from the environmental segment contributed approximately 25% of the increase in 2002. The 2000 to 2001 decrease was commensurate with the sales decrease for the period.

         Operating profit increased by $1.1 million, or 5.9%, from 2001 to 2002. The increase was attributed to the increase in sales and gross profits. Operating profit increased by $0.6 million, or 3.3%, from 2000 to 2001. The 2000 period included business realignment charges of $2.4 million which consisted of fees paid to professional firms that were hired to assist the Company in exploring means of improving shareholder value.

         Income from joint ventures was $0.5 million in 2002, an increase of $0.5 million from 2001. In 2001, the Company recorded a write-down of $0.4 million related to an investment in a Chinese joint venture. The Company's interest in the joint venture was sold during 2002. The decrease in income from joint ventures from 2000 to 2001 was also caused by the write-down in the Chinese joint venture investment.

         A review of sales, gross profit, general, selling and administrative expenses and operating profit by segment follows:


-----------------------------------------------------------------------------------------------------------------------------
                                                             Year Ended December 31,
                           --------------------------------------------------------------------------------------------------
     Minerals                      2002                 2001                2000           2002 vs. 2001      2001 vs. 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
Product sales              $156,174    91.0%   $133,903     89.3%   $146,017      89.3%
Shipping revenue             15,369     9.0%     16,042     10.7%     17,457      10.7%
                           --------    -----   --------     -----   --------      -----
Net sales                   171,543   100.0%    149,945    100.0%    163,474     100.0%   $21,598    14.4%  $(13,529)   -8.3%
                           --------    -----   --------     -----   --------      -----
Cost of sales - product     124,267    72.4%    106,314     70.9%    112,141      68.6%
Cost of sales - shipping     15,369     9.0%     16,042     10.7%     17,457      10.7%
                           --------    -----   --------     -----   --------      -----
Cost of sales               139,636    81.4%    122,356     81.6%    129,598      79.3%
                           --------    -----   --------     -----   --------      -----
  Gross profit               31,907    18.6%     27,589     18.4%     33,876      20.7%     4,318    15.7%    (6,287)   -18.6%
  General, selling and
  administrative expenses    16,037     9.3%     12,892      8.6%     12,580       7.7%     3,145    24.4%       312      2.5%
                           --------    -----   --------     -----   --------      -----
  Operating profit         $ 15,870     9.3%   $ 14,697      9.8%   $ 21,296      13.0%   $ 1,173     8.0%  $ (6,599)   -31.0%
-----------------------------------------------------------------------------------------------------------------------------

2002 vs. 2001

         CSM contributed sales of $20.5 million since its acquisition, which was effective from May 1, 2002. Increased sales from the international subsidiaries accounted for the remainder of the increase. Within the domestic minerals business, sales to the metalcasting market increased, but that was offset by declines in the pet products and export units. Overall, sales from the domestic minerals business were flat compared to 2001.

         Approximately $4.0 million of the improvement in gross profit was attributed to CSM. Gross profit from the domestic minerals business was flat compared to 2001.

         CSM accounted for approximately $2.0 million of the increase in general, selling and administrative expenses. Higher personnel and benefit expenses in the domestic minerals business accounted for the remaining increase.

2001 vs. 2000

         In the first quarter of 2001 the Company completed its planned exit from the U.K. cat litter business and the sale of its European cat litter business. On December 31, 2001, the Company completed the sale of its U.K. metalcasting business. The discussion of the mineral segment results for the years ended 2001 and 2000 excludes the U.K. cat litter and metalcasting businesses as they have been classified as discontinued operations for all periods reported.

         Sales declined 8.3% from 2000 to 2001 primarily due to lower sales and volume levels in the domestic metalcasting and cat litter businesses. The cat litter business also experienced lower pricing in the second half of 2001.

         Lower volume levels in the domestic metalcasting and cat litter businesses caused the 2001 gross margin and operating margin to drop by 230 and 320 basis points, respectively, from 2000 results.


---------------------------------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31,
                              ---------------------------------------------------------------------------------------------------
   Environmental                        2002                 2001                2000           2002 vs. 2001      2001 vs. 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
Product sales                  $ 98,208    92.7%    $ 96,046    92.6%    $ 89,315     91.1%
Shipping revenue                  7,718     7.3%       7,720     7.4%       8,695      8.9%
                               --------    -----    --------    -----    --------     -----
Net sales                       105,926   100.0%     103,766   100.0%      98,010    100.0% $  2,160     2.1%   $5,756       5.9%
                               --------    -----    --------    -----    --------     -----
Cost of sales - product          61,615    58.2%      60,850    58.6%      58,385     59.6%
Cost of sales - shipping          7,718     7.3%       7,720     7.4%       8,695      8.8%
                               --------    -----    --------    -----    --------     -----
Cost of sales                    69,333    65.5%      68,570    66.1%      67,080     68.4%
  Gross profit                   36,593    34.5%      35,196    33.9%      30,930     31.6%    1,397     4.0%    4,266      13.8%
General, selling and
  administrative expenses        22,220    20.9%      20,042    19.3%      19,336     19.8%    2,178    10.9%      706       3.7%
                               --------    -----    --------    -----    --------     -----
  Operating profit             $ 14,373    13.6%    $ 15,154    14.6%    $ 11,594     11.8% $   (781)   (5.2%)   3,560      30.7%
---------------------------------------------------------------------------------------------------------------------------------

2002 vs. 2001

         International sales accounted for all of the increase in sales over 2001. The segment's European offshore drilling service and building materials businesses contributed to the increase in international sales. Exports from the domestic business increased over 2001 but that was offset by a decrease in the domestic offshore business.

         Improved production costs in the segment's domestic lining technology business contributed all of the increase in gross profit from 2001. Gross profits from the international business declined even with the increase in sales. Higher production costs at the segment's European operations caused the decline. Improved production costs at the domestic lining technology operations increased gross profit to offset the decline in the European operations.

         General, selling and administrative expenses increased due to higher compensation and benefit expenses, information technology costs, marketing and promotion costs, and research and development spending.

2001 vs. 2000

         Sales increased 5.9% in 2001 over 2000 primarily due to growth in the offshore services and European business units. Gross margins expanded by 230 basis points in 2001 from 2000 due to increased sales of more profitable products in the European business as well as lower production costs at that operation.

-----------------------------------------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                             ------------------------------------------------------------------------------------------------
 Transportation                     2002                2001               2000           2002 vs. 2001      2001 vs. 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
Net sales                     $32,509   100.0%   $33,133    100.0%   $34,036    100.0%   $(624)     (1.9%)   $(903)    (2.7%)
Cost of sales                  29,141    89.6%    29,613     89.4%    30,444     89.4%
                               ------    -----    ------     -----    ------     -----
  Gross profit                  3,368    10.4%     3,520     10.6%     3,592     10.6%    (152)     (4.3%)     (72)    (2.0%)
General, selling and
  administrative expenses       2,401     7.4%     2,157      6.5%     2,115      6.2%     244      11.3%       42      2.0%
                               ------    -----    ------     -----    ------     -----
  Operating profit            $   967     3.0%   $ 1,363      4.1%   $ 1,477      4.4%   $(396)    (29.1%)   $(114)    (7.7%)
-----------------------------------------------------------------------------------------------------------------------------

2002 vs. 2001

         Approximately 34% of the segment's sales involve the domestic minerals and environmental segments. Net sales declined due to lower third-party customer and intersegment shipments. Fuel costs remained flat with 2001 levels. Increased general, selling and administrative expenses were associated with higher information technology and compensation costs.

2001 vs. 2000

         Approximately 34% of the segment's sales involve the domestic minerals and environmental segments. Lower sales in 2001 were primarily due to reduced business levels with third party customers.

         Gross margins for 2001 equaled 2000 as the mix of broker and trucking business was the same in both years. Fuel costs remained flat with 2000 levels.


----------------------------------------------------------------------------------------------------------------
                                                          Year Ended December 31,
                                  ------------------------------------------------------------------------------
      Corporate                      2002        2001        2000        2002 vs. 2001            2001 vs. 2000
----------------------------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------
Intersegment shipping sales       $(11,105)   $(11,556)   $(11,378)
Intersegment shipping costs        (11,105)    (11,556)    (11,378)
                                  --------    --------    --------
  Gross profit                          --          --          --
Corporate general, selling
  and administrative expenses        7,108       8,020       8,010    $   (912)    (11.4%)   $    10        0.1%
Nanocomposite business
  development expenses               4,444       4,629       6,030        (185)     (4.0%)    (1,401)     (23.2%)
Business realignment and
  other charges                         --          --       2,357          --       0.0%     (2,357)    (100.0%)
                                  --------    --------    --------
Operating loss                    $(11,552)   $(12,649)   $(16,397)   $  1,097       8.7%    $ 3,748      (22.9%)
                                                                                             -------

2002 vs. 2001

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

         Corporate costs include management information systems, human resources, investor relations, corporate communications and finance. Additionally, marketing, research and operating costs related to the development of the nanocomposite business are included in this segment. Management continues to believe its nanocomposite technology has strong commercial potential.

         Approximately 60% of the lower corporate administrative expenses in the current year period were associated with increased allocation of certain costs to the mineral, environmental and transportation segments. The remaining decrease was attributed to lower personnel and legal costs. The decline in nanocomposite expenses is associated with a restructuring of the business that was implemented in the second quarter of 2001.

2001 vs. 2000

         Corporate administrative expenses were flat in 2001 compared with 2000.

         The nanocomposite business was restructured in the second quarter of 2001 which resulted in lower research costs in comparison to 2000.

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

Investment Income

         Investment income was earned in 2001 and 2000 as a result of the temporary investment of proceeds received on the sale of the absorbent polymers segment. In 2001, investment income dropped to $0.06 per diluted share compared with $0.20 per diluted share in 2000 as a result of lower average invested funds. The Company paid approximately $130 million in 2001 for income taxes associated with the sale. The remaining invested funds were liquidated in the third quarter of 2001 and used to pay down long-term debt.

Net Interest Expense

         Net interest expense was $0.5 million, $2.2 million and $3.2 million in 2002, 2001, and 2000, respectively. As discussed above, the Company reduced debt by approximately $40 million in the third quarter of 2001 by liquidating funds previously invested in cash equivalent securities. Consequently, the decrease in 2002 and 2001 was primarily due to lower average debt levels. Additionally, 2002 expense benefited from lower interest rates.

Other Income (Expense)

         Other income in 2002 was less than $0.1 million. In 2001 and 2000, other income was $0.2 million and $0.6 million, respectively. This item reflects a number of miscellaneous transactions including gains and losses related to foreign exchange transactions and disposals of fixed assets.

Income Taxes

         The effective income tax rate for 2002 was 36.0% compared to 32.0% in 2001 and 28.4% in 2000. The increased tax rate in 2002 was attributed to a greater portion of earnings generated in foreign jurisdictions with higher corporate income tax rates. The rate increased in 2001 from 2000 primarily from lower tax benefits associated with export incentives and higher state income taxes.

Discontinued Operations

         Discontinued operations reflect the operating results of the U.K. metalcasting and cat litter businesses, which were sold or closed in 2001, and the absorbent polymers segment, which was sold in 2000, for all periods presented. Income from discontinued operations was $0.3 million in 2001, or $0.01 per diluted share and $308.1 million in 2000, or $10.29 per diluted share. No proceeds were received in connection with the sale of the U.K metalcasting business. The acquirer will lease certain land and buildings from the Company and pay a royalty related to a license for use of certain trademarks of the Company. The license agreement has a ten year term and the royalty is based on sales by the acquiring entity. In connection with the sale of the U.K. metalcasting business the Company realized a loss on the disposal of assets of $4.8 million and tax benefit of $6.0 million. The tax benefit is associated with the write-off of the Company's investment in its U.K. minerals subsidiary.

Other Items

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

Net Income

         Net income for 2002 was $13.0 million, a slight decrease from 2001. Lower investment income was the primary reason for the decline. Net income for 2001 was $13.2 million compared with $326.2 million in 2000. Income from discontinued operations in 2000 of $308.1 million was the primary reason for the difference.

Earnings Per Share

         Diluted earnings per share was calculated using the weighted average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common share equivalents. As a result of the equity restructuring following the sale of the absorbent polymers segment, all outstanding unexercised options at June 30, 2000 were adjusted. The value of the options remained the same as before the payment of the partial liquidation dividend, however the number of options increased and the exercise prices were reduced. This resulted in a greater number of common share equivalents during the second half of 2000. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately 30.1 million in 2002, 30.6 million in 2001 and 30.0 million in 2000.

         There were 27.9 million shares outstanding, excluding common share equivalents, at December 31, 2002 compared to 28.2 million at December 31, 2001. The 0.3 million share decrease was related to the exercise of stock options net of the purchase of treasury shares.

         Income from continuing operations in 2002 was $13.0 million, or $0.43 per diluted share, compared to $13.1 million, or $0.43 per diluted share, in 2001 and $18.5 million, or $0.62 per diluted share, in 2000. As previously discussed, investment income and business realignment charges impacted the reported earnings in 2001 and 2000. An analysis detailing the effects of these items on diluted earnings per share from continuing operations appears below:

--------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                                --------------------------------
                                                 2002       2001         2000
--------------------------------------------------------------------------------
Business realignment and other charges          $  --       $  --       $(0.05)
Investment income                                  --        0.06         0.20
Income from operations excluding the above       0.43        0.37         0.47
                                                -----       -----       ------
  Diluted earnings from continuing
    operations                                  $0.43       $0.43       $ 0.62
--------------------------------------------------------------------------------

         In 2001, the Company sold its U.K. metalcasting business and closed its U.K. cat litter business. The operating results for these U.K. operations were reclassified to discontinued operations for all periods presented. Diluted income (loss) per share from discontinued operations for 2001 amounted to $0.01 per share, including $0.04 from the gain on the sale of these businesses, compared to ($0.51) for 2000.

         The absorbent polymers segment was sold to BASF AG on June 1, 2000. The operating results for the absorbent polymers segment were reclassified to discontinued operations for all periods presented. Diluted income from the segment for 2000 amounted to $10.80 per share, including $10.56 from the gain on the sale of the segment. The income from discontinued operations in 2000 was for the five months ended May 31, 2000.

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

Reliance on Metalcasting and Construction Industries

      Approximately 48% of our minerals segment's sales and 30% of our environmental segment's sales in 2002 were to the metalcasting and construction markets, respectively. The metalcasting and construction markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for products by the metalcasting and construction markets may decline and our business or future financial results in the minerals and environmental segments may be adversely affected.

Regulatory and Legal Matters

      Our operations are subject to various federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Substantial penalties may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions. If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected. The Company may also be subject to adverse litigation results in addition to increased compliance costs arising from future changes in laws and regulations that may negatively impact its operations and profits.

Risks of International Expansion

         An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. Currently, our business outside the United States represents approximately 30% of our consolidated sales. The approximate breakdown of the sales outside of the United States for 2002 was as follows: Europe 64%; Latin America (including Mexico) 5%; Asia 29%; and Africa along with the Middle East 2%. As we expand internationally, we will be subject to increased risks, which may include the following:

         o   currency exchange or price control laws;

         o   currency translation adjustments;

         o   political and economic instability;

         o   unexpected changes in regulatory requirements;

         o   tariffs and other trade barriers;

         o   longer accounts receivable collection cycles; and

         o   adverse tax consequences.

         The above listed events could result in sudden, and potentially prolonged, changes in demand for the Company's products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country's legal system. At December 31, 2002, approximately 48% of the gross accounts receivable were due from customers outside of the United States and Canada. The breakdown of the overseas balance was as follows: Europe 66%; Latin America (including Mexico) 12%; Asia 20%; and Africa and the Middle East 2%.

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

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 stipulates that goodwill should no longer be amortized and instead should be subject to an annual impairment assessment. The Company adopted the provisions of SFAS 142 effective January 1, 2002. Adoption of SFAS 142 did not have a material effect on the consolidated financial statements.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a significant effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses financial accounting and reporting for obligations under certain guarantees. FIN 45 requires, among other things, that a guarantor recognize a liability for the fair value of an obligation undertaken in issuing a guarantee, under certain circumstances. The recognition and measurement provisions of FIN 45 are required to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a significant effect on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both interim and annual financial statements. Certain disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to the consolidated financial statements included elsewhere in this report. The Company is required to comply with the remaining additional disclosure requirements in its quarterly reports for interim periods beginning in the first quarter of 2003.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which addresses the consolidation of variable interest entities as defined in the Interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

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

Exchange Rate Sensitivity

         The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposures are to changes in exchange rates for the U.S. dollar versus the euro, the British pound, the Canadian dollar, the Australian dollar, the Mexican peso, the Thai baht, the Chinese renmimbi and the Korean won. The Company also has significant exposure to changes in exchange rates between the British pound and the euro.

         The Company's various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2002, the Company had no material outstanding foreign currency contracts.

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

---------------------------------------------------------------------------------------------------------------
                                                 Expected Maturity Date
                                  -----------------------------------------------------------------------------
                                                                                                         Fair
                                   2003       2004    2005     2006    2007   Thereafter      Total      Value
---------------------------------------------------------------------------------------------------------------
(US$ equivalent in thousands)
Short-term debt:
  Variable rate (US)              $12,600      $--     $--     $--     $--     $    --      $12,600     $12,600
  Average interest rate               2.2%      --      --      --      --          --           --          --
Long-term debt:
  Variable rate (US)                   --       --      --      --      --       5,000        5,000       5,000
  Average interest rate                --       --      --      --      --         1.5%          --          --
  Variable rate (RMB)                  --       --      --      --      --         144          144         144
  Average interest rate                --       --      --      --      --         5.8%          --          --
  Variable rate (THB)                  --       --      --      --      --         429          429         429
  Average interest rate                --       --      --      --      --         4.5%          --          --
                                  -------      ---     ---     ---     ---     -------      -------     -------
Total                             $12,600      $--     $--     $--     $--     $ 5,573      $18,173     $18,173
                                  =======      ===     ===     ===     ===     =======      =======     =======
---------------------------------------------------------------------------------------------------------------

         The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to exchange variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2002 and 2001, there were no interest rate swaps outstanding.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following is a list of the names and ages of all directors and all positions each person holds with the Company or other organizations.

Board of Directors of the Registrant

Arthur Brown, 62(1,2)
Chairman, President and Chief Executive Officer of Hecla Mining Company, a miner and processor of silver and gold. Director since 1990.

Daniel P. Casey, 60
Retired Chief Financial Officer and Vice Chairman of the Board of Gaylord Container Corp., a manufacturer and distributor of brown paper and packaging products. Director since 2002.

Robert E. Driscoll, III, 64(1,2)
Retired Dean and Professor of Law, University of South Dakota. Director since 1985.

John Hughes, 60(3,4)
Chairman of the Board of Directors since May 1998; Chief Executive Officer of the Company since 1985. Mr. Hughes retired as Chief Executive Officer in May 2000. Director since 1984.

Jay D. Proops, 61(1,3,4)
Private investor and former Vice Chairman and co-founder of The Vigoro Corporation. Also a Director of Great Lakes Chemical Corporation. Director since 1995.

C. Eugene Ray, 70(1,2,3,4)
Retired Executive Vice President - Finance of Signode Industries, Inc., a manufacturer of industrial strapping products. Director since 1981.

Clarence O. Redman, 60(2,3)
Secretary of AMCOL International Corporation. Since 1982, Counsel to the law firm of Lord, Bissell & Brook, the law firm that serves as Corporate Counsel to the Company. Previously, Mr. Redman was an individual and corporate partner of the law firm of Keck, Mahin & Cate as the sole shareholder and President of Clarence Owen Redman Ltd. Mr. Redman and his professional corporation also served as Chief Executive Officer of Keck, Mahin & Cate until September 1997. Director since 1989.

Dale E. Stahl, 55(2,3,4)
President and Chief Executive Officer of Inland Paperboard and Packaging, Inc., a subsidiary of Temple-Inland, Inc. which manufactures containerboard and corrugated boxes, since June 2000; prior thereto, President and Chief Operating Officer of Gaylord Container Corporation, a manufacturer and distributor of brown paper and packaging products. Director since 1995.

Lawrence E. Washow, 49(3)
Chief Executive Officer of the Company since May 2000, President of the Company since May 1998; Chief Operating Officer of the Company since 1997; prior thereto, Senior Vice President of the Company since 1994 and President of Chemdal International Corporation until August 1997. Director since 1998.

Audrey L. Weaver, 48(2)
Private investor. Director since 1997.

Paul C. Weaver, 40(3,4)
Vice president of Information Resources, Inc. since 2002, prior thereto, Managing Partner of Consumer Aptitudes, Inc., both companies engage in marketing research. Director since 1995.

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Executive Committee

(4) Member of Nominating Committee

         Additional information regarding the directors of the Company is included under the captions "Information Concerning Nominees," "Information Concerning Continuing Members of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement to be dated on or before April 1, 2003, and is incorporated herein by reference. Information regarding executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

         Information regarding the above is included under the captions "Named Officers' Compensation" and "Stock Perfromance" in the Company's proxy statement to be dated on or before April 1, 2003, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of certain beneficial owners and management is included under the caption "Security Ownership" in the Company's proxy statement to be dated on or before April 1, 2003, and is incorporated herein by reference.

         Information regarding the Company's securities authorized for issuance under equity compensation plans is included under the caption "Equity Compensation Plan Information" in the Company's proxy statement to be dated on or before April 1, 2003, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information regarding the above is included under the caption "Certain Relationships and Transactions" in the Company's proxy statement to be dated on or before April 1, 2003, and is incorporated herein by reference.

Item 14. Controls and Procedures

         Within the 90-day period prior to the filing of this Annual Report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

--------------------------------------------------------------------------------
      (a) 1. See Index to Financial Statements and Financial Statement Schedule on Page F-1.
--------------------------------------------------------------------------------
            2. See Financial Statements and Index to Financial Statement Schedule on Page F-1. Such Financial Statements and Schedule are incorporated herein by reference.
--------------------------------------------------------------------------------
            3.    See Index to Exhibits immediately following the signature
                  page.
--------------------------------------------------------------------------------
      (b)   None.
--------------------------------------------------------------------------------
      (c)   See Index to Exhibits immediately following the signature page.
--------------------------------------------------------------------------------
      (d) See Index to Financial Statements and Financial Statement Schedule on Page F-1.
--------------------------------------------------------------------------------

Item 15(a) Index to Financial Statements and Financial Statement Schedule

--------------------------------------------------------------------------------
                                                                            Page
--------------------------------------------------------------------------------
      (1)   Financial Statements:
--------------------------------------------------------------------------------
                Independent Auditors' Report                                 F-2
--------------------------------------------------------------------------------
                Consolidated Balance Sheets, December 31, 2002 and 2001      F-3
--------------------------------------------------------------------------------
                Consolidated Statements of Operations,
--------------------------------------------------------------------------------
                Years ended December 31, 2002, 2001 and 2000                 F-4
--------------------------------------------------------------------------------
                Consolidated Statements of Comprehensive Income,
--------------------------------------------------------------------------------
                Years ended December 31, 2002, 2001 and 2000                 F-5
--------------------------------------------------------------------------------
                Consolidated Statements of Stockholders' Equity,
--------------------------------------------------------------------------------
                Years ended December 31, 2002, 2001 and 2000                 F-6
--------------------------------------------------------------------------------
                Consolidated Statements of Cash Flows,
--------------------------------------------------------------------------------
                Years ended December 31, 2002, 2001 and 2000                 F-7
--------------------------------------------------------------------------------
                Notes to Consolidated Financial Statements                   F-8
--------------------------------------------------------------------------------
      (2)   Financial Statement Schedule:
--------------------------------------------------------------------------------
            Schedule II - Valuation and Qualifying Accounts                 F-26
--------------------------------------------------------------------------------

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002.

                                                      KPMG LLP

Chicago, Illinois
February 28, 2003

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                     ASSETS
--------------------------------------------------------------------------------
                                                              December 31,
                                                       -------------------------
                                                          2002          2001
--------------------------------------------------------------------------------
Current assets:
  Cash                                                  $ 15,597      $ 10,320
  Accounts receivable:
    Trade, less allowance for doubtful accounts of
      $2,642 and $2,127 in 2002 and 2001, respectively    45,675        41,331
    Other                                                  3,195         2,310
  Inventories                                             38,854        34,593
  Prepaid expenses                                         4,270         4,419
  Net current assets of discontinued operations               --           798
  Current deferred tax assets                              2,825         4,286
  Income taxes receivable                                    717         3,120
                                                        --------      --------
    Total current assets                                 111,133       101,177
                                                        --------      --------
Investment in and advances to joint ventures              12,419        13,219
                                                        --------      --------
Property, plant, equipment, and mineral
  rights and reserves:
  Land and mineral rights and reserves                     9,543         9,293
  Depreciable assets                                     203,334       181,120
                                                        --------      --------
                                                         212,877       190,413
  Less: accumulated depreciation                         131,030       118,065
                                                        --------      --------
                                                          81,847        72,348
                                                        --------      --------
Other assets:
  Goodwill and other intangible assets, less
    accumulated amortization of $453 and $314              5,202           403
  Net non-current assets of discontinued operations           --           311
  Deferred tax assets                                      2,669         4,462
  Other assets                                             8,558         4,410
                                                        --------      --------
                                                          16,429         9,586
                                                        --------      --------
                                                        $221,828      $196,330
                                                        ========      ========
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                                              December 31,
                                                       -------------------------
                                                          2002          2001
--------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt                  $ 12,600      $     --
  Accounts payable                                        17,918         9,239
  Accrued liabilities                                     22,121        21,844
                                                        --------      --------
    Total current liabilities                             52,639        31,083
                                                        --------      --------
Long-term debt                                             5,573        13,245
                                                        --------      --------
Minority interests in subsidiaries                           615           523
Other liabilities                                         11,618        10,752
                                                        --------      --------
                                                          12,233        11,275
                                                        --------      --------
Stockholders' equity:
  Common stock, par value $.01 per share
    Authorized 100,000,000 shares; issued
    32,015,771 shares in 2002 and 2001                       320           320
  Additional paid in capital                              69,850        71,905
  Retained earnings                                      101,322        91,018
  Accumulated other comprehensive income (loss)            2,005        (2,688)
                                                        --------      --------
                                                         173,497       160,555
Less:
  Treasury stock (4,133,868 and 3,759,382
    shares in 2002 and 2001, respectively)                22,114        19,828
                                                        --------      --------
                                                         151,383       140,727
                                                        --------      --------
                                                        $221,828      $196,330
                                                        ========      ========
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               (In thousands, except share and per share amounts)


--------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                                                         -----------------------------------
                                                            2002        2001         2000
--------------------------------------------------------------------------------------------
Continuing Operations
Net sales                                                $ 298,873    $ 275,288    $ 284,142
Cost of sales                                              227,005      208,983      215,744
                                                         ---------    ---------    ---------
  Gross profit                                              71,868       66,305       68,398
General, selling and administrative expenses                52,210       47,740       48,071
Business realignment and other charges                          --           --        2,357
                                                         ---------    ---------    ---------
  Operating profit                                          19,658       18,565       17,970
                                                         ---------    ---------    ---------
Other income (expense):
  Investment income                                             --        3,015        9,816
  Change in value of interest rate swap                         --         (401)          --
  Interest expense, net                                       (512)      (2,196)      (3,160)
  Other, net                                                    43          223          594
                                                         ---------    ---------    ---------
                                                              (469)         641        7,250
                                                         ---------    ---------    ---------
  Income before income taxes, equity in income
    of joint ventures, and minority interest                19,189       19,206       25,220
Income tax expense                                           6,916        6,155        7,155
                                                         ---------    ---------    ---------
  Income before equity in income of                         12,273       13,051       18,065
    joint ventures and minority interest
Income from joint ventures                                     531           28          470
Minority interest in net loss of subsidiary                    164           59           --
                                                         ---------    ---------    ---------
  Income from continuing operations                         12,968       13,138       18,535
                                                         ---------    ---------    ---------
Discontinued Operations
Loss from operations (net of income taxes)                      --         (879)      (8,185)
Gain on sale (net of income tax benefit of
  $6,000 in 2001 and expense of $208,964 in 2000)               --        1,154      316,330
                                                         ---------    ---------    ---------
  Income from discontinued operations                           --          275      308,145
                                                         ---------    ---------    ---------
Extraordinary Loss on early extinguishment
   of debt (net of income tax benefit of $238)                 --           --         (443)
                                                         ---------    ---------    ---------
Cummulative effect of change in accounting
   principle (net of taxes)                                    --         (182)          --
                                                         ---------    ---------    ---------
Net income                                               $  12,968    $  13,231    $ 326,237
                                                         =========    =========    =========
--------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

--------------------------------------------------------------------------------
                                                        Year Ended December 31,
                                                   -----------------------------
                                                     2002      2001       2000
--------------------------------------------------------------------------------
Earnings per share
Basic earnings per share:
  Continuing operations                             $0.46    $ 0.47     $ 0.67
                                                    -----    ------     ------
  Discontinued operations:
    Loss from operations                               --     (0.03)     (0.30)
    Gain on sale                                       --      0.04      11.50
                                                    -----    ------     ------
                                                       --      0.01      11.20
                                                    -----    ------     ------
  Extraordinary item                                   --        --      (0.02)
                                                    -----    ------     ------
  Cummulative effect of change in
    accounting principle                               --     (0.01)        --
                                                    -----    ------     ------
  Net income                                        $0.46    $ 0.47     $11.85
                                                    =====    ======     ======

Diluted earnings per share:
  Continuing operations                             $0.43    $ 0.43     $ 0.62
                                                    -----    ------     ------
  Discontinued operations:
    Loss from operations                               --     (0.03)     (0.27)
    Gain on sale                                       --      0.04      10.56
                                                    -----    ------     ------
                                                       --      0.01      10.29
                                                    -----    ------     ------
  Extraordinary item                                   --       --       (0.01)
                                                    -----    ------     ------
  Cummulative effect of change in
    accounting principle                               --     (0.01)       --
                                                    -----    ------     ------
  Net income                                        $0.43    $ 0.43     $10.90
                                                    =====    ======     ======
--------------------------------------------------------------------------------

                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

--------------------------------------------------------------------------------
                                                 Year Ended December 31,
                                             -----------------------------------
                                               2002        2001          2000
--------------------------------------------------------------------------------
Net income                                   $12,968     $13,231      $326,237
Other comprehensive income (loss):
  Foreign currency translation adjustment      4,693      (1,193)       (4,034)
  Reclassification adjustment for foreign
    currency losses included in net income        --          --         5,146
                                             -------     -------      --------
Comprehensive income                         $17,661     $12,038      $327,349
                                             =======     =======      ========
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
               (In thousands, except share and per share amounts)


---------------------------------------------------------------------------------------------------------------------
                                          Common Stock                           Accumulated
                                       -----------------                            Other
                                       Number             Additional             Comprehensive
                                         of                Paid-in     Retained     Income    Treasury
                                       Shares     Amount   Capital     Earnings     (Loss)      Stock       Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         32,015,771   $ 320   $ 76,440    $ 142,270    $(2,607)   $(29,983)   $ 186,440
Net income                                   --      --         --      326,237         --          --      326,237
Partial liquidation distribution             --      --         --     (384,829)        --          --     (384,829)
Cash dividends ($.16 per share)              --      --         --       (4,342)        --          --       (4,342)
Translation adjustment                       --      --         --           --     (4,034)         --       (4,034)
Reclassification adjustment for
  foreign currency losses
  included in net income                     --      --         --           --      5,146          --        5,146
Sales of 1,929,248 treasury shares
  pursuant to options                        --      --       (904)          --         --      11,193       10,289
                                     ----------     ---     ------      -------      -----     -------      -------
Balance at December 31, 2000         32,015,771     320     75,536       79,336     (1,495)    (18,790)     134,907
Net income                                   --      --         --       13,231         --          --       13,231
Cash dividends ($0.055 per share)            --      --         --       (1,549)        --          --       (1,549)
Translation adjustment                       --      --         --           --     (1,193)         --       (1,193)
Purchase of 1,788,800 treasury
  shares                                     --      --         --           --         --      (7,776)      (7,776)
Sales of 1,263,885 treasury
  shares pursuant to options                 --      --     (3,631)          --         --       6,738        3,107
                                     ----------     ---     ------      -------      -----     -------      -------
Balance at December 31, 2001         32,015,771     320     71,905       91,018     (2,688)    (19,828)     140,727
Net income                                   --      --         --       12,968         --          --       12,968
Cash dividends ($0.095 per share)            --      --         --       (2,663)        --          --       (2,663)
Translation adjustment                       --      --         --           --      4,693          --        4,693
Purchase of 1,248,407 treasury
  shares                                     --      --         --           --         --      (6,933)      (6,933)
Sales of 873,921 treasury
  shares pursuant to options                 --      --     (2,055)          --         --       4,647        2,591
                                     ----------     ---     ------      -------      -----     -------      -------
Balance at December 31, 2002         32,015,771     320     69,850      101,323      2,005     (22,114)     151,383
                                     ==========     ===     ======      =======      =====     =======      =======
----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               (In thousands, except share and per share amounts)


------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                                              ------------------------------------
                                                                                 2002         2001         2000
------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Income from continuing operations                                           $  12,968    $  13,138    $  18,535
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities
    Depreciation, depletion, and amortization                                    20,009       17,427       17,000
    Equity in income of joint ventures                                             (531)         (28)        (470)
    Minority interest in net loss of subsidiary                                    (164)         (59)          --
    Increase (decrease) in allowance for doubtful accounts                          515         (105)        (183)
    Increase in deferred income taxes                                             2,882          988          124
    Gain on sale of depreciable assets                                              (11)        (368)        (212)
    (Increase) decrease in current assets, net of effects of acquisitions:
      Accounts receivable                                                        (2,133)        (601)       4,918
      Income taxes receivable                                                     2,403         (120)          --
      Inventories                                                                  (585)      (4,265)      (3,303)
      Prepaid expenses                                                              149        1,727          245
    Increase (decrease) in current liabilities, net of effects of acquisitions:
      Accounts payable                                                            5,051         (627)         527
      Accrued income taxes                                                           --       (5,546)      (1,745)
      Accrued liabilities                                                        (1,805)         564          127
    Increase in other noncurrent assets                                          (3,026)          --           --
    Increase in other noncurrent liabilities                                        866          809        2,252
                                                                              ---------    ---------    ---------
        Net cash provided by operating activities of continuing operations       36,588       22,934       37,815
                                                                              ---------    ---------    ---------
        Net cash provided by (used in) discontinued operations                       --        1,614       (6,236)
                                                                              ---------    ---------    ---------
Cash flow from investing activities:
  Proceeds from sale of depreciable assets                                          187          530        1,460
  Net proceeds from sale of absorbent polymers segment before taxes                  --           --      654,581
  Tax payments related to the absorbent polymers segment sale                        --     (130,365)     (75,587)
  Acquisition of land, mineral reserves, and depreciable assets                 (16,223)     (14,730)     (14,975)
  (Increase) decrease in investments in and advances to joint ventures            1,331         (547)      (3,095)
  Acquisitions                                                                  (16,982)          --           --
  Increase in other assets                                                          (16)         (53)      (4,524)
                                                                              ---------    ---------    ---------
    Net cash provided by (used in) investing activities                         (31,703)    (145,165)     557,860
                                                                              ---------    ---------    ---------
Cash flow from financing activities:
  Proceeds from issuance of debt                                                 28,100           --        7,604
  Principal payments of debt                                                    (23,172)     (39,131)     (46,804)
  Proceeds from sales of treasury stock                                           2,591        3,107       10,289
  Purchases of treasury stock                                                    (6,933)      (7,776)          --
  Partial liquidation distribution                                                   --           --     (384,829)
  Premium paid for early extinguishment of debt                                      --           --         (443)
  Cumulative effect of change in accounting principle                                --         (182)          --
  Change in minority interest                                                       256          608           --
  Dividends paid                                                                 (2,663)      (1,549)      (4,342)
                                                                              ---------    ---------    ---------
    Net cash used in financing activities                                        (1,821)     (44,923)    (418,525)
                                                                              ---------    ---------    ---------
Effect of foreign currency rate changes on cash                                   2,213         (890)       2,325
                                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                              5,277     (166,430)     173,239
                                                                              ---------    ---------    ---------
Cash and cash equivalents at beginning of year                                   10,320      176,750        3,511
                                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year                                      $  15,597    $  10,320    $ 176,750
                                                                              =========    =========    =========
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                                                    $     671    $   2,540    $   5,163
                                                                              =========    =========    =========
  Income taxes (net of refunds)                                               $   1,632    $ 134,151    $  88,762
                                                                              =========    =========    =========
------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies

         Company Operations

         AMCOL International Corporation (the Company) operates in two principal areas of activity: minerals and environmental. The Company also operates a transportation business which includes for delivery of its own products. In 2002, the Company's revenues were derived 55% from minerals, 34% from environmental and 11% from transportation operations. The Company's sales in 2002 were approximately 70% domestic and 30% outside of the United States. Further descriptions of the Company's products, its principal markets and the relative significance of its operations are included in Note 3, "Business Segment and Geographic Area Information."

         During 2001, the Company disposed of its U.K. metalcasting business and completed the sale and closure of its U.K. cat litter operations. During 2000, the Company sold its absorbent polymers business. The Company has reclassified the net assets and results of these operations as discontinued operations.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries greater than 50% owned by the Company are consolidated. The Company's ownership interests in the U.K., Mexican, Indian, and Egyptian ventures range between 20% and 50%. Accordingly, these investments are accounted for using the equity method. The Company's ownership interest in the Japanese investment is less than 20% and is recorded at cost. All material intercompany balances and transactions between wholly owned subsidiaries, including profits on inventories, have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         Translation of Foreign Currencies

         The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rates of exchange at the balance sheet dates. The statements of operations are translated at the weighted average rates during the periods. Foreign exchange translation adjustments are accumulated as a separate component of stockholders' equity, while foreign currency transaction gains or losses are included in income.

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

         Property, Plant, Equipment, and Mineral Rights and Reserves

         Property, plant, equipment, and mineral rights and reserves are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method for substantially all of the assets. Certain other assets, primarily field equipment, are depreciated on the units-of-production method. Mineral rights and reserves are depleted using the units-of-production method.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies (Continued)

         Goodwill and Other Intangible Assets

         Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Prior to 2002, goodwill was amortized on the straight-line method over periods of five to 10 years. The Compnay adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Pursuant to SFAS 142, goodwill is not subject to amortization, but is tested annually (or more frequently if impairment indicators arise), for impairment. Other intangibles, including trademarks and noncompete agreements, are amortized on the straight-line method over the expected periods to be benefited, which extend up to 10 years.

         At the date of adoption of SFAS 142, the goodwill balance included in the Company's consolidated balance sheet was not significant.

         The adoption of SFAS 142's provisions relating to goodwill amortization resulted in the Company discontinuing the amortization of goodwill effective January 1, 2002. Goodwill amortization expense was not significant in 2001 and 2000.

         Impairment of Long-Lived Assets

         Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs of disposal.

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

         Revenue Recognition

         Product revenue is recognized when products are shipped to customers. Allowances for discounts, rebates, and estimated returns are recorded at the time of sale and are reported as a reduction in revenue.

         Land Reclamation

         The Company mines various minerals using a surface-mining process which requires the removal of overburden. The Company is obligated to restore the land comprising each mining site to its original condition at the completion of mining activity.

         The Company employs a continuous reclamation process and recognizes the cost of ongoing site restoration activities as incurred. The estimated cost of final reclamation is accrued as minerals are mined. The Company has undiscounted reserves for future reclamation costs totaling $5,936 and $6,175 at December 31, 2002 and 2001, respectively (included in other long-term liabilities in the consolidated balance sheets). The Company believes the reserves being recorded, as determined by Company and consulting engineers, are adequate to reclaim existing sites.

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

         Research and Development

         Research and development costs are included in general, selling and administrative expenses and amounted to approximately $5,953, $5,039 and $4,675 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Earnings Per Share

         Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options. A reconciliation between the number of shares used to compute basic and diluted earnings per share follows:

--------------------------------------------------------------------------------
                                               2002         2001         2000
--------------------------------------------------------------------------------
Weighted average of common shares
  outstanding for the year                  28,133,795   28,193,234   27,523,157
Dilutive impact of stock options             2,014,725    2,412,826    2,433,533
                                            ----------   ----------   ----------
Weighted average of common and common
  equivalent shares for the year            30,148,520   30,606,060   29,956,690
                                            ==========   ==========   ==========
Common shares outstanding at December 31    27,881,903   28,256,389   28,781,304
                                            ==========   ==========   ==========
--------------------------------------------------------------------------------

         Stock Option Plans

         The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation," but applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its fixed plan stock options. As such, compensation expense is recorded on the grant date only if the market price of the underlying stock exceeds the exercise price. Under the Company's option plans, stock options are granted at exercise prices that equal the market value of the underlying common stock on the date of grant. Therefore, no compensation expense related to stock options is recorded in the consolidated statements of operations.

         SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies (Continued)

         The following table illustrates the effect on net income and earnings per share if the fair-value-based recognition provisions of SFAS 123 had been applied to all outstanding and unvested awards in each period:

--------------------------------------------------------------------------------
                                                      Year Ended December 31,
                                                    ----------------------------
                                                      2002      2001      2000
--------------------------------------------------------------------------------
Net income, as reported                             $12,968   $13,231   $326,237
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects                781       652        680
                                                    -------   -------   --------
Pro forma net income                                $12,187   $12,579   $325,557
                                                    =======   =======   ========
Earnings per share:

Basic - as reported                                 $  0.46   $  0.47   $  11.85
Basic - pro forma                                   $  0.43   $  0.45   $  11.83

Diluted - as reported                               $  0.43   $  0.43   $  10.90
Diluted - pro forma                                 $  0.40   $  0.41   $  10.87
--------------------------------------------------------------------------------

         Derivative Instruments and Hedging Activities

         The Company occasionally uses derivative financial instruments (principally interest rate swaps or options) to manage its exposure to changes in interest rates. The Company does not use derivative instruments for trading or other speculative purposes. The Company had no derivative financial instruments outstanding at December 31, 2002.

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

         Reclassifications

         Certain items in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the consolidated financial statement presentation for 2002.

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

         Summary operating results for 2001 and 2000 for the operations that were discontinued were as follows:

--------------------------------------------------------------------------------
U.K. metalcasting and cat litter businesses            2001              2000
--------------------------------------------------------------------------------
Net sales                                            $  8,760          $ 18,550
Operating loss                                         (1,174)          (14,490)
Income tax expense (benefit)                             (384)              378
Net loss                                                 (879)          (15,232)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Absorbent polymers segment                             2001               2000*
--------------------------------------------------------------------------------
Net sales                                            $    --             $86,000
Operating profit                                          --              12,436
Income tax expense                                        --               4,639
Net income                                                --               7,047
--------------------------------------------------------------------------------

                    *The 2000 information is for five months.

         In 2000, the Company accrued $6,500 for the settlement of litigation in the U.K. In 2001, the suit was settled for approximately that amount.

         A portion of the Company's interest expense has been allocated to discontinued operations based upon the debt balances attributable to these operations. Net interest expense allocated to discontinued operations was $199 and $1,261 in 2001 and 2000, respectively.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

         The following summaries set forth certain financial information by business segment and geographic area as of and for the years ended December 31, 2002, 2001 and 2000.

--------------------------------------------------------------------------------
                                              2002          2001        2000
--------------------------------------------------------------------------------
Business Segment:
  Revenues:
    Minerals                                $ 171,543    $ 149,945    $ 163,474
    Environmental                             105,926      103,766       98,010
    Transportation                             32,509       33,133       34,036
    Intersegment shipping                     (11,105)     (11,556)     (11,378)
                                            ---------    ---------    ---------
        Total                               $ 298,873    $ 275,288    $ 284,142
                                            =========    =========    =========
  Operating profit (loss):
    Minerals                                $  15,870    $  14,697    $  21,296
    Environmental                              14,373       15,154       11,594
    Transportation                                967        1,363        1,477
    Corporate                                 (11,552)     (12,649)     (16,397)
                                            ---------    ---------    ---------
        Total                               $  19,658    $  18,565    $  17,970
                                            =========    =========    =========
  Assets:
    Minerals                                $ 128,566    $ 106,391    $ 109,681
    Environmental                              65,783       65,216       57,691
    Transportation                              1,895        1,282        1,791
    Corporate                                  25,584       22,332      200,516
    Discontinued operations (net
      liabilities)                                 --        1,109       (3,912)
                                            ---------    ---------    ---------
        Total                               $ 221,828    $ 196,330    $ 365,767
                                            =========    =========    =========
  Depreciation, depletion and amortization:
    Minerals                                $  10,840    $   9,984    $  10,046
    Environmental                               6,615        4,820        4,153
    Transportation                                 58           37           45
    Corporate                                   2,496        2,586        2,756
                                            ---------    ---------    ---------
        Total                               $  20,009    $  17,427    $  17,000
                                            =========    =========    =========
  Capital expenditures:
    Minerals                                $   8,263    $   8,431    $   7,935
    Environmental                               6,174        5,691        5,014
    Transportation                                145           41           56
    Corporate                                   1,641          567        1,970
                                            ---------    ---------    ---------
        Total                               $  16,223    $  14,730    $  14,975
                                            =========    =========    =========
  Research and development expenses:
    Minerals                                $   2,632    $   1,677    $   1,234
    Environmental                               2,051        1,777        1,453
    Corporate                                   1,270        1,585        1,988
                                            ---------    ---------    ---------
        Total                               $   5,953    $   5,039    $   4,675
                                            =========    =========    =========
--------------------------------------------------------------------------------

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(3) Business Segment and Geographic Area Information (Continued)

--------------------------------------------------------------------------------
                                                  2002      2001        2000
--------------------------------------------------------------------------------
Geographic area:
  Sales to unaffiliated customers shipped from:
    North America                               $234,013   $237,767   $247,539
    Europe                                        52,715     27,435     25,160
    Asia                                          10,158      8,116      8,746
    Australia                                      1,987      1,970      2,697
                                                --------   --------   --------
        Total                                   $298,873   $275,288   $284,142
                                                ========   ========   ========
Operating profit from:
    North America                               $ 13,457   $ 13,598   $ 16,029
    Europe                                         5,345      4,482        658
    Asia                                             417        199        917
    Australia                                        439        286        366
                                                --------   --------   --------
        Total                                   $ 19,658   $ 18,565   $ 17,970
                                                ========   ========   ========
Identifiable assets in:
    North America                               $144,068   $149,370   $333,062
    Europe                                        57,579     28,651     22,006
    Asia                                          18,175     15,507     12,211
    Australia                                      2,006      1,693      2,400
    Discontinued operations                           --      1,109     (3,912)
                                                --------   --------   --------
        Total                                   $221,828   $196,330   $365,767
                                                ========   ========   ========
--------------------------------------------------------------------------------

(4) Inventories

         Inventories at December 31 consisted of:

--------------------------------------------------------------------------------
                                                                 2002      2001
--------------------------------------------------------------------------------
Advance mining                                                 $ 2,836   $ 1,872
Crude stockpile inventories                                     11,330    11,524
In-process inventories                                          15,142    12,863
Other raw material, container, and supplies inventories          9,546     8,334
                                                               -------   -------
                                                               $38,854   $34,593
                                                               =======   =======
--------------------------------------------------------------------------------

(5) Property, Plant, Equipment, and Mineral Rights and Reserves

         Property, plant, equipment and mineral rights and reserves consisted of the following:

--------------------------------------------------------------------------------
                                             December 31,         Depreciation/
                                        ----------------------    Amortization
                                          2002          2001      Annual Rates
--------------------------------------------------------------------------------
Mineral rights and reserves             $  4,269     $  4,970
Other land                                 4,609        4,323
Buildings and improvements                47,059       40,995     4.9% to 25.0%
Machinery and equipment                  156,940      140,125     10.0% to 50.0%
                                        --------     --------
                                        $212,877     $190,413
                                        ========     ========
--------------------------------------------------------------------------------

         Depreciation and depletion were charged to income as follows:

--------------------------------------------------------------------------------
                                            2002            2001           2000
--------------------------------------------------------------------------------
Depreciation expense                       $19,064        $16,247        $16,256
Depletion expense                              806          1,085            610
                                           -------        -------        -------
                                           $19,870        $17,332        $16,866
                                           =======        =======        =======
--------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(6) Income Taxes

         Total income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 was allocated as follows:

--------------------------------------------------------------------------------
                                               2002         2001         2000
--------------------------------------------------------------------------------
Income from continuing operations           $   6,916    $   6,155    $   7,155
Discontinued operations                            --       (6,294)     213,980
Extraordinary item                                 --           --         (238)
Cumulative effect of change in accounting
  principle                                        --         (113)          --
                                            ---------    ---------    ---------
                                            $   6,916    $    (252)   $ 220,897
                                            =========    =========    =========
--------------------------------------------------------------------------------
         Domestic and foreign components of income from continuing operations before income taxes, equity in income of joint ventures and minority interest are shown below:

--------------------------------------------------------------------------------
                                                    2002       2001        2000
--------------------------------------------------------------------------------
Income from continuing operations before
  income taxes, equity in income of joint
  ventures and minority interest
Domestic                                           $12,266    $14,377    $23,032
Foreign                                              6,923      4,829      2,188
                                                   -------    -------    -------
                                                   $19,189    $19,206    $25,220
                                                   =======    =======    =======
--------------------------------------------------------------------------------

         The components of the provision (benefit) for income taxes attributable to income from continuing operations before income taxes, equity in income of joint ventures and minority interest for the years ended December 31, 2002, 2001 and 2000 consisted of:

--------------------------------------------------------------------------------
                                                   2002        2001      2000
--------------------------------------------------------------------------------
Provision (benefit) for income taxes:
  Federal:
    Current                                      $   647     $ 2,379    $ 4,622
    Deferred                                       2,641         722        512
  State:
    Current                                          741         697        712
    Deferred                                         264          72         51
  Foreign:
    Current                                        2,647       2,091      1,697
    Deferred                                         (24)        194       (439)
                                                 -------     -------    -------
                                                 $ 6,916     $ 6,155    $ 7,155
                                                 =======     =======    =======
--------------------------------------------------------------------------------

         The Company's federal income tax returns have been audited through 1998.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(6) Income Taxes (Continued)

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2001 were as follows:

--------------------------------------------------------------------------------
                                                         2002           2001
--------------------------------------------------------------------------------
Deferred tax assets attributable to:
  Accounts receivable, due to allowance
    for doubtful accounts                                 $   436       $   576
  Inventories                                               1,013           973
  Accrued pension liability                                 3,593         2,710
  Intangible assets, due to differences
    in amortization                                         1,815         2,046
  Capital losses carried forward                               --           546
  Other                                                     2,296         4,818
                                                          -------       -------
    Total deferred tax assets                               9,153        11,669
Deferred tax liabilities attributable to:
  Plant and equipment, due to differences
    in depreciation                                        (2,132)         (865)
  Land and mineral reserves, due to
    differences in depletion                               (1,527)       (2,056)
                                                          -------       -------
    Total deferred tax liabilities                         (3,659)       (2,921)
                                                          -------       -------
    Net deferred tax assets                               $ 5,494       $ 8,748
                                                          =======       =======
--------------------------------------------------------------------------------

         The following analysis reconciles the statutory Federal income tax rate to the effective tax rates related to income from continuing operations before income taxes, equity in income of joint ventures and minority interest:


--------------------------------------------------------------------------------------------------------
                                                     2002               2001              2000
                                               -----------------  ----------------- --------------------
                                                        Percent            Percent              Percent
                                                       of Pretax          of Pretax            of Pretax
                                               Amount    Income   Amount   Income   Amount      Income
--------------------------------------------------------------------------------------------------------
Provision for income taxes at
  U.S. statutory rates                         $6,716    35.0%    $6,722    35.0%   $ 8,827     35.0%
Increase (decrease) in taxes resulting from:
  Percentage depletion                           (742)   (3.9%)     (875)   (4.6%)   (1,190)    (4.7%)
  State taxes                                     482     2.5%       453     2.4%       463      1.8%
  Export incentives                              (126)   (0.8%)     (155)   (0.8%)     (632)    (2.5%)
  Other                                           586     3.2%        10     0.1%      (313)    (1.2%)
                                               ------    -----    ------    -----   -------     -----
                                               $6,916    36.0%    $6,155    32.1%   $ 7,155     28.4%
                                               ======    =====    ======    =====   =======     =====
--------------------------------------------------------------------------------------------------------

(7) Long-term Debt

         Long-term debt consisted of the following:

--------------------------------------------------------------------------------
                                                                  December 31,
                                                               -----------------
                                                                2002       2001
--------------------------------------------------------------------------------
Short-term debt supported by revolving credit agreement        $12,600   $ 7,000
Industrial revenue bond                                          5,000     5,000
Other notes payable                                                573     1,245
                                                                18,173    13,245
Less: current portion                                           12,600        --
                                                               -------   -------
                                                               $ 5,573   $13,245
                                                               =======   =======
--------------------------------------------------------------------------------

         The Company has a committed $125,000 revolving credit agreement, which matures October 31, 2003. As of December 31, 2002, there was $112,400 in borrowing capacity available under the line of credit. The revolving credit agreement is a multi-currency arrangement, which allows the Company to borrow at an adjusted LIBOR rate plus .25% to

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(7) Long-term Debt (Continued)

..75%, depending upon debt to capitalization ratios and the amount of the credit line used. The interest rate at December 31, 2002 was 1.69%.

         At December 31, 2002 and 2001, the Company had outstanding standby letters of credit of $13.4 million and $11.7 million, respectively. These letters of credit typically serve to guarantee the Company's performance of its obligations related to land reclamation and workers' compensation claims. The Company has recognized the estimated costs of its obligations related to land reclamation and workers' compensation claims in the accompanying consolidated balance sheets as of December 31, 2002 and 2001.

         During 2000, the Company borrowed $5,000 using an industrial revenue bond to finance the construction of a plant in Butler, Georgia. The note, which matures in 2015, has a variable interest rate and is secured by the plant assets. At December 31, 2002, the interest rate was 1.65%.

         Maturities of long-term debt outstanding at December 31, 2002, were as follows:

--------------------------------------------------------------------------------
                                      2003   2004   2005  2006  2007  Thereafter
--------------------------------------------------------------------------------
Short-term debt supported by
  revolving credit agreement        $12,600  $ --   $ --   $ --   $ --   $   --
Industrial revenue bond and other
  notes payable                          --    --     --     --     --    5,573
                                    -------  ----   ----   ----   ----   ------
                                    $12,600  $ --   $ --   $ --   $ --   $5,573
                                    =======  ====   ====   ====   ====   ======
--------------------------------------------------------------------------------

         The estimated fair value of the above notes at December 31, 2002, was approximately equal to their carrying amounts based on discounting future cash payments using current market interest rates for loans with similar terms and maturities.

         All loan agreements include covenants that require the maintenance of specific minimum amounts of working capital, tangible net worth and various financial ratios, and limit additional borrowings and guarantees. The Company was in compliance with these financial covenants at December 31, 2002. The Company is not required to maintain compensating balances.

         During 2000, the Company renegotiated its debt covenants to reflect the sale of the absorbent polymers segment. As a result of this transaction, the payment of $25,000 in term notes was accelerated resulting in an extraordinary loss from the early extinguishment of debt amounting to $443, net of income taxes.

(8)      Acquisitions

         On May 1, 2002, the Company acquired all of the outstanding stock of Colin Stewart Minchem Limited. (CSM), a specialty minerals and chemical company located in the United Kingdom, in exchange for cash. The aggregate purchase price was $15,507. The purchase was financed utilizing the Company's revolving credit facility.

         CSM supplies intermediate products, industrial minerals, inorganic chemicals, and additives to customers operating in the laundry detergent, packaging, oil exploration and water treatment markets. The acquisition of CSM provides an additional platform for the Company to expand its global operations and presence. The results of CSM's operations have been included in the consolidated financial statements from the acquisition date.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

         The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition and unaudited pro forma results of continuing operations as if the acquisition of CSM had occurred at the beginning of each year presented. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of future results.

--------------------------------------------------------------------------------
                                                                    At April 30,
                                                                       2002
--------------------------------------------------------------------------------

Current assets                                                        $ 6,263
Fixed assets                                                           10,520
Goodwill                                                                4,172
                                                                      -------
  Total assets acquired                                               $20,955
                                                                      -------
Current liabilities                                                   $ 3,023
Other liabilities                                                       2,425
                                                                      -------
  Total liabilities assumed                                           $ 5,448
                                                                      -------
  Net assets acquired                                                 $15,507
                                                                      =======
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                            Pro Forma             Pro Forma
                                       Twelve Months Ended   Twelve Months Ended
                                          December 31,           December 31,
                                       -------------------   -------------------
                                              2002                  2001
--------------------------------------------------------------------------------
Net sales                                   $309,532              $307,265
Income from continuing operations             13,683                15,283
Net income                                    13,683                15,376
Basic earnings per share                        0.49                  0.55
Diluted earnings per share                      0.45                  0.50
--------------------------------------------------------------------------------

         The Company also completed another less significant acquisition during 2002. Had this acquisition been completed on January 1, 2000, the Company's operating results would not have been materially different than those reported.

(9) Market Risks and Financial Instruments

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

Exchange Rate Sensitivity

         The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposures are to changes in exchange rates for the U.S. dollar versus the euro, the British pound, the Canadian dollar, the Australian dollar, the Mexican peso, the Thai baht, the Chinese renmimbi and the Korean won. The Company also has significant exposure to changes in exchange rates between the British pound and the Euro.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

         The Company's various currency exposures often offset each other, providing natural hedges against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases, royalty payments, etc.) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2002, the Company did not have any material outstanding foreign currency contracts.

 (9) Market Risks and Financial Instruments (continued)

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


---------------------------------------------------------------------------------------------------
                                                 Expected Maturity Date
                                  -----------------------------------------------------------------
                                                                                              Fair
                                  2003      2004   2005    2006   2007 Thereafter  Total     Value
---------------------------------------------------------------------------------------------------
(US$ equivalent in thousands)
Short-term debt:
  Variable rate (US)             $12,600    $ --   $ --   $ --   $ --   $   --    $12,600   $12,600
  Average interest rate              2.2%     --     --     --     --       --         --        --
Long-term debt:
  Variable rate (US)                  --      --     --     --     --    5,000      5,000     5,000
  Average interest rate               --      --     --     --     --      1.5%        --        --
  Variable rate (RMB)                 --      --     --     --     --      144        144       144
  Average interest rate               --      --     --     --     --      5.8%        --        --
  Variable rate (THB)                 --      --     --     --     --      429        429       429
  Average interest rate               --      --     --     --     --      4.5%        --        --
                                 -------    ----   ----   ----   ----   ------    -------   -------
Total                            $12,600    $ --   $ --   $ --   $ --   $5,573    $18,173   $18,173
                                 =======    ====   ====   ====   ====   ======    =======   =======
---------------------------------------------------------------------------------------------------

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

(10) Leases

         The Company has several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Total rent expense under operating lease agreements was approximately $4,099, $3,672 and $2,928 in 2002, 2001 and 2000, respectively.
Additionally, the Company has two domestic facilities that are being subleased.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(10) Leases (Continued)

         The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) and related sublease income as of December 31, 2002:

--------------------------------------------------------------------------------
                                         Minimum Lease
                                            Payments                  Sublease
                               ---------------------------------       Rental
                               Domestic     Foreign       Total        Income
--------------------------------------------------------------------------------
Year ending December 31:
  2003                         $ 2,600       $  76       $ 2,676       $  502
  2004                           2,238          60         2,298          289
  2005                           2,007          35         2,042          298
  2006                           1,550          14         1,564          306
  2007                           1,487           5         1,492          316
  Thereafter                       848         390         1,238          187
                               -------       -----       -------       ------
Total                          $10,730       $ 580       $11,310       $1,898
                               =======       =====       =======       ======
--------------------------------------------------------------------------------

(11) Employee Benefit Plans

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

         The following tables set forth pension obligations included in the Company's balance sheet at December 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                                             Pension Benefits
                                                           ---------------------
                                                             2002         2001
--------------------------------------------------------------------------------
Change in benefit obligations:
Beginning benefit obligation                               $ 22,974    $ 21,215
Service cost                                                  1,157       1,053
Interest cost                                                 1,634       1,556
Effect of plan amendments                                        --          43
Actuarial loss                                                1,570         156
Benefits paid                                                  (943)     (1,049)
                                                           --------    --------
Ending benefit obligation                                  $ 26,392    $ 22,974
                                                           ========    ========
Change in plan assets:
Beginning fair value                                       $ 20,169    $ 24,573
Actual return                                                (1,314)     (3,355)
Company contribution                                             --          --
Benefits paid                                                  (943)     (1,049)
                                                           --------    --------
Ending fair value                                          $ 17,912    $ 20,169
                                                           ========    ========
Funded status of the plan                                  $ (8,480)   $ (2,805)
Unrecognized actuarial and investment (gain) loss, net        3,772        (888)
Prior service cost                                              441         471
Transition asset                                               (361)       (498)
                                                           --------    --------
Accrued pension cost liability                             $ (4,628)   $ (3,720)
                                                           ========    ========
--------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(11) Employee Benefit Plans (Continued)

         Pension cost was comprised of:

--------------------------------------------------------------------------------
                                                    2002       2001       2000
--------------------------------------------------------------------------------
Service cost - benefits earned during the year    $ 1,157    $ 1,053    $ 1,311
Interest cost on accumulated benefit obligation     1,634      1,556      1,593
Expected return on plan assets                     (1,777)    (2,170)    (1,994)
Net amortization and deferral                        (106)      (377)      (218)
                                                  -------    -------    -------
Net periodic pension cost                         $   908    $    62    $   692
Curtailment gain                                       --         --     (1,104)
                                                  -------    -------    -------
Net periodic pension cost (income) after
  curtailment                                     $   908    $    62    $  (412)
                                                  =======    =======    =======
--------------------------------------------------------------------------------

         The curtailment in 2000 was related to the sale of the absorbent polymers segment. All of the domestic absorbent polymers' employees were given full vesting and paid their accrued pension benefit.

         The valuations of the Company's pension benefit plans were performed as of October 1, 2002 and 2001. The plan assets are invested in common stocks, corporate bonds and notes, and guaranteed income contracts purchased from insurance companies.

         The key actuarial assumptions used to measure benefit obligations in the Company's pension plans were as follows: the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% in 2002 and 7.25% in 2001; the rate of increase in future compensation levels was 5.75% in both years; and the expected long-term rate of return on plan assets was 9.0% for both years. For 2003, the Company intends to revise the rate of return on plan assets assumption to 8.75%.

         In addition to the qualified plans outlined above, the Company sponsors a supplementary pension plan that provides benefits in excess of qualified plan limitations for certain employees. The unfunded accrued liability for this plan was $1,948 and $1,741 at December 31, 2002 and 2001, respectively.

         The Company also has a savings plan for its U.S. personnel. The Company makes annual contributions in an amount equal to an employee's contributions up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $1,251 in 2002, $1,223 in 2001 and $1,349 in 2000. The Company also has a deferred compensation plan and a 401(k) restoration plan for its executives.

         The foreign pension plans, which are not subject to United States pension funding laws, are funded using individual annuity contracts and, therefore, are not included in the information reflected above.

 (12)    Stock Option Plans

         The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plans been determined using the fair value method of accounting described in SFAS 123, the Company's net income would have been changed to the pro forma amounts indicated in note 1 of notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

 (12)    Stock Option Plans (Continued)

         For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

--------------------------------------------------------------------------------
                                                 2002        2001        2000
--------------------------------------------------------------------------------
Risk-free interest rate                          4.5%        5.1%        6.4%
Expected life of option                          6 yrs.      6 yrs.      7 yrs.
Expected dividend yield of stock                 0.9%        1.1%        1.0%
Expected volatility of stock                     45%         52%         50%
--------------------------------------------------------------------------------

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

The 1983, 1987 and 1993 Plans

         The Company has reserved shares of its common stock for issuance of incentive and nonqualified stock options to its directors, officers and key employees under its 1983 Incentive Stock Option Plan, 1993 Stock Plan and 1987 Nonqualified Stock Option Plan. Options awarded under these plans, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value of the underlying common stock at the time of grant. Options awarded under these plans generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Compensation Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.

         These plans are expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire. Changes in options outstanding are summarized as follows:


--------------------------------------------------------------------------------------------------------------
                                             December 31, 2002      December 31, 2001      December 31, 2000
                                          ----------------------   -------------------    --------------------
                                                        Weighted              Weighted                Weighted
                                                        Average                Average                 Average
                                                        Exercise              Exercise                Exercise
   Expired Stock Option Plans               Shares        Price     Shares       Price     Shares       Price
--------------------------------------------------------------------------------------------------------------
Options outstanding at January 1          2,531,037     $ 2.09    3,680,717    $ 1.94    1,478,256     $9.91
Adjustment due to equity restructuring           --      --              --     --       4,100,584        --
Exercised                                  (640,958)      1.92   (1,107,934)     1.74   (1,835,392)     3.88
Cancelled                                    (5,658)      2.23      (41,746)     1.78      (62,731)     5.81
                                          ---------               ---------              ---------
Options outstanding at December 31        1,884,421       2.07    2,531,037      2.03    3,680,717      1.94
                                          =========               =========              =========
Options exercisable at December 31        1,725,105               1,981,388              2,558,277
                                          =========               =========              =========
Shares available for future grant at
  December 31                                    --                      --                     --
                                          =========               =========              =========
--------------------------------------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(12) Stock Option Plans (Continued)

1998 Long-Term Incentive Plan

         The Company reserved 2,900,000 shares of its common stock (after adjustment for the equity restructuring related to the sale of the absorbent polymers segment) for issuance to its officers, directors and key employees. This plan provides for the award of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. To date, only nonqualified stock options have been awarded. Options awarded under this plan, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value of the underlying common stock at the time of grant. Options awarded under the plan generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested, unless a different vesting schedule is established by the Compensation Committee of the Board of Directors on the date of grant. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company. Changes in options outstanding are summarized as follows:


----------------------------------------------------------------------------------------------------------
                                            December 31, 2002    December 31, 2001     December 31, 2000
                                          -------------------   -------------------   ---------------------
                                                     Weighted              Weighted                Weighted
                                                      Average               Average                 Average
   1998 Long-Term Incentive Plan                     Exercise              Exercise                Exercise
                                           Shares      Price    Shares      Price      Shares       Price
----------------------------------------------------------------------------------------------------------
Options outstanding at January 1          1,693,162    $2.66   1,574,447    $ 2.10       312,845    $9.64
Adjustment due to equity restructuring           --       --          --        --     1,117,187
Granted                                     307,450     6.63     326,050      4.95       288,500     3.88
Exercised                                  (232,027)    1.84    (156,852)     1.75       (93,844)    5.51
Cancelled                                   (37,391)    3.72     (50,483)     2.85       (50,241)    6.02
                                          ---------            ---------               ---------
Options outstanding at December 31        1,731,194     3.46   1,693,162      2.66     1,574,447     2.10
                                          =========            =========               =========
Options exercisable at December 31          551,527              394,273                  48,214
                                          =========            =========               =========
Shares available for future grant at
December 31                                 686,083              956,142                 231,709
                                          =========            =========               =========
----------------------------------------------------------------------------------------------------------

         All Stock Option Plans

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:


------------------------------------------------------------------------------------------
                                             Options Outstanding      Options Exercisable
                                             -------------------     ---------------------
                                              Weighted
                                               Average
                                  Number      Remaining
  Range of exercisse prices        of        Contractual
                                  Shares     Life (Yrs).
------------------------------------------------------------------------------------------
  $1.350      --      $1.786       990,417      5.03      $1.572       629,794      $1.574
   1.830      --       2.287     1,466,154      4.42       2.151     1,270,118       2.131
   2.374      --       6.000       866,694      6.09       3.729       376,720       2.762
   6.650      --       6.650       292,350      9.10       6.650            --          --
                                 ---------                           ---------
              Total              3,615,615      5.37       2.735     2,276,632       2.081
                                 =========                           ========
------------------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(13)     Accrued Liabilities

         Accrued liabilities at December 31 consisted of:

--------------------------------------------------------------------------------
                                                         2002              2001
--------------------------------------------------------------------------------
Accrued severance taxes                                 $ 1,886          $ 2,329
Accrued employee costs                                    1,416            1,006
Accrued vacation pay                                      1,617            1,438
Accrued pension                                           4,628            3,720
Accrued bonus                                             2,842            3,655
Accrued product liability                                 1,256            1,157
Accrued commissions                                       1,193            1,738
Other                                                     7,283            6,801
                                                        -------          -------
                                                        $22,121          $21,844
                                                        =======          =======
--------------------------------------------------------------------------------

(14)     Contingencies

         The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

 (15)    Quarterly Results (Unaudited)

         Unaudited summarized results for each quarter in 2002 and 2001 are as follows:

--------------------------------------------------------------------------------
                                                 2002 Quarter
                                   ---------------------------------------------
                                     First      Second      Third       Fourth
--------------------------------------------------------------------------------
Minerals                            $33,690     $45,138     $46,502     $46,213
Environmental                        18,493      28,026      33,216      26,191
Transportation                        7,384       8,078       8,591       8,456
Intersegment shipping                (2,226)     (2,707)     (3,113)     (3,059)
                                    -------     -------     -------     -------
  Net sales                         $57,341     $78,535     $85,196     $77,801
                                    =======     =======     =======     =======
Minerals                            $ 5,569     $ 8,427     $ 8,747     $ 9,164
Environmental                         6,301      10,022      11,686       8,584
Transportation                          783         819         881         885
                                    =======     =======     =======     =======
  Gross profit                      $12,653     $19,268     $21,314     $18,633
                                    =======     =======     =======     =======
Minerals                            $ 2,217     $ 4,304     $ 4,386     $ 4,963
Environmental                           939       4,582       5,950       2,902
Transportation                          226         229         242         270
Corporate                            (2,759)     (2,960)     (2,979)     (2,854)
                                    =======     =======     =======     =======
  Operating profit                  $   623     $ 6,155     $ 7,599     $ 5,281
                                    =======     =======     =======     =======
Net income                          $   532     $ 4,062     $ 4,858     $ 3,516
                                    =======     =======     =======     =======
Basic earnings per share            $  0.02     $  0.14     $  0.17     $  0.13
                                    =======     =======     =======     =======
Diluted earnings per share          $  0.02     $  0.13     $  0.16     $  0.12
                                    =======     =======     =======     =======
-------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

--------------------------------------------------------------------------------
                                                     2001 Quarter
                                       -----------------------------------------
                                        First     Second      Third      Fourth
--------------------------------------------------------------------------------
Minerals                               $38,837    $36,437    $38,205    $36,466
Environmental                           20,113     27,576     30,549     25,528
Transportation                           7,562      8,513      8,832      8,226
Intersegment shipping                   (2,134)    (2,855)    (3,468)    (3,099)
                                       -------    -------    -------    -------
  Net sales                            $64,378    $69,671    $74,118    $67,121
                                       =======    =======    =======    =======
Minerals                               $ 6,821    $ 7,021    $ 6,890    $ 6,857
Environmental                            7,436      8,764     10,268      8,728
Transportation                             803        904        954        859
                                       =======    =======    =======    =======
  Gross profit                         $15,060    $16,689    $18,112    $16,444
                                       =======    =======    =======    =======
Minerals                               $ 3,677    $ 3,653    $ 3,528    $ 3,839
Environmental                            2,680      4,052      5,374      3,048
Transportation                             307        362        405        289
Corporate                               (3,530)    (3,170)    (2,949)    (3,000)
                                       =======    =======    =======    =======
  Operating profit                     $ 3,134    $ 4,897    $ 6,358    $ 4,176
                                       =======    =======    =======    =======
Income from continuing operations      $ 3,054    $ 2,963    $ 4,345    $ 2,776
                                       =======    =======    =======    =======
Discontinued operations and
  extraordinary loss                   $  (324)   $    44    $  (257)   $   630
                                       =======    =======    =======    =======
Net income                             $ 2,730    $ 3,007    $ 4,088    $ 3,406
                                       =======    =======    =======    =======
Basic earnings per share               $  0.09    $  0.11    $  0.15    $  0.12
                                       =======    =======    =======    =======
Diluted earnings per share             $  0.08    $  0.10    $  0.14    $  0.11
                                       =======    =======    =======    =======
--------------------------------------------------------------------------------

(16) Business Realignment Charges

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

         The business realignment charges included the following:

--------------------------------------------------------------------------------
                                                                         2000
--------------------------------------------------------------------------------
Expenses associated with business realignment activities                $2,357
Income tax benefit associated with the above                               907
                                                                        ------
Impact on income from continuing operations                             $1,450
                                                                        ======
Diluted earnings per share impact                                       $(0.05)
                                                                        ======
--------------------------------------------------------------------------------

                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)


----------------------------------------------------------------------------------------------------------
                                                          Additions
                                                    ----------------------
                                                                 Charged                           Balance
                                        Balance at  Charged to  (credited)                         at end
                                        beginning   costs and    to other       Other charges        of
Year            Description               of year    expenses   account (2)   add (deduct) (1)      year
----------------------------------------------------------------------------------------------------------
2002   Allowance for doubtful accounts   $2,127       $1,287      $  --           $  (772)         $ 2,642
                                         ======       ======      ===             =======          =======
2001   Allowance for doubtful accounts   $2,232       $  929      $  --           $(1,034)         $ 2,127
                                         ======       ======      ===             =======          =======
2000   Allowance for doubtful accounts   $2,415       $  946      $(353)          $  (776)         $ 2,232
                                         ======       ======      ===             =======          =======
----------------------------------------------------------------------------------------------------------

(1) Bad debts written off.
(2) Disposition of business units.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2003

                                     AMCOL INTERNATIONAL CORPORATION

                                     By:  /s/ Lawrence E. Washow
                                         --------------------------------------
                                         Lawrence E. Washow
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ John Hughes                                                  March 14, 2003
-----------------------------------------------------
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow                                            March 14, 2003
-----------------------------------------------------
Lawrence E. Washow
President and Chief Executive Officer
and Director

 /s/ Gary L. Castagna                                             March 14, 2003
-----------------------------------------------------
Gary L. Castagna
Senior Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown                                                  March 14, 2003
-----------------------------------------------------
Arthur Brown
Director

/s/ Daniel P. Casey                                               March 14, 2003
-----------------------------------------------------
Daniel P. Casey
Director

 /s/ Robert E. Driscoll, III                                      March 14, 2003
-----------------------------------------------------
Robert E. Driscoll, III
Director

 /s/ Jay D. Proops                                                March 14, 2003
-----------------------------------------------------
Jay D. Proops
Director

 /s/ C. Eugene Ray                                                March 14, 2003
-----------------------------------------------------
C. Eugene Ray
Director

/s/ Clarence O. Redman                                            March 14, 2003
-----------------------------------------------------
Clarence O. Redman
Director

/s/ Dale E. Stahl                                                 March 14, 2003
-----------------------------------------------------
Dale E. Stahl
Director

 /s/ Audrey L. Weaver                                             March 14, 2003
-----------------------------------------------------
Audrey L. Weaver
Director

 /s/ Paul C. Weaver                                               March 14, 2003
-----------------------------------------------------
Paul C. Weaver
Director

                                  CERTIFICATION

I, Lawrence E. Washow, certify that:

      1. I have reviewed this annual report on Form 10-K of AMCOL International Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report March 14, 2003; and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 14, 2003
                                            ------------------------------------
                                            Lawrence E. Washow
                                            Chief Executive Officer

                                  CERTIFICATION

I, Gary Castagna, certify that:

      1. I have reviewed this annual report on Form 10-K of AMCOL International Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report March 14, 2003; and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 14, 2003
                                              ----------------------------------
                                              Gary Castagna
                                              Chief Financial Officer

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

21    AMCOL International Corporation Subsidiary Listing

23    KPMG, LLP consent

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