Form 10-Q
period 2003-03-31
AMCOL INTERNATIONAL CORP
filed 2003-05-14
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2003

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number  0-15661

                         AMCOL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       36-0724340
-------------------------------                ---------------------------------
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

Yes   x        No  _____
    ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

Yes   x        No  _____
    ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at May 1, 2003
----------------------------------               -------------------------------
  (Common stock, $.01 par value)                         27,997,444 Shares

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information
------------------------------

     Item 1    Financial Statements

               Condensed Consolidated Balance Sheets -
               March 31, 2003 and December 31, 2002                            1

               Condensed Consolidated Statements of Operations -
               three months ended March 31, 2003 and 2002                      2

               Condensed Consolidated Statements of Comprehensive Income -
               three months ended March 31, 2003 and 2002                      2

               Condensed Consolidated Statements of Cash Flows -
               three months ended March 31, 2003 and 2002                      3

               Notes to Condensed Consolidated Financial Statements            4

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9

     Item 3    Quantitative and Qualitative Disclosures About Market Risk     13

     Item 4    Controls and Procedures                                        13

Part II - Other Information
---------------------------

     Item 6    Exhibits and Reports on Form 8-K                               14

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

--------------------------------------------------------------------------------
             ASSETS                                      March 31   December 31,
                                                           2003         2002
                                                       (unaudited)       *
--------------------------------------------------------------------------------
Current assets:

  Cash                                                    $ 10,168      $ 15,597
  Accounts receivable, net                                  56,440        48,870
  Inventories                                               37,849        38,854
  Prepaid expenses                                           5,373         4,270
  Current deferred tax assets                                2,844         2,825
  Income taxes receivable                                    1,467           717
                                                          --------      --------
        Total current assets                               114,141       111,133
                                                          --------      --------

Investment in and advances to joint ventures                12,531        12,419
                                                          --------      --------

Property, plant, equipment, and mineral
  rights and reserves:

  Land and mineral rights and reserves                       9,499         9,543
  Depreciable assets                                       205,350       203,334
                                                          --------      --------
                                                           214,849       212,877
  Less: accumulated depreciation                           134,589       131,030
                                                          --------      --------
                                                            80,260        81,847
                                                          --------      --------
Other assets:

  Goodwill                                                   4,630         4,728
  Intangible assets, net                                       460           474
  Long-term prepayments and other assets                     9,310         8,558
  Deferred tax assets                                        2,661         2,669
                                                          --------      --------
                                                            17,061        16,429
                                                          --------      --------
                                                          $223,993      $221,828
                                                          ========      ========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       LIABILITIES AND STOCKHOLDERS' EQUITY              March 31   December 31,
                                                           2003         2002
                                                        (unaudited)      *
--------------------------------------------------------------------------------
Current liabilities:

  Current maturities of long-term debt                    $ 16,600      $ 12,600
  Accounts payable                                          14,537        17,918
  Accrued liabilities                                       22,672        22,121
                                                          --------      --------
    Total current liabilities                               53,809        52,639
                                                          --------      --------
Long-term debt                                               5,739         5,573
                                                          --------      --------
Minority interests in subsidiaries                             624           615
Other liabilities                                           11,680        11,618
                                                          --------      --------
                                                            12,304        12,233
                                                          --------      --------
Stockholders' equity:
  Common stock                                                 320           320
  Additional paid in capital                                68,913        69,850
  Retained earnings                                        103,412       101,322
  Accumulated other comprehensive income                       459         2,005
                                                          --------      --------
                                                           173,104       173,497
Less:

  Treasury stock                                            20,963        22,114
                                                          --------      --------
                                                           152,141       151,383
                                                          --------      --------
                                                          $223,993      $221,828
                                                          ========      ========
--------------------------------------------------------------------------------

* Condensed from audited financial statements.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2003           2002
--------------------------------------------------------------------------------

Net sales                                         $     79,467     $     57,341
Cost of sales                                           60,843           44,688
                                                  ------------     ------------
  Gross profit                                          18,624           12,653
General, selling and administrative expenses            14,294           12,030
                                                  ------------     ------------
  Operating profit                                       4,330              623
                                                  ------------     ------------
Other income (expense):
  Interest expense, net                                    (80)             (92)
  Other, net                                                32              (30)
                                                  ------------     ------------
                                                           (48)            (122)
                                                  ------------     ------------
  Income before income taxes and equity                  4,282              501
    in income of joint ventures
Income tax expense                                       1,455              176
                                                  ------------     ------------
  Income before equity in income of                      2,827              325
    joint ventures
Income from joint ventures                                 103              204
Minority interest in net loss of subsidiary                 --                3
                                                  ------------     ------------
Net income                                        $      2,930     $        532
                                                  ============     ============

Weighted average common shares outstanding          27,994,263       28,454,530
                                                  ============     ============
Weighted average common and common
  equivalent shares outstanding                     29,746,227       30,921,786
                                                  ============     ============

Basic earnings per share                          $       0.10     $       0.02
                                                  ============     ============

Diluted earnings per share                        $       0.10     $       0.02
                                                  ============     ============

Dividends declared per share                      $      0.030     $      0.015
                                                  ============     ============
'-------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)


--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2003           2002
--------------------------------------------------------------------------------
Net income                                             $ 2,930       $ 532
Other comprehensive income (loss):
  Foreign currency translation adjustment               (1,546)       (384)
                                                       -------       -----
Comprehensive income                                   $ 1,384       $ 148
                                                       =======       =====
--------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2003         2002
--------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income                                              $  2,930     $    532
  Adjustments to reconcile from net income to
    net cash provided by (used in) operating
    activities:
      Depreciation, depletion, and amortization              4,492        4,152
      Changes in assets and liabilities, net of
        effects of acquisitions:
          (Increase) decrease in current assets             (8,464)       2,866
          Increase in noncurrent assets                         --       (3,172)
          Decrease in current liabilities                   (2,828)      (5,285)
          Increase in noncurrent liabilities                    61          638
          Other                                                (57)         517
                                                          --------     --------
            Net cash provided by (used in)
            operating activities                            (3,866)         248
                                                          --------     --------
Cash flow from investing activities:
  Acquisition of land, mineral reserves,
    and depreciable assets                                  (3,489)      (3,366)
  Other                                                       (755)        (123)
                                                          --------     --------
            Net cash used in investing activities           (4,244)      (3,489)
                                                          --------     --------
Cash flow from financing activities:
  Net change in outstanding debt                             4,166        2,213
  Proceeds from sales of treasury stock                        528          877
  Purchases of treasury stock                                 (315)      (1,120)
  Dividends paid                                              (841)        (429)
                                                          --------     --------
            Net cash provided by financing
              activities                                     3,538        1,541
                                                          --------     --------
Effect of foreign currency rate changes on cash               (857)        (117)
                                                          --------     --------
Net decrease in cash and cash equivalents                   (5,429)      (1,817)
                                                          --------     --------
Cash and cash equivalents at beginning of period            15,597       10,320
                                                          --------     --------
Cash and cash equivalents at end of period                $ 10,168     $  8,503
                                                          ========     ========
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                                $    114     $  1,074
                                                          ========     ========
  Income taxes                                            $  2,180     $  1,569
                                                          ========     ========
--------------------------------------------------------------------------------
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)

Note 1: BASIS OF PRESENTATION

      The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2002, has been prepared by management and is unaudited. The condensed consolidated balance sheet as of December 31, 2002, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2002. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim period, and all such adjustments are of a normal recurring nature. Management recommends the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K which accompanies the 2002 Corporate Report.

      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 as of January 1, 2003, and determined that no material adjustments were necessary. At March 31, 2003 the Company's recorded reclamation obligation was $5,884. During the quarter ended March 31, 2003, the obligation was reduced by $51 due to payments made in relation to normal mining activities offset by accretion and recognition of normal mining activities.

Note 2: INVENTORIES

      Inventories at March 31, 2003 have been valued using the same methods as at December 31, 2002. The composition of inventories at March 31, 2003 and December 31, 2002, was as follows:

--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                        2003           2002
--------------------------------------------------------------------------------
Advance mining                                        $ 3,043        $ 2,836
Crude stockpile inventories                            11,931         11,330
In-process inventories                                 12,444         15,142
Other raw material, container, and
  supplies inventories                                 10,431          9,546
                                                      -------        -------
                                                      $37,849        $38,854
                                                      =======        =======
--------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

Note 3: EARNINGS PER SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period.

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                           2003          2002
--------------------------------------------------------------------------------
Weighted average of common shares outstanding           27,994,263    28,454,530
Dilutive impact of stock options                         1,751,964     2,467,256
                                                        ----------    ----------
Weighted average of common and common equivalent        29,746,227    30,921,786
  shares for the period
                                                        ==========    ==========
Common shares outstanding                               28,100,045    28,555,026
                                                        ==========    ==========
--------------------------------------------------------------------------------

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)
                                   (Continued)

      The following summaries set forth certain financial information by business segment for the three months ended March 31, 2003 and 2002 and as of March 31, 2003 and December 31, 2002.

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                      2003              2002
--------------------------------------------------------------------------------
Business Segment:
  Revenues:
    Minerals                                       $  50,177          $  33,690
    Environmental                                     23,489             18,493
    Transportation                                     8,797              7,384
    Intersegment shipping                             (2,996)            (2,226)
                                                   ---------          ---------
      Total                                        $  79,467          $  57,341
                                                   =========          =========
Operating profit (loss):
    Minerals                                       $   4,917          $   2,217
    Environmental                                      2,383                939
    Transportation                                       376                226
    Corporate                                         (3,346)            (2,759)
                                                   ---------          ---------
      Total                                        $   4,330          $     623
                                                   =========          =========

                                                March 31, 2003     Dec. 31, 2002
                                                --------------------------------
Assets:
    Minerals                                       $ 128,861          $ 128,566
    Environmental                                     69,327             65,783
    Transportation                                     2,324              1,895
    Corporate                                         23,481             25,584
                                                   ---------          ---------
      Total                                        $ 223,993          $ 221,828
                                                   =========          =========
--------------------------------------------------------------------------------

      All of the Company's goodwill at March 31, 2003 and December 31, 2002 was associated with the minerals segment.

Note 5: STOCK OPTION PLANS

      Prior to 2003, the Company accounted for its fixed plan stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income for the three months ended March 31, 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and has elected to apply these provisions prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 will be less than that which would have been recognized

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)
                                   (Continued)

if the fair value based method had been applied to all awards since the original effective date of Statement No. 123.

      Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2003       2002
--------------------------------------------------------------------------------
Net income, as reported                                        $2,930     $ 532
Add: Stock-based employee compensation expense included in
    reported net income, net of related tax effects                66        --
Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                   (207)     (195)
                                                               ------     -----
Pro forma net income                                           $2,789     $ 337
                                                               ======     =====

Earnings per share:

Basic - as reported                                            $ 0.10     $0.02
Basic - pro forma                                              $ 0.10     $0.01

Diluted - as reported                                          $ 0.10     $0.02
Diluted - pro forma                                            $ 0.09     $0.01
--------------------------------------------------------------------------------

Note 6: ACQUISITIONS

      On May 1, 2002, the Company acquired all of the outstanding stock of Colin Stewart Minchem Limited (CSM), a specialty minerals and chemical Company located in the United Kingdom, in exchange for cash. The aggregate purchase price was $15,507. The purchase was financed utilizing the Company's revolving credit facility.

      CSM supplies intermediate products, industrial minerals, inorganic chemicals, and additives to customers operating in the laundry detergent, packaging, oil exploration and water treatment markets. The acquisition of CSM provides an additional platform for the Company to expand its global operations and presence. The results of CSM's operations have been included in the consolidated financial statements from the acquisition date, of May 1, 2002.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In thousands)
                                   (Continued)

      The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition and unaudited pro forma results of operations as if the acquisition of CSM had occurred on January 1, 2002. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place on January 1, 2002, nor is it necessarily indicative of future results.

--------------------------------------------------------------------------------
                                                                    At April 30,
                                                                       2002
--------------------------------------------------------------------------------
Current assets                                                       $ 6,263
Fixed assets                                                          10,520
Goodwill                                                               4,172
                                                                     -------
  Total assets acquired                                              $20,955
                                                                     -------

Current liabilities                                                  $ 3,023
Other liabilities                                                      2,425
                                                                     -------
  Total liabilities assumed                                          $ 5,448
                                                                     -------

                                                                     -------
  Net assets acquired                                                $15,507
                                                                     =======
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                    Actual          Pro Forma
                                                 Three Months      Three Months
                                                    Ended              Ended
                                                   March 31,          March 31,
                                                   -----------------------------
                                                      2003              2002
--------------------------------------------------------------------------------
Net sales                                          $   79,467         $   65,335
Net income                                              2,930              1,068
Basic earnings per share                                 0.10               0.04
Diluted earnings per share                               0.10               0.03
--------------------------------------------------------------------------------

Note 7: DERIVATIVES

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

      At March 31, 2003, and for the three months then ended, the Company had no derivative instruments outstanding.

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

      Net sales for the first quarter of 2003 were $79.5 million which was an increase of $22.1 million, or 39% over the same period in 2002. The Company's minerals segment accounted for 63% of net sales and 75% of the increase over the first quarter of 2002. Environmental segment sales represented 30% of net sales for the 2003 quarter and 23% of the increase. Transportation segment sales accounted for 7% of net sales for the 2003 quarter, after eliminating intersegment sales, and 2% of increase over the first quarter of 2002.

      Gross profit was $18.6 million compared with $12.7 million in the prior year quarter. Gross margin improved to 23.4% from 22.1% in the comparable period in 2002. The improvement in margins followed the increase in net sales and lower unit production costs in certain minerals segment businesses.

      General, selling and administrative expenses totaled $14.3 million in the quarter compared with $12.0 million in the prior year, an increase of 19%. Higher pension, insurance and compensation costs contributed approximately 50% of the increase. Selling and administrative expenses associated with Colin Stewart Minchem (CSM), which is part of the minerals segment and was acquired in May 2002, accounted for approximately 40% of the increase.

      Operating profit for the period was $4.3 million compared with $0.6 million in the prior year. The large increase followed the improvement in gross profit that was generated by higher net sales.

      Interest expense was $80 thousand in the quarter compared with $92 thousand in the prior year. Average debt levels and borrowing rates were comparable to the prior year. The effective income tax rate for the quarter was 34% compared with 35% in the prior year.

      Income from minority interests and joint ventures was $0.1 million compared with $0.2 million in the prior year. The decline was attributed to the recording of a tax benefit associated with the disposal of a minority interest in a Chinese business in 2002.

      Net income was $2.9 million in the first quarter of 2003 compared with $0.5 million in the prior year. The increase was a result of the improvement in sales and operating profit described above. Diluted earnings per share totaled $0.10 per share compared to $0.02 per share in the 2002 quarter. Weighted average common and common equivalent shares outstanding decreased by approximately 4% from the prior year period to 29.7 million. The decrease is the result of stock repurchases executed by the Company over the last twelve months.

      Segment Analysis


------------------------------------------------------------------------------------------------
          Minerals                                  Three Months Ended March 31,
                                ----------------------------------------------------------------
                                        2003                   2002            2003 vs.2002
------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
------------------------------------------------------------------------------------------------
Product sales                  $ 46,061      91.8%   $ 31,060       92.2%
Shipping revenue                  4,116       8.2%      2,630        7.8%
                               --------   --------   --------    --------
Net sales                        50,177     100.0%     33,690      100.0%     16,487       48.9%
                               --------   --------   --------    --------
Cost of sales - product          36,611      73.0%     25,491       75.7%
Cost of sales - shipping          4,116       8.2%      2,630        7.8%
                               --------   --------   --------    --------
Cost of sales                    40,727      81.2%     28,121       83.5%
                               --------   --------   --------    --------
  Gross profit                    9,450      18.8%      5,569       16.5%      3,881       69.7%
General, selling and
  administrative expenses         4,533       9.0%      3,352        9.9%      1,181       35.2%
                               --------   --------   --------    --------   --------
  Operating profit                4,917       9.8%      2,217        6.6%      2,700      121.8%
------------------------------------------------------------------------------------------------

      Approximately 50% of the $16.5 million increase in minerals net sales in the first quarter was contributed by CSM, which was acquired by the Company on May 1, 2002. The domestic minerals business units contributed approximately $5.3 million of the increase. Sales volume in the domestic metalcasting, pet products, oil well and export businesses all increased. Pricing was comparable to 2002 levels in the first quarter for the domestic minerals businesses. International-based mineral businesses contributed the remainder of sales increase.

      Domestic minerals businesses contributed approximately 67% of the increase in gross profit over the 2002 first quarter. Higher sales volume in the aforementioned domestic businesses was the primary reason for the increase. CSM was the primary contributor to the remaining increase in gross profit.

      Approximately 75% of the increase in general, selling and administrative expenses was attributed to CSM. Increases in pension and employee benefit costs for domestic personnel accounted for most of the remaining increase.

------------------------------------------------------------------------------------------------
    Environmental                                  Three Months Ended March 31,
                                ----------------------------------------------------------------
                                        2003                   2002            2003 vs.2002
------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
------------------------------------------------------------------------------------------------
Product sales                  $ 21,953       93.5%   $ 17,220       93.1%
Shipping revenue                  1,536        6.5%      1,273        6.9%
                               --------    --------   --------    --------
Net sales                        23,489      100.0%     18,493      100.0%     4,996      27.0%
                               --------    --------   --------    --------
Cost of sales - product          13,757       58.6%     10,919       59.0%
Cost of sales - shipping          1,536        6.5%      1,273        6.9%
                               --------    --------   --------    --------
Cost of sales                    15,293       65.1%     12,192       65.9%
                               --------    --------   --------    --------
  Gross profit                    8,196       34.9%      6,301       34.1%     1,895      30.1%
General, selling and
  administrative expenses         5,813       24.8%      5,362       29.0%       451       8.4%
                               --------    --------   --------    --------   -------
  Operating profit                2,383       10.1%        939        5.1%     1,444     153.8%
------------------------------------------------------------------------------------------------

      Strong lining technology shipments in domestic and international markets accounted for approximately 40% of the increase in sales. Higher sales in the segment's European offshore products and service revenues contributed approximately 25% of the increase over the prior year's first quarter. The remaining increase over 2002 was primarily attributed to higher sales volume in the European construction and waterproofing business.

      The 30% increase in gross profit over the 2002 first quarter corresponds to the increase in sales. The domestic and European lining technology businesses also experienced lower unit production costs due to lower manufacturing overhead.

      General, selling and administrative expenses increased primarily due to higher personnel costs in Europe.

------------------------------------------------------------------------------------------------
     Transportation                                 Three Months Ended March 31,
                                ----------------------------------------------------------------
                                        2003                   2002            2003 vs. 2002
------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
------------------------------------------------------------------------------------------------
Net sales                      $ 8,797       100.0%    $ 7,384     100.0%     $ 1,413      19.1%
Cost of sales                    7,819        88.9%      6,601      89.4%
                               -------       -----     -------     -----
  Gross profit                     978        11.1%        783      10.6%         195      24.9%
General, selling and
  administrative expenses          602         6.8%        557       7.5%          45       8.1%
                               -------       -----     -------     -----      -------
Operating profit                   376         4.3%        226       3.1%         150      66.4%
------------------------------------------------------------------------------------------------

      Higher traffic levels led to the increase in transportation sales. Intersegment sales contributed approximately 50% of the sales increase. Pricing increased over the 2002 first quarter due to surcharges levied to offset rising diesel fuel costs. Gross margins increased 50 basis points due to higher equipment utilization rates.

      General, selling and administrative expenses increased due to higher personnel costs.

--------------------------------------------------------------------------------
         Corporate                        Three Months Ended March 31,
                                ------------------------------------------------
                                   2003        2002            2003 vs. 2002
--------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
--------------------------------------------------------------------------------
 Intersegment shipping sales    $ (2,996)     $ (2,226)
Intersegment shipping costs       (2,996)       (2,226)
                                --------      --------
Gross profit                          --            --
Corporate general, selling
  and administrative expenses     2,318          1,590        728         45.8%
Nanocomposite business
  development expenses            1,028          1,169       (141)       -12.1%
                                --------      --------      -----
Operating loss                   (3,346)        (2,759)      (587)        21.3%
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

      The increase in corporate, selling and administrative expenses is related to higher compensation and employee benefit costs. Approximately 30% of the increase over the first quarter of 2002 is related to higher defined benefit pension plan expenses. As disclosed in footnote 5, the Company adopted the fair value recognition provisions of FASB Statement No. 123 on January 1, 2003, Accounting for Stock-Based Compensation. The Company elected to record stock-based based compensation costs using fair value under the prospective method.

Liquidity and Capital Resources

      Working capital was $60.3 million and $58.5 million at March 31, 2003 and December 31, 2002, respectively. The current ratio at March 31, 2003 was 2.12-to-1 compared with 2.11-to-1 at December 31, 2002.

      Net cash used in operating activities was $3.9 million for the three months ended March 31, 2003 compared with net cash provided by operating activities of $0.2 million in the first quarter of 2002. The primary difference in operating cash flow between the two periods was attributed to current assets which increased by $8.5 million in the first quarter of 2003 compared to a decrease of $2.9 million in the prior year's first quarter. Accounts receivable increased by approximately $7.6 million from the December 31, 2002 balance and therefore, was the major contributor to the increase in current assets. Accounts receivable increased commensurate with higher sales reported in the first quarter of 2003.

      Capital expenditures were approximately $3.5 million in the first quarter of 2003 compared with $3.4 million in the prior year period.

      Net cash provided by financing activities totaled $3.5 million in the first quarter of 2003 compared with $1.5 million for the same period in 2002. The Company borrowed approximately $4.0 million from its revolving credit facility in the first quarter of 2003 to fund working capital needs and capital expenditures. Dividends paid on common stock were $841 thousand and the Company repurchased 56 thousand shares of common stock in the first quarter of 2003 for a total of $315 thousand. Approximately $4.9 million remains in the stock repurchase authorization approved by the Company's board of directors. The Company received $528 thousand in proceeds from the exercise of stock options by employees and directors in the first quarter of 2003.

      The Company has a revolving credit facility of $125 million with financial institutions that matures in October 2003. As of March 31, 2003, the Company had approximately $108 million of unused, committed credit lines. The Company is currently in the process of negotiating with financial institutions for a new revolving credit facility with similar terms and borrowing capacity. The credit facilities combined with funds generated from operations are expected to be adequate to fund capital expenditures and other investments approved by the board of directors at this time.

      Since the mid 1980's, the Company and/or its subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content within the Company's bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of the Company's foundry customers. To date, the Company has not incurred significant costs in defending these matters. The Company believes it has adequate insurance coverage and does not believe the litigation will have a material adverse impact on the financial condition, liquidity or results of operations of the Company.

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 as of January 1, 2003, and determined that no material adjustments were necessary.

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

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

      There have been no material changes in the Company's market risk during the three months ended March 31, 2003. See disclosures as of December 31, 2002 in the Form 10-K, Item 7A.

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

         (b) No reports on Form 8-K were filed during the quarter ended March, 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMCOL INTERNATIONAL CORPORATION



Date:       May 13, 2003             /s/ Lawrence E. Washow
         ------------------       ----------------------------------------
                                  Lawrence E. Washow
                                  President and Chief Executive Officer

Date:       May 13, 2003             /s/ Gary L. Castagna
         ------------------       -----------------------------------------
                                  Gary L. Castagna
                                  Senior Vice President and Chief Financial
                                    Officer and Principal Accounting Officer

                                 CERTIFICATIONS

05/13/03                         Lawrence E. Washow
05/13/03                          Gary L. Castagna

                                  CERTIFICATION

I, Lawrence E. Washow, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of AMCOL International Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    May 13, 2003                     /s/ Lawrence E. Washow
                                          ----------------------
                                          Lawrence E. Washow
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Gary L. Castagna, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of AMCOL International Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    May 13, 2003                  /s/ Gary L. Castagna
                                       --------------------
                                       Gary L. Castagna
                                       Senior Vice President, Chief Financial
                                       Officer and Principal Accounting Officer

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

      10.27 Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)

      10.28 Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)

      10.29 Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)

      10.30 Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)

      99.10 Certification of Periodic Financial Report Pursuant to 18 U.S.C.
            Section 1350, dated May 13, 2003
----------

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