Form 10-Q
period 2003-06-30
AMCOL INTERNATIONAL CORP
filed 2003-08-13
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2003 or
                             ---------------------------------------------------

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------

Commission file number                             0-15661
                      ----------------------------------------------------------

                         AMCOL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            36-0724340
-------------------------------                     ----------------------------
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

Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at July 22, 2003
-------------------------------                ---------------------------------
(Common stock, $.01 par value)                         28,348,969 Shares

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I - Financial Information

  Item 1  Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 2003 and December 31, 2002                                  1

          Condensed Consolidated Statements of Operations -
          three and six months ended June 30, 2003 and 2002                    2

          Condensed Consolidated Statements of Comprehensive Income -
          three and six months ended June 30, 2003 and 2002                    2

          Condensed Consolidated Statements of Cash Flows -
          six months ended June 30, 2003 and 2002                              3

          Notes to Condensed Consolidated Financial Statements                 4

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9

  Item 3  Quantitative and Qualitative Disclosures About Market Risk          16

  Item 4  Controls and Procedures                                             16

Part II - Other Information

  Item 4  Submission of Matters to a Vote of Security Holders                 17

  Item 6  Exhibits and Reports on Form 8-K                                    17

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

--------------------------------------------------------------------------------
                      ASSETS                         June 30,      December 31,
                                                      2003             2002
                                                   (unaudited)           *
--------------------------------------------------------------------------------
Current assets:
  Cash                                              $ 13,110         $ 15,597
  Accounts receivable, net                            64,008           48,870
  Inventories                                         38,227           38,854
  Prepaid expenses                                     5,833            4,270
  Current deferred tax assets                          2,829            2,825
  Income taxes receivable                              1,628              717
                                                    --------         --------
    Total current assets                             125,635          111,133
                                                    --------         --------
Investments in and advances
  to joint ventures                                   12,841           12,419
                                                    --------         --------
Property, plant, equipment, and
  mineral rights and reserves:
  Land and mineral rights and reserves                 9,582            9,543
  Depreciable assets                                 210,121          203,334
                                                    --------         --------
                                                     219,703          212,877
  Less: accumulated depreciation                     139,622          131,030
                                                    --------         --------
                                                      80,081           81,847
                                                    --------         --------
Other assets:
  Goodwill and other Intangible assets, net            5,216            5,202
  Long-term prepayments and other assets               9,505            8,558
  Deferred tax assets                                  2,633            2,669
                                                    --------         --------
                                                      17,354           16,429
                                                    --------         --------
                                                    $235,911         $221,828
                                                    ========         ========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY            June 30,       December 31,
                                                       2003            2002
                                                   (unaudited)           *
--------------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt              $ 16,600         $ 12,600
  Accounts payable                                    15,569           17,918
  Accrued liabilities                                 25,823           22,121
                                                    --------         --------
    Total current liabilities                         57,992           52,639
                                                    --------         --------

Long-term debt                                         5,616            5,573
                                                    --------         --------

Minority interests in subsidiaries                       612              615
Other liabilities                                     11,858           11,618
                                                    --------         --------
                                                      12,470           12,233
                                                    --------         --------
Stockholders' equity:
  Common stock                                           320              320
  Additional paid in capital                          67,349           69,850
  Retained earnings                                  107,994          101,322
  Accumulated other comprehensive income               4,291            2,005
                                                    --------         --------
                                                     179,954          173,497
Less:
  Treasury stock                                      20,121           22,114
                                                    --------         --------
                                                     159,833          151,383
                                                    --------         --------
                                                    $235,911         $221,828
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

-------------------------------------------------------------------------------------------------------------------
                                                             Six Months Ended            Three Months Ended
                                                                 June 30,                     June 30,
                                                      -------------------------------------------------------------
                                                           2003           2002           2003           2002
-------------------------------------------------------------------------------------------------------------------
Net sales                                             $    172,720   $    135,876   $     93,253   $     78,535
Cost of sales                                              130,900        103,955         70,057         59,267
                                                      ------------   ------------   ------------   ------------
  Gross profit                                              41,820         31,921         23,196         19,268
General, selling and administrative expenses                29,223         25,143         14,929         13,113
                                                      ------------   ------------   ------------   ------------
  Operating profit                                          12,597          6,778          8,267          6,155
                                                      ------------   ------------   ------------   ------------
Other income (expense):
  Interest expense, net                                       (202)          (240)          (122)          (148)
  Other, net                                                   162            (77)           130            (47)
                                                      ------------   ------------   ------------   ------------
                                                               (40)          (317)             8           (195)
                                                      ------------   ------------   ------------   ------------
  Income before income taxes and equity                     12,557          6,461          8,275          5,960
    in income of joint ventures
Income tax expense                                           4,269          2,325          2,814          2,149
                                                      ------------   ------------   ------------   ------------

  Income before equity in income of                          8,288          4,136          5,461          3,811
    joint ventures
Income from joint ventures                                     347            447            252            243
Minority interest in net loss (income) of subsidiary             2             11             (6)             8
                                                      ------------   ------------   ------------   ------------
Net income                                            $      8,637   $      4,594   $      5,707   $      4,062
                                                      ============   ============   ============   ============

Weighted average common shares outstanding              28,051,675     28,416,239     28,108,456     28,378,373
                                                      ============   ============   ============   ============

Weighted average common and common equivalent
  shares outstanding                                    29,745,805     30,688,126     29,896,941     30,559,763
                                                      ============   ============   ============   ============

Basic earnings per share                              $       0.30   $       0.16   $       0.20   $       0.14
                                                      ============   ============   ============   ============

Diluted earnings per share                            $       0.29   $       0.15   $       0.19   $       0.13
                                                      ============   ============   ============   ============

Dividends declared per share                          $      0.070   $      0.035   $      0.040   $      0.020
                                                      ============   ============   ============   ============
-------------------------------------------------------------------------------------------------------------------

                  CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                            Six Months Ended             Three Months Ended
                                                                 June 30,                    June 30,
                                                           2003          2002           2003           2002
Net income                                            $      8,637   $      4,594   $      5,707   $      4,062
Other comprehensive income:
  Foreign currency translation adjustment                    2,286          2,930          3,832          3,314
                                                      ------------   ------------   ------------   ------------
Comprehensive income                                  $     10,923   $      7,524   $      9,539   $      7,376
                                                      ============   ============   ============   ============
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------------------------
                                                                             Six Months Ended
                                                                                June 30,
                                                                          2003              2002
                                                                        --------------------------
Cash flow from operating activities:
  Net income                                                            $  8,637         $  4,594
  Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
    Depreciation, depletion, and amortization                              8,756            8,801
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in current assets                                         (17,221)          (8,770)
      Decrease in noncurrent assets                                           35              165
      (Decrease) increase in current liabilities                           1,353             (639)
      Increase in noncurrent liabilities                                     240            1,264
      Other                                                                 (153)             815
                                                                        --------         --------
        Net cash provided by operating activities                          1,647            6,230
                                                                        --------         --------
Cash flow from investing activities:
  Acquisition of land, mineral reserves, and depreciable assets           (6,323)          (7,342)
  Acquisitions                                                              --            (16,805)
  Other                                                                     (978)          (4,276)
                                                                        --------         --------
        Net cash used in investing activities                             (7,301)         (28,423)
                                                                        --------         --------
Cash flow from financing activities:
  Net change in outstanding debt                                           4,043           21,851
  Proceeds from sales of treasury stock                                    1,085            1,140
  Purchases of treasury stock                                             (1,593)          (4,015)
  Dividends paid                                                          (1,965)            (994)
                                                                        --------         --------
        Net cash provided by financing activities                          1,570           17,982
                                                                        --------         --------
Effect of foreign currency rate changes on cash                            1,597            1,596
                                                                        --------         --------
Net decrease in cash and cash equivalents                                 (2,487)          (2,615)
                                                                        --------         --------
Cash and cash equivalents at beginning of period                          15,597           10,320
                                                                        --------         --------
Cash and cash equivalents at end of period                              $ 13,110         $  7,705
                                                                        ========         ========
Supplemental disclosures of cash flow information:
Cash paid for:

  Interest                                                              $    252         $    210
                                                                        ========         ========
  Income taxes                                                          $  2,180         $    702
                                                                        ========         ========
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

Note 1: BASIS OF PRESENTATION

      The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2002, has been prepared by management and is unaudited. The condensed consolidated balance sheet as of December 31, 2002, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2002. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 30, 2003 and 2002, and the financial position of the Company as of June 30, 2003, and all such adjustments are of a normal recurring nature. Management recommends the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K which accompanies the 2002 Corporate Report.

      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full years.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 as of January 1, 2003, and determined that no material adjustments were necessary. At June 30, 2003 the Company's recorded reclamation obligation was $5,834. During the quarter ended June 30, 2003, the obligation was reduced by $101 due to payments made in relation to normal mining activities offset by accretion and recognition of additional obligations resulting from normal mining activities.

Note 2: INVENTORIES

      Inventories at June 30, 2003 have been valued using the same methods as at December 31, 2002. The composition of inventories at June 30, 2003 and December 31, 2002, was as follows:

--------------------------------------------------------------------------------
                                                 June 30,          December 31,
                                                   2003               2003
--------------------------------------------------------------------------------
Advance mining                                   $ 3,008            $ 2,836
Crude stockpile inventories                       12,120             11,330
In-process inventories                            11,850             15,142
Other raw material, container,
  and supplies inventories                        11,249              9,546
                                                 -------            -------
                                                 $38,227            $38,854
                                                 =======            =======
--------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

Note 3: EARNINGS PER SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period.

--------------------------------------------------------------------------------------------------
                                                    Six Months Ended        Three Months Ended
                                                        June 30,                 June 30,
                                                  ------------------------------------------------
                                                    2003        2002         2003       2002
--------------------------------------------------------------------------------------------------
Weighted average of common shares outstanding     28,051,675  28,416,239  28,108,456  28,378,373
Dilutive impact of stock options                   1,694,130   2,271,887   1,788,485   2,181,390
                                                  ----------  ----------  ----------  ----------
Weighted average of common and common equivalent
  shares for the period                           29,745,805  30,688,126  29,896,941  30,559,763
                                                  ==========  ==========  ==========  ==========
Common shares outstanding at end of period        28,262,630  28,220,874  28,262,630  28,220,874
                                                  ==========  ==========  ==========  ==========
--------------------------------------------------------------------------------------------------

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

      The following summaries set forth certain financial information by business segment for the three and six months ended June 30, 2003 and 2002 and as of June 30, 2003 and December 31, 2002.

--------------------------------------------------------------------------------
                               Six Months Ended            Three Months Ended
                                   June 30,                     June 30,
                            ----------------------------------------------------
                              2003           2002          2003         2002
--------------------------------------------------------------------------------
Business Segment:
  Revenues:
    Minerals                $ 103,719     $  78,828     $ 53,542     $ 45,138
    Environmental              57,402        46,519       33,913       28,026
    Transportation             18,187        15,462        9,390        8,078
    Intersegment shipping      (6,588)       (4,933)      (3,592)      (2,707)
                            ---------     ---------     --------     --------
      Total                 $ 172,720     $ 135,876     $ 93,253     $ 78,535
                            =========     =========     ========     ========

  Operating profit (loss):
    Minerals                $  10,799     $   6,521     $  5,882     $  4,304
    Environmental               7,704         5,521        5,321        4,582
    Transportation                775           455          399          229
    Corporate                  (6,681)       (5,719)      (3,335)      (2,960)
                            ---------     ---------     --------     --------
        Total               $  12,597     $   6,778     $  8,267     $  6,155
                            =========     =========     ========     ========

                          June 30, 2003  Dec. 31, 2002
                          =============  =============
  Assets:
    Minerals                $ 131,105     $ 128,566
    Environmental              75,015        65,783
    Transportation              2,288         1,895
    Corporate                  27,503        25,584
                            ---------     ---------
      Total                 $ 235,911     $ 221,828
                            =========     =========

--------------------------------------------------------------------------------

      All of the Company's goodwill at June 30, 2003 and December 31, 2002 was associated with the minerals segment.

Note 5: STOCK OPTION PLANS

      Prior to 2003, the Company accounted for its fixed plan stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income for the six months ended June 30, 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and has elected to apply these provisions prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 will be less than that which would have been recognized

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)
                                   (Continued)

if the fair value based method had been applied to all awards since the original effective date of Statement No. 123.

      Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

------------------------------------------------------------------------------------------------------
                                                         Six Months Ended       Three Months Ended
                                                              June 30,               June 30,
                                                      ------------------------------------------------
                                                         2003         2002       2003        2002
------------------------------------------------------------------------------------------------------
Net income, as reported                               $   8,637   $   4,594   $   5,707   $   4,062
Add: Stock-based employee compensation
expense included in reported net income,
    net of related tax effects                              132        --            66        --
Deduct: Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects             (414)       (390)       (207)       (195)
                                                      ---------   ---------   ---------   ---------
Pro forma net income                                  $   8,355   $   4,204   $   5,566   $   3,867
                                                      =========   =========   =========   =========

Earnings per share:

Basic - as reported                                   $    0.30   $    0.16   $    0.20   $    0.14
Basic - pro forma                                     $    0.30   $    0.15   $    0.20   $    0.14

Diluted - as reported                                 $    0.29   $    0.15   $    0.19   $    0.13
Diluted - pro forma                                   $    0.28   $    0.14   $    0.19   $    0.13
------------------------------------------------------------------------------------------------------

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)
                                   (Continued)

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

--------------------------------------------------------------------------------
                                                                       At May 1,
                                                                         2002
--------------------------------------------------------------------------------
Current assets                                                         $ 6,263
Fixed assets                                                            10,520
Goodwill                                                                 4,172
                                                                       -------
  Total assets acquired                                                $20,955
                                                                       -------

Current liabilities                                                    $ 3,023
Other liabilities                                                        2,425
                                                                       -------
  Total liabilities assumed                                            $ 5,448
                                                                       =======

    Net assets acquired                                                $15,507
                                                                       =======
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                             Actual            Pro Forma            Actual             Pro Forma
                         Six Months Ended   Six Months Ended  Three Months Ended   Three Months Ended
                              June 30,          June 30,           June 30,             June 30,
                         -----------------------------------------------------------------------------
                                2003              2002              2003                 2002
------------------------------------------------------------------------------------------------------
Net sales                   $  172,720        $  146,535         $   93,253          $   81,200
Net income                       8,637             5,309              5,707               4,241
Basic earnings per share          0.30              0.19               0.20                0.15
Diluted earnings per share        0.29              0.18               0.19                0.14
------------------------------------------------------------------------------------------------------

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

      At June 30, 2003, and for the six months then ended, the Company had no derivative instruments outstanding.

            Item 2: AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 vs. 2002

      Net sales for the second quarter of 2003 were $93.3 million which was an increase of $14.7 million, or 19% over the same period in 2002. The Company's minerals segment accounted for 57% of net sales and 57% of the increase over the second quarter of 2002. Environmental segment sales represented 36% of net sales for the quarter and 40% of the increase. Transportation segment sales accounted for 7% of the total, after eliminating intersegment sales, and 3% of the increase over the second quarter of 2002.

      Gross profit was $23.2 million compared with $19.3 million in the prior year quarter. Gross margin improved to 24.9% from 24.5% in the comparable period in 2002. The improvement in margins followed the increase in net sales and lower unit production costs in certain minerals segment businesses.

      General, selling and administrative expenses totaled $14.9 million in the quarter compared with $13.1 million in the prior year, an increase of 14%. Higher pension, insurance and compensation costs contributed approximately 40% of the increase. Selling and administrative expenses associated with Colin Stewart Minchem, which is part of the minerals segment and was owned for two months in the 2002 second quarter, also accounted for approximately 40% of the increase.

      Operating profit for the period was $8.3 million compared with $6.2 million in the prior year. The increase followed the improvement in gross profit that was generated by higher net sales.

      Interest expense was $122 thousand in the quarter compared with $148 thousand in the prior year. The decrease was due to higher average debt levels in the prior year quarter due to the acquisition of Colin Stewart Minchem (CSM) during that period. Additionally, borrowing rates were lower in the second quarter of 2003 compared with the prior year quarter. The Company's borrowing rates are primarily based on the three-month LIBOR which have decreased relative to last year.

      The effective income tax rate for the quarter was 34% compared with 36% in the prior year. Lower tax rates on foreign-sourced income were the reason for the decrease.

      Income from minority interests and joint ventures was $0.2 million in both reporting periods.

      Net income was $5.7 million in the second quarter of 2003 compared with $4.1 million in the prior year period. The increase was the result of the improvement in sales and operating profit described above. Diluted earnings per share totaled $0.19 per share compared to $0.13 per share in the 2002 quarter. Weighted average common and common equivalent shares outstanding decreased by approximately 2% from the prior year period to 29.9 million. The decrease is the result of stock repurchases executed by the Company over the last twelve months.

      Segment Analysis

---------------------------------------------------------------------------------------------
          Minerals                              Three Months Ended June 30,
                             ----------------------------------------------------------------
                                     2003                    2002             2003 vs. 2002
                             ----------------------------------------------------------------
                                                   (Dollars in Thousands)
---------------------------------------------------------------------------------------------
Product sales                $47,842       89.4%     $40,741       90.3%
Shipping revenue               5,700       10.6%       4,397        9.7%
                             -------       ----      -------       ----
Net sales                     53,542      100.0%      45,138      100.0%     8,404      18.6%
Cost of sales - product       37,345       69.7%      32,314       71.6%
Cost of sales - shipping       5,700       10.6%       4,397        9.7%
                             -------       ----      -------       ----
Cost of sales                 43,045       80.3%      36,711       81.3%
                             -------       ----      -------       ----
  Gross profit                10,497       19.7%       8,427       18.7%     2,070      24.6%
General, selling and           4,615        8.6%       4,123        9.1%       492      11.9%
                             -------       ----      -------       ----      -----
  administrative expenses
Operating profit               5,882       11.1%       4,304        9.6%     1,578      36.7%
---------------------------------------------------------------------------------------------

      Approximately 55% of the $8.4 million increase in minerals net sales in the second quarter was contributed by CSM which was owned for two months in the 2002 second quarter. The domestic minerals business units contributed approximately 30% of the increase. Sales volume in the domestic metalcasting and oil well businesses increased over the prior year quarter. Pricing was comparable to 2002 second quarter levels in the domestic minerals businesses. The segment's Asian-based mineral's businesses contributed the remainder of the sales increase.

      Gross profit earned on domestic minerals sales accounted for approximately 60% of the increase over the second quarter of 2002. Lower production costs associated with the pet products business contributed to the improvement in domestic gross profit. Approximately 24% of the increase in gross profit was attributed to the segment's Asian-based businesses. The remainder of the improvement in gross profit was attributed to CSM.

      Approximately 65% of the increase in general, selling and administrative expenses was attributed to CSM. Increases in pension and employee benefit costs for domestic personnel contributed most of the remaining increase.

------------------------------------------------------------------------------------------------
        Environmental                            Three Months Ended June 30,
                               -----------------------------------------------------------------
                                       2003                   2002              2003 vs. 2002
                               -----------------------------------------------------------------
                                                   (Dollars in Thousands)
------------------------------------------------------------------------------------------------
Product sales                  $31,270       92.2%     $26,139       93.3%
Shipping revenue                 2,643        7.8%       1,887        6.7%
                               -------      -----      -------      -----
Net sales                       33,913      100.0%      28,026      100.0%     5,887      21.0%
                               -------      -----      -------      -----
Cost of sales - product         19,596       57.8%      16,117       57.5%
Cost of sales - shipping         2,643        7.8%       1,887        6.7%
                               -------      -----      -------      -----
Cost of sales                   22,239       65.6%      18,004       64.2%
                               -------      -----      -------      -----
  Gross profit                  11,674       34.4%      10,022       35.8%     1,652      16.5%
General, selling and
    administrative expenses      6,353       18.8%       5,440       19.4%       913      16.8%
                               -------      -----      -------      -----      -----
  Operating profit               5,321       15.6%       4,582       16.4%       739      16.1%
------------------------------------------------------------------------------------------------

      Lining technologies accounted for approximately 65% of the increase in sales. Both domestic and international shipments contributed to the higher lining technology sales. Building materials accounted for approximately 35% of the increase in sales. The increase was primarily led by higher shipments in Europe.

      The 17% increase in gross profit over the 2002 second quarter corresponds with the increase in sales. Gross margin declined by 140 basis points from the second quarter of 2002. This was primarily due to the higher proportion of shipping revenue generated by lining technology export shipments. No profit is earned on shipping revenue. Lower gross margins were also realized on European offshore revenues.

      Higher  professional  fees were the primary  component  of the increase in
general,  selling  and  administrative  expenses.   Compensation  expenses  also
increased over the second quarter of 2002.

-------------------------------------------------------------------------------------------
    Transportation                           Three Months Ended June 30,
                             --------------------------------------------------------------
                                    2003                  2002             2003 vs. 2002
                             --------------------------------------------------------------
                                                (Dollars in Thousands)
-------------------------------------------------------------------------------------------
Net sales                    $9,390      100.0%    $8,078      100.0%    $1,312      16.2%
Cost of sales                 8,365       89.1%     7,259       89.9%
                             ------      -----     ------      -----

  Gross profit                1,025       10.9%       819       10.1%       206      25.2%
General, selling and
  administrative expenses       626        6.7%       590        7.3%        36       6.1%
                             ------      -----     ------      -----     ------
Operating profit                399        4.2%       229        2.8%       170      74.2%
-------------------------------------------------------------------------------------------

      Intersegment sales contributed approximately two-thirds of the sales increase. Higher traffic levels and new customer sales accounted for the remainder of the increase over the 2002 second quarter. Gross margins increased 80 basis points due to higher equipment utilization rates and better sales pricing.

      General, selling and administrative expenses increased due to higher personnel costs.

-------------------------------------------------------------------------------------
    Corporate                                 Three Months Ended June 30,
                                 ----------------------------------------------------
                                   2003            2002            2003 vs. 2002
                                 ----------------------------------------------------
                                                 (Dollars in Thousands)
-------------------------------------------------------------------------------------
Intersegment shipping sales      $(3,592)        $(2,707)
Intersegment shipping costs       (3,592)         (2,707)
                                 -------         -------
  Gross profit                      --              --
Corporate general, selling
  and administrative expenses      2,415           1,889          526           27.8%
Nanocomposite business

  development expenses               920           1,071         (151)        -14.1%
                                 -------         -------         ----
Operating loss                    (3,335)         (2,960)        (375)          12.7%
-------------------------------------------------------------------------------------

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

      The increase in corporate general, selling and administrative expenses related to higher compensation and employee benefit costs. Approximately 30% of the increase over the second quarter of 2002 related to higher defined benefit pension plan expenses. As disclosed in footnote 5 to the condensed consolidated financial statements, effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company elected to record stock-based based compensation costs using fair value under the prospective method.

      Lower nanocomposite development expenses were due to a decline in research and development costs.

Six months ended June 30, 2003 vs. 2002

      Net sales for the six months ended June 30, 2003 were $172.7 million compared with $135.9 million for the prior year period. The minerals segment accounted for 60% of net sales while the environmental and transportation segments represented 33% and 7%, respectively. Minerals contributed approximately 67% of the increase in net sales over the prior year period. The environmental and transportation segments contributed 30% and 3%, respectively, to the increase in net sales. The largest component of the increase in net sales was CSM, which was acquired as of May 1, 2002, and is included in the minerals segment. This business accounted for approximately 36% of the increase in net sales for the Company over the prior year period.

      Gross profit was $41.8 million for the six month period ended June 30, 2003 compared with $31.9 million for the 2002 period. The 31% increase in gross profit followed the increase in net sales. Gross margin improved to 24.2% compared to 23.4%. The improvement was primarily contributed by the minerals segment due to lower production costs at certain domestic business units and the acquisition of CSM.

      General, selling and administrative expenses were $29.2 for the six month period ended June 30, 2003 compared with $25.1 in the prior year period. CSM accounted for 33% of the increase. Higher pension, insurance and compensation costs were responsible for the remainder of the increase.

      Operating profit was $12.6 million for the six month period ended June 30, 2003 compared with $6.8 million in the prior year period. The improvement in operating profit followed the increase in sales and gross profit. Operating profit margin for the six month period ended June 30, 2003 was 7.3% compared with 5.0% in the prior year period.

      Net interest expense was $202 thousand for the six month period ended June 30, 2003 compared with $240 thousand in the prior year period. Lower borrowing rates were the principal reason for the decline in the current year period. Net other income was $162 thousand for the six month period ended June 30, 2003 compared with net other expense of $77 thousand in the prior year period. The primary reason for the change was associated with foreign currency exchange transactions which resulted in a net gain in the current year period compared with a net loss in the prior year period.

      Income tax expense was $4.3 million for the six month period ended June 30, 2003 compared with $2.3 million for the prior year period. The increase followed the increase in pre-tax income which resulted from higher operating profits as described above. The effective tax rate for the current year period was 34% compared with 36% for the prior year period. The point decline was due to a change in the mix of earnings resulting in lower tax provisions for earnings generated in foreign jurisdictions.

      Net income was $8.6 million for the six month period ended June 30, 2003 compared with $4.6 million for the prior year period. The increase resulted from the improvement in sales and operating profit described above. Diluted earnings per share totaled $0.29 per share for the current year period compared with $0.15 per share for the 2002 period. Weighted average common and common equivalent shares outstanding decreased by approximately 3% from the prior year period to 29.7 million. The decrease is the result of stock repurchases executed by the Company over the last twelve months.

      Segment Analysis

--------------------------------------------------------------------------------------------------
      Minerals                                     Six Months Ended June 30,
                                        2003                   2002              2003 vs. 2002
                                                   (Dollars in Thousands)
--------------------------------------------------------------------------------------------------
Product sales                  $ 93,903       90.5%     $71,801       91.1%
Shipping revenue                  9,816        9.5%       7,027        8.9%
                               --------      -----      -------      -----
Net sales                       103,719      100.0%      78,828      100.0%     24,891      31.6%
                               --------      -----      -------      -----
Cost of sales - product          73,956       71.3%      57,805       73.3%
Cost of sales - shipping          9,816        9.5%       7,027        8.9%
                               --------      -----      -------      -----
Cost of sales                    83,772       80.8%      64,832       82.2%
                               --------      -----      -------      -----

  Gross profit                   19,947       19.2%      13,996       17.8%      5,951      42.5%
General, selling and
    administrative expenses       9,148        8.8%       7,475        9.5%      1,673      22.4%
                               --------      -----      -------      -----      ------
  Operating profit               10,799       10.4%       6,521        8.3%      4,278      65.6%
--------------------------------------------------------------------------------------------------

      Approximately 57% of the $24.9 million increase in minerals net sales over the 2002 period was contributed by CSM which was acquired by the Company on May 1, 2002. The domestic minerals business units contributed approximately 33% of the increase. Sales volume in the domestic metalcasting, oil drilling and pet products businesses increased over the prior year period. Pricing in the current year period in the domestic minerals businesses was comparable to the prior year period. The segment's Asian-based minerals businesses contributed the remainder of the sales increase.

      Gross profit earned on domestic minerals sales accounted for approximately 60% of the increase over the prior year period. Approximately 25% of the increase in gross profit was attributed to CSM while the segment's Asian-based businesses contributed the remainder. Gross margin improved by 140 basis points to 19.2% for the current year period. The improvement was generated through higher volume associated with the increase in sales relative to the prior year period, and from lower production costs in the pet products business.

      Approximately 80% of the increase in general, selling and administrative expenses was attributed to CSM. Increases in pension and employee benefit costs for domestic personnel contributed most of the remaining increase.

------------------------------------------------------------------------------------------------
   Environmental                                   Six Months Ended June 30,
                               -----------------------------------------------------------------
                                       2003                    2002             2003 vs. 2002
                               -----------------------------------------------------------------
                                                    (Dollars in Thousands)
------------------------------------------------------------------------------------------------
Product sales                  $53,223       92.7%     $43,359       93.2%
Shipping revenue                 4,179        7.3%       3,160        6.8%
                               -------      -----      -------      -----
Net sales                       57,402      100.0%      46,519      100.0%     10,883      23.4%
                               -------      -----      -------      -----
Cost of sales - product         33,353       58.1%      27,036       58.1%
Cost of sales - shipping         4,179        7.3%       3,160        6.8%
                               -------      -----      -------      -----
Cost of sales                   37,532       65.4%      30,196       64.9%
                               -------      -----      -------      -----
Gross profit                    19,870       34.6%      16,323       35.1%      3,547      21.7%
General, selling and
    administrative expenses     12,166       21.2%      10,802       23.2%      1,364      12.6%
                               -------      -----      -------      -----      ------
  Operating profit               7,704       13.4%       5,521       11.9%      2,183      39.5%
------------------------------------------------------------------------------------------------

      Lining technologies accounted for approximately 60% of the increase in sales. Both domestic and international shipments contributed to the higher lining technology sales. Building materials accounted for approximately 30% of the increase in sales. The increase was primarily led by higher shipments in Europe.

      The 22% increase in gross profit over the prior year period corresponds with the increase in sales. Gross margin declined by 50 basis points from the prior year period. This was primarily due to the higher proportion of shipping revenue generated by lining technology export shipments. No profit is earned on shipping revenue.

      Higher professional fees were the primary components of the increase in general, selling and administrative expenses. Compensation and employee benefit costs also increased over the 2002 period.

-----------------------------------------------------------------------------------------------
  Transportation                                  Six Months Ended June 30,
                            -------------------------------------------------------------------
                                     2003                    2002             2003 vs. 2002
                            -------------------------------------------------------------------
                                                   (Dollars in Thousands)
-----------------------------------------------------------------------------------------------
Net sales                    $18,187      100.0%     $15,462      100.0%    $2,725      17.6%
Cost of sales                 16,184       89.0%      13,860       89.6%
                             -------      -----      -------      -----
  Gross profit                 2,003       11.0%       1,602       10.4%       401      25.0%
General, selling and
  administrative expenses      1,228        6.8%       1,147        7.4%        81       7.1%
                             -------      -----      -------      -----     ------
Operating profit                 775        4.2%         455        3.0%       320      70.3%
-----------------------------------------------------------------------------------------------

      Intersegment sales contributed approximately 45% of the sales increase over the prior year period. Higher traffic levels and new customer sales accounted for the remainder of the increase. Gross margin increased 60 basis points due to higher equipment utilization rates and better sales pricing.

      General, selling and administrative expenses increased due to higher compensation and employee benefit costs.

-----------------------------------------------------------------------------------------
      Corporate                                  Six Months Ended June 30,
                                    -----------------------------------------------------
                                      2003           2002             2003 vs. 2002
                                    -----------------------------------------------------
                                                  (Dollars in Thousands)
-----------------------------------------------------------------------------------------
Intersegment shipping sales         $(6,588)       $(4,933)
Intersegment shipping costs          (6,588)        (4,933)
                                    -------        -------
Gross profit                             --             --
Corporate general, selling
  and administrative expenses         4,733          3,479         1,254          36.0%
Nanocomposite business
  development expenses                1,948          2,240          (292)        -13.0%
                                    -------        -------         -----
Operating loss                       (6,681)        (5,719)         (962)         16.8%
-----------------------------------------------------------------------------------------

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

      The increase in corporate general, selling and administrative expenses relate to higher compensation and employee benefit costs. Included in compensation costs in the current period was a portion of the fair value of stock-options granted to employees in the current year. As disclosed in footnote 5 to the condensed consolidated financial statements, effective on January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company elected to prospectively record stock-based based compensation costs using fair value.

      Lower nanocomposite development expenses were due to a decline in research and development costs.

Liquidity and Capital Resources

      Working capital was $67.6 million and $58.5 million at June 30, 2003 and December 31, 2002, respectively. The current ratio at June 30, 2003 was 2.17-to-1 compared with 2.11-to-1 at December 31, 2002.

      Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2003 compared with net cash provided by operating activities of $6.2 million in the 2002 six month period. The primary difference in operating cash flow between the two periods was attributed to current assets which increased by $17.2 million in the first six months of 2003 compared to an increase of $8.8 million in the prior year's six month period. Accounts receivable increased by approximately $15.1 million from the December 31, 2002 balance and, therefore, was the major contributor to the increase in current assets. The increase in accounts receivable follows the increase in sales over the three month period ended on June 30, 2003.

      Capital expenditures were approximately $6.3 million in the first six months of 2003 compared with $7.3 million in the prior year period.

      Net cash provided by financing activities totaled $1.6 million in the first six months of 2003 compared with $1.8 million for the same period in 2002. The Company borrowed approximately $4.0 million from its revolving credit facility during the first six months of 2003 to fund operating working capital needs. Dividends paid on common stock were approximately $2.0 million and the Company repurchased 267 thousand shares of common stock in the first six months of 2003 for a total of approximately $1.6 million. Approximately $3.7 million remains in the stock repurchase authorization approved by the Company's board of directors. The Company received approximately $1.1 million in proceeds from the exercise of stock options by employees and directors in the first six moths of 2003.

      The Company has a revolving credit facility of $125 million with financial institutions that matures in October 2003. As of June 30, 2003, the Company had approximately $108 million of unused, committed credit lines. The Company is currently in the process of negotiating with financial institutions for a new revolving credit facility with similar terms and borrowing capacity. The existing and anticipated replacement credit facilities combined with funds generated from operations are expected to be adequate to fund capital expenditures and other investments approved by the board of directors at this time.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      There have been no material changes in the Company's market risk during the three months ended June 30, 2003. See disclosures as of December 31, 2002 in the Company's Annual Report on Form 10-K, Item 7A.

Item 4: Controls and Procedures

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules.

      There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date the evaluation was carried out.

                           PART II - OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

      (a)   The Annual  Stockholders  Meeting of the Company was held on May 15,
            2003.

      (b) At the Annual Stockholders Meeting, the Stockholders voted on the following uncontested matters: each nominee for director was elected by a vote of the Stockholders; and each matter was approved by a vote of the Stockholders as follows:

            1. Election of the below-named Nominees of the Board of Directors of AMCOL International Corporation:

--------------------------------------------------------------------------------
                                               For                    Withheld
--------------------------------------------------------------------------------
Robert E. Driscoll, III                     21,236,278                2,066,762
Daniel P. Casey                             22,705,070                  597,970
Dale E. Stahl                               21,230,831                2,072,209
--------------------------------------------------------------------------------

            2.    To amend AMCOL's 1998 Long-Term Incentive Plan

--------------------------------------------------------------------------------
     For                           Against                            Abstain
--------------------------------------------------------------------------------
 21,138,185                       2,119,508                           45,343
--------------------------------------------------------------------------------

            3. To ratify the appointment of AMCOL's independent auditor's (KPMG, LLP)

--------------------------------------------------------------------------------
     For                           Against                            Abstain
--------------------------------------------------------------------------------
 19,889,380                       3,384,791                            28,867
--------------------------------------------------------------------------------

Item 6: Exhibits and Reports on Form 8-K

            (a) See Index to Exhibits immediately following the signature page.

            (b) A current report on Form 8-K was filed on April 21, 2003, furnishing a press release disclosing the Company's operating results for the first quarter ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMCOL INTERNATIONAL CORPORATION

Date: August 12, 2003             /s/ Lawrence E. Washow
                                  ----------------------------------------------
                                  Lawrence E. Washow
                                  President and Chief Executive Officer

Date: August 12, 2003             /s/ Gary L. Castagna
                                  ----------------------------------------------
                                  Gary L. Castagna
                                  Senior Vice President and Chief Financial
                                    Officer and Principal Accounting Officer

                                 CERTIFICATIONS

08/12/03                                        Lawrence E. Washow
08/12/03                                         Gary L. Castagna

                                INDEX TO EXHIBITS

Exhibit
Number
--------

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

10.27 Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)

10.28 Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)

10.29 Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)

10.30 Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)

31      Rule 13a - 14(a) / 15d-14(a) Certifications

32 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350, dated August 12, 2003

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