Form 10-Q
period 2003-09-30
AMCOL INTERNATIONAL CORP
filed 2003-11-13
CIK 813621

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2003
                               -------------------------------------------------
                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number                      0-15661
                        --------------------------------------------------------

                         AMCOL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     36-0724340
 ---------------------------------             ---------------------------------
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

Yes       x              No _______________
    --------------

                  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

Yes       x              No _______________
    --------------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at November 4, 2003
-------------------------------                  -------------------------------
 (Common stock, $.01 par value)                         28,934,658 Shares

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I - Financial Information

         Item 1    Financial Statements
                   Condensed Consolidated Balance Sheets -
                   September 30, 2003 and December 31, 2002                    1

                   Condensed Consolidated Statements of Operations -
                   three and nine months ended September 30, 2003 and 2002     2

                   Condensed Consolidated Statements of Comprehensive
                   Income - three and nine months ended September 30, 2003
                   and 2002                                                    2

                   Condensed Consolidated Statements of Cash Flows -
                   nine months ended September 30, 2003 and 2002               3

                   Notes to Condensed Consolidated Financial Statements        4


         Item 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9


         Item 3    Quantitative and Qualitative Disclosures About
                   Market Risk                                                16


         Item 4    Controls and Procedures                                    16

Part II - Other Information

         Item 6    Exhibits and Reports on Form 8-K                           16

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                        2003            2002
                                                     (unaudited)          *
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                 $ 13,447      $ 15,597
  Accounts receivable, net                               67,423        48,870
  Inventories                                            41,195        38,854
  Prepaid expenses                                        6,186         4,270
  Current deferred tax assets                             2,852         2,825
  Income taxes receivable                                 1,197           717
                                                       --------      --------
    Total current assets                                132,300       111,133
                                                       --------      --------
Investments in and advances to joint ventures            13,073        12,419
                                                       --------      --------
Property, plant, equipment, and mineral
  rights and reserves:
  Land and mineral rights and reserves                    9,560         9,543
  Depreciable assets                                    215,904       203,334
                                                       --------      --------
                                                        225,464       212,877
  Less: accumulated depreciation                        143,924       131,030
                                                       --------      --------
                                                         81,540        81,847
                                                       --------      --------
Other assets:
  Goodwill and other intangibles (net)                    5,978         5,202
  Long-term prepayments and other assets                  8,680         8,558
  Deferred tax assets                                     2,564         2,669
                                                       --------      --------
                                                         17,222        16,429
                                                       --------      --------
                                                       $244,135      $221,828
                                                       ========      ========

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                        2003            2002
                                                     (unaudited)          *
LIABILITIES AND STOCKHOLDERS' EQUITY                -------------   ------------
Current liabilities:
  Current maturities of long-term debt                 $  9,100      $ 12,600
  Accounts payable                                       21,672        17,918
  Accrued liabilities                                    29,288        22,121
                                                       --------      --------
    Total current liabilities                            60,060        52,639
                                                       --------      --------
Long-term debt                                            5,006         5,573
                                                       --------      --------
Minority interests in subsidiaries                          116           615
Other liabilities                                        13,841        11,618
                                                       --------      --------
                                                         13,957        12,233
                                                       --------      --------
Stockholders. equity:
  Common stock                                              320           320
  Additional paid in capital                             66,613        69,850
  Retained earnings                                     113,489       101,322
  Accumulated other comprehensive income                  4,784         2,005
                                                       --------      --------
                                                        185,206       173,497
Less:
  Treasury stock                                         20,094        22,114
                                                       --------      --------
                                                        165,112       151,383
                                                       --------      --------
                                                       $244,135      $221,828
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

------------------------------------------------------------------------------------------------------------
                                                       Nine Months Ended               Three Months Ended
                                                          September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2003             2002           2003              2002
------------------------------------------------------------------------------------------------------------
Net sales                                       $    272,186    $    221,072    $     99,466    $     85,196
Cost of sales                                        205,001         167,837          74,101          63,882
                                                ------------    ------------    ------------    ------------
  Gross profit                                        67,185          53,235          25,365          21,314
General, selling and administrative expenses          44,646          38,858          15,423          13,715
                                                ------------    ------------    ------------    ------------
  Operating profit                                    22,539          14,377           9,942           7,599
                                                ------------    ------------    ------------    ------------
Other income (expense):
  Interest expense, net                                 (293)           (410)            (91)           (170)
  Other, net                                             271             (92)            107             (15)
                                                ------------    ------------    ------------    ------------
                                                         (22)           (502)             16            (185)
                                                ------------    ------------    ------------    ------------
  Income before income taxes and equity
    in income of joint ventures                       22,517          13,875           9,958           7,414
Income tax expense                                     7,656           4,997           3,387           2,672
                                                ------------    ------------    ------------    ------------
  Income before equity in income of
    joint ventures                                    14,861           8,878           6,571           4,742
Income from joint ventures                               408             487              61              40
Minority interest in net loss of subsidiary                2              87              --              76
                                                ------------    ------------    ------------    ------------
Net income                                      $     15,271    $      9,452    $      6,632    $      4,858
                                                ============    ============    ============    ============
Weighted average common shares outstanding        28,176,170      28,230,881      28,421,103      27,866,211
                                                ============    ============    ============    ============
Weighted average common and common equivalent
  shares outstanding                              29,841,379      30,370,517      30,410,215      29,890,911
                                                ============    ============    ============    ============
Basic earnings per share                        $       0.54    $       0.33    $       0.23    $       0.17
                                                ============    ============    ============    ============
Diluted earnings per share                      $       0.51    $       0.31    $       0.22    $       0.16
                                                ============    ============    ============    ============
Dividends declared per share                    $      0.110    $      0.065    $      0.040    $      0.030
                                                ============    ============    ============    ============
------------------------------------------------------------------------------------------------------------


            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

----------------------------------------------------------------------------------------
                                             Nine Months Ended       Three Months Ended
                                                September 30,           September 30,
                                             ------------------     --------------------
                                             2003         2002       2003          2002
----------------------------------------------------------------------------------------
Net income                                 $15,271      $ 9,452     $ 6,632      $ 4,858
Other comprehensive income:
  Foreign currency translation adjustment    2,779          447         497        3,377
                                           -------      -------     -------      -------
Comprehensive income                       $18,050      $ 9,899     $ 7,129      $ 8,235
                                           =======      =======     =======      =======
----------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

---------------------------------------------------------------------------------------------
                                                                           Nine Months Ended
                                                                             September 30,
                                                                         --------------------
                                                                           2003        2002
---------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income                                                             $ 15,271    $  9,452
  Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
    Depreciation, depletion, and amortization                              13,572      14,292
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in current assets                                          (23,590)    (11,338)
      Increase in noncurrent assets                                          (992)     (2,599)
      Increase in current liabilities                                      10,913       4,054
      Increase in noncurrent liabilities                                      804       1,114
      Other                                                                  (589)        363
                                                                         --------    --------
        Net cash provided by operating activities                          15,389      15,338
                                                                         --------    --------
Cash flow from investing activities:
  Acquisition of land, mineral reserves, and depreciable assets           (10,263)    (10,111)
  Acquisitions                                                             (2,957)    (16,966)
  Other                                                                       797         281
                                                                         --------    --------
       Net cash used in investing activities                              (12,423)    (26,796)
                                                                         --------    --------
Cash flow from financing activities:
  Net change in outstanding debt                                           (4,067)     15,808
  Proceeds from sales of treasury stock                                     1,794       1,382
  Purchases of treasury stock                                              (1,593)     (6,781)
  Dividends paid                                                           (3,107)     (1,828)
                                                                         --------    --------
      Net cash provided by (used in) financing activities                  (6,973)      8,581
                                                                         --------    --------
Effect of foreign currency rate changes on cash                             1,857       1,816
                                                                         --------    --------
Net decrease in cash and cash equivalents                                  (2,150)     (1,061)
                                                                         --------    --------
Cash and cash equivalents at beginning of period                           15,597      10,320
                                                                         --------    --------
Cash and cash equivalents at end of period                               $ 13,447    $  9,259
                                                                         ========    ========
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                                               $    306    $    469
                                                                         ========    ========
  Income taxes                                                           $  8,341    $    879
                                                                         ========    ========
---------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

Note 1: BASIS OF PRESENTATION


      The financial information included herein has been prepared by management and other than the condensed consolidated balance sheet as of December 31, 2002, is unaudited. The condensed consolidated balance sheet as of December 31, 2002, has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2002. The information furnished herein includes all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 30, 2003 and 2002, and the financial position of the Company as of September 30, 2003, and all such adjustments are of a normal recurring nature. Management recommends the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K which accompanies the 2002 Corporate Report.


      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full years.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 as of January 1, 2003, and determined that no material adjustments were required to the amounts previously recorded. At September 30, 2003 the Company's recorded reclamation obligation was $5,811. During the quarter ended September 30, 2003, the obligation was reduced by $23 due to payments made in relation to normal mining activities offset by accretion and recognition of additional obligations resulting from normal mining activities.

Note 2:  INVENTORIES

         Inventories at September 30, 2003 have been valued using the same methods as at December 31, 2002. The composition of inventories at September 30, 2003 and December 31, 2002, was as follows:

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                        2003            2002
--------------------------------------------------------------------------------
Advance mining                                         $ 2,552        $ 2,836
Crude stockpile inventories                             11,657         11,330
In-process inventories                                  12,968         15,142
Other raw material, container, and
  supplies inventories                                  14,018          9,546
                                                       -------        -------
                                                       $41,195        $38,854
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


----------------------------------------------------------------------------------------------------
                                                      Nine Months Ended          Three Months Ended
                                                        September 30,              September 30,
                                                   ----------------------    -----------------------
                                                      2003         2002         2003         2002
----------------------------------------------------------------------------------------------------
Weighted average of common shares outstanding      28,176,170   28,230,881   28,421,103   27,866,211
Dilutive impact of stock options                    1,665,209    2,139,636    1,989,112    2,024,700
                                                   ----------   ----------   ----------   ----------
Weighted average of common and common equivalent
  shares for the period
Common shares outstanding at end of period         29,841,379   30,370,517   30,410,215   29,890,911
                                                   ==========   ==========   ==========   ==========
                                                   28,550,834   27,776,608   28,550,834   27,776,608
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

      The following summaries set forth certain financial information by business segment for the three and nine months ended September 30, 2003 and 2002 and as of September 30, 2003 and December 31, 2002.


--------------------------------------------------------------------------------
                                Nine Months Ended         Three Months Ended
                                  September 30,              September 30,
                             ---------------------------------------------------
                               2003         2002          2003          2002
--------------------------------------------------------------------------------

Business Segment:
Revenues:
  Minerals                  $ 158,930     $ 125,330     $  55,211     $  46,502
  Environmental                95,669        79,735        38,267        33,216
  Transportation               28,554        24,053        10,367         8,591
  Intersegment shipping       (10,967)       (8,046)       (4,379)       (3,113)
                            ---------     ---------     ---------     ---------
    Total                   $ 272,186     $ 221,072     $  99,466     $  85,196
                            =========     =========     =========     =========
Operating profit (loss):
  Minerals                  $  16,854     $  10,907     $   6,055     $   4,386
  Environmental                14,875        11,471         7,171         5,950
  Transportation                1,252           697           477           242
  Corporate                   (10,442)       (8,698)       (3,761)       (2,979)
                            ---------     ---------     ---------     ---------
    Total                   $  22,539     $  14,377     $   9,942     $   7,599
                            =========     =========     =========     =========

                          Sep. 30, 2003  Dec. 31, 2002
                          ----------------------------
Assets:
  Minerals                  $ 137,096     $ 128,566
  Environmental                80,488        65,783
  Transportation                1,545         1,895
  Corporate                    25,006        25,584
                            ---------     ---------
    Total                   $ 244,135     $ 221,828
                            =========     =========
--------------------------------------------------------------------------------

      All of the Company's goodwill at December 31, 2002 was associated with the minerals segment. At September 30, 2003, goodwill was $5,218 and $530 for the minerals and environmental segments respectively. The purchase price allocation of acquisitions made in 2003 have not been finalized as management is in the process of analyzing the fair values of the acquired assets and liabilities.

Note 5:  STOCK OPTION PLANS

      Prior to 2003, the Company accounted for its fixed plan stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to apply these provisions prospectively, in accordance with SFAS No. 148, to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (In thousands, except per share amounts)
                                  (Continued)

over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 will be less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123.

      Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

-------------------------------------------------------------------------------------------------------
                                                                Nine Months Ended   Three Months Ended
                                                                  September 30,         September 30,
                                                               ----------------------------------------
                                                                2003        2002       2003       2002
-------------------------------------------------------------------------------------------------------
Net income, as reported                                        $15,271     $9,452     $6,632     $4,858
Add: Stock-based employee compensation
       expense included in reported net income,
       net of related tax effects                                  215         --         66         --
Deduct:  Total stock-based employee compensation
           expense determined under fair value based method
           for all awards, net of related tax effects             (620)      (585)      (207)      (195)
                                                               -------     ------     ------     ------
Pro forma net income                                           $14,866     $8,867     $6,491     $4,663
                                                               =======     ======     ======     ======
Earnings per share:
Basic - as reported                                            $  0.54     $ 0.33     $ 0.23     $ 0.17
Basic - pro forma                                              $  0.53     $ 0.31     $ 0.23     $ 0.17
Diluted - as reported                                          $  0.51     $ 0.31     $ 0.22     $ 0.16
Diluted - pro forma                                            $  0.50     $ 0.29     $ 0.21     $ 0.16
-------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                                      At May 1,
                                                                        2002
--------------------------------------------------------------------------------
Current assets                                                        $ 6,263
Fixed assets                                                           10,520
Goodwill                                                                4,172
                                                                      -------
    Total assets acquired                                             $20,955
                                                                      -------
Current liabilities                                                     3,023
Other
liabilities                                                             2,425
                                                                      -------
    Total liabilities assumed                                         $ 5,448
                                                                      -------
    Net assets acquired                                               $15,507
                                                                      =======
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                Actual            Pro Forma
                                          Nine Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                          --------------------------------------
                                                2003                 2002
--------------------------------------------------------------------------------
Net sales                                     $272,186            $231,731
Net income                                      15,271              10,167
Basic earnings per share                          0.54                0.36
Diluted earnings per share                        0.51                0.33
--------------------------------------------------------------------------------

      The Company also completed two insignificant acquisitions during 2003. Had these acquisitions been completed on January 1, 2002, the Company's operating results would not have been materially different than those reported.

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

      At September 30, 2003, and for the nine months then ended, the Company had no derivative instruments outstanding.

            Item 2: AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 vs. 2002

      Net sales for the third quarter of 2003 were $99.5 million which was an increase of $14.3 million, or 17% over the same period in 2002. The Company's minerals segment accounted for 56% of net sales and 61% of the increase over the third quarter of 2002. Environmental segment sales represented 38% of net sales for the quarter and 35% of the increase. Transportation segment sales accounted for 6% of the total, after eliminating intersegment sales, and 4% of the increase over the third quarter of 2002.

      Gross profit was $25.4 million compared with $21.3 million in the prior year quarter. Gross margin improved to 25.5% from 25.0% in the comparable period in 2002. The improvement in margins followed the increase in net sales and lower unit production costs in certain minerals segment businesses.

      General, selling & administrative expenses totaled $15.4 million in the quarter compared with $13.7 million in the prior year, an increase of 12%. Higher compensation and pension costs primarily accounted for the increase over the third quarter of 2002.

      Operating profit for the third quarter of 2003 was $9.9 million compared with $7.6 million in the prior year. The 31% increase resulted from higher net sales.

      Interest expense was $91 thousand in the quarter compared with $170 thousand in the prior year. The decrease was due to higher average debt levels in the prior year quarter due to the acquisition of CSM that was completed in the second quarter of 2002. Additionally, borrowing rates were lower in the third quarter of 2003 compared with the prior year quarter. The Company's borrowing rates are primarily based on the three-month LIBOR which has decreased over the last year.

      The effective income tax rate for the quarter was 34% compared with 36% in the prior year. Lower tax rates on foreign-sourced income were the reason for the decrease.

      Income from minority interests and joint ventures was $0.1 million in both reporting periods.

      Net income was $6.6 million in the third quarter of 2003 compared with $4.9 million in the prior year. The increase was the result of the improvement in net sales and operating profit described above. Diluted earnings per share totaled $0.22 per share compared to $0.16 per share in the 2002 quarter. Weighted average common and common equivalent shares outstanding increased by approximately 2% from the prior year period to 30.4 million. Average common shares outstanding increased from the third quarter of 2002 primarily due to exercised stock options.

      Segment Analysis
      ----------------

----------------------------------------------------------------------------------------
                                              Three Months Ended September 30,
                            ------------------------------------------------------------
                                    2003                2002              2003 vs. 2002
----------------------------------------------------------------------------------------
    Minerals                                   (Dollars in Thousands)
----------------------------------------------------------------------------------------
Product sales               $50,821       92.0%  $42,608       91.6%
Shipping revenue              4,390        8.0%    3,894        8.4%
                             ------      ------   ------      ------
Net sales                    55,211      100.0%   46,502      100.0%    8,709      18.7%
                             ------      ------   ------      ------
Cost of sales - product      40,051       72.5%   33,861       72.8%
Cost of sales - shipping      4,390        8.0%    3,894        8.4%
                             ------      ------   ------      ------
Cost of sales                44,441       80.5%   37,755       81.2%
                             ------      ------   ------      ------
  Gross profit               10,770       19.5%    8,747       18.8%    2,023      23.1%
General, selling and
  administrative expenses     4,715        8.5%    4,361        9.4%      354       8.1%
                             ------      ------   ------      ------    -----
Operating profit              6,055       11.0%    4,386        9.4%    1,669      38.1%
----------------------------------------------------------------------------------------

      Higher sales volumes from Colin Stewart Minchem, the domestic minerals business, and the Asian business units accounted for the $8.7 million increase in minerals net sales in the third quarter. Within CSM, the detergents business generated higher sales than the prior year quarter, while the pet products and oil well businesses were responsible for the increase in domestic minerals sales.

      Gross profit earned on higher domestic minerals sales accounted for approximately 50% of the increase over the comparable quarter of 2002. Higher sales at CSM and the Asian business units led to the remaining increase in gross profit for the segment. Gross margin improved by 70 basis points as a result of higher sales volumes, which reduced unit product costs.

      An increase in compensation and employee benefit costs accounted for the higher general, selling and administrative expenses incurred in the third quarter of 2003.

----------------------------------------------------------------------------------------
                                              Three Months Ended September 30,
                            ------------------------------------------------------------
                                    2003                2002              2003 vs. 2002
----------------------------------------------------------------------------------------
   Environmental                               (Dollars in Thousands)
----------------------------------------------------------------------------------------
Product sales               $35,064       91.6%  $30,637       92.2%
Shipping revenue              3,203        8.4%    2,579        7.8%
                             ------      ------   ------      ------
Net sales                    38,267      100.0%   33,216      100.0%    5,051      15.2%
                             ------      ------   ------      ------
Cost of sales - product      21,593       56.4%   18,951       57.1%
Cost of sales - shipping      3,203        8.4%    2,579        7.8%
                             ------      ------   ------      ------
Cost of sales                24,796       64.8%   21,530       64.9%
                             ------      ------   ------      ------
  Gross profit               13,471       35.2%   11,686       35.1%    1,785      15.3%
General, selling and
  administrative expenses     6,300       16.5%    5,736       17.3%      564       9.8%
                             ------      ------   ------      ------    -----
Operating profit              7,171       18.7%    5,950       17.8%    1,221      20.5%
----------------------------------------------------------------------------------------

      Lining technologies accounted for over 80% of the increase in sales over the third quarter of 2002. The business unit experienced growth in both its domestic and European markets. Building materials group sales increased, while sales from the water treatment group declined due to lower sales from the offshore business.

      The 15% increase in gross profit over the 2002 third quarter corresponds with the increase in lining technology sales.

      An increase in compensation and employee benefit costs accounted for the higher general, selling and administrative expenses incurred in the third quarter of 2003.

-------------------------------------------------------------------------------------------
                                              Three Months Ended September 30,
                             --------------------------------------------------------------
                                    2003                   2002             2003 vs. 2002
-------------------------------------------------------------------------------------------
      Transportation                              (Dollars in Thousands)
-------------------------------------------------------------------------------------------
Net sales                    $10,367      100.0%    $ 8,591    100.0%    $ 1,776      20.7%
Cost of sales                  9,243       89.2%      7,710     89.7%
                             -------      ------    -------    ------
  Gross profit                 1,124       10.8%        881     10.3%        243      27.6%
General, selling and
  administrative expenses        647        6.2%        639      7.4%          8       1.3%
                             -------      ------    -------    ------
Operating profit                 477        4.6%        242      2.9%        235      97.1%
-------------------------------------------------------------------------------------------

      Intersegment sales contributed approximately 70% of the sales increase for the segment over the third quarter of 2002. Higher traffic levels and new customer sales accounted for the remainder of the increase. Gross margins increased 50 basis points due to higher equipment utilization rates and better sales pricing.

      General, selling and administrative expenses were flat compared to the prior year quarter.

--------------------------------------------------------------------------------
                                            Three Months Ended September 30,
                                       -----------------------------------------
                                         2003         2002        2003 vs. 2002
--------------------------------------------------------------------------------
      Corporate                                 (Dollars in Thousands)
--------------------------------------------------------------------------------

Intersegment shipping sales            $(4,379)    $(3,113)
Intersegment shipping costs             (4,379)     (3,113)
                                       -------     -------
  Gross profit                              --          --
Corporate general, selling
and administrative expenses              2,802       1,863       939       50.4%
Nanocomposite business
  development expenses                     959       1,116      (157)     -14.1%
                                       -------     -------      ----
Operating loss                          (3,761)     (2,979)     (782)      26.3%
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

      The increase in corporate general, selling and administrative expenses related to higher compensation and employee benefit costs. Approximately 25% of the increase over the third quarter of 2002 related to higher defined benefit pension plan expenses. As disclosed in footnote 5, effective from January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company elected to record stock-based based compensation costs using the fair value method for all awards granted, modified or settled after January 1, 2003.

      Lower nanocomposite development expenses were due to a decline in research and development costs.

      Nine months ended September 30, 2003 vs. 2002

      Net sales for the nine months ended September 30, 2003 were $272.2 million compared with $221.1 million for the prior year period. The minerals segment accounted for 58% of net sales while the environmental and transportation segments represented 35% and 7%, respectively. Minerals contributed approximately 66% of the increase in net sales over the prior year period. The environmental and transportation segments contributed 31% and 3%, respectively, to the increase in net sales. The largest component of the increase in net sales was Colin Stewart Minchem (CSM), which was acquired as of May 1, 2002, and included in the minerals segment.

      Gross profit was $67.2 million for the nine month period ended September 30, 2003 compared with $53.2 million for the 2002 period. The 26% increase in gross profit resulted from the increase in net sales. Gross margin improved to 24.7% compared to 24.1% in the prior year period. The 60 basis point improvement in gross margin was generated by the minerals segment.

      General, selling and administrative expenses were $44.7 for the nine month period ended September 30, 2003 compared with $38.9 in the prior year period. Higher compensation and employee benefit costs primarily caused the increase over the prior year period. Selling and administrative expenses at CSM for the first four months of 2003 also contributed to the increase.

      Operating profit was $22.5 million for the nine month period ended September 30, 2003, compared with $14.4 million in the prior year period. The improvement in operating profit followed the increase in sales and gross profit. Operating profit margin for the nine month period ended September 30, 2003 was 8.3% compared with 6.5% in the prior year period.

      Net interest expense was $293 thousand for the nine month period ended September 30, 2003 compared with $410 thousand in the prior year period. Lower average debt in the current year period accounted for the decline in interest expense. Net other income was $271 thousand for the nine month period ended September 30, 2003 compared with net other expense of $92 thousand in the prior year period. The primary reason for the change was associated with foreign currency exchange transactions which resulted in a net gain in the current year period compared with a net loss in the prior year period.

      Income tax expense was $7.7 million for the nine month period ended September 30, 2003 compared with $5.0 million for the prior year period. The increase followed the increase in pre-tax income which resulted from higher operating profits described above. The effective tax rate for the current year period was 34% compared with 36% for the prior year period. The 200 basis point decline was due to lower tax provisions required for earnings generated in foreign jurisdictions.

      Net income was $15.3 million for the nine month period ended September 30, 2003 compared with $9.5 million for the prior year period. The increase resulted from the improvement in sales and operating profit described above. Diluted earnings per share totaled $0.51 per share for the current year period compared with $0.31 per share for the 2002 period. Weighted average common and common equivalent shares outstanding decreased by approximately 2% from the prior year period to 29.8 million. The decrease is the result of stock repurchases executed by the Company over the last twelve months.

      Segment Analysis
      ----------------

------------------------------------------------------------------------------------------
                                              Nine Months Ended September 30,
                             -------------------------------------------------------------
                                    2003                   2002             2003 vs. 2002
------------------------------------------------------------------------------------------
      Minerals                                  (Dollars in Thousands)
------------------------------------------------------------------------------------------
Product sales                $144,724     91.1%    $114,409       91.3%
Shipping revenue               14,206      8.9%      10,921        8.7%
                             --------    ------    --------      ------
Net sales                     158,930    100.0%     125,330      100.0%    33,600    26.8%
                             --------    ------    --------      ------
Cost of sales - product       114,007     71.7%      91,666       73.1%
Cost of sales - shipping       14,206      9.0%      10,921        8.7%
                             --------    ------    --------      ------
Cost of sales                 128,213     80.7%     102,587       81.8%
                             --------    ------    --------      ------
  Gross profit                 30,717     19.3%      22,743       18.2%     7,974    35.1%
General, selling and
  administrative expenses      13,863      8.7%      11,836        9.4%     2,027    17.1%
                             --------    ------    --------      ------    ------
Operating profit               16,854     10.6%      10,907        8.8%     5,947    54.5%
------------------------------------------------------------------------------------------

      Approximately 60% of the $33.6 million increase in minerals net sales over the 2002 period was contributed by CSM which was acquired by the Company on May 1, 2002. The domestic minerals business units contributed approximately 30% of the increase. Sales volume in the domestic metalcasting, oil drilling and pet products businesses increased over the prior year period. The segment's Asian-based mineral businesses contributed the remainder of the sales increase.

      Gross profit earned on domestic minerals sales accounted for approximately 60% of the increase over the prior year period. Approximately 25% of the increase in gross profit was attributed to CSM, while the segment's Asian-based businesses contributed the remainder. Gross margin improved by 110 basis points to 19.3% for the current year period. The improvement was generated through higher volume associated with the increase in sales over the prior year period, and from lower production costs in the pet products business.

      Approximately 70% of the increase in general, selling and administrative expenses was attributed to CSM. Increases in compensation and employee benefit costs for domestic personnel contributed most of the remaining increase.

------------------------------------------------------------------------------------------
                                              Nine Months Ended September 30,
                             -------------------------------------------------------------
                                    2003                   2002             2003 vs. 2002
------------------------------------------------------------------------------------------
   Environmental                                (Dollars in Thousands)
------------------------------------------------------------------------------------------
Product sales                $88,287      92.3%    $73,996     92.8%
Shipping revenue               7,382       7.7%      5,739      7.2%
                             -------     ------    -------    ------
Net sales                     95,669     100.0%     79,735    100.0%     15,934      20.0%
                             -------     ------    -------    ------
Cost of sales - product       54,946      57.4%     45,987     57.7%
Cost of sales - shipping       7,382       7.7%      5,739      7.2%
                             -------     ------    -------    ------
Cost of sales                 62,328      65.1%     51,726     64.9%
                             -------     ------    -------    ------
  Gross profit                33,341      34.9%     28,009     35.1%      5,332      19.0%
General, selling and
  administrative expenses     18,466      19.4%     16,538     20.7%      1,928      11.7%
                             -------     ------    -------    ------     ------
Operating profit              14,875      15.5%     11,471     14.4%      3,404      29.7%
------------------------------------------------------------------------------------------

      Higher shipments were realized in the lining technology business in the domestic and European markets, which accounted for 80% of the increase in net sales over the 2002 period. Building materials accounted for the remaining portion of the increase.

      The 19% increase in gross profit over the prior year period corresponds with the increase in sales. Gross margin declined by 20 basis points from the prior year period. This was primarily due to the higher proportion of shipping revenue generated by lining technology export shipments. No profit is earned on shipping revenue.

      Higher compensation and benefit costs accounted for the increase in general, selling and administrative expenses over the prior year period.

--------------------------------------------------------------------------------------
                                          Nine Months Ended September 30,
                             ---------------------------------------------------------
                                  2003                  2002           2003 vs. 2002
--------------------------------------------------------------------------------------
      Transportation                              (Dollars in Thousands)
--------------------------------------------------------------------------------------
Net sales                  $28,554   100.0%     $24,053    100.0%    $4,501      18.7%
Cost of sales               25,427    89.0%      21,570     89.7%
                           -------   ------     -------    ------
  Gross profit               3,127    11.0%       2,483     10.3%       644      25.9%
General, selling and
  administrative expenses    1,875     6.6%       1,786      7.4%        89       5.0%
                           -------   ------     -------    ------    ------
Operating profit             1,252     4.4%         697      2.9%       555      79.6%
--------------------------------------------------------------------------------------

      Intersegment sales contributed approximately 65% of the sales increase over the prior year period. Higher traffic levels and new customer sales accounted for the remainder of the increase. Gross margin increased 70 basis points due to higher equipment utilization rates and better sales pricing.

      General, selling and administrative expenses increased due to higher compensation and employee benefit costs.

--------------------------------------------------------------------------------
                                             Nine Months Ended September 30,
                                       -----------------------------------------
                                         2003         2002        2003 vs. 2002
--------------------------------------------------------------------------------
      Corporate                                 (Dollars in Thousands)
--------------------------------------------------------------------------------
Intersegment shipping sales            (10,967)    $(8,046)
Intersegment shipping costs            (10,967)     (8,046)
                                       -------     -------
  Gross profit                              --          --
Corporate general, selling
  and administrative expenses            7,535       5,342       2,193     41.1%
Nanocomposite business
  development expenses                   2,907       3,356        (449)   -13.4%
                                       -------     -------      ------
Operating loss                         (10,442)     (8,698)     (1,744)    20.1%
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

      The increase in corporate general, selling and administrative expenses related to higher compensation and employee benefit costs. Included in compensation costs in the current period were stock-options granted to employees in the current year. As disclosed in footnote 5, effective from January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company elected to record stock-based based compensation costs using the fair value for all awards granted, modified or settled after January 1, 2003.

      Lower nanocomposite development expenses were due to a decline in research and development costs.

Liquidity and Capital Resources

      Working capital was $72.2 million and $58.5 million at September 30, 2003 and December 31, 2002, respectively. The current ratio at September 30, 2003 was 2.2-to-1 compared with 2.1-to-1 at December 31, 2002.

      Net cash provided by operating activities was $15.4 million for the nine months ended September 30, 2003 compared with $15.3 million in the 2002 nine month period. Accounts receivable increased by approximately $18.6 million from the December 31, 2002 balance and, therefore, was the major contributor to the increase in current assets. The increase in accounts receivable follows the increase in sales over the prior year nine month period. Current liabilities increased from the December 31, 2002 amount by $10.9 million. The increase was associated with higher accruals and trade accounts payable.

      Capital expenditures were approximately $10.3 million in the first nine months of 2003 compared with $10.1 million in the prior year period. The Company completed two acquisitions in the third quarter that are associated with its building materials group within its Environmental segment. Total cash consideration for the acquisitions was $3.0 million.

      Net cash used in financing activities totaled $8.4 million in the nine month period ended September 30, 2003. Borrowings required for the acquisition of CSM led to net cash provided by financing activities of $8.6 million for the nine month period ended September 30, 2002. Dividends paid on common stock were approximately $3.1 million and the Company repurchased 267 thousand shares of common stock in the first nine months of 2003 for a total of approximately $1.6 million. Approximately, $3.7 million remains in the stock repurchase authorization approved by the Company's board of directors. The Company received approximately $1.8 million in proceeds from the exercise of stock options by employees and directors in the first nine months of 2003.

      Effective November 1, 2003, the Company agreed to a new revolving credit facility which provides for a total borrowing capacity of $100 million. The agreement, which has a three-year term, allows the Company to borrow an additional $25 million from the four financial institutions participating in the facility at the consent of the administrator. Debt covenant conditions are similar to those included in the previous revolving credit facility. Borrowing rates range from 60 to 125 basis points above 3-month LIBOR depending upon certain debt covenant conditions. As of November 1, 2003, the Company had approximately $91 million of unused, committed credit lines. The borrowing capability of the Company and funds generated from operations are expected to be adequate to fund capital expenditures and other investments approved by the board of directors at this time.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes in the Company's market risk during the three months ended September 30, 2003. See disclosures as of December 31, 2002 in the Company's Annual Report on Form 10-K, Item 7A.

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


            (b) A current report on Form 8-K was filed on July 21, 2003, furnishing a press release disclosing the Company's operating results for the second quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMCOL INTERNATIONAL CORPORATION



Date:    November 12, 2003         /s/ Lawrence E. Washow
     -------------------------     ---------------------------------------------
                                   Lawrence E. Washow
                                   President and Chief Executive Officer



Date:    November 12, 2003         /s/ Gary L. Castagna
     -------------------------     ---------------------------------------------
                                   Gary L. Castagna
                                   Senior Vice President and Chief Financia
                                      Officer and Principal Accounting Officer


                                 CERTIFICATIONS


11/12/03                                               Lawrence E. Washow
11/12/03                                                Gary L. Castagna

                                INDEX TO EXHIBITS
Exhibit
Number

3.1     Restated Certificate of Incorporation of the Company (5), as amended
        (10), as amended (16)
3.2     Bylaws of the Company (10)
4 Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4    AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
        (2); as amended (6)
10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.10   AMCOL International Corporation 1993 Stock Plan, as amended and restated
        (10)
10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15), as amended (21)
10.26 Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison (22)
10.27 Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)
10.28 Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)
10.29 Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)
10.30 Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)
10.31 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, Wells Fargo Bank, N.A., Bank of America N.A. and the Northern Trust Company dated October 31, 2003
31      Rule 13a - 14(a) / 15d-14(a) Certifications
32 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350, dated August 12, 2003
------------------
(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(3) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(20) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2000.
(21) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(22) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2002.