Form 10-K
period 2003-12-31
AMCOL INTERNATIONAL CORP
filed 2004-03-12
CIK 813621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K

(Mark one)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to _________

                         Commission File Number: 0-15661

                         AMCOL INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                      36-0724340
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

       One North Arlington,
  1500 West Shure Drive, Suite 500
     Arlington Heights, Illinois                         60004-7803
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (847) 394-8730

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                           $.01 par value Common Stock
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

      The aggregate market value of the registrant's $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $8.00 per share on June 30, 2003, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $166.4 million.

         Registrant had 29,260,056 shares of $.01 par value Common Stock outstanding as of February 26, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

                                     PART I

Item 1. Business

                                  INTRODUCTION

      AMCOL International Corporation was originally incorporated in South Dakota in 1924 as the Bentonite Mining & Manufacturing Company. Its name was changed to American Colloid Company in 1927, and in 1959, the Company was reincorporated in Delaware. In 1995, its name was changed to AMCOL International Corporation. Except as otherwise noted or indicated by context, the term "Company" refers to AMCOL International Corporation and its subsidiaries.

      The Company operates in two major industry segments: minerals and environmental. The Company also operates a transportation business. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to both the Company's plants and unrelated customers.

      The following table sets forth the percentage contributions to net sales of the Company attributable to its minerals, environmental and transportation segments for the last three calendar years. The percentages include intersegment shipping revenues.

--------------------------------------------------------------------------------
                                                       Percentage of Sales
                                              ----------------------------------
                                              2003           2002           2001
--------------------------------------------------------------------------------
  Minerals                                     57%            55%            52%
  Environmental                                33%            34%            36%
  Transportation                               10%            11%            12%
                                              ---            ---            ---
                                              100%           100%           100%
                                              ===            ===            ===
--------------------------------------------------------------------------------

      Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of the Company's business segments are set forth in Note 3 of the Company's Notes to Consolidated Financial Statements included elsewhere herein.

                             DISCONTINUED OPERATIONS

      In 2000, the Company closed its U.K. cat litter business. Certain assets were sold to various outside parties for $.7 million. The closure was completed in 2001. The U.K. cat litter business was a component entity of the Company's minerals segment.

      In 2001, the Company sold its U.K. metalcasting business to a group comprised in part of former management of the business. Included in the sale were machinery and equipment. The acquirer entered into a license agreement for the right to use trademarks for a period of 10 years, and leases land and buildings from the Company. The Company did not receive any proceeds from the sale. The U.K. metalcasting business was a component entity of the Company's minerals segment.

      In 2003, the Internal Revenue Service concluded audits which resulted in a reduction of the Company's income taxes payable of approximately $8.9 million related to the sale of the U.K. metalcasting and closure of the U.K. cat litter businesses. Those audits resulted in an actual tax liability that was lower than the estimate of taxes payable related to those periods. Therefore, the Company adjusted its estimate of taxes payable to reflect the actual amount due as of December 31, 2003 and recorded $8.9 million of income to discontinued operations.

                                    MINERALS

      The Company's minerals business is principally conducted through its wholly-owned subsidiaries: American Colloid Company in the United States and Canada; Colin Stewart Minchem Limited in the United Kingdom; Volclay Siam Ltd. in Thailand; Volclay Korea Ltd. in South Korea; Volclay Pty., Ltd. in Australia; and through its joint venture companies: Volclay de Mexico in Mexico; Ashapura Volclay Ltd. in India; Egypt Mining & Drilling Chemicals Co. in Egypt; Volclay DongMing Industrial Minerals Co. in China; and a 19% equity interest in Nissho Iwai Bentonite Company in Japan. The Company also has a 20% equity interest in Ashapura Minechem Ltd., a publicly traded Indian bentonite producer.

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

Principal Products and Markets

      Metalcasting. In the formation of sand molds for metal castings, sand is bonded with bentonite and various other additives to yield desired casting form and surface finish. The Company serves the foundry and casting industry throughout North America, Asia and Australia with custom-blended bentonite and allied non-bentonite products to strengthen sand molds for cast auto parts, farm implements, railcars, home appliances and metallurgical products. The blended mineral binders containing sodium and calcium bentonite are sold under the trade name ADDITROL(R).

      Cat Litter. The Company produces and markets sodium bentonite-based, scoopable (clumping), traditional and alternative cat litters as well as specialty pet products to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout the U.S. The Company's scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. The Company's products are marketed under various trade names.

      Specialty Minerals. This category includes several business units that are major suppliers of gelling, binding, thickening, plasticizing and emulsifying agents for cosmetics, pharmaceuticals, drilling fluids or household products. The Company is a leading producer of products for agricultural use. The Company is also a global supplier of nanoclays.

      Detergents. The Company supplies high-grade agglomerated bentonite to the detergent industry.

      Health and Beauty. The Company manufactures polymer and purified grades of sodium bentonite-based products for the pharmaceutical and cosmetics industries. Bentonite also acts as a thickening and suspension agent in lotions.

      Iron Ore Pelletizing. The Company supplies sodium bentonite for use as a pelletizing aid in the production of taconite pellets.

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

      Agricultural. Sodium bentonite and calcium bentonite are sold as pelletizing aids in livestock feed and as anti-caking agents for livestock feed in storage or during transit.

Sales and Distribution

      In 2003, the top five customers of the minerals segment accounted for approximately 35% of the segment sales worldwide.

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

      Sales to the oil and gas well drilling industry are primarily made directly to oil and gas well drilling fluid service companies, both under the Company's trade name and under private label. Because bentonite is a major component of drilling fluids, two service companies have captive bentonite operations. The Company's potential market, therefore, generally is limited to those service organizations that are not vertically integrated or do not have long-term supply arrangements with other bentonite producers.

      Sales to the cat litter market are made on a direct basis and through industry brokers. All sales to the iron ore pelletizing industry are made directly to the end user. Sales to the Company's remaining markets are made primarily through independent distributors and representatives.

Competition

      The Company is one of the largest producers of bentonite products globally. There is substantial domestic and international competition, which is essentially a matter of product quality, price, logistics, service and technical support. There are at least 15 other major sodium bentonite or sodium activated calcium bentonite producers throughout the world including several importers into the U.S. market. There are also numerous major producers of calcium bentonite as well as various regional suppliers in the areas the Company serves. Some of the producers are companies primarily in other lines of business with substantially greater financial resources than the Company.

Seasonality

      Although business activities in certain portions of the industries in which the Company's mineral products are sold, e.g. oil and gas well drilling and construction, are subject to seasonal factors such as weather, the Company does not consider its minerals business, as a whole, to be seasonal.

                                  ENVIRONMENTAL

Principal Products and Markets

      Through its wholly-owned subsidiaries, Colloid Environmental Technologies Company (CETCO) and CETCO Oilfield Services, Inc. in the United States and Canada, CETCO Korea Ltd. in South Korea, CETCO Poland Sp. z o.o. in Poland, and CETCO (Europe) Ltd. in the United Kingdom, the Company sells sodium bentonite, products containing sodium bentonite, and other products, services and equipment for use in environmental and construction applications.

      Lining Technologies. CETCO sells bentonite and its geosynthetic clay liner products under the BENTOMAT(R) and CLAYMAX(R) trade names for lining and capping landfills and for containment in tank farms, storm water containment systems, waste stabilization lagoons, slurry walls, sewage lagoons and mine site and wetlands reclamation applications.

      Building Materials. The Company's VOLCLAY(R) Waterproofing System is sold to the non-residential construction industry. This line includes VOLTEX(R), a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite. VOLTEX(R) is installed to prevent leakage through underground foundation walls and slabs. The following products round out the principal components of the product line: VOLCLAY PANELS(R), also used for below-grade waterproofing of walls and slabs; WATERSTOP-RX(R), a joint sealant product; and VOLCLAY SWELLTITE(R), a waterproofing membrane for concrete split slabs and plaza areas. In addition, the Company's Strong Seal and Ducks Back roofing underlayment systems are sold to the residential and non-residential roofing industry.

      Industrial Water Treatment. Bentonite-based flocculants and customized equipment are used to remove emulsified oils and heavy metals from wastewater. Bentonite-based products are formulated to solidify liquid waste for proper disposal in landfills. These products are sold primarily under the SYSTEM-AC(R), RM-10(R) and SORBOND(R) trade names.

      Oilfield Services. CETCO's oilfield services group employs CRUDESORB(R) and CRUDESEP(R) filtration technology, used primarily on offshore oil production platforms. CETCO employs several technologies to allow platform operators to maintain compliance with regulatory requirements governing discharge of waste generated during oil production. CETCO's filtration technology is marketed with all necessary equipment, proprietary filter media and trained professional service personnel. The Company is also actively involved in providing wastewater treatment solutions to pipeline operators to enable them to meet wastewater discharge requirements. Well testing services are also provided by the Company as a result of the acquisition of Lafayette Well Testing, Inc., completed in early 2004. The Company provides equipment and personnel for production well control, clean-up, unload, separation, measure of component flow and disposal of fluids from oil and gas wells.

      Drilling Products. CETCO's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. The products are used to install monitoring wells, facilitate horizontal drilling and water wells, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY(R) GROUT, HYDRAUL-EZ(R), BENTOGROUT(R) and VOLCLAY(R) TABLETS are among the trade names for products used in these applications. Geothermal grouting applications utilizing GEOTHERMAL GROUT(TM) represent a developing area for CETCO drilling products. VOLCLAY(R) SHORE PAC is used in special foundation drilling applications.

Competition

      CETCO principally competes with eight regional geosynthetic clay liner manufacturers worldwide and several suppliers of alternative liner technologies. The construction and wastewater treatment product lines are specialized businesses that compete primarily with alternative technologies. The groundwater monitoring, well drilling and sealants products compete with the Company's traditional rivals in the sodium bentonite business. The oilfield services group competes with several larger oil services companies using different technology. Competition is based on product quality, service, price, technical support and availability of product. Historically, the competition has been vigorous.

Sales and Distribution

      CETCO products are sold domestically and internationally. CETCO sells most of its products through direct sales and marketing personnel specializing in the Company's major product lines. CETCO employs technically oriented marketing personnel to support its network of distributors and representatives for several other product lines. Oilfield Services customers are primarily major oil companies to which products are sold on a direct basis.

Seasonality

      Much of the business in the environmental sector is impacted by weather and soil conditions. Many of the products cannot be applied in harsh weather conditions and, as such, sales and profits tend to be stronger during the period from April through October. As a result, the Company considers the business of this segment to be seasonal.

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

      The Company has reserves of sodium and calcium bentonite at various locations throughout North America, including Wyoming, South Dakota, Montana and Alabama. The Company, indirectly through its joint venture companies, has access to bentonite deposits in China, Egypt, India and Mexico. At 2003 consumption rates and product mix, the Company estimates its proven reserves of commercially usable sodium bentonite at approximately 22 years. The Company estimates its proven reserves of calcium bentonite at approximately 23 years in North America. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material.

      To retain possessory rights in unpatented mining claims, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims that it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

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

      The following table shows a summary of minerals sold by the Company from active mining areas for the last 3 years in short tons, as well as mineral reserves by major mineral category.

-----------------------------------------------------------------------------------------------------------
All amounts are in                 Tons Sold
thousands of tons            ----------------------
                               2003    2002    2001     Wet Tons     Assigned    Unassigned    Conversion
                                                      of Reserves    Reserves     Reserves       Factor
-----------------------------------------------------------------------------------------------------------
Sodium Bentonite
 Assigned
-----------------------------------------------------------------------------------------------------------
  Belle/Colony, WY/SD         1,088     941     876       20,047      20,047           --          76.22%
-----------------------------------------------------------------------------------------------------------
  Lovell, WY                    477     379     382       25,139      25,139           --          76.22%
-----------------------------------------------------------------------------------------------------------
 TOTAL ASSIGNED               1,565   1,320   1,258       45,186      45,186           --
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Other / Unassigned
 (SD, WY, MT, NV)                 1      62     152       65,786          36       65,750          76.22%
-----------------------------------------------------------------------------------------------------------
TOTAL OTHER / UNASSIGNED          1      62     152       65,786          36       65,750
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
 TOTAL SODIUM BENTONITE       1,566   1,381   1,410      110,972      45,222       65,750             --
                              -----------------------------------------------------------------------------
                                                                          41%          59%
-----------------------------------------------------------------------------------------------------------
Calcium Bentonite
 Assigned
-----------------------------------------------------------------------------------------------------------
  Sandy Ridge, AL               132     138     145        4,165       4,165           --          72.70%
-----------------------------------------------------------------------------------------------------------
  Chao Yang, Liaoning, China     57      31      --        2,733       2,733           --          71.00%
-----------------------------------------------------------------------------------------------------------
 TOTAL ASSIGNED                 189     169     145        6,898       6,898           --
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Other / Unassigned               --      --      --          115          --          115          77.31%
-----------------------------------------------------------------------------------------------------------
TOTAL OTHER / UNASSIGNED         --      --      --          115          --          115
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
TOTAL CALCIUM BENTONITE         189     169     145        7,013       6,898          115
                              -----------------------------------------------------------------------------
                                                                          98%           2%
-----------------------------------------------------------------------------------------------------------
Leonardite
 Gascoyne, ND                    34      25      25          612         612           --          63.43%
-----------------------------------------------------------------------------------------------------------
 TOTAL LEONARDITE                34      25      25          612         612           --
                              -----------------------------------------------------------------------------
                                                                         100%
-----------------------------------------------------------------------------------------------------------
GRAND TOTALS                  1,789   1,575   1,580      118,597      52,732       65,865
                              -----------------------------------------------------------------------------
                                                                          44%          56%
-----------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 All amounts are in                              Mining Claims
 thousands of tons                        --------------------------------------
                                          Owned    Unpatented      Leased
                                                       **
--------------------------------------------------------------------------------
 Sodium Bentonite
  Assigned
--------------------------------------------------------------------------------
   Belle/Colony, WY/SD                       865         169       19,013
--------------------------------------------------------------------------------
   Lovell, WY                             14,717      10,013          409
--------------------------------------------------------------------------------
  TOTAL ASSIGNED                          15,582      10,182       19,422
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Other / Unassigned
  (SD, WY, MT, NV)                        55,448       4,154        6,184
--------------------------------------------------------------------------------
 TOTAL OTHER / UNASSIGNED                 55,448       4,154        6,184
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  TOTAL SODIUM BENTONITE                  71,030      14,336       25,606
                                          --------------------------------------
                                              64%         13%          23%
--------------------------------------------------------------------------------
 Calcium Bentonite
  Assigned
--------------------------------------------------------------------------------
   Sandy Ridge, AL                         1,874          --        2,291
--------------------------------------------------------------------------------
   Chao Yang, Liaoning, China                 --          --        2,733
--------------------------------------------------------------------------------
  TOTAL ASSIGNED                           1,874          --        5,024
--------------------------------------------------------------------------------
 Other / Unassigned                           --          --          115
--------------------------------------------------------------------------------
 TOTAL OTHER / UNASSIGNED                     --          --          115
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 TOTAL CALCIUM BENTONITE                   1,874          --        5,139
                                          --------------------------------------
                                              27%                      73%
--------------------------------------------------------------------------------
 Leonardite
  Gascoyne, ND                                --          --          612
--------------------------------------------------------------------------------
  TOTAL LEONARDITE                            --          --          612
                                          --------------------------------------
                                                                      100%
--------------------------------------------------------------------------------
 GRAND TOTALS                             72,904      14,336       31,357
                                          --------------------------------------
                                              61%         12%          27%
--------------------------------------------------------------------------------

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

Mining and Processing

      Bentonite is surface mined, generally with large earthmoving scrapers, and then loaded into trucks and off-highway-haul wagons for movement to processing plants. The mining and hauling of the Company's clay is done both by the Company and by independent contractors. Each of the Company's bentonite processing plants generally maintains stockpiles of unprocessed clay equaling approximately 4 to 8 months production requirements.

      At the processing plants, bentonite is dried, crushed and sent through grinding mills, where it is sized to customer requirements, then chemically modified where needed and transferred to silos for automatic bagging or bulk shipment. Virtually all production is shipped as processed rather than stored for inventory.

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

      The Company holds a number of U.S. and international patents covering the use of bentonite and products containing bentonite. The Company follows the practice of obtaining patents on new developments whenever feasible. The Company, however, does not consider that any one or any combination of such patents is material to its minerals and environmental businesses as a whole.

Research and Development

      All Company business segments share research and laboratory facilities adjacent to the corporate headquarters. Technological developments are shared among the companies, subject to license agreements where appropriate.

Regulation and Environmental

      The Company believes it is in material compliance with applicable regulations now in effect for surface mining. Since reclamation of exhausted mining sites has been a regular part of the Company's surface mining operations for the past 35 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

      The grinding and handling of dried clay is part of the production process and because it generates dust, the Company's mineral processing plants are subject to applicable clean air standards (including Title V of the Clean Air
Act). All of the Company's plants are equipped with dust collection systems. The Company has not had, and does not presently anticipate, any significant regulatory problems in connection with its dust emission, though it expects ongoing expenditures for the maintenance of its dust collection systems and required annual fees.

      The Company's mineral operations are also subject to other federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Certain of these laws and regulations provide for the imposition of substantial penalties for noncompliance. While the costs of compliance with, and penalties imposed under, these laws and regulations have not had a material adverse effect on the Company, future events, such as changes in or modified interpretations of existing laws and regulations, enforcement policies, and further investigation or evaluation of potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on the Company.

                                 TRANSPORTATION

      The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. Through its transportation operation, the Company is better able to control costs, maintain delivery schedules and assure equipment availability for delivery of its products. The long-haul trucking subsidiary performs transportation services on outbound movements from the Company's production plants and attempts to haul third parties' products on return trips whenever possible. In 2003, approximately 37% of the revenues of this operation involved services provided to the Company's domestic minerals and environmental segments.

            CORPORATE ACTIVITIES - NANOCOMPOSITE PRODUCT DEVELOPMENT

      The Company is always seeking to develop broader-based technologies that may use bentonite for new, value-added applications. One such technology is nanocomposites for the plastics industry. In 1995, the Company established its Nanocor subsidiary to develop surface-modified bentonites suitable for the emerging nanocomposite market. The primary raw material is bentonite. For some applications, material will be purchased from third-party suppliers. Surface-treatment chemicals, added in the production process, are readily available on the merchant market.

      The Company continues to focus its development on the use of bentonite as a functional additive for plastics. The technology consists of dispersing highly purified bentonite of nanometer size (one-billionth of a meter) in plastic resins. Nanocor has identified commercial applications for Nanomer(R) products in the consumer packaging, engineered products and performance coatings markets. Plastic nanocomposites provide improved physical properties in products used in these markets. Those improved physical properties include heat resistance, dimensional stability and strength for engineered materials and gas, and moisture barrier for packaging materials.

      The Company has a nanocomposite production facility in Aberdeen, Mississippi. Sales to date have been insignificant. All costs, in excess of sales, associated with the development, production and sales of nanocomposites are included in corporate costs.

      During 2002, the Company reviewed its alternatives in improving the sales opportunities for its nanocomposite products. In connection with that review, the Company determined its best interest was served by finding partners that had a strong presence in markets where nanocomposites could gain significant business. The result was the execution of two strategic alliance agreements in 2003.

      In January 2003, an agreement was reached with Mitsubishi Gas Chemical Company, Inc. (MGC) which involves the manufacture and sale of high-barrier plastics that will combine the Company's patented nanocomposite technology and MXD6, a form of nylon. MGC is the world's largest producer of MXD6, which is an established product used in consumer and industrial packaging due to its inherent gas barrier properties. A MXD6-nanocomposite has significantly higher gas-barrier properties, which will greatly improve sales potential in the packaging market. MGC will lead sales and marketing of the product line with assistance from the Company's sales staff. Additionally, the companies will combine research and development resources to create new product variations. The Company has licensed to MGC its intellectual property that relates to MXD6. In addition to the sale of Nanomer products to MGC for use in the production of the MXD6-nanocomposite, the Company will earn revenue from the profit generated from sales of those nanocomposites by MGC.

      The Company also reached an agreement with PolyOne Corporation (PolyOne) in January 2003 that involves the sales, marketing and development of polyolefin-nanocomposite concentrates and, in some cases, nanocomposite plastics. PolyOne is the world's largest polymer services company which includes the production of plastic compounds. The focus of the alliance will be on improving strength and fire-resistant properties of polyolefin plastics as well as their heat stability, gas barrier and electrostatic dissipation. Polyolefins include a wide variety of plastic resins that are used in a multitude of consumer and industrial products, including the electronics, telecommunications, automotives, household and packaging sectors. The companies believe that polyolefin-nanocomposite concentrates will be easy to process and allow production of lighter weight plastics. PolyOne will lead sales of the products with assistance from the Company's personnel, and the companies will combine research and development resources engaged in the creation of polyolefin-nanocomposite compounds. Similar to its alliance agreement with MGC, the Company has licensed its intellectual property that relates to polyolefin-nanocomposites to PolyOne. In addition to earning profits from the sale of Nanomer products to PolyOne for use in the production of polyolefin-nanocomposites, the Company will earn revenue from the profit generated from sales of those nanocomposites.

      Sales to date from these alliances have been insignificant.

                       FOREIGN OPERATIONS AND EXPORT SALES

      Approximately 34% of the Company's 2003 net sales were to customers in countries other than the United States and Canada. To enhance its overseas market penetration, the Company maintains mineral processing plants in the United Kingdom, China, Australia, South Korea, Poland and Thailand, as well as a blending plant in Canada. Through joint ventures, the Company also has the capability to process minerals in Egypt, India and Mexico. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom, Australia, Thailand and South Korea where it is processed and mixed with other clays and distributed throughout Europe, Australia and Southeast Asia. The Company's U.S. bentonite is also shipped in bulk to Japan where it is sold by the Japanese joint venture. In addition, the Company also maintains a worldwide network of independent dealers, distributors and representatives.

      The Company manufactures geosynthetic clay liners in the United Kingdom, Poland and South Korea, primarily for the European and Asian markets.

      The Company's international operations are subject to the usual risks of doing business abroad, such as currency fluctuations and devaluation, restrictions on the transfer of funds, and import and export duties.

      See Note 3 of the Company's Notes to Consolidated Financial Statements included elsewhere herein. This Note is incorporated by reference for sales attributed to foreign operations and export sales from the United States.

                                    EMPLOYEES

      As of December 31, 2003, the Company employed 1,185 persons, 403 of whom were employed outside of the United States. At December 31, 2003, there were approximately 745, 352 and 27 persons employed in the Company's minerals, environmental and transportation segments, respectively, along with 61 corporate employees. The corporate employees include personnel engaged in the nanocomposite research and development effort. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Approximately 43 of the Company's employees in the United States are represented by four labor unions, all of which have entered into separate collective bargaining agreements with the Company. Employee relations are considered good.

                              AVAILABLE INFORMATION

      The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by the Company at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Please call
(800) SEC-0330 for further information on the Public Reference Room. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company's filings are also available to the public at the website maintained by the SEC, www.sec.gov.

      The Company's principal Internet address is www.amcol.com. The Company's annual, quarterly and current reports, and amendments to those reports are available free of charge on www.amcol.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Item 2. Properties

      The Company and its subsidiaries operate the following principal plants, mines and other facilities, all of which are owned, except as noted below. The Company also has numerous other facilities which blend Additrol (R), package cat litter and chromite sand, warehouse products and serve as sales offices.

===============================================================================================================================
LOCATION                                              PRINCIPAL FUNCTION
-------------------------------------------------------------------------------------------------------------------------------
MINERALS
-------------------------------------------------------------------------------------------------------------------------------
Belle Fourche, SD                                     Mine and process sodium bentonite
-------------------------------------------------------------------------------------------------------------------------------
Colony, WY (two plants)                               Mine and process sodium bentonite, package cat litter
-------------------------------------------------------------------------------------------------------------------------------
Gascoyne, ND                                          Mine and process leonardite
-------------------------------------------------------------------------------------------------------------------------------
Lovell, WY (1)                                        Mine and process sodium bentonite
-------------------------------------------------------------------------------------------------------------------------------
Sandy Ridge, AL                                       Mine and process calcium bentonite; blend ADDITROL(R)
-------------------------------------------------------------------------------------------------------------------------------
Chao Yang, Liaoning, China (2)                        Mine and process calcium bentonite
-------------------------------------------------------------------------------------------------------------------------------
Geelong, Victoria, Australia (1)(3)                   Process bentonite; blend ADDITROL(R)
-------------------------------------------------------------------------------------------------------------------------------
Rayong, Thailand                                      Process bentonite
-------------------------------------------------------------------------------------------------------------------------------
Winsford, Cheshire, U.K.                              Process calcium bentonite and other minerals
-------------------------------------------------------------------------------------------------------------------------------
ENVIRONMENTAL
-------------------------------------------------------------------------------------------------------------------------------
Broussard, LA                                         Environmental Offshore operations and distribution
-------------------------------------------------------------------------------------------------------------------------------
Fairmount, GA                                         Manufacture Bentomat(R)and Claymax(R) geosynthetic clay liners
-------------------------------------------------------------------------------------------------------------------------------
Lovell, WY (1)                                        Manufacture Bentomat(R)and Claymax(R) geosynthetic clay liners
-------------------------------------------------------------------------------------------------------------------------------
Villa Rica, GA                                        Manufacture components for geosynthetic clay liners
-------------------------------------------------------------------------------------------------------------------------------
Birkenhead, Merseyside, U.K. (1)(3)                   Manufacture Bentomat(R) geosynthetic clay liner; research laboratory;
                                                      headquarters for CETCO (Europe) Ltd.
-------------------------------------------------------------------------------------------------------------------------------
Pyeongtaek, South Korea                               Manufacture Bentomat(R) geosynthetic clay liners
-------------------------------------------------------------------------------------------------------------------------------
Suzhou, Jiangsu, China                                Manufacture Bentomat(R) geosynthetic clay liners
-------------------------------------------------------------------------------------------------------------------------------
Szczytno, Poland                                      Manufacture Bentomat(R)and Claymax(R) geosynthetic clay liners
-------------------------------------------------------------------------------------------------------------------------------
TRANSPORTATION
-------------------------------------------------------------------------------------------------------------------------------
Scottsbluff, NE                                       Transportation headquarters and terminal
-------------------------------------------------------------------------------------------------------------------------------
CORPORATE
-------------------------------------------------------------------------------------------------------------------------------
Arlington Heights, IL (3)                             Corporate headquarters; CETCO headquarters; American Colloid Company headquarters; Nanocor, Inc. headquarters; research laboratory
-------------------------------------------------------------------------------------------------------------------------------
Aberdeen, MS                                          Process purified bentonite (Nanocor, Inc.)
-------------------------------------------------------------------------------------------------------------------------------

(1)   Shared facilities between minerals and environmental segments.

(2)   96% owned joint venture.

(3)   Certain offices and facilities are leased.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                        Executive Officers of Registrant

------------------------------------------------------------------------------------------------------------
NAME                     AGE      PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
------------------------------------------------------------------------------------------------------------
Gary L. Castagna         42       Senior Vice President, Chief Financial Officer and Treasurer of the
                                  Company since February 2001; prior thereto, a consultant to AMCOL since June 2000; prior thereto, Vice President of the Company and
                                  President of Chemdal International Corporation (this business is a former subsidiary of AMCOL, and consisted of the absorbent polymers business that was sold to BASF AG in June 2000) since August 1997; prior thereto, Vice President of Finance for Chemdal International Corporation.
                                  Since January 2000, Director of M-Wave Incorporated, a manufacturer and distributor of printed circuit boards.
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Peter L. Maul            54       Vice President of the Company since 1993 and President of Nanocor,
                                  Inc. since 1995.
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Ryan F. McKendrick       52       Vice President of the Company and President of Colloid Environmental
                                  Technologies Company since November 1998; President of Volclay
                                  International Corporation since 2002; prior thereto, Vice President of Colloid Environmental Technologies Company since 1994.
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Gary Morrison            48       Vice President of the Company and President of American Colloid
                                  Company since February 2000; prior thereto, Executive Vice President of American Colloid Company since 1998; prior thereto, Vice
                                  President of American Colloid Company since 1994.
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Clarence O. Redman       61       Secretary of the Company since 1982. Clarence O. Redman is of counsel to the law firm of Lord, Bissell & Brook LLP, the law firm that serves as Corporate Counsel to the Company, since October 1997.
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Lawrence E. Washow       50       Chief Executive Officer since May 2000; President of the Company since May 1998; Chief Operating Officer of the Company since 1997;
                                  prior thereto, Senior Vice President of the Company since 1994 and
                                  President of Chemdal International Corporation since 1992; a
                                  Director since February, 1998.
------------------------------------------------------------------------------------------------------------

      All executive officers of the Company are elected annually by the Board of Directors for a term expiring at the annual meeting of directors following their election or when their respective successors are elected and shall have qualified.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock trades on the New York Stock Exchange under the symbol "ACO." The following table sets forth, for the periods indicated, the high and low closing sale prices of the common stock, as reported by the New York Stock Exchange, and cash dividends declared per share.

-----------------------------------------------------------------------------------------------------------------
                                                                   Stock Price
                                                             -----------------------          Cash Dividends
                                                               High            Low          Declared Per Share
-----------------------------------------------------------------------------------------------------------------
  Fiscal Year Ended December 31, 2003:     1st Quarter       $  6.19         $  5.40             $ 0.030
                                           ----------------------------------------------------------------------
                                           2nd Quarter       $  8.30         $  5.68               0.040
                                           ----------------------------------------------------------------------
                                           3rd Quarter       $ 14.45         $  7.83               0.040
                                           ----------------------------------------------------------------------
                                           4th Quarter       $ 23.30         $ 12.36               0.050
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
  Fiscal Year Ended December 31, 2002:     1st Quarter       $  7.35         $  6.04             $ 0.015
                                           ----------------------------------------------------------------------
                                           2nd Quarter       $  6.60         $  5.57               0.020
                                           ----------------------------------------------------------------------
                                           3rd Quarter       $  6.65         $  4.75               0.030
                                           ----------------------------------------------------------------------
                                           4th Quarter       $  6.09         $  4.81               0.030
-----------------------------------------------------------------------------------------------------------------

      The Company has paid cash dividends every year for 67 years.

      As of February 26, 2004, there were 2,562 holders of record of the common stock, excluding shares held in street name.

Item 6. Selected Financial Data

      The following is selected financial data for the Company as of and for the five years ended December 31, 2003.

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                2003            2002           2001           2000           1999
------------------------------------------------------------------------------------------------------------------------------------
  Operations Data
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                                   $ 363,966      $ 298,873      $ 275,288      $ 284,142      $ 296,118
------------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                   89,551         71,868         66,305         68,398         67,313
------------------------------------------------------------------------------------------------------------------------------------
  General, selling and administrative expenses                   60,614         52,210         47,740         48,071         56,925
------------------------------------------------------------------------------------------------------------------------------------
  Business realignment and other charges                             --             --             --          2,357         11,575
------------------------------------------------------------------------------------------------------------------------------------
  Operating profit (loss)                                        28,937         19,658         18,565         17,970         (1,187)
------------------------------------------------------------------------------------------------------------------------------------
  Investment income                                                  --             --          3,015          9,816             --
------------------------------------------------------------------------------------------------------------------------------------
  Change in value of interest rate swap                              --             --           (401)            --             --
------------------------------------------------------------------------------------------------------------------------------------
  Net interest expense                                             (280)          (512)        (2,196)        (3,160)        (3,440)
------------------------------------------------------------------------------------------------------------------------------------
  Net other income (expense) (4)                                    604             43            223            (23)        (1,069)
------------------------------------------------------------------------------------------------------------------------------------
  Pretax income (loss) (4)                                       29,261         19,189         19,206         24,603         (5,696)
------------------------------------------------------------------------------------------------------------------------------------
  Income taxes (benefit) (4)                                      9,946          6,916          6,155          6,981         (1,815)
------------------------------------------------------------------------------------------------------------------------------------
  Income from joint ventures                                        600            531             28            470            448
------------------------------------------------------------------------------------------------------------------------------------
  Minority interest in net loss of subsidiary                        --            164             59             --             --
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations (4)                   19,915         12,968         13,138         18,092         (3,433)
------------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from discontinued operations                         --             --           (879)        (8,185)        25,667
------------------------------------------------------------------------------------------------------------------------------------
  Gain on disposal of discontinued operations                     8,950             --          1,154        316,330             --
------------------------------------------------------------------------------------------------------------------------------------
  Cumulative effect of change in accounting
    principle (net of tax)                                           --             --           (182)            --             --
------------------------------------------------------------------------------------------------------------------------------------
  Net income                                                     28,865         12,968         13,231        326,237         22,234
------------------------------------------------------------------------------------------------------------------------------------
  Per Share Data
------------------------------------------------------------------------------------------------------------------------------------
  Basic earnings (loss) per share (1)
------------------------------------------------------------------------------------------------------------------------------------
    Continuing operations (4)                                      0.70           0.46           0.47           0.65          (0.13)
------------------------------------------------------------------------------------------------------------------------------------
    Discontinued operations                                        0.32             --           0.01          11.20           0.96
------------------------------------------------------------------------------------------------------------------------------------
    Cumulative effect of change in accounting
      principle (net of tax)                                         --             --          (0.01)            --             --
------------------------------------------------------------------------------------------------------------------------------------
    Net income                                                     1.02           0.46           0.47          11.85           0.83
------------------------------------------------------------------------------------------------------------------------------------
  Diluted earnings (loss) per share (2)
------------------------------------------------------------------------------------------------------------------------------------
    Continuing operations (4)                                      0.67           0.43           0.43           0.61          (0.12)
------------------------------------------------------------------------------------------------------------------------------------
    Discontinued operations                                        0.30             --           0.01          10.29           0.94
------------------------------------------------------------------------------------------------------------------------------------
    Cumulative effect of change in accounting
      principle (net of tax)                                         --             --          (0.01)            --             --
------------------------------------------------------------------------------------------------------------------------------------
    Net income                                                     0.97           0.43           0.43          10.90           0.82
------------------------------------------------------------------------------------------------------------------------------------
  Stockholders' equity (3)                                         6.35           5.43           4.98           4.69           6.94
------------------------------------------------------------------------------------------------------------------------------------
  Dividends                                                        0.16           0.10           0.06           0.16           0.27
------------------------------------------------------------------------------------------------------------------------------------
  Partial liquidation distribution                                   --             --             --          14.00             --
------------------------------------------------------------------------------------------------------------------------------------

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                  2003          2002          2001         2000            1999
------------------------------------------------------------------------------------------------------------------------------------
  Shares Outstanding Data
------------------------------------------------------------------------------------------------------------------------------------
  End of period                                                29,107,746    27,881,903    28,256,389    28,781,304     26,852,056
------------------------------------------------------------------------------------------------------------------------------------
  Weighted average for the period-basic                        28,357,009    28,133,795    28,193,234    27,523,157     26,772,569
------------------------------------------------------------------------------------------------------------------------------------
  Incremental impact of stock options                           1,492,569     2,014,725     2,412,826     2,433,533        426,694
------------------------------------------------------------------------------------------------------------------------------------
  Weighted average for the period-diluted                      29,849,578    30,148,520    30,606,060    29,956,690     27,199,263
------------------------------------------------------------------------------------------------------------------------------------
  Balance Sheet Data (at end of period)
------------------------------------------------------------------------------------------------------------------------------------
  Current assets                                              $   138,296   $   111,133   $   101,177   $   259,980   $    138,614
------------------------------------------------------------------------------------------------------------------------------------
    Cash equivalents included in current assets                        --            --            --       168,549             --
------------------------------------------------------------------------------------------------------------------------------------
    Net current assets of discontinued
      operations included in current assets                            --            --           798            --         47,668
------------------------------------------------------------------------------------------------------------------------------------
  Net property and equipment                                       86,996        81,847        72,348        74,665         78,911
------------------------------------------------------------------------------------------------------------------------------------
  Other long-term assets                                           33,485        28,848        22,805        31,122        102,164
------------------------------------------------------------------------------------------------------------------------------------
    Net long-term assets of discontinued
      operations included in long-term assets                          --            --           311         6,932         87,554
------------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                    258,777       221,828       196,330       365,767        319,689
------------------------------------------------------------------------------------------------------------------------------------
  Current liabilities                                              51,351        52,639        31,083       169,584         33,557
------------------------------------------------------------------------------------------------------------------------------------
    Net current liabilities of discontinued
      operations included in current liabilities                       --            --            --         1,484             --
------------------------------------------------------------------------------------------------------------------------------------
    Accrued income taxes related to sale of
      discontinued operations included in
      current liabilities                                              --            --            --       135,095             --
------------------------------------------------------------------------------------------------------------------------------------
  Long-term debt                                                    9,006         5,573        13,245        51,334         91,067
------------------------------------------------------------------------------------------------------------------------------------
  Other long-term liabilities                                      13,522        12,233        11,275         9,942          7,692
------------------------------------------------------------------------------------------------------------------------------------
  Stockholders' equity                                            184,898       151,383       140,727       134,907        186,448
------------------------------------------------------------------------------------------------------------------------------------
  Other Statistics for Continuing Operations
------------------------------------------------------------------------------------------------------------------------------------
  Depreciation, depletion and amortization                    $    18,160   $    20,009   $    17,427   $    17,000   $     19,093
------------------------------------------------------------------------------------------------------------------------------------
  Capital expenditures                                             15,795        16,223        14,730        14,975         15,796
------------------------------------------------------------------------------------------------------------------------------------
  Gross profit margin                                                24.6%         24.0%         24.1%         24.1%          22.7%
------------------------------------------------------------------------------------------------------------------------------------
  Operating profit (loss) margin                                      8.0%          6.6%          6.7%          6.3%          (0.4%)
------------------------------------------------------------------------------------------------------------------------------------
  Pretax profit (loss) margin                                         8.0%          6.4%          7.0%          8.9%          (1.9%)
------------------------------------------------------------------------------------------------------------------------------------
  Effective tax (benefit) rate                                       34.0%         36.0%         32.0%         28.4%         (31.9%)
------------------------------------------------------------------------------------------------------------------------------------
  Net profit (loss) from continuing operations margin                 5.5%          4.3%          4.8%          6.5%          (1.2%)
------------------------------------------------------------------------------------------------------------------------------------
  Return on average equity                                           11.9%          8.6%          9.3%         13.7%          (1.8%)
------------------------------------------------------------------------------------------------------------------------------------

(1)   Based on the weighted average common shares outstanding for the year.

(2) Based on the weighted average common shares outstanding, including common stock equivalents, for the year.

(3)   Based on the number of common shares outstanding at the end of the year.

(4) Reflects reclassification of loss on early extinguishment of debt and related tax effect to net other income (expense) and income taxes in 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a global, specialty minerals company and earn our revenues and profits from the sale of products and services that serve over 12 product markets. Our minerals segment operates 26 manufacturing facilities in six countries and has three business units: metalcasting, pet products and specialty minerals. Our environmental segment operates seven manufacturing facilities in six countries and has three business units: lining technologies, building materials and water treatment. Additionally, we have a transportation segment that performs trucking services for the minerals and environmental segments as well as unrelated parties and a developing nanocomposite business that is reported within our corporate segment.

      The principal mineral that we utilize to generate revenues is bentonite. We own or lease bentonite reserves in the United States and China. Additionally, through our joint ventures and minority interests, we have access to bentonite reserves in Egypt, India and Mexico. Bentonite deposits have varying physical properties which require us to characterize which markets our reserves can serve. We believe that our understanding of bentonite properties, mining methods, processing and application to markets are the core components of the longevity of our Company and our future prospects.

      Our customer base is diverse in regard to their end-markets and geography. They range from foundries that produce castings for automotive and transportation products--heavy-duty trucks and railroad cars--to producers of consumer goods--cat box filler, cosmetics and detergents. A majority of our products have been used in the same applications for decades and have experienced minimal technological obsolescence. A majority of our business is performed under short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

      Approximately two-thirds of our revenue is generated in North America, consequently, the state of the U.S. economy impacts our revenues. Our fastest growing markets are in Central Europe and Asia, which have continued to outpace the U.S. in economic growth. The weakening of the U.S. dollar has been a benefit to our revenues and profits over the past year, however our operating results may be affected in the future by the change in the euro and British pound compared to the U.S. dollar.

      Sustainable, long-term profit growth is our primary objective. We are undertaking a number of strategic initiatives to achieve this goal:

      o Organic growth: The central component of our growth strategy is expansion of our product lines and market presence. We have had a history of commitment to research and development and using this resource to bring innovative products to market. We believe this approach to growth offers the best probability of achieving our long-term goals at the lowest risk.

      o Globalization: We have expanded our manufacturing and marketing organizations into Europe and Asia-Pacific over the last 40 years. This operating experience enables us to expand further into emerging markets. We see China and India as significant opportunities for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow.

      o Mineral development: Bentonite is a component in over 90% of the products we produce. Since it is a natural material, we must continually expand our reserve base to maintain a long-term business. Our goal is to add new reserves to replace the bentonite mined each year. Furthermore, we need to assure new reserves meet the physical property requirements for our diverse product lines and are economical to mine. Our organization that is committed to developing its global reserve base to meet these requirements.

      o Acquisitions: We continually seek opportunities to add complementary businesses to our portfolio of products. Over the last two years, we have acquired five businesses for a total cost of approximately $24 million. A strong financial position will enable us to continue to acquire businesses which, in our assessment, are valued fairly and fit with our growth strategy.

      There can be no assurance that we will achieve success in implementing any one or more of the strategic initiatives described above.

      A number of risks will challenge us in meeting our long-term objectives. We describe certain risks, such as competition and our reliance on economically sensitive markets, under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk". In general, the significance of these risks has not changed over the past year. One particular situation, however, does present a challenge to manage in the near term. Bulk cargo shipping costs are rising significantly due to acute demand from China. We rely on shipping bulk cargos of bentonite from the U.S. and China to customers, as wells as our own subsidiaries. This issue is not isolated to AMCOL; however, we may need to offset additional shipping costs with price increases to customers in order to maintain our profitability. There can be no assurance that we will be successful in achieving these price increases. We are also reviewing our shipping patterns to determine more cost-effective means of transporting bulk cargos.

Critical Accounting Policies

      Management's Discussion and Analysis of Financial Condition and Results of Operations describes relevant aspects of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to select accounting policies that are appropriate for our business, and to make certain estimates, judgments and assumptions about matters that are inherently uncertain in applying those policies. On an ongoing basis, we re-evaluate these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates.

      Our management has identified the most critical accounting policies upon which the financial statements are based and that involve the most complex and subjective decisions and assessments. These policies relate to the valuation of accounts receivable and inventories, the recognition of depreciation and impairment in the carrying value of property, plant and equipment, and accounting for pension benefits. Our senior management has discussed the development, selection and disclosure of these policies with the members of the Audit Committee of our Board of Directors. These accounting policies are disclosed in the notes to the consolidated financial statements. The discussion which follows should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Valuation of Accounts Receivable

      We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Our customer base is diverse and includes customers located throughout the world. Payment terms in certain of the foreign countries in which we do business are longer than those that are customary in the United States, and as a result, may give rise to additional credit risk related to outstanding accounts receivable from these non-U.S. customers. Likewise, a change in the financial position, liquidity or prospects of any of our customers could have an impact on our ability to collect amounts due. While concentrations of credit risk related to trade receivables are somewhat limited by our large customer base, we do extend significant credit to some of our customers.

      We make estimates of the amounts of our gross accounts receivable that will not be collectible, and record an allowance for doubtful accounts to reduce the carrying value of accounts receivable to the amount that is expected to be realized. The allowance for doubtful accounts is established based upon the Company's historical bad debt experience, a review of the overall aging of the accounts, and an analysis of specific customer accounts, particularly those with past-due balances. The recorded allowance for doubtful accounts is intended to cover specific customer collection issues identified by management at the balance sheet date, and to provide for potential losses from other accounts based on our historical experience. Increases in the allowance for doubtful accounts are recorded as an expense and included in general, selling and administrative expenses in the period identified. Our estimate of the required allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change from period to period. In addition, it requires management to make judgments about the future collectibility of customer accounts.

Inventory Valuation

      Inventories are recorded at the lower of actual manufactured or purchased cost, or estimated net realizable value. In order to determine net realizable value, management regularly reviews inventory quantities on hand and evaluates significant items to determine whether they are excess or obsolete. We record the value of estimated excess or obsolete inventory as a reduction of inventory and as an expense which is included in cost of sales in the period it is identified. Our estimate of excess and obsolete inventory is a critical accounting estimate because it is susceptible to change from period to period. In addition, it requires management to make judgments about the future demand for inventory.

      In order to quantify excess or obsolete inventory, management prepares lists of inventory quantities on hand and determines the amount of such inventories that, based on projected demand, are not anticipated to be sold within the next 12 to 24 months or, based on our current product offerings, are excess or obsolete. This list is then reviewed with sales and production management personnel to determine whether this list of potential excess or obsolete inventory is complete. Factors which impact this evaluation include, for example, whether there has been a change in the market or packaging for particular products, and whether there are components of inventory that incorporate obsolete formulations or technology. In certain businesses in which we are engaged, such as the domestic cat litter business, product and packaging changes can occur rapidly and expose us to excess and obsolete inventories.

Goodwill and Long-lived Assets

      We have made substantial investments in property, plant and equipment and have a moderate investment in goodwill. For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an annual impairment assessment (or more frequently if impairment indicators arise) as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      In analyzing the fair value of goodwill and assessing the recoverability of the carrying value of property, plant and equipment, management uses models which are based on estimates of future operating performance and related cash flows. In preparing these models, management must make estimates in projecting future cash flows attributable to the reporting unit or assets being tested, in selecting a discount rate that reflects the related business risks, and in determining the appropriate perpetuity or disposal value. In developing these projections of future cash flows, we make a variety of important assumptions and estimates that have a significant impact on management's assessments of whether the carrying values of goodwill and property, plant and equipment should be adjusted to reflect impairment. Among these are assumptions and estimates about the future growth and profitability of the related business unit or asset, and assumptions about anticipated future economic, regulatory and political conditions in the relevant market.

      Our estimates related to the carrying values of goodwill and property, plant and equipment are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors. For example, judgment is required to determine whether events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In addition, in performing assessments of the carrying values of these assets, we must make judgments about the future business, economic, regulatory, and political conditions affecting these assets, as well as to select the appropriate risk-related rates for discounting estimated future cash flows, and to develop reasonable estimates of disposal values.

Retirement Benefits

      We sponsor a defined-benefit pension plan for substantially all of our domestic employees hired on or before December 31, 2003. In order to measure the expense and obligations associated with these retirement benefits, management must make a variety of estimates including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these liabilities, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. Our benefit plan committee determines the key assumptions related to the discount rate, expected investment rate of return and compensation increases after consulting with the actuarial firm that performs the calculations. Other assumptions are also set based on consultation with our actuaries.

      We base our estimates on our historical experience as well as current facts and circumstances. The discount rate reflects the market rate for high-quality fixed income debt instruments on the measurement date. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. An increase in the discount rate reduces pension expense and liabilities. The expected long-term rate of return on plan assets is determined using historic market return trends together with, current market conditions and actual plan experience. An increase in the expected long-term rate of return on plan assets reduces pension expense and liabilities. The expected rate of compensation increase is determined based on our near-term outlook and assumed inflation. Higher compensation rates increase the pension expense and liabilities. Retirement rates are based primarily on actual plan experience. Mortality rates are based on tables published by the insurance industry. Different estimates used by management could result in our recognizing different amounts of expense over different periods of time. Note 11 to Notes to Consolidated Financial Statements describes details of our pension obligations and the expense for the year ended December 31, 2003.

Income Taxes

      Our reported effective tax rate applicable to continuing operations was 34% for 2003, compared with 36% for 2002. The decline reflected the higher proportion of taxable income reported from lower tax jurisdictions. Most of our international operations are located in jurisdictions with lower statutory income tax rates than the United States.

      Our effective tax rate is based on the expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe those positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve positions and changes to reserves that we consider appropriate. The rate is then applied to pre-tax income reported in our consolidated statements of operations. Our estimates of income tax items, expense and reserves are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors.

      A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. Audits of our United States federal income tax returns have been completed through 2001. State income tax returns are audited more infrequently. We also have unresolved audits of certain subsidiary income tax filings in the United Kingdom for 1999 through 2002. Unfavorable settlement of any particular issue would require use of our cash and could result in the recoding of additional tax expense. Favorable resolution would be recognized as a reduction to our tax provision in the year of resolution.

      We have not recognized any United States tax expense on undistributed international earnings since we intend to reinvest the earnings outside the United States for the foreseeable future. These undistributed earnings are approximately $16.8 million at December 31, 2003.

Results of Operations for the Three Years Ended December 31, 2003

      The discussion below references the consolidated statement of operations on page F-4 in Part IV of this document.

      Net sales for the year ended December 31, 2003 were $364.0 million compared with $298.9 million for 2002 and $275.3 million for 2001. In 2003, the minerals segment accounted for 57% of net sales while the environmental and transportation segments represented 33% and 10%, respectively. Minerals contributed approximately 68% of the increase in net sales over 2002. The environmental and transportation segments contributed 28% and 4%, respectively, to the increase in net sales. The largest component of the increase in net sales in 2003 and 2002 was recorded by Colin Stewart Minchem (CSM), which was acquired as of May 1, 2002, and is included in the minerals segment. Other elements of the increase in net sales are described in the operating segment discussions below.

      Gross profit was $89.6 million for the year ended December 31, 2003 compared with $71.9 million for 2002 and $66.3 million in 2001. The 25% increase in gross profit in 2003 over 2002 resulted from the increase in net sales and lower production costs in the mineral segment businesses. CSM accounted for approximately 70% of the increase. Gross margin improved to 24.6% compared to 24.0% in 2002 and 24.1% in 2001. The 60 basis point improvement in gross margin in 2003 followed the increase in net sales and lower production costs.

      General, selling and administrative expenses were $60.6 million for the year ended December 31, 2003 compared with $52.2 million in 2002 and $47.7 million in 2001. Higher compensation and employee benefit costs were the primary causes for the increase in 2003 over 2002. CSM was accounted for the largest component of the increase in general, selling and administrative expenses in 2002 compared with 2001.

      Operating profit was $28.9 million for the year ended December 31, 2003, compared with $19.7 million in 2002 and $18.6 million in 2001. Operating profit margin for 2003 was 8.0% compared with 6.6% in 2002 and 6.7% in 2001. The improvement in operating profit, and the operating profit margin, was attributed to the increase in net sales and lower production costs in the minerals segment businesses.

      A review of sales, gross profit, general, selling and administrative expenses and operating profit by segment follows.

Minerals Segment

------------------------------------------------------------------------------------------------------------------------------------
   Minerals                                                              Year Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                       2003                  2002                2001          2003 vs. 2002         2002 vs. 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
  Product sales                $197,282     91.3%   $156,174     91.0%   $133,903    89.3%
  Shipping revenue               18,764      8.7%     15,369      9.0%     16,042    10.7%
                               --------    -----    --------    -----    --------   -----
  Net sales                     216,046    100.0%    171,543    100.0%    149,945   100.0%     $44,503    25.9%     $21,598    14.4%
                               --------    -----    --------    -----    --------   -----
  Cost of sales - product       155,284     71.9%    124,267     72.4%    106,314    70.9%
  Cost of sales - shipping       18,764      8.7%     15,369      9.0%     16,042    10.7%
                               --------    -----    --------    -----    --------   -----
  Cost of sales                 174,048     80.6%    139,636     81.4%    122,356    81.6%
                               --------    -----    --------    -----    --------   -----
    Gross profit                 41,998     19.4%     31,907     18.6%     27,589    18.4%      10,091    31.6%       4,318    15.7%
  General, selling and
    administrative expenses      18,575      8.6%     16,037      9.3%     12,892     8.6%       2,538    15.8%       3,145    24.4%
                               --------    -----    --------    -----    --------   -----
    Operating profit           $ 23,423     10.8%   $ 15,870      9.3%   $ 14,697     9.8%     $ 7,553    47.6%     $ 1,173     8.0%
------------------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002

      Approximately 24% of the $44.5 million increase in minerals net sales over 2002 was attributed to the January through April period in 2003, which is the period in 2002 that CSM was not owned. Net sales improved over 2002 in all three business units, metalcasting, pet products and specialty minerals. Metalcasting volumes improved in North America primarily from increased demand from certain foundry customers. Pricing also improved in certain product lines to offset higher raw material and shipping costs. Our Asian metalcasting businesses also increased volumes over 2002, particularly in China. Pet products sales increased due to higher volume and improved pricing, which was aided by lower customer discounts. Specialty minerals sales primarily improved due to higher volume to detergent customers. Oil and gas drilling volume also improved over 2002.

      Gross profit increased over 2002 primarily as a result of the improvement in net sales described above. In addition, productivity improvements in the pet products business decreased unit manufacturing costs. Higher volume and productivity improvements expanded gross margin by 80 basis points to 19.4% in 2003.

      The inclusion of a full year of costs related to CSM, together with higher compensation and employee benefit costs accounted for a majority of the increase in general, selling and administrative expenses.

2002 vs. 2001

      CSM contributed sales in 2002 of $20.5 million following the acquisition, which was effective from May 1, 2002. Increased sales from the international subsidiaries accounted for the remainder of the increase. Within the domestic minerals business, sales to the metalcasting market increased, but that was offset by declines in the pet products and export units. Overall, sales from the domestic minerals business were flat in 2002 compared to 2001.

      Approximately $4.0 million of the improvement in gross profit in 2002 was attributed to CSM. Gross profit from the domestic minerals business was flat in 2002 compared to 2001.

      CSM accounted for approximately $2.0 million of the increase in general, selling and administrative expenses in 2002. Higher personnel and benefit expenses in the domestic minerals business accounted for the remaining increase.

Environmental Segment

------------------------------------------------------------------------------------------------------------------------------------
    Environmental                                                      Year Ended December 31,
                                ----------------------------------------------------------------------------------------------------
                                        2003                 2002                2001           2003 vs. 2002        2002 vs. 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
  Product sales                 $114,853    92.3%   $ 98,208    92.7%    $ 96,046    92.6%
  Shipping revenue                 9,556     7.7%      7,718     7.3%       7,720     7.4%
                                --------   -----     -------   -----     --------   -----
  Net sales                      124,409   100.0%    105,926   100.0%     103,766   100.0%    $18,483     17.4%     $2,160      2.1%
                                --------   -----     -------   -----     --------   -----
  Cost of sales - product         71,341    57.3%     61,615    58.2%      60,850    58.6%
  Cost of sales - shipping         9,556     7.7%      7,718     7.3%       7,720     7.4%
                                --------   -----     -------   -----     --------   -----
  Cost of sales                   80,897    65.0%     69,333    65.5%      68,570    66.1%
    Gross profit                  43,512    35.0%     36,593    34.5%      35,196    33.9%      6,919     18.9%      1,397      4.0%
  General, selling and
    administrative expenses       25,657    20.6%     22,220    21.0%      20,042    19.3%      3,437     15.5%      2,178     10.9%
                                --------   -----     -------   -----     --------   -----
  Operating profit              $ 17,855    14.5%   $ 14,373    13.6%    $ 15,154    14.6%    $ 3,482     24.2%       (781)    -5.2%
------------------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002

      Lining technologies shipments in the U.S. and Europe primarily accounted for the increase in net sales. Building materials shipments in Europe also improved over 2002. Water treatment revenues declined from 2002 primarily due to the lower sales in the offshore services group.

      The increase in gross profit over 2002 corresponds with the increase in sales. Unit production costs in 2003 were comparable to the prior year levels.

      Higher compensation and benefit costs accounted for the increase in general, selling and administrative expenses over the prior year period.

2002 vs. 2001

      International sales accounted for all of the increase in sales in 2002 over 2001. The segment's European offshore drilling service and building materials businesses contributed to the increase in international sales. Exports from the domestic business increased in 2002 over 2001, but that was offset by a decrease in the domestic offshore business.

      Improved production costs in the segment's domestic lining technology business contributed all of the increase in gross profit in 2002 from 2001. Gross profits from the international business declined even with the increase in sales. Higher production costs at the segment's European operations caused the decline. Improved production costs at the domestic lining technology operations increased gross profit to offset the decline in the European operations.

      General, selling and administrative expenses increased due to higher compensation and benefit expenses, information technology costs, marketing and promotion costs, and research and development spending.

Transportation Segment

------------------------------------------------------------------------------------------------------------------------------------
    Transportation                                                    Year Ended December 31,
                              ------------------------------------------------------------------------------------------------------
                                      2003                2002                 2001             2003 vs. 2002         2002 vs. 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                   $ 37,549   100.0%    $ 32,509    100.0%   $ 33,133    100.0%    $ 5,040    15.5%     $ (624)   (1.9%)
  Cost of sales                 33,508    89.2%      29,141     89.6%     29,613     89.4%
                              --------   -----     --------    -----    --------    -----
    Gross profit                 4,041    10.8%       3,368     10.4%      3,520     10.6%        673    20.0%       (152)   (4.3%)
  General, selling and
    administrative expenses      2,494     6.6%       2,401      7.4%      2,157      6.5%         93     3.9%        244    11.3%
                              --------   -----     --------    -----    --------    -----
  Operating profit            $  1,547     4.1%    $    967      3.0%   $  1,363      4.1%    $   580    60.0%     $ (396)  (29.1%)
------------------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002

      Approximately 37% of the segment's sales in 2003 were to the domestic minerals and environmental segments. Intersegment sales contributed approximately 58% of the sales increase over 2002. Higher traffic levels and new customer sales accounted for the remainder of the increase. Gross margin increased 40 basis points due to higher equipment utilization rates and better sales pricing. General, selling and administrative expenses increased due to higher compensation and employee benefit costs.

2002 vs. 2001

      Net sales declined in 2002 compared to 2001 due to lower third-party customer and intersegment shipments. The minerals and environmental segments represented approximately 34% of sales in 2002. Fuel costs remained flat with 2001 levels. Increased general, selling and administrative expenses were associated with higher information technology and compensation costs.

Corporate Segment

------------------------------------------------------------------------------------------------------------------------------------
    Corporate                                                                   Year Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                               2003           2002          2001          2003 vs. 2002            2002 vs. 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
  Intersegment shipping sales                $(14,038)     $(11,105)     $(11,556)
  Intersegment shipping costs                 (14,038)      (11,105)      (11,556)
                                             --------      --------      --------
    Gross profit                                   --            --            --
  Corporate general, selling
    and administrative expenses                10,090         7,108         8,020      $ 2,982        42.0%    $  (912)      (11.4%)
  Nanocomposite business
    development expenses                        3,798         4,444         4,629         (646)      (14.5%)      (185)       (4.0%)
                                             --------      --------      --------      -------                 -------
  Operating loss                             $(13,888)     $(11,552)     $(12,649)     $(2,336)      (20.2%)   $ 1,097         8.7%
------------------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002

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

      The increase in corporate general, selling and administrative expenses in 2003 related to higher compensation and employee benefit costs. Included in compensation costs in the current period were costs associated with stock-options granted to employees in the current year. As disclosed in Note 1 to the Consolidated Financial Statements included in Item IV of this document, effective from January 1, 2003, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. We elected to record stock-based compensation costs using fair value under the prospective method.

      Lower nanocomposite development expenses in 2003 were due to a decline in research and development costs and increased revenue over 2002.

2002 vs. 2001

      Intersegment shipping revenues and costs in 2002 were related to services provided by the transportation segment for certain domestic minerals and environmental segment businesses. The services were provided at arms-length rates and billed by the transportation segment to the minerals and environmental segments, which in turn billed their customers. The intersegment shipping sales and costs in the table above reflect the elimination of these intersegment transactions.

      Approximately 60% of the lower corporate administrative expenses in 2002 were associated with increased allocation of certain costs to the mineral, environmental and transportation segments. The remaining decrease was attributed to lower personnel and legal costs. The decline in nanocomposite expenses in 2002 was associated with a restructuring of the business that was implemented in the second quarter of 2001.

Investment Income

      Investment income in 2001 of $3.0 million, or $0.06 per diluted share, was associated with earnings on the temporary investment of proceeds received on the sale of the absorbent polymers segment. The invested funds were liquidated in the third quarter of 2001 and used to pay down long-term debt by $40 million.

Net Interest Expense

      Net interest expense was $0.3 million, $0.5 million and $2.2 million in 2003, 2002, and 2001, respectively. As discussed above, we reduced debt in the third quarter of 2001 by liquidating funds previously invested in cash equivalent securities. Consequently, the decreases in 2003 and 2002 as compared to 2001 were primarily due to lower average debt levels.

Other Income (Expense)

      Other income in 2003 was approximately $0.6 million. In 2002 and 2001, other income was less than $0.1 million and approximately $0.2 million, respectively. This item reflects a number of miscellaneous transactions including gains and losses related to foreign exchange transactions and disposals of fixed assets. The increase in 2003 was primarily attributed to recognized foreign exchange gains at our U.K. and Poland businesses.

Income Taxes

      The effective income tax rate for 2003 was 34.0% compared to 36.0% in 2002 and 32.0% in 2001. The principal driver of changes in our effective tax rate is the mix of earnings. The decrease in the 2003 rate was due to increased taxable income in foreign jurisdictions which have lower statutory rates than the U.S. The increased tax rate in 2002 was attributed to a greater portion of earnings generated in foreign jurisdictions with higher corporate income tax rates.

Discontinued Operations

      Discontinued operations reflect the operating results of the U.K. metalcasting and cat litter businesses, which were sold or closed in 2001. Income from discontinued operations was $8.9 million in 2003, or $0.30 per diluted share, and $0.3 million in 2001, or $0.01 per diluted share.

      No proceeds were received in connection with the sale of the U.K. metalcasting business. The acquirer leased certain land and buildings and pays us a royalty related to a license for use of certain trademarks. The license agreement has a 10-year term and the royalty is based on sales by the acquiring entity. In connection with the sale of the U.K. metalcasting business, we realized a loss on the disposal of assets of $4.8 million and recognized a tax benefit of $6.0 million in 2001. The tax benefit recorded in 2001 was associated with the write-off of our investment in our U.K. minerals subsidiary.

      On February 18, 2004, the Internal Revenue Service notified us that audits of certain federal income tax returns, including 2001, had been completed and approved by the Committee on Joint Taxation. The 2001 return included deductions for certain loss associated with the disposal of the U.K. metalcasting and cat litter businesses. Upon receiving this notification, effective as of December 31, 2003, we revised our estimate of income taxes payable previously recorded to recognize an income tax receivable of $8.9 million, including interest on the forthcoming refund.

Other Items

      A charge of $0.01 per diluted share was recorded in 2001 related to the cumulative effect of a change in accounting principle. The charge relates to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Net Income

      Net income for 2003 was $28.9 million compared with $13.0 million and $13.2 million in 2002 and 2001, respectively. Income from continuing operations in 2003 was $19.9 million compared with $13.0 million and $13.1 million in 2002 and 2001, respectively. The differences between net income and income from continuing operations in 2003 and 2001 was attributed to income from discontinued operations, the major components of which were described previously. The improvement in income from continuing operations in 2003 over 2002 was attributed to the increase in operating profit for the reasons described earlier in this report.

Earnings Per Share

      Diluted earnings per share were calculated using the weighted average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common share equivalents. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately
29.8 million in 2003, 30.1 million in 2002 and 30.6 million in 2001.

      There were 29.1 million shares outstanding, excluding common share equivalents, at December 31, 2003, compared to 27.9 million at December 31, 2002, and 28.3 million at December 31, 2001. The 1.2 million share increase in 2003 was related to the issuance of 1.5 million shares of treasury stock to employees in connection with the exercise of stock options. This was offset by the repurchase of 267,000 shares of common stock on the open market.

      Diluted earnings per share from continuing operations are analyzed below:

--------------------------------------------------------------------------------
                                                    Year Ended December 31,
                                               ---------------------------------
                                                 2003        2003        2001
--------------------------------------------------------------------------------
  Investment income                            $     --    $     --    $   0.06
  Income from continuing operations
    excluding the above                            0.67        0.43        0.37
                                               --------    --------    --------
    Diluted earnings from
      continuing operations                    $   0.67    $   0.43    $   0.43
--------------------------------------------------------------------------------

      Diluted earnings from continuing operations in 2003 were $0.67 per share compared with $0.43 per share in 2002 and $0.43 per share in 2001. The improvement in 2003 over 2002 is commensurate with the increase in net income from continuing operations previously described. Net income was $0.97 per diluted share in 2003 compared with $0.43 per diluted share in 2002 and 2001. Discontinued operations accounted for $0.30 per diluted share in 2003 and $0.01 per diluted share in 2001. Cumulative effect of a change in accounting principle accounted of a loss of $0.01 per diluted share in 2001.

Liquidity and Capital Resources

      Cash flows from operations, borrowings from a revolving credit facility and proceeds from the exercise of stock options by employees have been the sources of funds to purchase property; plants and equipment; acquire businesses; repurchase common stock; and pay dividends to shareholders. We believe cash flows from operations and borrowings from an unused and committed revolving credit facility will be adequate to support our operating plans for the foreseeable future. Following is a discussion and analysis of our cash flow activities as presented on page F-7 of Part IV of this report.

      During 2003, cash provided by operating activities was $27.9 million compared with $37.6 million in 2002 and $24.4 million in 2001. The decline in 2003 was primarily attributed to cash used for working capital of $8.9 million in 2003, compared with $3.7 million of cash generated from working capital changes in 2002. Accounts receivable and inventories increased by $12.6 million and $6.7 million, respectively, over 2002, while accounts payable and accrued liabilities increased $2.5 million and $7.9 million, respectively. We consider the increase in these working capital components to be reasonable considering the growth in sales we experienced in 2003. Days' sales outstanding, a measure used to assess the collection period of accounts receivable balances, were 59.8 days as of December 31, 2003, and 56.5 days as of December 31, 2002. We use sales for the fourth quarter of each respective year to compute this measure. The increase in days' sales outstanding is due to higher accounts receivable amounts at our European and Asian business units, which tend to have longer customer payment terms. Inventory turns were 6.0 for both 2003 and 2002. This is computed by annualizing cost of goods sold for the fourth quarter of each respective year and dividing that result by the ending inventory balance.

      Net cash used in investing activities in 2003 was $22.0 million compared with $31.5 million in 2002 and $145.1 million in 2001. The decline in 2003 from 2002 was due to less cash used for acquisitions ($7.1 million in 2003 versus $17.0 million in 2002). In 2002, we completed the acquisition of the stock of Colin Stewart Minchem Ltd. for $15.5 million. In 2003, our acquisitions included several small businesses. In 2001, we remitted $130.4 million in state and federal income tax payments related to the sale of the absorbent polymers segment, which was the reason for the decline in cash used in investing activities in 2002 from 2001.

      Acquisition of land, mineral reserves and depreciable assets was $15.8 million in 2003 compared with $16.2 million in 2002 and $14.7 million in 2001. Capital spending in the minerals segment was $6.5 million, $8.3 million and $8.4 million in 2003, 2002 and 2001, respectively. The higher expenditures in 2002 and 2001 related to production capacity expansion projects completed in the U.S. and Asia. Capital spending in the environmental segment was $7.7 million in 2003 compared with $6.2 million in 2002 and $5.7 million in 2001. Capacity expansion projects in the U.S., Europe and Asia accounted for the increase in 2003. The remaining capital expenditures in 2003, 2002 and 2001 were for corporate infrastructure improvements and miscellaneous projects for the transportation segment.

      We foresee capital expenditures in 2004 to be comparable to 2003. While we continue to seek businesses to acquire that meet our strategic objectives, we cannot forecast any significant funding requirements for such activities in 2004.

      Cash used in financing activities was $11.6 million in 2003 compared with $3.0 million in 2002 and $46.4 million in 2001. The increase in 2003 was primarily attributed to net repayments of debt which totaled $8.3 million, while in 2002 we had net borrowings of $4.9 million. Acquisitions completed in 2002 were the primary reason for the net borrowings. Net debt repayments totaled $39.1 million in 2001. We liquidated temporary investments in the third quarter of 2001 and used the funds to repay debt.

      We repurchased $1.6 million of our common stock in 2003 compared to $6.9 million in 2002 and $7.8 million in 2001. Approximately $3.7 million remains in a stock repurchase authorization approved by our Board of Directors in May 2002. The valuation of our common stock in 2002 and 2001 as reflected by our trading price was at such a level that we felt it presented a good value to our shareholders to use cash for stock repurchases.

      Dividends on our common stock were $4.6 million in 2003 compared with $2.7 million in 2002. Declared dividends rose from $0.095 per share in 2002 to $0.16 per share in 2003. The increase reflected the improvement in our earnings and cash flows in 2003.

      As of December 31, 2003, we had outstanding debt of $9.8 million and cash of $13.5 million, compared with $18.2 million of outstanding debt and $15.6 million of cash at December 31, 2002. Long-term debt (including current maturities) represented 4.9% of total capitalization at December 31, 2003, compared with 10.5% at December 31, 2002.

      We had a current ratio of 2.69-to-1 as of December 31, 2003, and working capital of approximately $86.9 million, compared with 2.11-to-1 and $58.5 million, respectively, as of December 31, 2002. The current ratio and working capital increased due to the growth in sales we experienced in 2003 and the $11.8 million decrease in the portion of long-term debt classified as a current liability.

      The following schedule sets forth details of our contractual obligations at December 31, 2003:

--------------------------------------------------------------------------------------------------------------
                                                                   Payments due by period
                                            ------------------------------------------------------------------
                                                              Less
                                              Total          than 1         1-3           4-5         After 5
                                                              Year         Years         Years         Years
--------------------------------------------------------------------------------------------------------------
                                                                       (in millions)
--------------------------------------------------------------------------------------------------------------
  Contractual obligations                   $     9.8      $    0.8      $    4.0      $     --      $    5.0
  Operating leases                               10.5           3.0           4.6           2.7           0.2
                                            ---------      --------      --------      --------      --------
  Total contractual cash obligations        $    20.4      $    3.8      $    8.6      $    2.7      $    5.2
                                            =========      ========      ========      ========      ========
--------------------------------------------------------------------------------------------------------------

      Bank debt includes $4.0 million due under a revolving credit agreement, which provides for a commitment of $100 million in borrowing capacity and matures on October 31, 2006. Borrowing rates on the facility can range from 0.65% to 1.20% above the 3-month London Inter Bank Offered Rate (LIBOR) depending upon the amount of the credit line used and certain capitalization ratios. The facility requires certain covenants to be met including specific amounts of net worth, and also limits our ability to make additional borrowings and guarantees. We were in compliance with these covenants at December 31, 2003.

      Operating leases relate to non-cancelable obligations for railroad cars, truck trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Details of the operating leases are disclosed in
Note 10 of Notes to Consolidated Financial Statements in Item 8.

      Since the mid-1980s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our foundry customers. To date, we have not incurred significant costs in defending these matters. We believe we have adequate insurance coverage and do not believe the litigation will have a material adverse impact on our financial condition, liquidity or results of the operations.

Forward Looking Statements and Risk Factors

      Certain statements we make from time to time, including statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation section above, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following:

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

Reliance on Metalcasting and Construction Industries

      Approximately 42% of our minerals segment's sales and 30% of our environmental segment's sales in 2003 were to the metalcasting and construction markets, respectively. The metalcasting and construction markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for products by the metalcasting and construction markets may decline and our business or future financial results in the minerals and environmental segments may be adversely affected.

Regulatory and Legal Matters

      Our operations are subject to various federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Substantial penalties may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions. If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected. We may also be subject to adverse litigation results in addition to increased compliance costs arising from future changes in laws and regulations that may negatively impact our operations and profits.

Risks of International Expansion

      An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. In 2003, our business outside the United States represented approximately 34% of our consolidated sales. The approximate breakdown of the sales outside of the United States for 2003 was as follows: Europe 70%; Asia Pacific 25%; and other regions 5%. As we expand internationally, we will be subject to increased risks, which may include the following:

      o     currency exchange or price control laws;
      o     currency translation adjustments;
      o     political and economic instability;
      o     unexpected changes in regulatory requirements;
      o     tariffs and other trade barriers;
      o     longer accounts receivable collection cycles; and
      o     adverse tax consequences.

      The above listed events could result in sudden, and potentially prolonged, changes in demand our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country's legal system. At December 31, 2003, approximately 48% of the gross accounts receivable were due from customers outside of the United States and Canada. The breakdown of the overseas balance was as follows: Europe 67%; Asia Pacific 24%; and other regions 9%.

      Bulk cargo shipping costs are rising significantly due to acute demand from China. We rely on shipping bulk cargos of bentonite from the U.S. and China to customers as wells as our own subsidiaries. This issue is not isolated to AMCOL; however, we may need to offset additional shipping costs with price increases to customers in order to maintain our profitability. We are also reviewing our shipping patterns to determine more cost-effective means of transporting bulk cargos.

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

New Accounting Standards

      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). This Statement establishes standards for the classifications and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement also includes required disclosures for financial instruments within its scope. This Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective July 1, 2003. For certain mandatorily redeemable financial instruments, the Statement will be effective January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We do not currently have any financial instruments that are within the scope of this Statement.

      In December 2003, FASB Statement No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company's disclosures in note 11 incorporate the requirements of Statement 132 (revised).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      As a multinational corporation that manufactures and markets products in countries throughout the world, we are subject to certain market risks, including those related to foreign currency, interest rates and government actions. We use a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. We use derivative financial instruments only for risk management and does not use them for trading or speculative purposes.

Exchange Rate Sensitivity

      We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the euro, the British pound, the Canadian dollar and the Polish zloty. We also have significant exposure to changes in exchange rates between the British pound and the euro and the Polish zloty and the euro.

      Our various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2003, we had no material outstanding foreign currency contracts.

Interest Rate Sensitivity

      The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instruments' actual cash flows are denominated in U.S. dollars (US), Chinese renmimbi (RMB) and Thai baht (THB) as indicated in parentheses.

----------------------------------------------------------------------------------------------------------------------------------
                                                                      Expected Maturity Date
                                     ---------------------------------------------------------------------------------------------
                                                                                                                          Fair
                                       2004       2005        2006        2007      2008    Thereafter      Total        Value
----------------------------------------------------------------------------------------------------------------------------------
  (US$ equivalent in thousands)
  Short-term debt:
    Variable rate (US)               $  844     $   --     $     --      $  --     $  --     $     --      $    844     $    844
    Average interest rate               4.0%        --           --         --        --           --            --           --
  Long-term debt:
    Variable rate (US)                   --         --        4,000         --        --        4,800         8,800        8,800
    Average interest rate                --         --          1.8%        --        --          1.2%           --           --
    Variable rate (RMB)                  --         --           --         --        --          181           181          181
    Average interest rate                --         --           --         --        --          5.8%           --           --
    Variable rate (THB)                  --         --           --         --        --           25            25           25
    Average interest rate                --         --           --         --        --          3.5%           --           --
                                     ------     ------     --------      -----     -----     --------      --------     --------
  Total                              $  844     $   --     $  4,000      $  --     $  --     $  5,006      $  9,850     $  9,850
                                     ======     ======     ========      =====     =====     ========      ========     ========
----------------------------------------------------------------------------------------------------------------------------------

      We periodically use interest rate swaps to manage interest rate risk on debt securities. These instruments allow us to change the characteristics of variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2003 and 2002, there were no interest rate swaps outstanding.

Credit Risk

      We are exposed to credit risk on certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks. Our accounts receivable financial instruments are carried at amounts that approximate fair value.

Item 8. Financial Statements and Supplementary Data

      See the Index to Financial Statements and Financial Statement Schedule on Page F-1. Such financial statements and schedule are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

      There have been no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) during the fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding the directors of the Company is included under the captions "Election of Directors", "Corporate Governance Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

      Information regarding the executive officers of the Company is included under a separate caption in Part I hereof in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

      We have adopted a Code of Business Conduct and Ethics (the "Code") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees. The Code, our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are publicly available on our website at www.amcol.com and are available in print, free of charge, to any shareholder upon request to the Company's Corporate Secretary at AMCOL International Corporation, One North Arlington, 1500 West Shure Drive, Suite 500, Arlington Heights, Illinois 60004-7803. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

Item 11. Executive Compensation

      Information regarding the above is included under the captions "Named Officers' Compensation" and "Stock Performance Graph" in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is included under the caption "Security Ownership" in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

      Information regarding the Company's securities authorized for issuance under equity compensation plans is included under the caption "Named Officers' Compensation" and "Equity Compensation Plan Information" in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information regarding the above is included under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      Information regarding principal accountant fees and services is included under the captions "Independent Public Accountants" and "Corporate Governance Matters - The Audit Committee" in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      (a)   1.    See Index to Financial Statements and Financial Statement
                  Schedule below.
         -----------------------------------------------------------------------
            2.    See Financial Statements and Index to Financial Statement
                  Schedule below.
         -----------------------------------------------------------------------
                    Such Financial Statements and Schedule are incorporated herein by reference.
         -----------------------------------------------------------------------
            3.    See Index to Exhibits immediately following the signature
                  page.
--------------------------------------------------------------------------------
      (b) On October 20, 2003, we filed a current report on Form 8-K, which included a press release dated October 20, 2003, announcing results for our third quarter ended September 30, 2003.
--------------------------------------------------------------------------------
      (c)   See Index to Exhibits immediately following the signature page.
--------------------------------------------------------------------------------
      (d) See Index to Financial Statements and Financial Statement Schedule below.
--------------------------------------------------------------------------------

Item 15(a) Index to Financial Statements and Financial Statement Schedule

--------------------------------------------------------------------------------
                                                                            Page
--------------------------------------------------------------------------------
      (1)   Financial Statements:
--------------------------------------------------------------------------------
            Independent Auditors' Report                                     F-2
--------------------------------------------------------------------------------
            Consolidated Balance Sheets, December 31, 2003 and 2002          F-3
--------------------------------------------------------------------------------
            Consolidated Statements of Operations, Years ended
              December 31, 2003, 2002 and 2001                               F-4
--------------------------------------------------------------------------------
            Consolidated Statements of Comprehensive Income, Years ended
              December 31, 2003, 2002 and 2001                               F-5
--------------------------------------------------------------------------------
            Consolidated Statements of Stockholders' Equity, Years ended
              December 31, 2003, 2002 and 2001                               F-6
--------------------------------------------------------------------------------
            Consolidated Statements of Cash Flows, Years ended
              December 31, 2003, 2002 and 2001                               F-7
--------------------------------------------------------------------------------
            Notes to Consolidated Financial Statements                       F-8
--------------------------------------------------------------------------------
      (2)   Financial Statement Schedule:
--------------------------------------------------------------------------------
            Schedule II - Valuation and Qualifying Accounts                 F-27
--------------------------------------------------------------------------------

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As described in note 1 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation effective January 1, 2003, and its method of accounting for goodwill as of January 1, 2002.

                                                       KPMG LLP


Chicago, Illinois
March 8, 2004

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

--------------------------------------------------------------------------------
                                   ASSETS                     December 31,
                                                          ----------------------
                                                            2003        2002
--------------------------------------------------------------------------------
  Current assets:
    Cash                                                  $ 13,525    $ 15,597
    Accounts receivable:
      Trade, less allowance for doubtful
        accounts of $3,455 and $2,642 in 2003 and
        2002, respectively                                  58,385      45,675
      Other                                                  2,612       3,195
    Inventories                                             46,182      38,854
    Prepaid expenses                                         5,858       4,270
    Current deferred tax assets                              3,289       2,825
    Income taxes receivable                                  8,445         717
                                                          --------    --------
      Total current assets                                 138,296     111,133
                                                          --------    --------

  Investment in and advances to joint ventures              13,068      12,419
                                                          --------    --------

  Property, plant, equipment, and
    mineral rights and reserves:
    Land and mineral rights                                 10,275       9,543
    Depreciable assets                                     226,221     203,334
                                                          --------    --------
                                                           236,496     212,877
    Less: accumulated depreciation                         149,500     131,030
                                                          --------    --------
                                                            86,996      81,847
                                                          --------    --------
  Other assets:
    Goodwill                                                 5,633       4,937
    Intangible assets, less accumulated
      amortization of $622 and $453                          1,345         265
    Deferred tax assets                                      4,790       2,669
    Other assets                                             8,649       8,558
                                                          --------    --------
                                                            20,417      16,429
                                                          --------    --------
                                                          $258,777    $221,828
                                                          ========    ========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY          December 31,
                                                          ----------------------
                                                            2003        2002
--------------------------------------------------------------------------------
  Current liabilities:
    Current maturities of long-term debt and
      notes payable                                       $    844    $ 12,600
    Accounts payable                                        20,365      17,918
    Accrued liabilities                                     30,142      22,121
                                                          --------    --------
      Total current liabilities                             51,351      52,639
                                                          --------    --------

  Long-term debt                                             9,006       5,573
                                                          --------    --------

  Minority interests in subsidiaries                           116         615
  Other liabilities                                         13,406      11,618
                                                          --------    --------
                                                            13,522      12,233
                                                          --------    --------
  Stockholders' equity:
    Common stock, par value $.01 per share
      Authorized 100,000,000 shares; issued
      32,015,771 shares in 2003 and 2002                       320         320
    Additional paid in capital                              67,513      69,850
    Retained earnings                                      125,627     101,322
    Accumulated other comprehensive income                   8,372       2,005
                                                          --------    --------
                                                           201,832     173,497
  Less:
    Treasury stock (2,908,025 and 4,133,868 shares in
      2003 and 2002, respectively)                          16,934      22,114
                                                          --------    --------
                                                           184,898     151,383
                                                          --------    --------
                                                          $258,777    $221,828
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                               ---------------------------------
                                                                                  2003        2002        2001
----------------------------------------------------------------------------------------------------------------
  Continuing Operations
  Net sales                                                                    $ 363,966   $ 298,873   $ 275,288
  Cost of sales                                                                  274,415     227,005     208,983
                                                                               ---------   ---------   ---------
    Gross profit                                                                  89,551      71,868      66,305
  General, selling and administrative expenses                                    60,614      52,210      47,740
                                                                               ---------   ---------   ---------
    Operating profit                                                              28,937      19,658      18,565
                                                                               ---------   ---------   ---------
  Other income (expense):
    Investment income                                                                 --          --       3,015
    Change in value of interest rate swap                                             --          --        (401)
    Interest expense, net                                                           (280)       (512)     (2,196)
    Other, net                                                                       604          43         223
                                                                               ---------   ---------   ---------
                                                                                     324        (469)        641
                                                                               ---------   ---------   ---------
    Income before income taxes, equity in income of joint ventures,               29,261      19,189      19,206
      and minority interest
  Income tax expense                                                               9,946       6,916       6,155
                                                                               ---------   ---------   ---------
    Income before equity in income of joint ventures and minority interest        19,315      12,273      13,051
  Income from joint ventures                                                         600         531          28
  Minority interest in net loss of subsidiary                                         --         164          59
                                                                               ---------   ---------   ---------
    Income from continuing operations                                             19,915      12,968      13,138
                                                                               ---------   ---------   ---------
  Discontinued Operations
  Loss from operations (net of income taxes)                                          --          --        (879)
  Gain on 2001 disposal (including income tax benefits of
    $8,741 and $6,000 in 2003 and 2001, respectively)                              8,950          --       1,154
                                                                               ---------   ---------   ---------
    Income from discontinued operations                                            8,950          --         275
                                                                               ---------   ---------   ---------
  Cumulative effect of change in accounting principle (net of taxes)                  --          --        (182)
                                                                               ---------   ---------   ---------
  Net income                                                                   $  28,865   $  12,968   $  13,231
                                                                               =========   =========   =========
----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

--------------------------------------------------------------------------------
                                                      Year Ended December 31,
                                                --------------------------------
                                                  2003       2002         2001
--------------------------------------------------------------------------------
  Earnings per share
  Basic earnings per share:

    Continuing operations                       $   0.70  $   0.46     $   0.47
                                                --------  --------     --------
    Discontinued operations:

      Loss from operations                            --        --        (0.03)
      Gain on disposal                              0.32        --         0.04
                                                --------  --------     --------
                                                    0.32        --         0.01
                                                --------  --------     --------
    Cumulative effect of change in
      accounting principle                            --        --        (0.01)
                                                --------  --------     --------
    Net income                                  $   1.02  $   0.46     $   0.47
                                                ========  ========     ========
  Diluted earnings per share:
    Continuing operations                       $   0.67  $   0.43     $   0.43
                                                --------  --------     --------
    Discontinued operations:
      Loss from operations                            --        --        (0.03)
      Gain on disposal                              0.30        --         0.04
                                                --------  --------     --------
                                                    0.30        --         0.01
                                                --------  --------     --------
    Cumulative effect of change in
      accounting principle                            --        --        (0.01)
                                                --------  --------     --------
    Net income                                  $   0.97  $   0.43     $   0.43
                                                ========  ========     ========
--------------------------------------------------------------------------------

                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

--------------------------------------------------------------------------------
                                                    Year Ended December 31,
                                                 -------------------------------
                                                   2003      2002       2001
--------------------------------------------------------------------------------
  Net income                                     $28,865   $12,968   $ 13,231
  Other comprehensive income (loss) -
    Foreign currency translation adjustment        6,367     4,693     (1,193)
                                                 -------   -------   --------
  Comprehensive income                           $35,232   $17,661   $ 12,038
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
               (In thousands, except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                        Common Stock
                                                     ------------------                         Accumulated
                                                                                                   Other
                                                       Number   Amount  Additional              Comprehensive                 Total
                                                         of               Paid-in    Retained      Income       Treasury
                                                       Shares             Capital    Earnings      (Loss)         Stock
------------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2000                       32,015,771   $320   $ 75,536    $  79,335     $(1,495)     $(18,790)   134,906
  Net income                                                 --     --         --       13,231          --            --     13,231
  Cash dividends ($0.055 per share)                          --     --         --       (1,549)         --            --     (1,549)
  Translation adjustment                                     --     --         --           --      (1,193)           --     (1,193)
  Purchase of 1,788,800 treasury
    shares                                                   --     --         --           --          --        (7,776)    (7,776)
  Sales of 1,263,885 treasury
    shares pursuant to options                               --     --     (4,537)          --          --         6,738      2,201
  Tax benefit from employee stock plans                      --     --        906           --          --            --        906
                                                     ----------    ---     ------      -------       -----       -------    -------
  Balance at December 31, 2001                       32,015,771    320     71,905       91,017      (2,688)      (19,828)   140,726
  Net income                                                 --     --         --       12,968          --            --     12,968
  Cash dividends ($0.095 per share)                          --     --         --       (2,663)         --            --     (2,663)
  Translation adjustment                                     --     --         --           --       4,693            --      4,693
  Purchase of 1,248,407 treasury
    shares                                                   --     --         --           --          --        (6,933)    (6,933)
  Sales of 873,921 treasury
    shares pursuant to options                               --     --     (2,993)          --          --         4,647      1,654
  Tax benefit from employee stock plans                      --     --        938           --          --            --        938
                                                     ----------    ---     ------      -------       -----       -------    -------
  Balance at December 31, 2002                       32,015,771    320     69,850      101,322       2,005       (22,114)   151,383
  Net income                                                 --     --         --       28,865          --            --     28,865
  Cash dividends ($0.16 per share)                           --     --         --       (4,560)         --            --     (4,560)
  Translation adjustment                                     --     --         --           --       6,367            --      6,367
  Purchase of 266,963 treasury                               --
    shares                                                   --     --         --           --          --        (2,853)    (2,853)
  Sales of 1,492,806 treasury                                --
    shares pursuant to options                               --     --     (5,145)          --                     7,273      2,128
  Tax benefit from employee stock plans                      --     --      2,195           --          --            --      2,195
  Vesting of common stock in connection
    with employee stock plans                                --     --        613           --          --           760      1,373
                                                     ----------    ---     ------      -------       -----       -------    -------
  Balance at December 31, 2003                       32,015,771    320     67,513      125,627       8,372       (16,934)   184,898
                                                     ==========    ===     ======      =======       =====       =======    =======
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Year Ended December 31,
                                                                                      ----------------------------------------------
                                                                                        2003             2002               2001
------------------------------------------------------------------------------------------------------------------------------------
  Cash flow from operating activities:
    Income from continuing operations                                                 $ 19,915         $ 12,968         $  13,138
    Adjustments to reconcile income from
      continuing operations to
      net cash provided by operating activities:
      Depreciation, depletion, and amortization                                         18,160           20,009            17,427
      Equity in income of joint ventures                                                  (600)            (531)              (28)
      Minority interest in net loss of subsidiary                                           --             (164)              (59)
      Change in minority interest in subsidiaries                                           --               92               523
      Increase (decrease) in allowance for doubtful accounts                               813              515              (105)
      Decrease (increase) in deferred income taxes                                      (2,586)           2,882               988
      Tax benefit from employee stock plans                                              2,195              938               906
      Gain on sale of depreciable assets                                                   (73)             (11)             (368)
      Stock compensation expense                                                           613               --                --
      (Increase) decrease in current assets,
         net of effects of acquisitions:
         Accounts receivable                                                           (12,615)          (2,133)             (601)
         Income taxes receivable                                                           897            2,403              (120)
         Inventories                                                                    (6,721)            (585)           (4,265)
         Prepaid expenses                                                               (1,588)             149             1,727
         Increase (decrease) in current liabilities,
           net of effects of acquisitions:
           Accounts payable                                                              2,447            5,051              (627)
           Accrued income taxes                                                             --               --            (5,546)
           Accrued liabilities                                                           7,856           (1,805)              564
         Increase in other noncurrent assets                                            (1,345)          (3,026)               --
         Increase in other noncurrent liabilities                                          528              867               809
                                                                                      --------         --------         ---------
             Net cash provided by operating activities of
               continuing operations                                                    27,896           37,619            24,363
                                                                                      --------         --------         ---------
             Net cash provided by discontinued operations                                   --               --             1,614
                                                                                      --------         --------         ---------
  Cash flow from investing activities:
    Proceeds from sale of depreciable assets                                               195              187               530
    Tax payments related to the absorbent
      polymers segment sale                                                                 --               --          (130,365)
    Acquisition of land, mineral reserves, and
      depreciable assets                                                               (15,795)         (16,223)          (14,730)
    (Increase) decrease in investments in and
      advances to joint ventures                                                           (49)           1,495              (460)
    Acquisitions                                                                        (7,144)         (16,982)               --
    Payment of minority interest                                                          (499)              --                --
    Increase in other assets                                                             1,255              (17)              (55)
                                                                                      --------         --------         ---------
        Net cash used in investing activities                                          (22,037)         (31,540)         (145,080)
                                                                                      --------         --------         ---------
  Cash flow from financing activities:
    Proceeds from issuance of debt                                                      17,145           28,100                --
    Principal payments of debt                                                         (25,469)         (23,172)          (39,131)
    Proceeds from sales of treasury stock                                                2,888            1,653             2,201
    Purchases of treasury stock                                                         (1,593)          (6,933)           (7,776)
    Cumulative effect of change in accounting principle                                     --               --              (182)
    Dividends paid                                                                      (4,560)          (2,663)           (1,549)
                                                                                      --------         --------         ---------
        Net cash used in financing activities                                          (11,589)          (3,015)          (46,437)
                                                                                      --------         --------         ---------
  Effect of foreign currency rate changes on cash                                        3,658            2,213              (890)
                                                                                      --------         --------         ---------
  Net increase (decrease) in cash and cash equivalents                                  (2,072)           5,277          (166,430)
  Cash and cash equivalents at beginning of year                                        15,597           10,320           176,750
                                                                                      --------         --------         ---------
  Cash and cash equivalents at end of year                                            $ 13,525         $ 15,597         $  10,320
                                                                                      ========         ========         =========
  Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                                                          $    415         $    671         $   2,540
                                                                                      ========         ========         =========
    Income taxes (net of refunds)                                                     $ 12,808         $  1,632         $ 134,151
                                                                                      ========         ========         =========
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies

      Company Operations

      AMCOL International Corporation (the Company) operates in two principal areas of activity: minerals and environmental. The Company also operates a transportation business which includes delivery of its own products. In 2003, the Company's revenues were derived 57% from minerals, 33% from environmental and 10% from transportation operations. The Company's sales in 2003 were approximately 66% domestic and 34% outside of the United States. Further descriptions of the Company's products, its principal markets and the relative significance of its operations are included in Note 3, "Business Segment and Geographic Area Information."

      During 2001, the Company disposed of its U.K. metalcasting business and completed the sale and closure of its U.K. cat litter operations. The Company has reclassified the net assets and results of these operations as discontinued operations.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries greater than 50% owned by the Company are consolidated. The Company's ownership interests in the U.K., Mexican, Indian, and Egyptian ventures range between 20% and 50%. Accordingly, these investments are accounted for using the equity method. The Company's ownership interest in the Japanese investment is less than 20% and is recorded at cost. All material intercompany balances and transactions between wholly-owned subsidiaries, including profits on inventories, have been eliminated in consolidation.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (Continued)

      Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Prior to 2002, goodwill was amortized on the straight-line method over periods of five to 10 years. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Pursuant to SFAS 142, goodwill is not subject to amortization, but is tested annually (or more frequently if impairment indicators arise) for impairment. Other intangibles, including trademarks and non-compete agreements, are amortized on the straight-line method over the expected periods to be benefited, which extend up to 10 years.

      At the date of adoption of SFAS 142, the goodwill balance included in the Company's consolidated balance sheet was not significant.

      The adoption of SFAS 142's provisions relating to goodwill amortization resulted in the Company discontinuing the amortization of goodwill effective January 1, 2002. Goodwill amortization expense was not significant in 2001.

      Impairment of Long-Lived Assets

      The Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal.

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

      Land Reclamation

      The Company mines various minerals using a surface-mining process which requires the removal of overburden. The Company is obligated to restore the land comprising each mining site to its original condition at the completion of mining activity. The Company recognizes the liability for land reclamation based on the estimated fair value of the obligation. The obligation is adjusted to reflect the passage of time and changes in estimated future cash outflows.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (Continued)

in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 as of January 1, 2003, and determined that no material adjustments were required to the amounts previously recorded. At December 31, 2003 the Company's recorded reclamation obligation was $5,060. During the year ended December 31, 2003, the obligation was reduced by $1,448 due to payments made in connection with ongoing reclamation activities offset by accretion of $130 and recognition of additional obligations resulting from normal mining activities of $1,393.

      Shipping Revenues and Costs

      The Company reports shipping and handling costs that are passed on to customers as sales revenue and cost of sales in the consolidated statements of operations.

      Research and Development

      Research and development costs are included in general, selling and administrative expenses and amounted to approximately $5,018, $5,953 and $5,039 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Earnings Per Share

      Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options. A reconciliation between the number of shares used to compute basic and diluted earnings per share follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           2003            2002            2001
------------------------------------------------------------------------------------------------------------------------------------
  Weighted average of common shares outstanding for the year                            28,357,009      28,133,795      28,193,234
  Dilutive impact of stock options                                                       1,492,569       2,014,725       2,412,826
                                                                                        ----------      ----------      ----------
  Weighted average of common and common equivalent shares for the year                  29,849,578      30,148,520      30,606,060
                                                                                        ==========      ==========      ==========
  Common shares outstanding at December 31                                              29,107,746      27,881,903      28,256,389
                                                                                        ==========      ==========      ==========
------------------------------------------------------------------------------------------------------------------------------------

      Stock-Based Compensation

      Prior to 2003, the Company accounted for its fixed plan stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in operations prior to 2003, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and has elected to apply these provisions prospectively, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 will be less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(1)   Summary of Significant Accounting Policies (Continued)

      Results for prior years have not been adjusted to reflect the use of the fair value based method of accounting for employee awards. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Year Ended December 31,
                                                                                       --------------------------------------------
                                                                                          2003            2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
  Net income, as reported                                                              $   28,865      $   12,968      $   13,231
  Add:  Stock-based employee compensation expense included in reported
      net income, net of related tax effects                                                  405              --              --
  Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                                             (962)           (781)           (652)
                                                                                       ----------      ----------      ----------
  Pro forma net income                                                                 $   28,308      $   12,187      $   12,579
                                                                                       ==========      ==========      ==========

  Earnings per share:

  Basic - as reported                                                                  $     1.02      $     0.46      $     0.47
  Basic - pro forma                                                                    $     1.00      $     0.43      $     0.45

  Diluted - as reported                                                                $     0.97      $     0.43      $     0.43
  Diluted - pro forma                                                                  $     0.95      $     0.40      $     0.41
-----------------------------------------------------------------------------------------------------------------------------------

      Derivative Instruments and Hedging Activities

      The Company occasionally uses derivative financial instruments (principally interest rate swaps or options) to manage its exposure to changes in interest rates. The Company does not use derivative instruments for trading or other speculative purposes. The Company had no derivative financial instruments outstanding at December 31, 2003 and 2002.

      Reclassifications

      Certain items in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the consolidated financial statement presentation for 2003.

(2)   Discontinued Operations

      In 2000 the Company announced its intention to close its U.K. cat litter business. Certain assets used in the business were sold to various outside parties for cash proceeds of $720. The closure was completed in 2001. The U.K. cat litter business was a component of the Company's minerals segment.

      In 2001, the Company sold its U.K. metalcasting business to a group comprised in part of former management of the business. The Company did not receive any proceeds from the sale. Included in the sale were certain machinery and equipment. The acquirer entered into a license agreement for the right to use certain trademarks for a period of ten years, and leases certain land and buildings from the Company. The U.K. metalcasting business was a component entity of the Company's minerals segment.

      The consolidated financial statements have been reclassified to report separately the net assets and operating results of the U.K. metalcasting and cat litter business and for all periods presented.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

      Summary operating results for 2001 for the discontinued operations are as follows:

--------------------------------------------------------------------------------
                    U.K. metalcasting and cat litter businesses         2001
--------------------------------------------------------------------------------
  Net sales                                                           $ 8,760
  Operating loss                                                       (1,174)
  Income tax expense (benefit)                                           (384)
  Net loss                                                               (879)
--------------------------------------------------------------------------------

      In 2001, the Company allocated $199 of interest expense to discontinued operations based upon the debt balances attributable to these operations.

      The Company recognized a gain related to the disposal of discontinued operations of $1,154 (including a tax benefit of $6,000) in 2001. The tax benefit recognized in 2001 included a reduction of previously recognized tax reserves.

      In 2003, the Internal Revenue Service concluded audits which resulted in a reduction of the Company's income taxes payable of approximately $8.9 million related to the sale of the U.K. metalcasting and closure of the U.K. cat litter businesses. Those audits resulted in an actual tax liability that was lower than the estimate of taxes payable related to those periods. Therefore, the Company adjusted its estimate of taxes payable to reflect the actual amount due as of December 31, 2003 and recorded $8.9 million of income to discontinued operations.

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

      Segment assets are those assets used in the Company's operations in that segment. Corporate assets include cash, corporate leasehold improvements, the nanocomposite plant investment and other miscellaneous equipment.

      The following summaries set forth certain financial information by business segment and geographic area as of and for the years ended December 31, 2003, 2002 and 2001.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  2003                 2002                2001
------------------------------------------------------------------------------------------------------------------------------------
  Business Segment:
    Revenues:
      Minerals                                                                  $ 216,046           $ 171,543           $ 149,945
      Environmental                                                               124,409             105,926             103,766
      Transportation                                                               37,549              32,509              33,133
      Intersegment shipping                                                       (14,038)            (11,105)            (11,556)
                                                                                ---------           ---------           ---------
        Total                                                                   $ 363,966           $ 298,873           $ 275,288
                                                                                =========           =========           =========
    Operating profit (loss):
      Minerals                                                                  $  23,423           $  15,870           $  14,697
      Environmental                                                                17,855              14,373              15,154
      Transportation                                                                1,547                 967               1,363
      Corporate                                                                   (13,888)            (11,552)            (12,649)
                                                                                ---------           ---------           ---------
        Total                                                                   $  28,937           $  19,658           $  18,565
                                                                                =========           =========           =========
  Assets:
      Minerals                                                                  $ 144,973           $ 128,566           $ 106,391
      Environmental                                                                82,453              65,783              65,216
      Transportation                                                                1,891               1,895               1,282
      Corporate                                                                    29,460              25,584              22,332
      Discontinued operations (net liabilities)                                        --                  --               1,109
                                                                                ---------           ---------           ---------
        Total                                                                   $ 258,777           $ 221,828           $ 196,330
                                                                                =========           =========           =========
  Depreciation, depletion and amortization:
      Minerals                                                                  $  10,334           $  10,840           $   9,984
      Environmental                                                                 5,252               6,615               4,820
      Transportation                                                                   88                  58                  37
      Corporate                                                                     2,486               2,496               2,586
                                                                                ---------           ---------           ---------
        Total                                                                   $  18,160           $  20,009           $  17,427
                                                                                =========           =========           =========
  Capital expenditures:
      Minerals                                                                  $   6,464           $   8,263           $   8,431
      Environmental                                                                 7,660               6,174               5,691
      Transportation                                                                   80                 145                  41
      Corporate                                                                     1,591               1,641                 567
                                                                                ---------           ---------           ---------
        Total                                                                   $  15,795           $  16,223           $  14,730
                                                                                =========           =========           =========
  Research and development expenses:
      Minerals                                                                  $   2,184           $   2,632           $   1,677
      Environmental                                                                 1,873               2,051               1,777
      Corporate                                                                       961               1,270               1,585
                                                                                ---------           ---------           ---------
        Total                                                                   $   5,018           $   5,953           $   5,039
                                                                                =========           =========           =========
------------------------------------------------------------------------------------------------------------------------------------

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(3)   Business Segment and Geographic Area Information (Continued)

--------------------------------------------------------------------------------
                                         2003            2002            2001
--------------------------------------------------------------------------------
  Geographic area:
    Sales to unaffiliated
      customers shipped to:
      North America                    $241,405        $218,059        $220,626
      Europe                             87,054          54,774          29,949
      Asia Pacific                       30,906          21,218          22,316
      Other                               4,601           4,822           2,397
                                       --------        --------        --------
        Total                          $363,966        $298,873        $275,288
                                       ========        ========        ========
  Operating profit from sales to:
      North America                    $ 15,188        $ 10,263        $ 11,173
      Europe                              8,655           5,966           4,929
      Asia Pacific                        4,113           2,409           1,917
      Other                                 981           1,020             546
                                       --------        --------        --------
        Total                          $ 28,937        $ 19,658        $ 18,565
                                       ========        ========        ========
  Identifiable assets in:
      North America                    $165,251        $144,068        $149,370
      Europe                             69,108          57,579          28,651
      Asia Pacific                       24,418          20,181          17,200
      Discontinued operations                --              --           1,109
                                       --------        --------        --------
        Total                          $258,777        $221,828        $196,330
                                       ========        ========        ========
--------------------------------------------------------------------------------

      The Company reported revenues for the following product lines:

--------------------------------------------------------------------------------
                                         2003            2002             2001
--------------------------------------------------------------------------------
  Metalcasting                        $  91,393       $  83,110       $  78,471
  Pet products                           47,729          43,864          48,421
  Specialty Minerals                     76,924          44,569          23,053
  Lining technologies                    53,428          37,123          36,089
  Water treatment                        34,146          36,886          37,021
  Building materials                     36,835          31,917          30,656
  Transportation                         37,549          32,509          33,133
  Intersegment shipping revenue         (14,038)        (11,105)        (11,556)
                                      ---------       ---------       ---------
    Total                             $ 363,966       $ 298,873       $ 275,288
                                      =========       =========       =========
--------------------------------------------------------------------------------

(4)   Inventories

      Inventories at December 31 consisted of:

--------------------------------------------------------------------------------
                                                               2003      2002
--------------------------------------------------------------------------------
  Advance mining                                              $ 2,605  $ 2,836
  Crude stockpile inventories                                  14,410   11,330
  In-process inventories                                       14,190   15,142
  Other raw material, container, and supplies inventories      14,977    9,546
                                                              -------  -------
                                                              $46,182  $38,854
                                                              =======  =======
--------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(5)   Property, Plant, Equipment, and Mineral Rights and Reserves

      Property, plant, equipment and mineral rights and reserves consisted of the following:

--------------------------------------------------------------------------------
                                           December 31,            Depreciation/
                                      ----------------------       Amortization
                                         2003          2002        Annual Rates
--------------------------------------------------------------------------------
  Mineral rights and reserves         $  4,030      $  4,269
  Other land                             6,244         4,609
  Buildings and improvements            55,635        47,059       4.9% to 25.0%
  Machinery and equipment              170,587       156,940      10.0% to 50.0%
                                      --------      --------
                                      $236,496      $212,877
                                      ========      ========
--------------------------------------------------------------------------------

      Depreciation and depletion were charged to income as follows:

--------------------------------------------------------------------------------
                                             2003          2002          2001
--------------------------------------------------------------------------------
  Depreciation expense                     $17,759       $19,064       $16,247
  Depletion expense                            232           806         1,085
                                           -------       -------       -------
                                           $17,991       $19,870       $17,332
                                           =======       =======       =======
--------------------------------------------------------------------------------

(6)   Goodwill and Intangible Assets

      As of December 31, goodwill and other intangible assets consisted of:

--------------------------------------------------------------------------------
                                                               December 31,
                                                           ---------------------
                                                            2003         2002
--------------------------------------------------------------------------------
  Goodwill                                                 $5,633       $4,937

  Intangible assets, at cost                                1,701          709
  Less: accumulated amortization                              356          444
                                                           ------       ------
  Intangible assets, net                                    1,345          265
                                                           ------       ------
  Goodwill and intangible assets, net                      $6,978       $5,202
                                                           ======       ======
--------------------------------------------------------------------------------

      The carrying values of goodwill and intangible assets (net) as of December 31, by segment are as follows:

--------------------------------------------------------------------------------
                                                               December 31,
                                                           ---------------------
                                                            2003         2002
--------------------------------------------------------------------------------
  Goodwill

  Minerals                                                 $5,394       $4,937
  Environmental                                               239           --
  Intangible assets, net
  Minerals                                                    494          265
  Environmental                                               504           --
  Corporate                                                   347           --
                                                           ------       ------
  Goodwill and intangible assets, net                      $6,978       $5,202
                                                           ======       ======
--------------------------------------------------------------------------------


      In accordance with SFAS 142, the Company evaluated the goodwill assigned to each segment for impairment, using the discounted cash flow valuation method. The company concluded that there was no indication of goodwill impairment. If indicators of impairment are deemed to be present, and future cash flows are not expected to be sufficient to recover the assets and carrying amounts, and impairment loss would be charged to expense in the period identified.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

      The Company reviewed the intangible assets, net book values and estimated useful lives by class. As of December 31, 2003, there was no impairment related to the intangible assets. The company will continue to amortize the remaining net book values of intangible assets over their remaining useful lives.

(7)   Income Taxes

      Total income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 was allocated as follows:

--------------------------------------------------------------------------------
                                                2003        2002         2001
--------------------------------------------------------------------------------
  Income from continuing operations           $ 9,946     $ 6,916     $ 6,155
  Discontinued operations                      (8,741)         --      (6,384)
  Cumulative effect of change in
    accounting principle                           --          --        (113)
                                              -------     -------     -------
                                              $ 1,205     $ 6,916     $  (342)
                                              =======     =======     =======
--------------------------------------------------------------------------------

      Domestic and foreign components of income from continuing operations before income taxes, equity in income of joint ventures and minority interest are shown below:

--------------------------------------------------------------------------------
                                                       2003     2002     2001
--------------------------------------------------------------------------------
  Income from continuing operations
    before income taxes, equity in income
    of joint ventures and minority interest:
  Domestic                                           $18,972  $12,266  $14,377
  Foreign                                             10,289    6,923    4,829
                                                     -------  -------  -------
                                                     $29,261  $19,189  $19,206
                                                     =======  =======  =======
--------------------------------------------------------------------------------

      The components of the provision (benefit) for income taxes attributable to income from continuing operations before income taxes, equity in income of joint ventures and minority interest for the years ended December 31, 2003, 2002 and 2001 consisted of:

--------------------------------------------------------------------------------
                                                    2003       2002      2001
--------------------------------------------------------------------------------
  Provision (benefit) for income taxes:
    Federal:
      Current                                     $ 8,921    $   647    $2,379
      Deferred                                     (2,296)     2,641       722
    State:
      Current                                       1,265        741       697
      Deferred                                       (230)       264        72
    Foreign:
      Current                                       2,345      2,647     2,091
      Deferred                                        (59)       (24)      194
                                                  -------    -------    ------
                                                  $ 9,946    $ 6,916    $6,155
                                                  =======    =======    ======
--------------------------------------------------------------------------------

      The Company's federal income tax returns have been audited through 2001.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002 were as follows:

--------------------------------------------------------------------------------
                                                           2003        2002
--------------------------------------------------------------------------------
  Deferred tax assets attributable to:
    Accounts receivable, due to allowance
      for doubtful accounts                              $    644     $   436
    Inventories                                             1,669       1,224
    Employee benefit plans                                  4,350       4,190
    Intangible assets                                       2,706       2,160
    Maintenance of controlled foreign
      corporations                                          1,443       1,323
    Other                                                   1,640          67
                                                         --------     -------
      Total deferred tax assets                            12,452       9,400
  Deferred tax liabilities attributable to:
    Plant and equipment, due to differences
      in depreciation                                      (2,027)     (2,132)
    Land and mineral reserves, due to
      differences in depletion                             (1,498)     (1,527)
    Other                                                    (848)       (247)
                                                         --------     -------
      Total deferred tax liabilities                       (4,373)     (3,906)
                                                         --------     -------
      Net deferred tax assets                            $  8,079     $ 5,494
                                                         ========     =======
--------------------------------------------------------------------------------

      The following analysis reconciles the statutory Federal income tax rate to the effective tax rates related to income from continuing operations before income taxes, equity in income of joint ventures and minority interest:

------------------------------------------------------------------------------------------------------------------------------------
                                                         2003                          2002                         2001
                                                ------------------------------------------------------------------------------------
                                                                 Percent                     Percent                       Percent
                                                                of Pretax                   of Pretax                     of Pretax
                                                  Amount         Income         Amount        Income         Amount         Income
------------------------------------------------------------------------------------------------------------------------------------
  Provision for income taxes
    at U.S. statutory rates                      $ 10,241         35.0%        $ 6,716         35.0%        $ 6,722         35.0%
  Increase (decrease) in taxes
    resulting from:
    Percentage depletion                           (1,040)        (3.6%)          (742)        (3.9%)          (875)        (4.6%)
    State taxes                                       824          2.8%            482          2.5%            453          2.4%
    Other                                             (79)        (0.2%)           460          2.4%           (145)        (0.7%)
                                                 --------         ----         -------         ----         -------         ----
                                                 $  9,946         34.0%        $ 6,916         36.0%        $ 6,155         32.1%
                                                 ========         ====         =======         ====         =======         ====
------------------------------------------------------------------------------------------------------------------------------------

      The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $16,800 million of undistributed earnings from international subsidiaries as of December 31, 2003 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

(8)   Long-term Debt

      Long-term debt consisted of the following:

--------------------------------------------------------------------------------
                                                               December 31,
                                                           ---------------------
                                                             2003        2002
--------------------------------------------------------------------------------
  Borrowings under revolving credit agreement              $ 4,000     $12,600
  Industrial revenue bond                                    4,800       5,000
  Other notes payable                                        1,050         573
                                                           -------     -------
                                                             9,850      18,173
  Less: current portion                                        844      12,600
                                                           -------     -------
                                                           $ 9,006     $ 5,573
                                                           =======     =======
--------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

      The Company has a committed $100,000 revolving credit agreement, which matures October 31, 2006. As of December 31, 2003, there was $96,000 in borrowing capacity available under the line of credit. The revolving credit agreement is a multi-currency arrangement, which allows the Company to borrow at an adjusted LIBOR rate plus .625% to 1.20%, depending upon the amount of the credit line used and certain capitalization ratios. The facility requires certain covenants to be met including specific amounts of net worth and also limits the Company's ability to make additional borrowings and guarantees. The Company was in compliance with these covenants at December 31, 2003. The interest rate at December 31, 2003 was 1.759%. In addition, the Company has a revolving credit line of $5,000 for the Thailand operation, as of December 31, 2003; there was $4,875 in borrowing capacity available.

      The Company has a short-term credit facility with maximum borrowings of $2,500, of which $844 was outstanding as of December 31, 2003. No amounts were outstanding under this facility as of December 31, 2002. The interest rate at December 31, 2003 was 4%.

      At December 31, 2003 and 2002, the Company had outstanding standby letters of credit of $13.7 million and $13.4 million, respectively. These letters of credit typically serve to guarantee the Company's performance of its obligations related to land reclamation and workers' compensation claims. The Company has recognized the estimated costs of its obligations related to land reclamation and workers' compensation claims in the accompanying consolidated balance sheets as of December 31, 2003 and 2002.

      Maturities of long-term debt outstanding at December 31, 2003, were as follows:

--------------------------------------------------------------------------------
                                    2004  2005    2006   2007  2008   Thereafter
--------------------------------------------------------------------------------
Borrowings under revolving
  credit agreement                  $--  $   --  $4,000  $--  $   --   $   --
Industrial revenue bond
  and other notes payable            --      --      --   --      --    5,006
                                    ---  ------  ------  ---  ------   ------
                                    $--  $   --  $4,000  $--  $   --   $5,006
                                    ===  ======  ======  ===  ======   ======
--------------------------------------------------------------------------------

      The estimated fair value of the above notes at December 31, 2003, was approximately equal to their carrying amounts based on discounting future cash payments using current market interest rates for loans with similar terms and maturities.

(9)   Acquisitions

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

      The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition and unaudited pro forma combined results of continuing operations as if the acquisition of CSM had occurred at the beginning of each year presented. The unaudited pro forma combined information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of future results.

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
                                                                   =======
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                             Pro Forma            Pro Forma
                                        Twelve Months Ended  Twelve Months Ended
                                            December 31,         December 31,
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
--------------------------------------------------------------------------------

      The Company also completed several less significant acquisitions during 2003 and 2002. The acquisitions in these years, individually and in aggregate, did not materially affect the Company's operating results or financial position in the years presented. Summarized information related to these acquisitions is as follows:

--------------------------------------------------------------------------------
                                                              2003        2002
--------------------------------------------------------------------------------
  Number of acquisitions                                         3           1
  Net cash paid                                             $7,144      $1,475
  Goodwill and intangible assets recorded                    1,118         369
--------------------------------------------------------------------------------

      The purchase price allocation for a portion of the 2003 acquisitions has not been finalized as management is in the process of analyzing the fair values of the acquired assets and liabilities.

(10)  Market Risks and Financial Instruments

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

Exchange Rate Sensitivity

      The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposures are to changes in exchange rates for the U.S. dollar versus the euro, the British pound and the Polish zloty. The Company also has significant exposure to changes in exchange rates between the British pound and the euro as well as between the Polish zloty and the euro.

      The Company's various currency exposures often offset each other, providing natural hedges against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2003, the Company did not have any material outstanding foreign currency contracts.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Expected Maturity Date
                                                      ------------------------------------------------------------------------------
                                                                                                                            Fair
                                                       2004      2005     2006      2007    2008   Thereafter    Total      Value
------------------------------------------------------------------------------------------------------------------------------------
  (US$ equivalent in thousands)
  Short-term debt:
    Variable rate (US)                                 $844      $--     $   --      $--     $--     $   --      $  844     $  844
    Average interest rate                               4.0%      --         --       --      --         --          --         --
  Long-term debt:
    Variable rate (US)                                   --       --      4,000       --      --      4,800       8,800      8,800
    Average interest rate                                --       --        1.8%      --      --        1.2%         --         --
    Variable rate (RMB)                                  --       --         --       --      --        181         181        181
    Average interest rate                                --       --         --       --      --        5.8%         --         --
    Variable rate (THB)                                  --       --         --       --      --         25          25         25
    Average interest rate                                --       --         --       --      --        3.5%         --         --
                                                       ----      ---     ------      ---     ---     ------      ------     ------
  Total                                                $844      $--     $4,000      $--     $--     $5,006      $9,850     $9,850
                                                       ====      ===     ======      ===     ===     ======      ======     ======
------------------------------------------------------------------------------------------------------------------------------------

      The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to change variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2003 and 2002, there were no interest rate swaps outstanding.

      The Company is exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

      The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company believes its allowance for doubtful accounts is sufficient to cover customer credit risks. The Company's accounts receivable financial instruments are carried at amounts that approximate fair value.

(11)  Leases

      The Company has several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Total rent expense under operating lease agreements was approximately $4,208, $4,099 and $3,672 in 2003, 2002 and 2001, respectively.
Additionally, the Company has three domestic facilities that are being subleased.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

      The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) and related sublease income as of December 31, 2003:

--------------------------------------------------------------------------------
                                         Minimum Lease
                                           Payments                     Sublease
                              ----------------------------------         Rental
                              Domestic       Foreign       Total         Income
--------------------------------------------------------------------------------
Year ending December 31:
  2004                         $ 2,814         $204       $ 3,018        $  458
  2005                           2,546          121         2,667           500
  2006                           2,011           19         2,030           538
  2007                           1,728            6         1,734           565
  2008                             939            6           945           336
  Thereafter                        --          235           235            --
                               -------         ----       -------        ------
Total                          $10,038         $591       $10,629        $2,397
                               =======         ====       =======        ======
--------------------------------------------------------------------------------

(12)  Employee Benefit Plans

      The Company has a noncontributory pension plan covering substantially all of its domestic employees. The benefits are based upon years of service and qualifying compensation. The Company's funding is calculated using the actuarially determined unit credit cost method. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

      The following tables set forth pension obligations included in the Company's balance sheet at December 31, 2003 and 2002:

--------------------------------------------------------------------------------
                                                          Pension Benefits
                                                       -------------------------
                                                         2003          2002
--------------------------------------------------------------------------------
  Change in benefit obligations:
    Beginning benefit obligation                       $ 26,392      $ 22,974
    Service cost                                          1,325         1,157
    Interest cost                                         1,751         1,634
    Actuarial loss                                        1,267         1,570
    Benefits paid                                        (1,003)         (943)
                                                       --------      --------
    Ending benefit obligation                          $ 29,732      $ 26,392

  Change in plan assets:
    Beginning fair value                               $ 17,912      $ 20,169
    Actual return                                         4,661        (1,314)
    Company contribution                                  1,112            --
    Benefits paid                                        (1,003)         (943)
                                                       --------      --------
    Ending fair value                                  $ 22,682      $ 17,912

  Funded status of the plan                            $ (7,050)     $ (8,480)
  Unrecognized actuarial and investment
    (gain) loss, net                                      1,884         3,772
  Prior service cost                                        410           441
  Transition asset                                         (224)         (361)
                                                       --------      --------
    Accrued pension cost liability
      included in the consolidated
      financial statements                             $ (4,980)     $ (4,628)
                                                       ========      ========
--------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

      Pension cost was comprised of:

--------------------------------------------------------------------------------
                                               2003         2002         2001
--------------------------------------------------------------------------------
  Service cost - benefits earned
    during the year                         $ 1,325      $ 1,157      $ 1,053
  Interest cost on accumulated
    benefit obligation                        1,751        1,634        1,556
  Expected return on plan assets             (1,576)      (1,777)      (2,170)
  Net amortization and deferral                 (36)        (106)        (377)
                                            -------      -------      -------
  Net periodic pension cost                 $ 1,464      $   908      $    62
                                            =======      =======      =======
--------------------------------------------------------------------------------

      The following table summarizes the assumptions used in determining the pension obligation:

--------------------------------------------------------------------------------
                                                           2003            2002
--------------------------------------------------------------------------------
  Discount rate                                            6.25%           6.75%
  Rate of compensation increase                            5.75%           5.75%
  Long-term rate of return                                 8.75%           9.00%
--------------------------------------------------------------------------------

      The valuation of the Company's pension benefit plan was performed as of October 1, 2003 and 2002. The Company expects to contribute $1,000 to the Plan in 2004. The accumulated benefit obligation (ABO) was $23,148 and $20,118 at December 31, 2003 and 2002, respectively.

      The Company's Plan assets, by asset category, are as follows:

--------------------------------------------------------------------------------
                                                              2003        2002
--------------------------------------------------------------------------------
                                                                           --
  U.S. equity securities                                       65%         58%
  International equity securities                               4%          4%
  Fixed income securities and bonds                            31%         38%
  Real estate and Other                                         0%          0%
--------------------------------------------------------------------------------

      The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. The investment objectives emphasize maximizing returns consistent with ensuring that sufficient assets are available to meet liabilities, and minimizing corporate cash contributions. The Plan's assets are managed so as to include investments that balance income and capital appreciation.

      The Plan has a target range for equity securities of between 60% and 75%. This allocation takes into account factors such as the average age of employees covered by the Plan (benefit obligations) as well as overall market conditions. Interim portfolio reviews result in investment allocations being evaluated at least twice a year by the Pension Committee and rebalancing takes place as needed. Equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Debt securities include both government and corporate investment vehicles. These include a series of laddered debt securities as well as bond funds. Although real estate investments have been employed in the past, none are being used at the present.

      AMCOL employs a building block approach in determining the long-term rate of return for plan assets.

      Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. The average long-term rate of return on the Plan's assets since 1994 has been approximately 9.3%.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

      In addition to the qualified plan outlined above, the Company sponsors a supplementary pension plan that provides benefits in excess of qualified plan limitations for certain employees. The unfunded accrued liability for this plan was $2,911 and $2,575 at December 31, 2003 and 2002, respectively. However, the Company has invested assets for the benefit of the employees covered by the supplemental pension plan in the event that there is a change in control.

      The Company also has a savings plan for its U.S. personnel. In 2003, the Company made a contribution in an amount equal to an employee's contributions up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $1,202 in 2003, $1,251 in 2002 and $1,223 in 2001. The Company also has a deferred compensation plan and a 401(k) restoration plan for its executives.

      The foreign pension plans, which are not subject to United States pension funding laws, are funded using individual annuity contracts and, therefore, are not included in the information reflected above.

(13)  Stock Option Plans

      Prior to 2003, the Company accounted for its fixed plan stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to apply these provisions prospectively, in accordance with SFAS No. 148, to all employee awards granted, modified, or settled after January 1, 2003. Awards granted in 2003 under the Company's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 will be less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Had compensation cost for the Company's stock option plans been determined using the fair value method of accounting described in SFAS 123 for years prior to 2003, the Company's net income would have been changed to the pro forma amounts indicated in note 1 of notes to consolidated financial statements.

      For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

--------------------------------------------------------------------------------
                                                     2003       2002       2001
--------------------------------------------------------------------------------
  Risk-free interest rate                             3.0%       4.5%       5.1%
  Expected life of option in years                      5          6          6
  Expected dividend yield of stock                    2.1%       0.9%       1.1%
  Expected volatility of stock price                 54.9%      44.6%      52.1%
  Weighted-average fair value of
   options granted                                  $1,763    $2,038     $1,614
--------------------------------------------------------------------------------

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

      These plans expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire. Changes in options outstanding are summarized as follows:

------------------------------------------------------------------------------------------------------------------
                                                  December 31, 2003      December 31, 2002     December 31, 2001
                                                ------------------------------------------------------------------
                                                             Weighted              Weighted              Weighted
                                                             Average                Average               Average
                                                             Exercise              Exercise              Exercise
      Expired Stock Option Plans                   Shares     Price      Shares      Price    Shares       Price
------------------------------------------------------------------------------------------------------------------
  Options outstanding at January 1               1,884,421   $  2.07   2,531,037   $  2.09   3,680,717   $  1.94
  Exercised                                     (1,169,816)     2.07    (640,958)     1.92  (1,107,934)     1.74
  Cancelled                                         (5,326)     1.97      (5,658)     2.23     (41,746)     1.78
                                                ----------             ---------            ----------
  Options outstanding at December 31               709,279      2.07   1,884,421      2.07   2,531,037      2.03
                                                ==========             =========            ==========
  Options exercisable at December 31               709,279             1,725,105             1,981,388
                                                ==========             =========            ==========
  Shares available for future grant
    at December 31                                      --                    --                    --
                                                ==========             =========            ==========
------------------------------------------------------------------------------------------------------------------

1998 Long-Term Incentive Plan

      The Company reserved 3,900,000 shares of its common stock for issuance to its officers, directors and key employees. This plan provides for the award of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. Awards granted in 2003 vested ratably over a three year period and expire 6 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company. Options previously awarded under these plans generally vested 40% after two years and continued to vest at the rate of 20% per year for each year thereafter, until they are fully vested. These options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company. Changes in options outstanding are summarized as follows:

------------------------------------------------------------------------------------------------------------------
                                                  December 31, 2003      December 31, 2002     December 31, 2001
                                                ------------------------------------------------------------------
                                                            Weighted              Weighted              Weighted
                                                            Average                Average               Average
                                                            Exercise              Exercise              Exercise
      1998 Long-Term Incentive Plan              Shares      Price      Shares      Price    Shares       Price
------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1                1,731,194   $  3.46   1,693,162   $  2.66   1,574,447   $  2.10
Granted                                           310,950      5.67     307,450      6.63     326,050      4.95
Exercised                                        (355,334)     2.46    (232,027)     1.84    (156,852)     1.75
Cancelled                                         (75,492)     3.32     (37,391)     3.72     (50,483)     2.85
                                                ---------             ---------             ---------
Options outstanding at December 31              1,611,318      4.11   1,731,194      3.46   1,693,162      2.66
                                                =========             =========             =========
Options exercisable at December 31                634,547               551,527               394,273
                                                =========             =========             =========
Shares available for future grant
  at December 31                                1,450,625               686,083               956,142
                                                =========             =========             =========
------------------------------------------------------------------------------------------------------------------

      Restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the Compensation Committee of the Board of Directors. The shares of restricted stock outstanding at December 31, 2003 are subject to forfeiture if employment terminates prior to six years from the date of the grant. If certain performance criteria are satisfied, the forfeiture period may be shortened to three years for a portion of, or the entire award. During the remaining period through the sixth anniversary of a grant, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the period the restrictions lapse. On May 22, 2003, AMCOL awarded 141,000 shares of restricted stock to six officers, and these same shares were outstanding at December 31, 2003. Total compensation expense related to this grant of $921 will be recorded over the three year period.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

All Stock Option Plans

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

--------------------------------------------------------------------------------------------
                                              Options Outstanding      Options Exercisable
                                            ------------------------------------------------
                                             Weighted
                                              Average    Weighted                  Weighted
                                 Number      Remaining    Average      Number       Average
                                   of       Contractual  Exercise        of        Exercise
Range of exercise prices         Shares     Life (Yrs).    Price       Shares        Price
--------------------------------------------------------------------------------------------
$ 1.350  -  $ 1.830               599,638       4.19      $ 1.595      484,699      $ 1.601
  2.062  -    2.287               613,906       3.83        2.196      597,841        2.194
  2.374  -    5.670               821,453       6.08        4.739      259,286        3.877
  5.980  -    6.650               285,600       8.12        6.625        2,000        6.650
                                ---------                            ---------
            Total               2,320,597       5.25        3.486    1,343,826        2.312
                                =========                            =========
--------------------------------------------------------------------------------------------

(14)  Accrued Liabilities

      Accrued liabilities at December 31 consisted of:

--------------------------------------------------------------------------------
                                                         2003            2002
--------------------------------------------------------------------------------
  Accrued severance taxes                              $ 2,588         $ 1,886
  Accrued employee costs                                 1,813           1,416
  Accrued vacation pay                                   1,650           1,617
  Accrued pension                                        4,980           4,628
  Accrued bonus                                          5,139           2,842
  Accrued product liability                              1,060           1,256
  Accrued commissions                                    2,217           1,193
  Other                                                 10,695           7,283
                                                       -------         -------
                                                       $30,142         $22,121
                                                       =======         =======
--------------------------------------------------------------------------------

(15)  Contingencies

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

(16)  Quarterly Results (Unaudited)

      Unaudited summarized results for each quarter in 2003 and 2002 are as follows:

--------------------------------------------------------------------------------
                                                    2003 Quarter
                                     -------------------------------------------
                                       First     Second      Third     Fourth
--------------------------------------------------------------------------------
  Minerals                           $ 50,177   $ 53,542   $ 55,211   $ 57,116
  Environmental                        23,489     33,913     38,267     28,740
  Transportation                        8,797      9,390     10,367      8,995
  Intersegment shipping                (2,996)    (3,592)    (4,379)    (3,071)
                                     --------   --------   --------   --------
    Net sales                        $ 79,467   $ 93,253   $ 99,466   $ 91,780
                                     ========   ========   ========   ========
  Minerals                           $  9,450   $ 10,497   $ 10,770   $ 11,281
  Environmental                         8,196     11,674     13,471     10,171
  Transportation                          978      1,025      1,124        914
                                     --------   --------   --------   --------
    Gross profit                     $ 18,624   $ 23,196   $ 25,365   $ 22,366
                                     ========   ========   ========   ========
  Minerals                           $  4,917   $  5,882   $  6,055   $  6,569
  Environmental                         2,383      5,321      7,171      2,980
  Transportation                          376        399        477        295
  Corporate                            (3,346)    (3,335)    (3,761)    (3,446)
                                     --------   --------   --------   --------
    Operating profit                 $  4,330   $  8,267   $  9,942   $  6,398
                                     ========   ========   ========   ========
  Income from continuing operations  $  2,930   $  5,709   $  6,632   $  4,644
                                     ========   ========   ========   ========
  Discontinued operations            $     --   $     --   $     --   $  8,950
                                     ========   ========   ========   ========
  Net income                         $  2,930   $  5,709   $  6,632   $ 13,594
                                     ========   ========   ========   ========
  Basic earnings per share (1)       $   0.10   $   0.20   $   0.23   $   0.48
                                     ========   ========   ========   ========
  Diluted earnings per share (1)     $   0.10   $   0.19   $   0.22   $   0.45
                                     ========   ========   ========   ========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                    2002 Quarter
                                     -------------------------------------------
                                        First     Second      Third     Fourth
--------------------------------------------------------------------------------
  Minerals                            $ 33,690   $ 45,138   $ 46,502   $ 46,213
  Environmental                         18,493     28,026     33,216     26,191
  Transportation                         7,384      8,078      8,591      8,456
  Intersegment shipping                 (2,226)    (2,707)    (3,113)    (3,059)
                                      --------   --------   --------   --------
    Net sales                         $ 57,341   $ 78,535   $ 85,196   $ 77,801
                                      ========   ========   ========   ========
  Minerals                            $  5,569   $  8,427   $  8,747   $  9,164
  Environmental                          6,301     10,022     11,686      8,584
  Transportation                           783        819        881        885
                                      --------   --------   --------   --------
    Gross profit                      $ 12,653   $ 19,268   $ 21,314   $ 18,633
                                      ========   ========   ========   ========
  Minerals                            $  2,217   $  4,304   $  4,386   $  4,963
  Environmental                            939      4,582      5,950      2,902
  Transportation                           226        229        242        270
  Corporate                             (2,759)    (2,960)    (2,979)    (2,854)
                                      --------   --------   --------   --------
    Operating profit                  $    623   $  6,155   $  7,599   $  5,281
                                      ========   ========   ========   ========
  Net income                          $    532   $  4,062   $  4,858   $  3,516
                                      ========   ========   ========   ========
  Basic earnings per share (1)        $   0.02   $   0.14   $   0.17   $   0.13
                                      ========   ========   ========   ========
  Diluted earnings per share (1)      $   0.02   $   0.13   $   0.16   $   0.12
                                      ========   ========   ========   ========
--------------------------------------------------------------------------------

(1) Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)

                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                                -----------------------
                                                                               Charged                         Balance
                                                  Balance at    Charged to    (credited)                        at end
                                                   beginning     costs and     to other     Other charges        of
  Year                Description                   of year      expenses       account    add (deduct)(1)      year
------------------------------------------------------------------------------------------------------------------------
  2003       Allowance for doubtful accounts        $2,642         $1,082         $  --       $  (269)         $3,455
                                                    ======         ======         =====       =======          ======
  2002       Allowance for doubtful accounts        $2,127         $1,287         $  --       $  (772)         $2,642
                                                    ======         ======         =====       =======          ======
  2001       Allowance for doubtful accounts        $2,232         $  929         $  --       $(1,034)         $2,127
                                                    ======         ======         =====       =======          ======
------------------------------------------------------------------------------------------------------------------------

(1)   Bad debts written off.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004

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

/s/ John Hughes                                                   March 12, 2004
--------------------------------------------------
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow                                            March 12, 2004
--------------------------------------------------
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Gary L. Castagna                                              March 12, 2004
--------------------------------------------------
Gary L. Castagna
Senior Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown                                                  March 12, 2004
--------------------------------------------------
Arthur Brown
Director

/s/ Daniel P. Casey                                               March 12, 2004
--------------------------------------------------
Daniel P. Casey
Director

/s/ Robert E. Driscoll, III                                       March 12, 2004
--------------------------------------------------
Robert E. Driscoll, III
Director

/s/ Jay D. Proops                                                 March 12, 2004
--------------------------------------------------
Jay D. Proops
Director

/s/ Clarence O. Redman                                            March 12, 2004
--------------------------------------------------
Clarence O. Redman
Director

/s/ Dale E. Stahl                                                 March 12, 2004
--------------------------------------------------
Dale E. Stahl
Director

/s/ Audrey L. Weaver                                              March 12, 2004
--------------------------------------------------
Audrey L. Weaver
Director

/s/ Paul C. Weaver                                                March 12, 2004
--------------------------------------------------
Paul C. Weaver
Director

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

10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)

10.10   AMCOL International Corporation 1993 Stock Plan, as amended and restated
        (10)

10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15), as amended (21)

10.26 Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison (22)*

10.27 Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)*

10.28 Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)*

10.29 Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)*

10.30 Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)*

10.31 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, Wells Fargo Bank, N.A., Bank of America N.A. and the Northern Trust Company dated October 31, 2003 (23)

21      AMCOL International Corporation Subsidiary Listing

23      KPMG LLP consent

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section
        1350

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

(23) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2003.

*     Management compensatory plan or arrangement