Form 10-Q
period 2004-03-31
AMCOL INTERNATIONAL CORP
filed 2004-05-07
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
(x)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2004
                                       or

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________________________

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

Yes  x      No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

Yes  x      No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 14, 2004
------------------------------                     -----------------------------
(Common stock, $.01 par value)                          29,294,893 Shares

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I - Financial Information
------------------------------

      Item 1    Financial Statements
                Condensed Consolidated Balance Sheets -
                March 31, 2004 and December 31, 2003                          1

                Condensed Consolidated Statements of Operations -
                three months ended March 31, 2004 and 2003                    2

                Condensed Consolidated Statements of Comprehensive
                Income - three months ended March 31, 2004 and 2003           2

                Condensed Consolidated Statements of Cash Flows -
                three months ended March 31, 2004 and 2003                    3

                Notes to Condensed Consolidated Financial Statements          4


      Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9

      Item 3    Quantitative and Qualitative Disclosures
                About Market Risk                                            14

      Item 4    Controls and Procedures                                      14

Part II - Other Information
---------------------------

      Item 2e   Company Repurchases of Company Stock                         15

      Item 6    Exhibits and Reports on Form 8-K                             15

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------------
                                       ASSETS                                             March 31,          December 31,
                                                                                            2004                2003
                                                                                        (unaudited)               *
-------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                   $ 10,419             $ 13,525
  Accounts receivable, net                                                                 76,948               60,997
  Inventories                                                                              51,234               46,182
  Prepaid expenses                                                                          8,453                5,858
  Current deferred tax assets                                                               4,337                3,289
  Income taxes receivable                                                                   8,097                8,445
                                                                                         --------             --------
    Total current assets                                                                  159,488              138,296
                                                                                         --------             --------

Investment in and advances to joint ventures                                               13,166               13,068
                                                                                         --------             --------

Property, plant, equipment, and mineral rights and reserves:

  Land and mineral rights                                                                  10,682               10,275
  Depreciable assets                                                                      232,299              226,221
                                                                                         --------             --------
                                                                                          242,981              236,496
Less: accumulated depreciation                                                            154,926              149,500
                                                                                         --------             --------
                                                                                           88,055               86,996
                                                                                         --------             --------
Other assets:
  Goodwill                                                                                 16,128                5,633
  Intangible assets, net                                                                      811                1,345
  Other assets                                                                              9,705                8,649
  Deferred tax assets                                                                       4,550                4,790
                                                                                         --------             --------
                                                                                           31,194               20,417
                                                                                         --------             --------
                                                                                         $291,903             $258,777
                                                                                         ========             ========
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY                              March 31,          December 31,
                                                                                            2004                2003
                                                                                        (unaudited)               *
-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Notes payable                                                                          $  1,231             $    844
  Accounts payable                                                                         25,130               20,365
  Accrued liabilities                                                                      26,627               25,162
                                                                                         --------             --------
    Total current liabilities                                                              52,988               46,371
                                                                                         --------             --------

Long-term debt                                                                             29,712                9,006
                                                                                         --------             --------

Minority interests in subsidiaries                                                            118                  116
Other liabilities                                                                          19,236               18,386
                                                                                         --------             --------
                                                                                           19,354               18,502
                                                                                         --------             --------
Stockholders' equity:
  Common stock                                                                                320                  320
  Additional paid in capital                                                               67,690               67,513
  Retained earnings                                                                       128,662              125,627
  Accumulated other comprehensive income                                                    9,303                8,372
                                                                                         --------             --------
                                                                                          205,975              201,832
Less:

  Treasury stock                                                                           16,126               16,934
                                                                                         --------             --------
                                                                                          189,849              184,898
                                                                                         --------             --------
                                                                                         $291,903             $258,777
                                                                                         ========             ========
-------------------------------------------------------------------------------------------------------------------------

*     Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                ------------------------------------
                                                                                                     2004                  2003
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                       $    101,967           $     79,467
Cost of sales                                                                                         77,431                 60,843
                                                                                                ------------           ------------
  Gross profit                                                                                        24,536                 18,624
General, selling and administrative expenses                                                          17,296                 14,294
                                                                                                ------------           ------------
  Operating profit                                                                                     7,240                  4,330
                                                                                                ------------           ------------
Other income (expense):

  Interest expense, net                                                                                  (79)                   (80)
  Other, net                                                                                              43                     32
                                                                                                ------------           ------------
                                                                                                         (36)                   (48)
                                                                                                ------------           ------------
  Income before income taxes and equity                                                                7,204                  4,282
    in income of joint ventures
Income tax expense                                                                                     2,269                  1,455
                                                                                                ------------           ------------
  Income before equity in income of                                                                    4,935                  2,827
    joint ventures
Income from joint ventures                                                                               148                    103
                                                                                                ------------           ------------
Net income                                                                                      $      5,083           $      2,930
                                                                                                ============           ============

Weighted average common shares outstanding                                                        29,092,656             27,994,263
                                                                                                ============           ============

Weighted average common and common equivalent shares outstanding                                  30,986,319             29,746,227
                                                                                                ============           ============

Basic earnings per share                                                                        $       0.17           $       0.10
                                                                                                ============           ============

Diluted earnings per share                                                                      $       0.16           $       0.10
                                                                                                ============           ============

Dividends declared per share                                                                    $      0.070           $      0.030
                                                                                                ============           ============
------------------------------------------------------------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                           2004           2003
--------------------------------------------------------------------------------
Net income                                                $ 5,083       $ 2,930
Other comprehensive income (loss):
  Reclassification of prior service cost                     (410)           --
  Foreign currency translation adjustment                   1,341        (1,546)
                                                          -------       -------
Comprehensive income                                      $ 6,014       $ 1,384
                                                          =======       =======
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                        ----------------------------
                                                                                                          2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income                                                                                            $  5,083           $  2,930
  Adjustments to reconcile from net income to net cash
  used in operating activities:
    Depreciation, depletion, and amortization                                                              5,091              4,492
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in current assets                                                                         (16,380)            (8,464)
      Increase in noncurrent assets                                                                       (1,408)              (863)
      Increase (decrease) in current liabilities                                                           2,783             (2,833)
      Increase  (decrease) in noncurrent liabilities                                                         824               (139)
      Other                                                                                                  799                136
                                                                                                        --------           --------
        Net cash used in operating activities                                                             (3,208)            (4,741)
                                                                                                        --------           --------
Cash flow from investing activities:

  Acquisition of land, mineral rights, and depreciable assets                                             (3,242)            (3,489)
  Acquisitions, net of cash                                                                              (13,221)                --
  Other                                                                                                      770                115
                                                                                                        --------           --------
        Net cash used in investing activities                                                            (15,693)            (3,374)
                                                                                                        --------           --------
Cash flow from financing activities:
  Net change in outstanding debt                                                                          17,138              4,171
  Proceeds from sales of treasury stock                                                                      504                528
  Purchases of treasury stock                                                                               (196)              (315)
  Dividends paid                                                                                          (2,047)              (841)
                                                                                                        --------           --------
        Net cash provided by financing activities                                                         15,399              3,543
                                                                                                        --------           --------
Effect of foreign currency rate changes on cash                                                              396               (857)
                                                                                                        --------           --------
Net decrease in cash and cash equivalents                                                                 (3,106)            (5,429)
                                                                                                        --------           --------
Cash and cash equivalents at beginning of period                                                          13,525             15,597
                                                                                                        --------           --------
Cash and cash equivalents at end of period                                                              $ 10,419           $ 10,168
                                                                                                        ========           ========
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                                                                              $     85           $    114
                                                                                                        ========           ========
  Income taxes                                                                                          $  1,056           $  2,180
                                                                                                        ========           ========
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

Note 1: BASIS OF PRESENTATION

      The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2003, is unaudited. The condensed consolidated balance sheet as of December 31, 2003 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods ended March 31, 2004 and 2003, and the financial position of the Company as of March 31, 2004, and all such adjustments are of a normal recurring nature. Management recommends the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K, which accompanies the 2003 Corporate Report.

      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full years.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 as of January 1, 2003, and determined that no material adjustments were required to the amounts previously recorded. At March 31, 2004 the Company's recorded reclamation obligation was $5,382. During the quarter ended March 31, 2004, the obligation was reduced by $47 due to payments made in relation to normal mining activities offset by accretion and recognition of additional obligations resulting from normal mining activities.

Note 2: INVENTORIES

      Inventories at March 31, 2004 have been valued using the same methods as at December 31, 2003. The composition of inventories at March 31, 2004 and December 31, 2003, was as follows:

--------------------------------------------------------------------------------
                                                 March 31,      December 31,
                                                   2004            2003
--------------------------------------------------------------------------------
  Advance mining                                 $ 2,423         $ 2,605
  Crude stockpile inventories                     12,865          14,410
  In-process inventories                          21,594          14,190
  Other raw material, container, and
    supplies inventories                          14,352          14,977
                                                 -------         -------
                                                 $51,234         $46,182
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

Note 3: EARNINGS PER SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period. As of March 31, 2004, the cost of all the outstanding stock options were below the current market price.

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                           2004        2003
--------------------------------------------------------------------------------
  Weighted average of common shares outstanding         29,092,656  27,994,263
  Dilutive impact of stock options                       1,893,663   1,751,964
                                                        ----------  ----------
  Weighted average of common and common equivalent      30,986,319  29,746,227
    shares for the period
                                                        ==========  ==========
  Common shares outstanding                             29,281,608  28,100,045
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

      The following summaries set forth certain financial information by business segment for the three months ended March 31, 2004 and 2003 and as of March 31, 2004 and December 31, 2003.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                           ---------------------------------
                                                                                                  2004               2003
----------------------------------------------------------------------------------------------------------------------------
  Business Segment:
    Revenues:
      Minerals                                                                             $       64,055     $      50,177
      Environmental                                                                                31,767            23,489
      Transportation                                                                                9,332             8,797
      Intersegment shipping                                                                        (3,187)           (2,996)
                                                                                           --------------     -------------
        Total                                                                              $      101,967     $      79,467
                                                                                           ==============     =============

    Operating profit (loss):
      Minerals                                                                             $        7,435     $       4,917
      Environmental                                                                                 3,079             2,383
      Transportation                                                                                  386               376
     Corporate                                                                                     (3,660)           (3,346)
                                                                                           --------------     -------------
        Total                                                                              $        7,240     $       4,330
                                                                                           ==============     =============

                                                                                           March 31, 2004     Dec. 31, 2003
                                                                                           ==============     =============
    Assets:
      Minerals                                                                             $      153,909     $     144,973
      Environmental                                                                               106,867            82,453
      Transportation                                                                                2,604             1,891
      Corporate                                                                                    28,523            29,460
                                                                                           --------------     -------------
        Total                                                                              $      291,903     $     258,777
                                                                                           ==============     =============
----------------------------------------------------------------------------------------------------------------------------

      At March 31, 2004 and December 31, 2003, goodwill for the minerals segment was $5,096 and $5,394; and for the environmental segment was $11,032 and $239. The purchase price allocation of acquisitions made within the past 12 months have not been finalized as management is in the process of determining the fair values of the acquired assets and liabilities.

Note 5: STOCK OPTION PLANS

      Prior to 2003, the Company accounted for its fixed plan stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and had elected to apply these provisions prospectively, in accordance with SFAS No.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

148, Accounting for Stock-Based Compensation-amendment to SFAS 123, to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 will be less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Results for prior years have not been restated.

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                                ------------------------------
                                                                                                    2004             2003
-----------------------------------------------------------------------------------------------------------------------------
  Net income, as reported                                                                         $ 5,083          $ 2,930
  Add:   Stock-based employee compensation expense included in
      reported net income, net of related tax effects                                                 332               66
  Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                                                     (406)            (270)
                                                                                                  -------          -------
  Pro forma net income                                                                            $ 5,009          $ 2,726
                                                                                                  =======          =======

  Earnings per share:

  Basic - as reported                                                                             $  0.17          $  0.10
  Basic - pro forma                                                                               $  0.17          $  0.10

  Diluted - as reported                                                                           $  0.16          $  0.10
  Diluted - pro forma                                                                             $  0.16          $  0.09
-----------------------------------------------------------------------------------------------------------------------------

Note 6: COMPONENTS OF PENSION AND OTHER RETIREMENT BENEFIT COST

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months Ended
                                                                                                          March 31,
                                                                                                 ----------------------------
                                                                                                    2004             2003
-----------------------------------------------------------------------------------------------------------------------------
  Service cost                                                                                      $ 362            $ 332
  Interest cost                                                                                       457              438
  Expected return on plan assets                                                                     (484)            (394)
  Amortization of transition (asset) / obligation                                                     (34)             (34)
  Amortization of prior service cost                                                                    7                7
  Amortization of net (gain) loss                                                                      --               17
                                                                                                    -----            -----
  Net periodic benefit cost                                                                         $ 308            $ 366
                                                                                                    =====            =====
-----------------------------------------------------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

Employer Contributions

      The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1 million to its pension plan in 2004. As of March 31, 2004, that full contribution has been made.

Note 7: ACQUISITIONS

      The Company acquired all of the outstanding stock in two individually insignificant acquisitions during the period ended March 31, 2004. Net cash paid and notes payable were $13,221. Goodwill was $10,620. These acquisitions, individually and in aggregate, did not materially affect the Company's operating results or financial position in the periods presented. The purchase price allocation of acquisitions made within the past 12 months have not been finalized as management is in the process of determining the fair values of the acquired assets and liabilities assumed.

            Item 2: AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements.

Results of operations (in millions):

Net sales:                        2004            2003         % Change
                                  ----            ----         --------
                                $ 102.0         $ 79.5            28%

      Our minerals segment represented 63% of net sales reported in the quarter and 62% of the growth over the prior year period. Environmental segment sales represented 31% of the total and 37% of the increase over the first quarter of 2003. Transportation segment revenues represented 6% of net sales, after eliminating intersegment sales, and 1% of the increase over the first quarter of 2003. Net sales from businesses acquired since the second quarter of 2003 accounted for approximately 23% of the growth over the prior year period, while favorable foreign currency changes accounted for approximately 17% of the increase in net sales.

Gross profit:                     2004            2003         % Change
                                  ----            ----         --------
                                $ 24.5          $ 18.6            32%

      Gross profit increased as a result of the higher net sales in the current period. Gross margin improved to 24.1% for the first quarter of 2004 from 23.4% for the prior year period. The 70 basis point improvement was attributed to higher sales prices and lower production costs in certain minerals segment businesses.

General, Selling & Administration expenses (Stock based compensation costs included):

                                  2004            2003         % Change
                                  ----            ----         --------
                                $ 17.3          $ 14.3            21%

      Higher compensation and benefit costs accounted for the majority of the increase over the 2003 first quarter. Operating expenses associated with acquired businesses also contributed to the increase over the prior year period. As described in Note 5 to the condensed consolidated financial statements, stock-based compensation costs are included in operating expenses. Research and development expenses were approximately $1.3 million for both reporting periods.

Operating profit:                 2004            2003         % Change
                                  ----            ----         --------
                                $  7.2          $  4.3            67%

      Operating profit improved in the first quarter of 2004 as a result of higher sales and gross profit. Acquisitions and favorable foreign currency exchange rates accounted for 17% and 16%, respectively, of the increase in operating profit over the 2003 first quarter. Operating margin was 7.1% in first quarter of 2004 compared with 5.4% in the prior year period. The margin improvement over the first quarter of 2003 was attributed to higher growth in gross profit compared with growth in G,S&A.

Income taxes:                     2004            2003         % Change
                                  ----            ----         --------
                                $  2.3          $  1.5            53%

      Income taxes increased due to the improvement in operating profit in the current year period. Our effective income tax rate was 31.5% for the first quarter of 2004 compared with 34.0% for the prior year period. Businesses with lower statutory income tax rates represented a greater proportion of operating profit in the current year period.

Net income:                       2004            2003         % Change
                                  ----            ----         --------
                                $  5.1          $  2.9            76%

      Net income improved commensurate with the increase in operating profit over the 2003 first quarter. Net margin was 5.0% in the current period compared with 3.7% for the first quarter of 2003. The increase followed the increase in operating profit and the lower effective income tax rate reported in the 2004 period.

Diluted earnings per share:       2004            2003         % Change
                                  ----            ----         --------
                                $ 0.16          $ 0.10            60%

      Earnings from acquired businesses, favorable foreign currency exchange rates and a lower effective income tax rate each accounted for $0.01 per share of the increase over the first quarter of 2003. Weighted average common and common equivalent shares outstanding increased by 4% over the 2003 quarter, which depressed earnings by $0.01 per share in the 2004 period. Stock option exercises by employees throughout 2003 resulted in higher weighted average shares outstanding during the first quarter of the current reporting period. The remaining $0.04 per share improvement over 2003 was attributed to organic growth.

      Following is a review of operating results for each of our segments:

      Segment Analysis

------------------------------------------------------------------------------------------------------------------------------------
                        Minerals                                               Three Months Ended March 31,

                                                     -------------------------------------------------------------------------------
                                                                2004                        2003                 2004 vs. 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
  Product sales                                      $59,117           92.3%      $46,061           91.8%
  Shipping revenue                                     4,938            7.7%        4,116            8.2%
                                                     -------          -----       -------          -----
  Net sales                                           64,055          100.0%       50,177          100.0%      13,878          27.7%
                                                     -------          -----       -------          -----
  Cost of sales - product                             46,514           72.6%       36,611           73.0%
  Cost of sales - shipping                             4,938            7.7%        4,116            8.2%
                                                     -------          -----       -------          -----
  Cost of sales                                       51,452           80.3%       40,727           81.2%
                                                     -------          -----       -------          -----
    Gross profit                                      12,603           19.7%        9,450           18.8%       3,153          33.4%
  General, selling and
    administrative expenses                            5,168            8.1%        4,533            9.0%         635          14.0%
                                                     -------          -----       -------          -----       ------
    Operating profit                                   7,435           11.6%        4,917            9.8%       2,518          51.2%
------------------------------------------------------------------------------------------------------------------------------------

      Acquired businesses and favorable foreign currency exchange rates accounted for 7% and 16%, respectively, of the increase in net sales. Organic sales growth was primarily attributed to the metalcasting business. We experienced higher shipments in all regions. Pet products sales were comparable with those of the first quarter of 2003. Specialty minerals experienced sales increases in the detergent, health and beauty, and the oil well drilling business units.

      Higher sales contributed to the increase in gross profit over the first quarter of 2003. Gross margin expanded by 90 basis points aided by lower unit manufacturing costs in the metalcasting and specialty minerals businesses. Raw material and transportation costs were comparable to the prior year period.

      General, selling and administrative expenses increased primarily due to higher compensation and benefit costs. Higher foreign currency exchange rates also caused the increase over the prior year quarter.

      Operating profit improved over the first quarter of 2003 due to the increase in sales and gross profit. Operating margin increased by 180 basis points due to the expansion in gross margin and a lower rate of increase in general, selling and administrative expenses.

------------------------------------------------------------------------------------------------------------------------------------
                      Environmental                                             Three Months Ended March 31,
                                                      ------------------------------------------------------------------------------
                                                                2004                         2003                 2004 vs. 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
  Product sales                                       $30,067           94.6%      $21,953           93.5%
  Shipping revenue                                      1,700            5.4%        1,536            6.5%
                                                      -------          -----       -------          -----
  Net sales                                            31,767          100.0%       23,489          100.0%      8,278          35.2%
                                                      -------          -----       -------          -----
  Cost of sales - product                              19,171           60.3%       13,757           58.6%
  Cost of sales - shipping                              1,700            5.4%        1,536            6.5%
                                                      -------          -----       -------          -----
  Cost of sales                                        20,871           65.7%       15,293           65.1%
                                                      -------          -----       -------          -----
    Gross profit                                       10,896           34.3%        8,196           34.9%      2,700          32.9%
  General, selling and
      administrative expenses                           7,817           24.6%        5,813           24.7%      2,004          34.5%
                                                      -------          -----       -------          -----       -----
    Operating profit                                    3,079            9.7%        2,383           10.1%        696          29.2%
------------------------------------------------------------------------------------------------------------------------------------

      Approximately 51% of the increase in net sales was attributed to businesses acquired since the second quarter of 2003. Favorable currency exchange rates accounted for another 21% of the increase. Lining technologies product sales grew primarily due to a European lining business acquired as of January 2004. Water treatment revenues grew as a result of an acquisition of an oilfield service business completed in January 2004. Building materials revenues improved over the first quarter of 2003 due to growth in European markets.

      Gross profit grew with the improvement in sales over the first quarter of 2003, however, gross margin declined by 60 basis points. Lining technologies gross margin was depressed by higher unit production costs associated with the European operation acquired in the first quarter of 2004. Higher unit production costs at the domestic building materials business unit also caused the decline in gross margin.

      General, selling and administrative expenses increased primarily due to higher personnel levels and compensation costs. The personnel increase was associated with acquisitions completed since the second quarter of 2003. Higher foreign currency exchange rates also contributed to the increase over 2003.

      Operating margin declined by 40 basis points. This was caused primarily by the decline in gross margin described above.

------------------------------------------------------------------------------------------------------------------------------------
                    Transportation                                                 Three Months Ended March 31,
                                                          --------------------------------------------------------------------------
                                                                    2004                       2003                 2004 vs.2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
  Net sales                                               $9,332          100.0%      $8,797          100.0%      $535          6.1%
  Cost of sales                                            8,295           88.9%       7,819           88.9%
                                                          ------          -----       ------          -----
    Gross profit                                           1,037           11.1%         978           11.1%        59          6.0%
  General, selling and
    administrative expenses                                  651            7.0%         602            6.8%        49          8.1%
                                                          ------          -----       ------          -----       ----
    Operating profit                                         386            4.1%         376            4.3%        10          2.7%
------------------------------------------------------------------------------------------------------------------------------------

      Net sales improved due to higher traffic levels. Higher intersegment revenues accounted for the majority of the increase. General, selling and administrative expenses increased due to higher personnel levels.

------------------------------------------------------------------------------------------------------------------------------------
                             Corporate                                                   Three Months Ended March 31,
                                                                    ----------------------------------------------------------------
                                                                      2004                2003                 2004 vs. 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
  Intersegment shipping sales                                       $(3,187)            $(2,996)
  Intersegment shipping costs                                        (3,187)             (2,996)
                                                                    -------             -------
    Gross profit                                                         --                  --
  Corporate general, selling
    and administrative expenses                                       2,746               2,318              428               18.5%
  Nanocomposite business
    development expenses                                                914               1,028             (114)             -11.1%
                                                                                        -------             ----
  Operating loss                                                     (3,660)             (3,346)            (314)               9.4%
------------------------------------------------------------------------------------------------------------------------------------

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

      Corporate expenses increased primarily due to higher compensation and benefit costs. Stock-based compensation, which has been reflected as an expense since January 2003, was the largest component of the increase.

      Nanocomposite expenses declined from the first quarter of 2003 due to lower spending on activities that are now funded by our alliance partners. The business has alliance agreements with Mitsubishi Gas Chemical Company and Poly One Corporation that focus on developing certain markets for nanocomposites. Revenue from these alliances was immaterial in the first quarter of 2004.

Liquidity and capital resources (in millions):

--------------------------------------------------------------------------------
                   Cash Flows                       Three Months Ended March 31,
                                                    ----------------------------
                                                          2004       2003
--------------------------------------------------------------------------------
  Net cash used in operating activities                 $  (3.2)    $ (4.7)
  Net cash used in investing activities                 $ (15.7)    $ (3.4)
  Net cash provided by financing activities             $  15.4     $  3.5
--------------------------------------------------------------------------------

      Cash flows used in operating activities in the first quarter of 2004 improved over the prior year as a result of higher net income. Historically, cash flows from operations have increased over the course of the fiscal year and we anticipate this pattern to continue in 2004.

      Cash flows used in investing activities increased primarily due to acquisitions completed in the first quarter of 2004. We acquired the shares of Lafayette Well Testing, Inc. on January 7, 2004, and Linteco Geotechnische Systeme GmbH on March 5, 2004. Under the terms of the Linteco purchase agreement we reported the operating results of the business from January 1, 2004. Capital expenditures totaled $3.2 million in the first quarter of 2004 compared with $3.5 million in the prior year period. Average capital expenditures have been $16 million over the last two years. We anticipate the 2004 capital expenditures to be in the range of $16 million to $19 million.

      Cash flows provided by financing activities increased due to debt funding for acquisitions completed in the first quarter of 2004. We used our revolving credit facility to finance the acquisitions. Additionally, we assumed approximately $4.1 million of funded debt as part of the consideration for the Linteco acquisition. Dividends paid in the first quarter of 2004 were $2.0 million compared with $0.8 million in the prior year period. We increased our quarterly dividend to $0.07 from $0.03 per share in last year's first quarter.

--------------------------------------------------------------------------------
             Financial Position                        Three Months Ended
                                                  ------------------------------
                                                    March 31,     December 31,
                                                  ------------------------------
                                                      2004           2003
--------------------------------------------------------------------------------
  Working capital                                   $  106.5       $   91.9
  Intangible assets                                 $   16.9       $    7.0
  Total assets                                      $  291.9       $  258.8

  Long-term debt                                    $   29.7       $    9.0
  Other long-term obligations                       $   19.4       $   18.5
  Stockholder's equity                              $  189.8       $  184.9
--------------------------------------------------------------------------------

      Working capital at March 31, 2004, increased from December 31, 2003, primarily due to the acquisitions completed in the first quarter of 2004 and strong sales reported in the period. The current ratio at March 31, 2004, and December 31, 2003, was 3.0-to-1.

      Intangible assets primarily represent goodwill associated with acquisitions. The amount increased from December 31, 2003 as a result of preparing the purchase price allocation for acquisitions closed in the first quarter. The purchase price allocations are subject to change since certain assets and liabilities assumed with the acquisitions require further analysis to determine their fair values. Consequently, intangible asset values may change as well.

      Long-term debt increased to 14.1% of total capitalization at March 31, 2004, compared with 5.1% at December 31, 2003. The increase in debt levels was principally attributed to funding of acquisitions completed in the first quarter. We have a $100 million revolving credit facility with a consortium of U.S. banks that matures on October 31, 2006. At March 31, 2004, we had approximately $80 million of borrowing capacity remaining from the credit facility. The credit facility stipulates that we must comply with a number of financial covenants. We are in compliance with those covenants at March 31, 2004.

      Other long-term obligations primarily represent liabilities associated with our qualified and supplemental retirement plans and deferred income taxes.

      We believe future cash flows from operations combined with borrowing capacity from our revolving credit facility will be adequate to fund capital expenditures and other investments approved by the board of directors.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      There have been no material changes in the Company's market risk during the three months ended March 31, 2004. See disclosures as of December 31, 2003 in the Company's Annual Report on Form 10-K, Item 7A.

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

                           PART II - OTHER INFORMATION

Item 2e: Company Repurchases of Company Stock

------------------------------------------------------------------------------------------------------------------------------------
                                                            Total Number of                                     Maximum Value of
                                                           Shares Repurchased            Average             Shares that May Yet Be
                                                          as Part of the Stock          Price Paid            Repurchased Under the
                                                           Repurchase Program*           Per Share                   Program
------------------------------------------------------------------------------------------------------------------------------------
  January 1, 2004 - January 31, 2004                                                   $          --               $3,704,133
  February 1, 2004 - February 29, 2004                              --                 $          --               $3,704,133
  March 1, 2004 - March 31, 2004                                12,400                 $       15.83               $3,507,839
                                                               -------                 -------------               ----------
  Total                                                         12,400                 $       15.83               $3,507,839
                                                               =======                 =============               ==========
------------------------------------------------------------------------------------------------------------------------------------

* On May 16, 2002, the Board of Directors authorized a program to repurchase up to $10 million of the Company's outstanding stock. No other repurchase programs expired or existed during the first quarter ended March 31, 2004.

Item 6: Exhibits and Reports on Form 8-K

      (a)   See Index to Exhibits immediately following the signature page.

      (b) A current report on Form 8-K was filed on April 19, 2004, furnishing a press release disclosing the Company's operating results for the first quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMCOL INTERNATIONAL CORPORATION

Date:      May 7, 2004                /s/ Lawrence E. Washow
------------------------              ------------------------------------------
                                      Lawrence E. Washow
                                      President and Chief Executive Officer

Date:      May 7, 2004                /s/ Gary L. Castagna
------------------------              ------------------------------------------
                                      Gary L. Castagna

                                      Senior Vice President and Chief Financial
                                        Officer and Principal Accounting Officer

                                 CERTIFICATIONS

05/07/04                                                   Lawrence E. Washow
05/07/04                                                    Gary L. Castagna

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