Form 10-Q
period 2004-06-30
AMCOL INTERNATIONAL CORP
filed 2004-08-09
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

( x )             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004
                              -------------------------------------------------

                                       or

(   )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to  _______________________

Commission file number              0-15661

                        AMCOL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   36-0724340
   --------------------------------                 ---------------------
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

Yes _x_              No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

Yes_x_               No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 21, 2004
------------------------------                      ----------------------------
(Common stock, $.01 par value)                           29,269,176 Shares

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information

 Item 1   Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 2004 and December 31, 2003                                 1

          Condensed Consolidated Statements of Operations -
          three and six months ended June 30, 2004 and 2003                   2

          Condensed Consolidated Statements of Comprehensive Income -
          three and six months ended June 30, 2004 and 2003                   2

          Condensed Consolidated Statements of Cash Flows -
          three and six months ended June 30, 2004 and 2003                   3

          Notes to Condensed Consolidated Financial Statements                4

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9

 Item 3   Quantitative and Qualitative Disclosures About Market Risk         18

 Item 4   Controls and Procedures                                            18

Part II - Other Information

 Item 2e  Company Repurchases of Company Stock                               19

 Item 6   Exhibits and Reports on Form 8-K                                   19

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

--------------------------------------------------------------------------------
                                       ASSETS          June 30,     December 31,
                                                          2004          2003
                                                       (unaudited)        *
--------------------------------------------------------------------------------
Current assets:

   Cash                                                    $ 15,993     $ 13,525
   Accounts receivable, net                                  86,642       60,997
   Inventories                                               51,966       46,182
   Prepaid expenses                                           9,267        5,858
   Current deferred tax assets                                5,229        3,289
   Income taxes receivable                                     --          8,445
                                                           --------     --------
       Total current assets                                 169,097      138,296
                                                           --------     --------

Investment in and advances to joint ventures                 13,432       13,068
                                                           --------     --------

Property, plant, equipment, and
   mineral rights and reserves:

   Land and mineral rights                                   10,460       10,275
   Depreciable assets                                       234,345      226,221
                                                           --------     --------
                                                            244,805      236,496
   Less: accumulated depreciation                           157,459      149,500
                                                           --------     --------
                                                             87,346       86,996
                                                           --------     --------
Other assets:

   Goodwill                                                  16,339        5,633
   Intangible assets, net                                     1,421        1,345
   Other assets                                               9,294        8,649
   Deferred tax assets                                        4,721        4,790
                                                           --------     --------
                                                             31,775       20,417
                                                           --------     --------
                                                           $301,650     $258,777
                                                           ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                         2004          2003
                                                      (unaudited)        *
--------------------------------------------------------------------------------
Current liabilities:

   Notes payable                                           $    125     $    844
   Accounts payable                                          25,287       20,365
   Income tax payable                                         3,355         --
   Accrued liabilities                                       29,306       25,162
                                                           --------     --------
      Total current liabilities                              58,073       46,371
                                                           --------     --------

Long-term debt                                               31,331        9,006
                                                           --------     --------

Minority interests in subsidiaries                              117          116
Other liabilities                                            19,787       18,386
                                                           --------     --------
                                                             19,904       18,502
                                                           --------     --------
Stockholders' equity:

   Common stock                                                 320          320
   Additional paid in capital                                68,403       67,513
   Retained earnings                                        134,359      125,627
   Accumulated other comprehensive income                     7,759        8,372
                                                           --------     --------
                                                            210,841      201,832
Less:

   Treasury stock                                            18,499       16,934
                                                           --------     --------
                                                            192,342      184,898
                                                           --------     --------
                                                           $301,650     $258,777
                                                           ========     ========
*Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

------------------------------------------------------------------------------------------------------------
                                                      Six Months Ended               Three Months Ended
                                                          June 30,                       June 30,
                                                 -----------------------------------------------------------
                                                    2004            2003           2004             2003
------------------------------------------------------------------------------------------------------------
Net sales                                      $    218,995    $    172,720    $    117,028    $     93,253
Cost of sales                                       165,511         130,900          88,080          70,057
                                               ------------    ------------    ------------    ------------
   Gross profit                                      53,484          41,820          28,948          23,196
General, selling and administrative expenses         35,143          29,223          17,847          14,929
                                               ------------    ------------    ------------    ------------
   Operating profit                                  18,341          12,597          11,101           8,267
                                               ------------    ------------    ------------    ------------
Other income (expense):

   Interest expense, net                               (390)           (202)           (311)           (122)
   Other, net                                            82             162              39             130
                                               ------------    ------------    ------------    ------------
                                                       (308)            (40)           (272)              8
                                               ------------    ------------    ------------    ------------
Income before income taxes and equity                18,033          12,557          10,829           8,275
   in income of joint ventures
Income tax expense                                    5,679           4,269           3,410           2,814
                                               ------------    ------------    ------------    ------------
   Income before equity in income of                 12,354           8,288           7,419           5,461
      joint ventures
Income from joint ventures                              469             349             321             246
                                               ------------    ------------    ------------    ------------
Net income                                     $     12,823    $      8,637    $      7,740    $      5,707
                                               ============    ============    ============    ============

Weighted average common shares outstanding       29,091,621      28,051,675      29,090,587      28,108,456
                                               ============    ============    ============    ============
Weighted average common and common
    equivalent shares outstanding                30,859,545      29,745,805      30,835,691      29,896,941
                                               ============    ============    ============    ============
Basic earnings per share                       $       0.44    $       0.30    $       0.27    $       0.20
                                               ============    ============    ============    ============
Diluted earnings per share                     $       0.42    $       0.29    $       0.25    $       0.19
                                               ============    ============    ============    ============
Dividends declared per share                   $       0.14    $       0.07    $       0.07    $       0.04
                                               ============    ============    ============    ============

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

-----------------------------------------------------------------------------------------------------------
                                                    Six Months Ended                Three Months Ended
                                                         June 30,                         June 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004             2003
                                               ----------------------------    ----------------------------
Net income                                     $     12,823    $      8,637    $      7,740    $      5,707
Other comprehensive income (loss):
   Reclassification of prior service cost              (410)             --            (410)             --
   Foreign currency translation adjustment             (204)          2,286          (1,545)          3,832
                                               ------------    ------------    ------------    ------------
Comprehensive income                           $     12,209    $     10,923    $      5,785    $      9,539
                                               ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------
                                                            Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                           2004         2003
-------------------------------------------------------------------------------
Cash flow from operating activities:

Net income                                                $ 12,823    $  8,637
Adjustments to reconcile from net
   income to net cash
   used in operating activities:
     Depreciation, depletion, and amortization               9,398       8,756
     Changes in assets and liabilities, net of
       effects of acquisitions:
        Increase in current assets                         (20,568)    (17,221)
        Decrease (increase) in noncurrent assets            (1,511)         35
        Increase in current liabilities                      8,371       1,353
        Increase in noncurrent liabilities                   1,135         240
        Other                                                1,515        (153)
                                                          --------    --------
        Net cash provided by operating activities           11,163       1,647
                                                          --------    --------
Cash flow from investing activities:

   Acquisition of land, mineral rights,
     and depreciable assets                                 (7,446)     (6,323)
   Acquisitions, net of cash acquired                      (13,335)       --
   Other                                                     1,629        (978)
                                                          --------    --------
        Net cash used in investing activities              (19,152)     (7,301)
                                                          --------    --------
Cash flow from financing activities:

   Net change in outstanding debt                           17,651       4,043
   Proceeds from sales of treasury stock                       746       1,085
   Purchases of treasury stock                              (2,879)     (1,593)
   Dividends paid                                           (4,091)     (1,965)
                                                          --------    --------
        Net cash provided by financing activities           11,427       1,570
                                                          --------    --------
Effect of foreign currency rate changes on cash               (970)      1,597
                                                          --------    --------
Net (increase) in cash and cash equivalents                  2,468      (2,487)
                                                          --------    --------
Cash and cash equivalents at beginning of period            13,525      15,597
                                                          --------    --------
Cash and cash equivalents at end of period                $ 15,993    $ 13,110
                                                          ========    ========
Supplemental disclosures of cash flow information:
Cash paid for:
   Interest                                               $    186    $    252
                                                          ========    ========
   Income taxes                                           $  3,022    $  2,180
                                                          ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

Note 1: BASIS OF PRESENTATION

      The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2003, is unaudited. The condensed consolidated balance sheet as of December 31, 2003 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003, and the financial position of the Company as of June 30, 2004, and all such adjustments are of a normal recurring nature. Management recommends that the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K, which accompanies the 2003 Corporate Report.

      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full years.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 as of January 1, 2003, and determined that no material adjustments were required to the amounts previously recorded. At June 30, 2004, the Company's recorded reclamation obligation was $5,142. During the quarter ended June 30, 2004, the obligation was reduced by $240 due to payments made in relation to normal mining activities offset by accretion and recognition of additional obligations resulting from normal mining activities.

Note 2: INVENTORIES

      Inventories at June 30, 2004 have been valued using the same methods as at December 31, 2003. The composition of inventories at June 30, 2004 and December 31, 2003 was as follows:

--------------------------------------------------------------------------------
                                                      June 30,    December 31,
                                                        2004         2003
--------------------------------------------------------------------------------
Advance mining                                        $ 2,383      $ 2,605
Crude stockpile inventories                            15,313       14,410
In-process inventories                                 18,726       14,190
Other raw material, container,
   and supplies inventories                            15,544       14,977
                                                      -------      -------
                                                      $51,966      $46,182
                                                      =======      =======

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

Note 3:  EARNINGS PER SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period. For the quarter ended June 30, 2004, the exercise price of 294,650 outstanding stock options was above the average market price, and therefore these options were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2004, the exercise price of all the outstanding stock options was below the average market price and therefore the impact of these options was included in the computation of diluted earnings per share.

----------------------------------------------------------------------------------------------------
                                                      Six Months Ended        Three Months Ended
                                                         June 30,                    June 30,
                                                   -------------------------------------------------
                                                      2004         2003         2004         2003
----------------------------------------------------------------------------------------------------
Weighted average of common shares outstanding       29,091,621   28,051,675   29,090,587   28,108,456
Dilutive impact of stock options                    1,767,924    1,694,130    1,745,104    1,788,485
Weighted average of common and common equivalent
  shares for the period                            30,859,545   29,745,805   30,835,691   29,896,941
                                                   ==========   ==========   ==========   ==========
Common shares outstanding                          29,203,355   28,262,630   29,203,355   28,262,630
                                                   ==========   ==========   ==========   ==========

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

      The following summaries set forth certain financial information by business segment for the six and three months ended June 30, 2004 and 2003 and as of June 30, 2004 and December 31, 2003.

-------------------------------------------------------------------------------
                                Six Months Ended     Three Months Ended
                                     June 30,              June 30,
                           -----------------------------------------------------
                                2004          2003        2004        2003
--------------------------------------------------------------------------------
Business Segment:
Revenues:

  Minerals                   $ 130,472    $ 103,719    $  66,417    $  53,542
  Environmental                 76,517       57,402       44,750       33,913
  Transportation                19,390       18,187       10,058        9,390
  Intersegment shipping         (7,384)      (6,588)      (4,197)      (3,592)
                             ---------    ---------    ---------    ---------
     Total                   $ 218,995    $ 172,720    $ 117,028    $  93,253
                             =========    =========    =========    =========

Operating profit (loss):

  Minerals                   $  15,673    $  10,799    $   8,238    $   5,882
  Environmental                  9,231        7,704        6,152        5,321
  Transportation                   837          775          451          399
  Corporate                     (7,400)      (6,681)      (3,740)      (3,335)
                             ---------    ---------    ---------    ---------
     Total                   $  18,341    $  12,597    $  11,101    $   8,267
                             =========    =========    =========    =========

                            June 30,      Dec. 31,
                              2004         2003
                        --------------------------
Assets:

   Minerals                 $155,067     $144,973
   Environmental             119,563       82,453
   Transportation              2,243        1,891
   Corporate                  24,777       29,460
                            --------     --------
      Total                 $301,650     $258,777
                            ========     ========


      At June 30, 2004 and December 31, 2003, goodwill for the minerals segment was $5,024 and $5,394; and for the environmental segment was $11,315 and $239. The purchase price allocation of acquisitions made within the past 12 months have not been finalized as management is in the process of determining the fair values of the assets acquired and liabilities assumed.

Note 5:  STOCK OPTION PLANS

      Prior to 2003, the Company accounted for its fixed plan stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and elected to apply those provisions prospectively, in accordance with SFAS No.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

148, Accounting for Stock-Based Compensation-amendment to SFAS 123, to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Results for prior years have not been restated.

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

------------------------------------------------------------------------------------------------
                                                Six Months Ended     Three Months Ended March 31,
                                                    June 30,                  June 30,
                                            ----------------------------------------------------
                                               2004           2003         2004         2003
------------------------------------------------------------------------------------------------
Net income, as reported                     $   12,823    $    8,637    $    7,740    $    5,707
Add: Stock-based employee compensation
       expense included in reported net
       income, net of related tax effects          635           132           303            66
Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method
         for all awards, net of related
         tax effects                              (784)         (414)         (378)         (207)
                                            ----------    ----------    ----------    ----------
Pro forma net income                        $   12,674    $    8,355    $    7,665    $    5,566
                                            ==========    ==========    ==========    ==========

Earnings per share:

Basic - as reported                         $     0.44    $     0.30    $     0.27    $     0.20
Basic - pro forma                           $     0.44    $     0.30    $     0.26    $     0.20

Diluted - as reported                       $     0.42    $     0.29    $     0.25    $     0.19
Diluted - pro forma                         $     0.41    $     0.28    $     0.25    $     0.19


Note 6: COMPONENTS OF PENSION AND OTHER RETIREMENT BENEFIT COST

--------------------------------------------------------------------------------
                                                 Six Months      Three Months
                                                    Ended           Ended
                                                   June 30,        June 30,
                                               ---------------------------------
                                                2004     2003    2004      2003
--------------------------------------------------------------------------------
Service cost                                   $ 724    $ 664    $ 362    $ 332
Interest cost                                    914      876      457      438
Expected return on plan assets                  (968)    (788)    (484)    (394)
Amortization of transition
   (asset) obligation                            (68)     (68)     (34)     (34)
Amortization of prior service cost                14       14        7        7
Amortization of net (gain) loss                 --         34     --         17
                                               -----    -----    -----    -----
Net periodic benefit cost                      $ 616    $ 732    $ 308    $ 366
                                               =====    =====    =====    =====

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

Employer Contributions

      The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1 million to its pension plan in 2004. As of June 30, 2004, that full contribution has been made.

Note 7: ACQUISITIONS

      The Company acquired all of the outstanding stock in two individually insignificant acquisitions during the period ended June 30, 2004. Net cash paid and notes payable assumed were $13,335. Goodwill was $11,307. These acquisitions, individually and in aggregate, did not materially affect the Company's operating results or financial position in the periods presented. The purchase price allocations of acquisitions made within the past 12 months have not been finalized as management is in the process of determining the fair values of the acquired assets and liabilities assumed.

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

Three months ended June 30, 2004 vs. June 30, 2003:

Results of operations (in millions):

Net sales:                           2004             2003            % Change
                                     ----             ----            --------
                                    $ 117.0          $ 93.3              25%

      Net  sales  from  businesses  acquired  since the  third  quarter  of 2003 accounted for 37% of the growth over the prior year period, while favorable foreign currency changes accounted for 11% of the increase in net sales. The remainder of the increase was due to organic growth. On an operating segment basis, minerals accounted for 54% of the increase in net sales while environmental contributed 46% of the growth.

Gross profit:                         2004             2003           % Change
                                      ----             ----           --------
                                    $ 28.9           $ 23.2              25%
                  Margin              24.7%            24.9%            N/A

      Gross profit improved over the second quarter of 2003 in conjunction with the increase in net sales. Gross margin declined by 20 basis points due to relatively lower gross profit earned from businesses acquired since the third quarter of 2003 that were reported in the environmental segment this period.

General, selling &
administration expenses              2004             2003            % Change
                                     ----             ----            --------
                                    $ 17.8           $ 14.9              20%

      Higher compensation and benefit costs accounted for the majority of the increase over the 2003 second quarter. We had higher employment levels compared with the prior year due to acquired businesses and staffing increases. Stock-based compensation costs accounted for $0.4 million of the increase over the prior year period. Research and development expenses were $1.4 million in the second quarter of 2004 compared with $1.2 million in last year's period.

Operating profit:                    2004             2003            % Change
                                     ----             ----            --------
                                   $ 11.1            $  8.3              34%
                  Margin              9.5%              8.9%            N/A

      Acquisitions and favorable foreign currency exchange rates accounted for 30% and 11%, respectively, of the increase in operating profit over the 2003 second quarter. Operating profit improved with the increase in gross profit and net sales. The 60 basis point improvement in operating margin reflected lower growth in operating expenses compared to gross profit gains over the prior year period.

Interest expense, net               2004              2003             % Change
                                    ----              ----             --------
                                   $  0.3            $  0.1              200%

      Interest expense in the current year period increased due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to acquisitions completed in the first quarter of 2004 and an increase in working capital funding over the course of the second quarter of this year.

Income taxes:                       2004               2003           % Change
                                    ----               ----           --------
                                   $  3.4            $  2.8              21%
         Effective tax rate          31.5%             34.0%            N/A

      Income tax expense increased due to higher earnings before taxes. Businesses with lower statutory income tax rates represented a greater proportion of pre-tax earnings in the current year period compared with the second quarter of 2003.

Net income:                          2004              2003            % Change
                                     ----              ----            --------
                                   $  7.7            $  5.7              35%
                  Margin              6.6%              6.1%            N/A

      Net income improved in conjunction with the increase in operating profit and the lower effective income tax rate in the 2004 quarter.

Diluted earnings per share:          2004              2003            % Change
                                     ----              ----            --------
                                    $ 0.25           $ 0.19               32%

      Earnings from acquired businesses, favorable foreign currency exchange rates and a lower effective income tax rate each accounted for $0.01 per share of the increase over the second quarter of 2003. Weighted average common and common equivalent shares outstanding increased by 3% over the 2003 quarter, which negatively impacted earnings per share by $0.01 in the 2004 period. Stock option exercises by employees throughout 2004 resulted in higher weighted average shares outstanding during the second quarter of the current reporting period. Organic sales and operating profit growth contributed the remaining $0.04 per share of the increase over the second quarter of 2003.

         Segment analysis:

      Following is a review of operating results for each of our four reporting segments:

----------------------------------------------------------------------------------------
         Minerals                                 Three Months Ended June 30,
                             -----------------------------------------------------------
                                     2004                2003             2004 vs. 2003
----------------------------------------------------------------------------------------
                                                (Dollars in Thousands)
----------------------------------------------------------------------------------------
Product sales                $60,325      90.8%   $47,842      89.4%
Shipping revenue               6,092       9.2%     5,700      10.6%
                             -------   -------    -------   -------
Net sales                     66,417     100.0%    53,542     100.0%    12,875      24.0%
                             -------   -------    -------   -------
Cost of sales - product       46,838      70.5%    37,345      69.7%
Cost of sales - shipping       6,092       9.2%     5,700      10.6%
                             -------   -------    -------   -------
Cost of sales                 52,930      79.7%    43,045      80.4%
                             -------   -------    -------   -------
   Gross profit               13,487      20.3%    10,497      19.6%     2,990      28.5%
General, selling and
   administrative expenses     5,249       7.9%     4,615       8.6%       634      13.7%
                             -------    -------   -------    -------   -------
Operating profit               8,238      12.4%     5,882      11.0%     2,356      40.1%

      Acquired businesses and favorable foreign currency exchange rates accounted for 13% and 11%, respectively, of the increase in net sales. Organic sales growth was primarily attributed to the metalcasting and specialty minerals businesses. Domestic metalcasting sales were positively impacted by higher demand from rail car producers as well as automotive component manufacturers. The metalcasting markets in the Asia/Pacific region also continued to benefit from strong demand from automotive and transportation equipment component manufacturers. Specialty minerals experienced higher demand from detergent producers while the health and beauty business continued to grow its customer base.

      Gross profit rose in conjunction with the increase in sales. Gross margin improved by 70 basis points over the prior year due to higher production volume and pricing in the metalcasting and specialty minerals business units.

      General, selling and administrative expenses increased primarily due to higher compensation and benefit costs. Higher foreign currency exchange rates also contributed to the increase over the prior year quarter.

      Operating profit improved over the second quarter of 2003 due to the increase in sales and gross profit. Operating margin increased by 140 basis points due to the expansion in gross margin and a lower rate of increase in general, selling and administrative expenses.

---------------------------------------------------------------------------------------
        Environmental                       Three Months Ended June 30,
                           ------------------------------------------------------------
                                 2004                 2003            2004 vs. 2003
---------------------------------------------------------------------------------------
                                        (Dollars in Thousands)
---------------------------------------------------------------------------------------
Product sales              $41,406      92.5%   $31,270      92.2%
Shipping revenue             3,344       7.5%     2,643       7.8%
                           -------   -------    -------   -------
Net sales                   44,750     100.0%    33,913     100.0%    10,837      32.0%
                           -------   -------    -------   -------
Cost of sales - product     27,057      60.5%    19,596      57.8%
Cost of sales - shipping     3,344       7.5%     2,643       7.8%
                           -------   -------    -------   -------
Cost of sales               30,401      67.9%    22,239      65.6%
                           -------   -------    -------   -------
   Gross profit             14,349      32.1%    11,674      34.4%     2,675      22.9%
General, selling and
   administrative expenses   8,197      18.3%     6,353      18.7%     1,844      29.0%
                           -------    -------   -------    -------   -------
   Operating profit          6,152      13.7%     5,321      15.7%       831      15.6%

      65% of the increase in net sales was attributed to businesses acquired since the third quarter of 2003. Favorable currency exchange rates accounted for another 12% of the increase. Lining technologies represented 49% of net sales for the period, while building materials and water treatment comprised 26% and 25% of net sales, respectively.

      Gross profit grew in conjunction with the increase in net sales, however, gross margin declined by 230 basis points from the second quarter of 2003. Acquired businesses earned relatively lower gross margins than existing businesses. Gross margins earned from existing businesses were comparable to second quarter of 2003.

      General, selling and administrative expenses increased primarily due to higher personnel levels and associated benefit costs. The personnel increase was primarily associated with acquisitions completed since the third quarter of 2003. Higher foreign currency exchange rates also contributed to the increase over 2003.

      Operating profit grew due to the increase in net sales and gross profit over the prior year period. Operating margins declined by 200 basis points. This was caused by the decline in gross margin described above.

---------------------------------------------------------------------------------------
      Transportation                          Three Months Ended June 30,
                          -------------------------------------------------------------
                                 2004                 2003            2004 vs. 2003
---------------------------------------------------------------------------------------
                                          (Dollars in Thousands)
---------------------------------------------------------------------------------------
Net sales                 $10,058     100.0%   $ 9,390     100.0%   $   668       7.1%
Cost of sales               8,946      88.9%     8,365      89.1%
                          -------   -------    -------   -------
   Gross profit             1,112      11.1%     1,025      10.9%        87       8.5%
General, selling and
   administrative expenses    661       6.6%       626       6.7%        35       5.6%
                          -------    -------   -------    -------   -------
Operating profit              451       4.5%       399       4.2%        52      13.0%

      Net sales improved due to higher traffic levels. Higher intersegment revenues accounted for the majority of the increase. Gross profit improved over the second quarter of 2003 by 20 basis points primarily due to higher pricing. General, selling and administrative expenses increased due to higher personnel levels.
-------------------------------------------------------------------------
          Corporate                     Three Months Ended June 30,
                              -------------------------------------------
                               2004       2003         2004 vs. 2003
-------------------------------------------------------------------------
                                      (Dollars in Thousands)
-------------------------------------------------------------------------
Intersegment shipping sales   $(4,197)   $(3,592)
Intersegment shipping costs    (4,197)    (3,592)
                              -------    -------
   Gross profit                  --         --
Corporate general, selling
   and administrative expenses  2,848      2,415        433       17.9%

Nanocomposite business
   development expenses           892        920        (28)     -3.0%
                              -------    -------    -------
Operating loss                 (3,740)    (3,335)      (405)      12.1%

      Intersegment shipping revenues and costs are related to billings from the transportation segment to the domestic minerals and environmental segments for services. These services are invoiced to the minerals and environmental segments at arms-length rates and those costs are subsequently charged to customers. Intersegment sales and costs reported above reflect the elimination of these transactions.

      Corporate   expenses   increased   primarily  due  to  higher  stock-based
compensation costs recorded in the current year. Corporate personnel levels and base compensation costs were comparable to the prior year period.

      Nanocomposite operating expenses declined from the first quarter of 2003 due to an increase in revenues and lower spending on activities that are now funded by our alliance partners. The business has alliance agreements with Mitsubishi Gas Chemical Company and Poly One Corporation that focus on developing certain markets for nanocomposites.

Six months ended June 30, 2004 vs. 2003

Results of operations (in millions):

Net sales:                           2004            2003            % Change
                                     ----            ----            --------
                                    $ 219.0         $172.7               27%

      Net sales from businesses acquired since the third quarter of 2003 accounted for 30% of the growth over the prior year period, while favorable foreign currency changes accounted for 14% of the increase in net sales. On an operating segment basis, minerals accounted for 58% of the increase in net sales while environmental contributed 41% of the growth. The remaining increase in net sales was contributed by the transportation segment.

Gross profit:                         2004             2003            % Change
                                      ----             ----            --------
                                    $ 53.5           $ 41.8                28%
                  Margin              24.4%            24.2%              N/A

      Gross profit improved over the first half of 2003 in conjunction with the increase in net sales. An increase in the minerals segment gross margin contributed to the 20 basis point improvement in consolidated results.

General, selling &
administration expenses              2004             2003            % Change
                                     ----             ----            --------
                                    $ 35.1           $ 29.2              20%

      Higher compensation and benefit costs accounted for the majority of the increase over the 2003 second quarter. We had higher personnel levels in the first half of 2004 due to acquisitions and an increase in research and development staff. Stock-based compensation costs accounted for $0.7 million of the increase over the prior year period. Research and development expenses were $2.8 million in the first half of 2004 compared with $2.6 million in last year's period.

Operating profit:                    2004             2003             % Change
                                     ----             ----             --------
                                    $ 18.3           $ 12.6              45%
                  Margin               8.4%             7.3%            N/A

      Acquisitions and favorable foreign currency exchange rates accounted for 23% and 13%, respectively, of the increase in operating profit over the 2003 six month period. Operating profit improved with the increase in gross profit and net sales. The operating margin improved by 110 basis points over the 2003 period due to higher growth in gross profit in comparison to the growth in operating expenses.

Interest expense, net                 2004            2003             % Change
                                      ----            ----             --------
                                    $  0.4           $  0.2              100%

      Interest expense in the current year period increased due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to acquisitions completed in the first quarter of 2004 and an increase in working capital funding over the course of the second quarter of this year.

Income taxes:                         2004            2003             % Change
                                      ----            ----             --------
                                     $  5.7          $  4.3                33%
         Effective tax rate            31.5%           34.0%              N/A

      Income tax expense increased due to higher earnings before taxes. Businesses with lower statutory income tax rates represented a greater proportion of pre-tax earnings in the current year period compared with the 2003 six month period.

Net income:                           2004             2003            % Change
                                      ----             ----            --------
                                    $ 12.8           $  8.6                49%
                  Margin               5.9%             5.0%              N/A

      Net income improved in conjunction with the increase in operating profit and the lower effective income tax rate in the 2004 six month period.

Diluted earnings per share:           2004             2003            % Change
                                      ----             ----            --------
                                    $ 0.42           $ 0.29               45%

      Earnings from acquired businesses, favorable foreign currency exchange rates and a lower effective income tax rate accounted of $0.03, $0.02 and $0.01 per share, respectively, of the increase over the 2003 six month period. Weighted average common and common equivalent shares outstanding increased by 3.7% over the 2003 six month period, which negatively impacted earnings per share by $0.01 in the 2004 period. Stock option exercises by employees throughout 2004 resulted in higher weighted average shares outstanding during the second quarter of the current reporting period. Organic sales and operating profit growth contributed the remaining $0.08 per share of the increase over the 2003 six month period.

         Segment analysis:

      Following is a review of operating results for each of our four reporting segments:

--------------------------------------------------------------------------------------------
          Minerals                                    Six Months Ended June 30,
                           -----------------------------------------------------------------
                                    2004                    2003            2004 vs. 2003
--------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
--------------------------------------------------------------------------------------------
Product sales              $119,442       91.5%   $ 93,903       90.5%
Shipping revenue             11,030        8.5%      9,816        9.5%
                           --------   --------    --------   --------
Net sales                   130,472      100.0%    103,719      100.0%     26,753       25.8%
                           --------   --------    --------   --------
Cost of sales - product      93,352       71.5%     73,956       71.3%
Cost of sales - shipping     11,030        8.5%      9,816        9.5%
                           --------   --------    --------   --------
Cost of sales               104,382       80.0%     83,772       80.8%
                           --------   --------    --------   --------
   Gross profit              26,090       20.0%     19,947       19.2%      6,143       30.8%
General, selling and
   administrative expenses   10,417        8.0%      9,148        8.8%      1,269       13.9%
                           --------    --------   --------    --------   --------
Operating profit             15,673       12.0%     10,799       10.4%      4,874       45.1%


      Acquired businesses and favorable foreign currency exchange rates accounted for 10% and 13%, respectively, of the increase in net sales over the 2003 six month period. Metalcasting, pet products and specialty minerals represented 45%, 19% and 36%, respectively, of net sales for the 2004 six month period. Organic sales growth was primarily attributed to the metalcasting and specialty minerals businesses. Domestic metalcasting sales were positively impacted by higher demand from rail car producers as well as automotive component manufacturers. The metalcasting markets in the Asia/Pacific region also continued to benefit from strong demand from automotive and transportation equipment component manufacturers. Specialty minerals experienced higher demand from detergent producers while the health and beauty business continued to grow its sales volume.

      Gross profit rose in conjunction with the increase in sales. Gross margin improved by 80 basis points over the prior year period due to higher production volume and pricing in the metalcasting and specialty minerals business units.

      General, selling and administrative expenses increased primarily due to higher compensation and benefit costs. Higher foreign currency exchange rates also contributed to the increase over the prior year six-month period.

      Operating profit improved over the first six months of 2004 due to the increase in sales and gross profit. Operating margin increased by 160 basis points due to the expansion in gross margin and a lower rate of increase in general, selling and administrative expenses.

--------------------------------------------------------------------------------------
     Environmental                               Six Months Ended June 30,
                          ------------------------------------------------------------
                                   2004               2003            2004 vs. 2003
--------------------------------------------------------------------------------------
                                            (Dollars in Thousands)
--------------------------------------------------------------------------------------
Product sales              $71,473      93.4%   $53,223      92.7%
Shipping revenue             5,044       6.6%     4,179       7.3%
                           -------   -------    -------   -------
Net sales                   76,517     100.0%    57,402     100.0%    19,115      33.3%
                           -------   -------    -------   -------
Cost of sales - product     46,228      60.4%    33,353      58.1%
Cost of sales - shipping     5,044       6.6%     4,179       7.3%
                           -------   -------    -------   -------
Cost of sales               51,272      67.0%    37,532      65.4%
                           -------   -------    -------   -------
   Gross profit             25,245      33.0%    19,870      34.6%     5,375      27.1%
General, selling and
   administrative expenses  16,014      20.9%    12,166      21.2%     3,848      31.6%
                           -------    -------   -------    -------   -------
Operating profit             9,231      12.1%     7,704      13.4%     1,527      19.8%


      59% of the increase in net sales was attributed to businesses acquired since the third quarter of 2003. Favorable currency exchange rates accounted for another 16% of the increase. Lining technologies represented 49% of net sales for the period, while building materials and water treatment comprised 26% and 25% of net sales, respectively.

      Gross profit grew in conjunction with the increase in net sales, however, gross margin declined by 160 basis points in comparison with the 2003 six month period. Acquired businesses earned relatively lower gross margins than existing businesses. Gross margins earned from existing businesses were comparable to the 2003 six month period.

      General, selling and administrative expenses increased primarily due to higher personnel levels and associated benefit costs. The personnel increase was primarily attributed to acquired businesses since the third quarter of 2003.
Higher foreign currency exchange rates also contributed to the increase over 2003.

      Operating profit grew due to the increase in net sales and gross profit over the prior year period. Operating margin declined by 120 basis points. This was caused by the decline in gross margin described above.

--------------------------------------------------------------------------------------
       Transportation                          Six Months Ended June 30,
                          ------------------------------------------------------------
                                  2004               2003            2004 vs. 2003
--------------------------------------------------------------------------------------
                                            (Dollars in Thousands)
--------------------------------------------------------------------------------------
Net sales                 $19,390     100.0%   $18,187     100.0%   $ 1,203       6.6%
Cost of sales              17,241      88.9%    16,184      89.0%
                          -------   -------    -------   -------
   Gross profit             2,149      11.1%     2,003      11.0%       146       7.3%
General, selling and
   administrative expenses  1,312       6.8%     1,228       6.8%        84       6.8%
                          -------    -------   -------    -------   -------
Operating profit              837       4.3%       775       4.3%        62       8.0%

      Net sales improved due to higher traffic levels. Higher intersegment revenues accounted for the majority of the increase. Gross profit improved over the 2003 six month period by 10 basis points primarily due to higher pricing. General, selling and administrative expenses increased due to higher personnel levels.

--------------------------------------------------------------------------------
        Corporate                               Six Months Ended June 30,
                          ------------------------------------------------------
                                  2004          2003            2004 vs. 2003
--------------------------------------------------------------------------------
                                            (Dollars in Thousands)
--------------------------------------------------------------------------------
Intersegment shipping sales   $(7,384)       $(6,588)
Intersegment shipping costs    (7,384)        (6,588)
                              -------        -------
   Gross profit                   --              --
Corporate general, selling
   and administrative expenses  5,594          4,733           861       18.2%

Nanocomposite business
   development expenses         1,806          1,948           (142)     -7.3%
                              -------        -------        -------
Operating loss                 (7,400)        (6,681)          (719)      10.8%

      Intersegment shipping revenues and costs are related to billings from the transportation segment to the domestic minerals and environmental segments for services. These services are invoiced to the minerals and environmental segments at arms-length rates and those costs are subsequently charged to customers. Intersegment sales and costs reported above reflect the elimination of these transactions.

      Corporate   expenses   increased   primarily  due  to  higher  stock-based
compensation costs recorded in the current year period. Corporate personnel levels and base compensation costs were comparable to the prior year period.

      Nanocomposite operating expenses declined from the 2003 six month period due to an increase in revenues and lower spending on activities that are now funded by our alliance partners. The business has alliance agreements with Mitsubishi Gas Chemical Company and Poly One Corporation that focus on developing certain markets for nanocomposites.

Liquidity and capital resources (in millions):

--------------------------------------------------------------------------------
                 Cash Flows                                  Six Months Ended
                                                                 June 30,
                                                           ---------------------
                                                           2004          2003
--------------------------------------------------------------------------------
Net cash provided by operating activities                  $11.2        $ 1.6
Net cash used in investing activities                      $(19.2)      $(7.3)
Net cash provided by financing activities                  $11.4        $ 1.6

      Cash flows provided by operating activities improved over the 2003 period as a result of higher net income, which increased by $4.2 million. The improvement was also aided by lower growth in working capital in the current year period compared with the 2003 six month period. Historically, cash flows provided by operations have increased over the course of the fiscal year and we anticipate this pattern to continue in 2004.

      Cash flows used in investing activities increased primarily due to acquisitions completed in the first quarter of 2004. We acquired the shares of Lafayette Well Testing, Inc. on January 7, 2004, and Linteco Geotechnische Systeme GmbH on March 5, 2004. Capital expenditures totaled $7.4 million in the first half of 2004 compared with $6.3 million in the prior year period. We anticipate capital expenditures to increase over the remainder of 2004 due to investments in capacity expansion and productivity projects. Our estimate of the total 2004 capital expenditures is in the range of $20 million to $22 million.

      Cash flows provided by financing activities increased due to debt funding for acquisitions completed in the first half of 2004. We used our revolving credit facility to finance the acquisitions. Additionally, we assumed $4.1 million of funded debt as part of the consideration for the Linteco acquisition. Dividends paid in the first half of 2004 increased to $4.1 million from $2.0 million in the prior year period. We paid dividends of $0.14 per share in the first half of 2004 compared with $0.07 per share in the 2003 period. We purchased 183,400 shares of our common stock on the open market during the first half of 2004 for a total value of $2.9 million, or an average price per share of $15.70. All of the shares repurchased during the first half of 2004 were based on a board authorization made on May 16, 2002. The 2002 authorization expired during the second quarter of 2004. On May 13th 2004, the board of directors authorized funds to repurchase up to an additional $10 million of our common stock on the open market. We consider that such a use of our cash will enhance shareholder value. The entire $10 million remains available to repurchase common stock as of June 30, 2004. We purchased $1.6 million of our common stock in the open market during the first six months of 2003.

--------------------------------------------------------------------------------
        Financial Position                                 Six Months Ended
                                                   -----------------------------
                                                     June 30,     December 31,
                                                   -----------------------------
                                                       2004           2003
--------------------------------------------------------------------------------
Working capital                                      $  111.0       $  91.9
Intangible assets                                    $   17.8       $   7.0
Total assets                                         $  301.7       $ 258.8

Long-term debt                                       $   31.3       $   9.0
Other long-term obligations                          $   19.9       $  18.5
Stockholder's equity                                 $  192.3       $ 184.9

      Working capital at June 30, 2004 increased from December 31, 2003, primarily due to acquisitions completed in the first half of 2004 and strong sales reported in the period. The current ratio at June 30, 2004 and December 31, 2003 was 2.9-to-1 and 3.0-to-1, respectively.

      Intangible assets primarily represent goodwill associated with acquisitions. The amount increased from December 31, 2003 as a result of the purchase price allocation for acquisitions closed in the first quarter of 2004. The purchase price allocations may be subject to change since certain assets acquired and liabilities assumed with the acquisitions require further analysis to determine their fair values. Consequently, intangible asset values may change as well.

      Long-term debt increased to 14.0% of total capitalization at June 30, 2004, compared with 5.1% at December 31, 2003. The increase in debt levels was principally attributed to funding of acquisitions completed in the first quarter of 2004. We have a $100 million revolving credit facility with a consortium of U.S. banks that mature on October 31, 2006. At June 30, 2004, we had $83 million of borrowing capacity remaining under the credit facility. The credit facility stipulates that we must comply with a number of financial covenants. We are in compliance with those covenants at June 30, 2004.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      There have been no material changes in the Company's market risk during the three and six months ended June 30, 2004. See disclosures as of December 31, 2003 in the Company's Annual Report on Form 10-K, Item 7A.

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

      Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 2e: Company Repurchases of Company Stock

----------------------------------------------------------------------------------------------------------------
                                           Total Number of                                   Maximum Value of
                                         Shares Repurchased             Average           Shares that May Yet Be
                                        as Part of the Stock            Price Paid        Repurchased Under the
                                          Repurchase Program            Per Share                Program
----------------------------------------------------------------------------------------------------------------
January 1, 2004 - January 31, 2004
   Shares repurchased                                --               $      --               $ 3,704,133
February 1, 2004 - February 29, 2004
   Shares repurchased                                --               $      --               $ 3,704,133
March 1, 2004 - March 31, 2004
  Shares repurchased                               12,400             $     15.83             $ 3,507,839
April 1, 2004 - April 30, 2004
  Shares repurchased                                 --               $      --               $ 3,507,839
May 1, 2004 - May 31, 2004
  Shares repurchased                              171,000             $     15.69             $   825,448
  Expiration of unused authorization                                                          $      --
  New repurchase authorization                                                                $10,000,000
June 1, 2004 - June 30, 2004
  Shares repurchased                                 --               $      --               $10,000,000
                                              -----------             -----------             -----------
   Total                                          183,400             $     15.70             $10,000,000
                                              ===========             ===========             ===========

*On May 13, 2004, the Board of Directors authorized a program to repurchase up to $10 million of the Company's outstanding stock which will expire June 30, 2006. The repurchase program authorized on May 16, 2002 expired during the second quarter ended June 30, 2004.

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

                                        AMCOL INTERNATIONAL CORPORATION



Date:     August 6, 2004                /s/ Lawrence E. Washow
                                        -------------------------------------
                                        Lawrence E. Washow
                                        President and Chief Executive Officer

Date:     August 6, 2004                /s/ Gary L. Castagna
                                        --------------------------------------
                                        Gary L. Castagna
                                        Senior Vice President and Chief
                                        Financial Officer and Principal
                                        Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number
------
3.1 Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
3.2 Bylaws of the Company (10) 4 Article Four of the Company's Restated Certificate of Incorporation (5), as amended (16)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4 AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.10 AMCOL  International  Corporation 1993 Stock Plan, as amended and restated
      (10)
10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15), as amended (21) 10.26 Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison (22)*
10.27 Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)*
10.28 Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)*
10.29 Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)*
10.30 Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)*
10.31 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, Wells Fargo Bank, N.A., Bank of America N.A. and the Northern Trust Company dated October 31, 2003
      (23)
21    AMCOL International Corporation Subsidiary Listing
31.1  Certification    of   Chief   Executive    Officer    Pursuant   to   Rule
      13a-14(a)/15d-14(a)
31.2  Certification    of   Chief   Financial    Officer    Pursuant   to   Rule
      13a-14(a)/15d-14(a)
32    Certification of Periodic  Financial Report Pursuant to 18 U.S.C.  Section
      1350
------------------
(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(21) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(22) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2002.
(23) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2003.
(24) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2004.

*Management compensatory plan or arrangement