Form 10-Q
period 2004-09-30
AMCOL INTERNATIONAL CORP
filed 2004-11-08
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

(x)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004
                                       or
( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission file number 0-15661

                         AMCOL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            36-0724340
---------------------------------                            -------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

    1500 West Shure Drive, Suite 500, Arlington Heights, Illinois 60004-7803
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (847) 394-8730
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

Yes [x] No [_]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at October 31, 2004
------------------------------                   -------------------------------
(Common stock, $.01 par value)                          29,360,045 Shares

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I - Financial Information

      Item 1      Financial Statements
                  Condensed Consolidated Balance Sheets -
                  September 30, 2004 and December 31, 2003                 1

                  Condensed Consolidated Statements of Operations -
                  three and nine months ended September 30, 2004
                  and 2003                                                 2

                  Condensed Consolidated Statements of Comprehensive
                  Income - three and nine months ended September 30,
                  2004 and 2003                                            2

                  Condensed Consolidated Statements of Cash Flows -
                  nine months ended September 30, 2004 and 2003            3

                  Notes to Condensed Consolidated Financial Statements     4


      Item 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9

      Item 3      Quantitative and Qualitative Disclosures About
                  Market Risk                                             18

      Item 4      Controls and Procedures                                 18

Part II - Other Information

      Item 2e     Company Repurchases of Company Stock                    19

      Item 6      Exhibits and Reports on Form 8-K                        19

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                            ASSETS                       2004          2003
                                                      (unaudited)       *
--------------------------------------------------------------------------------
Current assets:
  Cash                                                  $ 12,860     $ 13,525
  Accounts receivable, net
  Inventories                                             55,299       46,182
  Prepaid expenses                                         9,855        5,858
  Current deferred tax assets                              5,529        3,289
  Income taxes receivable                                     --        8,445
                                                        --------     --------
     Total current assets                                174,709      138,296
                                                        --------     --------
Investment in and advances to joint ventures              14,871       13,068
                                                        --------     --------
Property, plant, equipment, and mineral
  rights and reserves:
  Land and mineral rights                                 10,585       10,275
  Depreciable assets                                     238,779      226,221
                                                        --------     --------
                                                         249,364      236,496
  Less: accumulated depreciation                         162,201      149,500
                                                        --------     --------
                                                          87,163       86,996
                                                        --------     --------
Other assets:
  Goodwill                                                16,744        5,633
  Intangible assets, net                                     957        1,345
  Other assets                                             8,930        8,649
  Deferred tax assets
                                                           4,729        4,790
                                                        --------     --------
                                                          31,360       20,417
                                                        --------     --------
                                                        $308,103     $258,777
                                                        ========     ========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY        2004           2003
                                                     (unaudited)        *
--------------------------------------------------------------------------------
Current liabilities:
  Notes payable                                       $     63       $    844
  Accounts payable                                      19,529         20,365
  Income tax payable                                     4,812             --
  Accrued liabilities                                   34,132         25,162
                                                      --------       --------
    Total current liabilities                           58,536         46,371
                                                      --------       --------

Long-term debt                                          29,766          9,006
                                                      --------       --------

Minority interests in subsidiaries                         123            116
Other liabilities                                       20,389         18,386
                                                      --------       --------
                                                        20,512         18,502
                                                      --------       --------
Stockholders' equity:
  Common stock                                             320            320
  Additional paid in capital                            68,067         67,513
  Retained earnings                                    140,036        125,627
  Accumulated other comprehensive income                 8,554          8,372
                                                      --------       --------
                                                       216,977        201,832
Less:
  Treasury stock                                        17,688         16,934
                                                      --------       --------
                                                       199,289        184,898
                                                      --------       --------
                                                      $308,103       $258,777
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

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended                     Three Months Ended
                                                                      September 30,                         September 30,
                                                             ---------------------------------     ---------------------------------
                                                                  2004               2003              2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $    340,535       $    272,186       $    121,540       $     99,466
Cost of sales                                                      257,013            205,001             91,502             74,101
                                                              ------------       ------------       ------------       ------------
  Gross profit                                                      83,522             67,185             30,038             25,365

General, selling and administrative expenses                        53,557             44,646             18,414             15,423
                                                              ------------       ------------       ------------       ------------
  Operating profit                                                  29,965             22,539             11,624              9,942
                                                              ------------       ------------       ------------       ------------
Other income (expense):
  Interest expense, net                                               (587)              (293)              (197)               (91)
  Other, net                                                           (69)               271               (151)               107
                                                              ------------       ------------       ------------       ------------
                                                                      (656)               (22)              (348)                16
                                                              ------------       ------------       ------------       ------------
  Income before income taxes and equity
    in income of joint ventures                                     29,309             22,517             11,276              9,958
Income tax expense                                                   8,974              7,656              3,295              3,387
                                                              ------------       ------------       ------------       ------------
  Income before equity in income of
    joint ventures                                                  20,335             14,861              7,981              6,571
Income from joint ventures                                             805                410                336                 61
                                                              ------------       ------------       ------------       ------------
Net income                                                    $     21,140       $     15,271       $      8,317       $      6,632
                                                              ============       ============       ============       ============

Weighted average common shares outstanding                      29,110,751         28,176,170         29,148,594         28,421,103
                                                              ============       ============       ============       ============

Weighted average common and common equivalent                   30,774,503         29,841,379         30,778,272         30,410,215
 shares outstanding                                           ============       ============       ============       ============

Basic earnings per share                                      $       0.73       $       0.54       $       0.29       $       0.23
                                                              ============       ============       ============       ============

Diluted earnings per share                                    $       0.69       $       0.51       $       0.27       $       0.22
                                                              ============       ============       ============       ============

Dividends declared per share                                  $       0.23       $       0.11       $       0.09       $       0.04
                                                              ============       ============       ============       ============
------------------------------------------------------------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

-------------------------------------------------------------------------------------
                                            Nine Months Ended     Three Months Ended
                                              September 30,          September 30,
                                          --------------------   -------------------
                                             2004        2003       2004       2003
-------------------------------------------------------------------------------------
Net income                                 $ 21,140    $ 15,271   $  8,317   $  6,632
  Other comprehensive income (loss):
  Reclassification of prior service cost       (410)         --         --         --
Foreign currency translation adjustment         592       2,779        795        497
                                           --------    --------   --------   --------
Comprehensive income                       $ 21,322    $ 18,050   $  9,112   $  7,129
                                           ========    ========   ========   ========
-------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------
                                                            Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                             2004        2003
--------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income                                               $ 21,140    $ 15,271
  Adjustments to reconcile from net income to net cash
  used in operating activities:
    Depreciation, depletion, and amortization                14,342      13,572
    Changes in assets and liabilities, net
      of effects of acquisitions:
      Decrease (increase) in current assets                 (29,001)    (23,590)
      Decrease (increase) in noncurrent assets               (1,466)       (992)
      Increase (decrease) in current liabilities              8,803      10,913
      Increase (decrease) in noncurrent liabilities           1,737         804
      Other                                                     914        (589)
                                                           --------    --------
      Net cash provided by operating activities              16,469      15,389
                                                           --------    --------
Cash flow from investing activities:
  Acquisition of land, mineral rights,
    and depreciable assets                                  (12,077)    (10,263)
  Acquisitions, net of cash acquired                        (13,335)     (2,957)
  Other                                                         878         797
                                                           --------    --------
      Net cash (used in) provided by investing activities   (24,534)    (12,423)
                                                           --------    --------
Cash flow from financing activities:
  Net increase (decrease) in outstanding debt                16,024      (4,067)
  Proceeds from sales of treasury stock                       1,222       1,794
  Purchases of treasury stock                                (2,879)     (1,593)
  Dividends paid                                             (6,731)     (3,107)
                                                           --------    --------
      Net cash provided by (used in) financing activities     7,636      (6,973)
                                                           --------    --------
Effect of foreign currency rate changes on cash                (236)      1,857
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents           (665)     (2,150)
                                                           --------    --------
Cash and cash equivalents at beginning of period             13,525      15,597
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 12,860    $ 13,447
                                                           ========    ========
Supplemental disclosures of cash flow information:
  Cash paid for:
  Interest                                                 $    645    $    306
                                                           ========    ========
  Income taxes                                             $  6,202    $  8,341
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

Note 1: BASIS OF PRESENTATION

      The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2003, is unaudited. The condensed consolidated balance sheet as of December 31, 2003 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 30, 2004 and 2003, and the financial position of the Company as of September 30, 2004, and all such adjustments are of a normal recurring nature. Management recommends that the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K, which accompanies the 2003 Corporate Report.

      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full years.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 as of January 1, 2003, and determined that no material adjustments were required to the amounts previously recorded. At September 30, 2004, the Company's recorded reclamation obligation was $5,255. During the quarter ended September 30, 2004, the obligation was increased by $113 due to payments made in relation to normal mining activities offset by accretion and recognition of additional obligations resulting from normal mining activities.

Note 2: INVENTORIES

      Inventories at September 30, 2004 have been valued using the same methods as at December 31, 2003. The composition of inventories at September 30, 2004 and December 31, 2003 was as follows:

--------------------------------------------------------------------------------
                                                    September 30,  December 31,
                                                        2004          2003
--------------------------------------------------------------------------------
Advance mining                                        $ 2,423       $ 2,605
Crude stockpile inventories                            16,083        14,410
In-process inventories                                 17,724        14,190
Other raw material, container, and
  supplies inventories                                 19,069        14,977
                                                      -------       -------
                                                      $55,299       $46,182
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

Note 3: EARNINGS PER SHARE

      Basic earnings per share were computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share were computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period. For both the quarter and nine months ended September 30, 2004, the exercise price of all the outstanding stock options was below the average market price and therefore the impact of these options was included in the computation of diluted earnings per share.

---------------------------------------------------------------------------------------------------
                                                      Nine Months Ended         Three Months Ended
                                                         September 30,             September 30,
                                                     -------------------       --------------------
                                                      2004         2003         2004         2003
---------------------------------------------------------------------------------------------------
Weighted average of common shares outstanding      29,110,751   28,176,170   29,148,594   28,421,103
Dilutive impact of stock options                    1,663,752    1,665,209    1,629,678    1,989,112
Weighted average of common and common equivalent
  shares for the period                            30,774,503   29,841,379   30,778,272   30,410,215
                                                   ==========   ==========   ==========   ==========
Common shares outstanding                          29,203,355   28,262,630   29,203,355   28,262,630
                                                   ==========   ==========   ==========   ==========
---------------------------------------------------------------------------------------------------

Note 4: BUSINESS SEGMENT INFORMATION

      The Company operates in two major industry segments: minerals and environmental. The Company also operates a transportation business. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services both to the Company's plants and outside customers.

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

      The following summaries set forth certain financial information by business segment for the nine and three months ended September 30, 2004 and 2003 and as of September 30, 2004 and December 31, 2003.

--------------------------------------------------------------------------------
                                  Nine Months Ended        Three Months Ended
                                    September 30,            September 30,
                             ------------------------  ------------------------
                                 2004        2003         2004         2003
                              ---------    ---------    ---------    ---------
Business Segment:
  Revenues:
      Minerals                $ 197,588    $ 158,930    $  67,116    $  55,211
      Environmental             124,288       95,669       47,771       38,267
      Transportation             30,369       28,554       10,979       10,367
      Intersegment shipping     (11,710)     (10,967)      (4,326)      (4,379)
                              ---------    ---------    ---------    ---------
           Total              $ 340,535    $ 272,186    $ 121,540    $  99,466
                              =========    =========    =========    =========

  Operating profit (loss):
      Minerals                $  23,771    $  16,854    $   8,098    $   6,055
      Environmental              16,195       14,875        6,964        7,171
      Transportation              1,360        1,252          523          477
      Corporate                 (11,361)     (10,442)      (3,961)      (3,761)
                              ---------    ---------    ---------    ---------
           Total              $  29,965    $  22,539    $  11,624    $   9,942
                              =========    =========    =========    =========

                                Sept. 30, 2004   Dec. 31, 2003
                               ================ ===============
Assets:
         Minerals                  $ 159,707      $ 144,973
         Environmental               124,436         82,453
         Transportation                1,947          1,891
         Corporate                    22,013         29,460
                                   ---------      ---------
            Total                  $ 308,103      $ 258,777
                                   =========      =========
--------------------------------------------------------------------------------

      At September 30, 2004 and December 31, 2003, goodwill for the minerals segment was $4,973 and $5,394; for the environmental segment, it was $11,771 and $239, respectively. The purchase price allocations of certain acquisitions have not been finalized as management is in the process of determining the fair values of the assets acquired and liabilities assumed.

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

------------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended         Three Months Ended
                                                                     September 30,               September 30,
                                                              --------------------------  ------------------------
                                                                  2004          2003          2004         2003
------------------------------------------------------------------------------------------------------------------
Net income, as reported                                        $   21,140    $   15,271    $   8,317    $   6,632
Add:Stock-based employee compensation expense included in
    reported in net income, net of related tax effects                936           215          299           66
Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                     (1,161)         (620)        (374)        (207)
                                                               ----------    ----------    ---------    ---------
Pro forma net income                                           $   20,915    $   14,866    $   8,242    $   6,491
                                                               ==========    ==========    =========    =========

Earnings per share:

Basic - as reported                                            $     0.73    $     0.54    $    0.29    $    0.23
Basic - pro forma                                              $     0.72    $     0.53    $    0.28    $    0.23

Diluted - as reported                                          $     0.69    $     0.51    $    0.27    $    0.22
Diluted - pro forma                                            $     0.68    $     0.50    $    0.27    $    0.21
------------------------------------------------------------------------------------------------------------------

Note 6: COMPONENTS OF PENSION AND OTHER RETIREMENT BENEFIT COST

--------------------------------------------------------------------------------
                                      Nine Months Ended     Three Months Ended
                                         September 30,         September 30,
                                    --------------------  ----------------------
                                       2004       2003       2004       2003
--------------------------------------------------------------------------------
Service cost                         $ 1,086    $   996    $   362    $   332
Interest cost                          1,371      1,314        457        438
Expected return on plan assets        (1,452)    (1,182)      (484)      (394)
Amortization of transition asset        (102)      (102)       (34)       (34)
Amortization of prior service cost        21         21          7          7
Amortization of net loss                  --         51         --         17
                                     -------    -------    -------    -------
Net periodic benefit cost            $   924    $ 1,098    $   308    $   366
                                     =======    =======    =======    =======
--------------------------------------------------------------------------------

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

Employer Contributions

      The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,000 to its pension plan in 2004. As of September 30, 2004, that full contribution has been made.

Note 7: ACQUISITIONS

      The Company acquired all of the outstanding stock in two acquisitions during the nine month period ended September 30, 2004. Net cash paid and notes payable assumed totaled $13,335. Goodwill associated with these acquisitions was $11,307. These acquisitions, individually and in the aggregate, did not materially affect the Company's operating results or financial position in the periods presented. The purchase price allocations of certain acquisitions have not been finalized as management is in the process of determining the fair values of the acquired assets and liabilities assumed.

            Item 2: AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

From time to time, certain statements we make, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation section, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth and levels of capital expenditures. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following: actual performance in our various markets; conditions in the metalcasting and construction industries; operating costs; competition; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operation, and require us to make estimates, complex judgments and assumptions, including with respect to events which are inherently uncertain. As a result, actual results could differ from these estimates. For more information on our critical accounting policies, one should also read our Annual Report on Form 10-K for the year ended December 31, 2003.

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements.

Three months ended September 30, 2004 vs. September 30, 2003:

Results of operations (in millions):

Net sales:                            2004             2003            % Change
                                    -------           ------           --------
                                    $ 121.5           $ 99.5              22%

      Net sales from businesses acquired since the fourth quarter of 2003 accounted for approximately 32% of the growth over the prior year period, while favorable foreign currency changes accounted for approximately 11% of the increase in net sales. On an operating segment basis, minerals accounted for approximately 54% of the increase in net sales while environmental contributed approximately 43% of the growth. Our transportation segment accounted for approximately 3% of the sales growth over the third quarter of 2003.

Gross profit:                        2004             2003             % Change
                                    ------           ------            --------
                                    $ 30.0           $ 25.4               18%
                  Margin              24.7%            25.5%              N/A

      Gross profit improved in the third quarter of 2003 in conjunction with the increase in net sales. Gross margin declined by 80 basis points due to relatively lower gross profit earned from businesses acquired since the fourth quarter of 2003 that were reported in the environmental segment this period.

General, selling &
 administration expenses:    2004             2003            % Change
                            ------           ------           --------
                            $ 18.4           $ 15.4              19%

      Higher compensation and benefit costs accounted for the majority of the increase over the 2003 third quarter. We had higher employment levels compared with the prior year due to acquired businesses and staffing increases. Stock-based compensation costs accounted for approximately $0.2 million of the increase over the prior year period. Research and development expenses were approximately $1.4 million in the third quarter of 2004 compared with $1.2 million in last year's period.

Operating profit:           2004             2003             % Change
                           ------          ------             --------
                           $ 11.6          $   9.9               17%
                  Margin      9.6%            10.0%              N/A

      Favorable foreign currency exchange rates accounted for 16% of the increase in operating profit over the 2003 third quarter. Acquisitions had an immaterial impact on operating profit in the current-year period. The remainder of the increase was generated by organic growth from the minerals segment. Operating margin declined by 40 basis points as a result of the immaterial contribution from environmental segment acquisitions.

Interest expense, net:                2004            2003             % Change
                                      ----           ------            --------
                                     $  0.2          $  0.1               100%

      Interest expense in the third quarter increased due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to acquisitions completed in the first quarter of 2004 and an increase in working capital funding in the third quarter of this year.

Income taxes:                         2004            2003             % Change
                                     ------          ------            --------
                                     $  3.3          $  3.4               -3%
         Effective tax rate            29.2%           34.0%              N/A

      Income tax expense declined due to a lower effective income tax rate. Businesses with lower statutory income tax rates represented a greater proportion of pre-tax earnings in the current year period compared with the third quarter of 2003.

Net income:                          2004             2003             % Change
                                    ------           ------            --------
                                    $  8.3           $  6.6              25%
                  Margin               6.8%             6.7%             N/A

      Net income improved in conjunction with the increase in operating profit and the lower effective income tax rate in the 2004 quarter. Net margin in the 2004 period increased despite the decline in operating margin due to a lower effective income tax rate and improvement in income from minority interests and joint ventures.

Diluted earnings per share:          2004             2003            % Change
                                    ------           ------           --------
                                    $ 0.27           $ 0.22              23%

      Organic sales and operating profit growth contributed $0.03 per share of the increase over the third quarter of 2003. A lower effective income tax rate accounted for $0.02 per share of the increase over the third quarter of 2003. Weighted average common and common equivalent shares outstanding increased by approximately 1% over the 2003 quarter. Stock option exercises by employees resulted in higher weighted average shares outstanding during the current reporting period.

      Segment analysis:

      Following is a review of operating results for each of our four reporting segments:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                       Minerals                                                      September 30,
                                                          -------------------------------------------------------------------
                                                                    2004                  2003               2004 vs. 2003
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------------------------
Product sales                                               $60,603      90.3%   $ 50,821       92.0%
Shipping revenue                                              6,513       9.7%      4,390        8.0%
                                                          ----------  ---------  ---------   ---------
Net sales                                                    67,116     100.0%     55,211      100.0%     11,905       21.6%
                                                          ----------  ---------  ---------   ---------
Cost of sales - product                                      46,694      69.6%     40,051       72.5%

Cost of sales - shipping                                      6,513       9.7%      4,390        8.0%
                                                          ----------  ---------  ---------   ---------
Cost of sales                                                53,207      79.3%     44,441       80.5%
                                                          ----------  ---------  ---------   ---------
  Gross profit                                               13,909      20.7%     10,770       19.5%      3,139       29.1%

General, selling andadministrative expenses                   5,811       8.7%      4,715        8.5%      1,096       23.2%
                                                          ----------  ---------  ---------   ---------  ---------
  Operating profit                                            8,098      12.1%      6,055       11.0%      2,043       33.7%
-----------------------------------------------------------------------------------------------------------------------------

      Approximately 80% of the segment's sales growth was organic with favorable foreign currency exchange rates accounting for the remainder. Organic sales growth was primarily attributed to the metalcasting and specialty minerals businesses. Domestic metalcasting sales were positively impacted by higher demand from rail car producers as well as automotive component manufacturers. The metalcasting markets in the Asia/Pacific region also continued to benefit from strong demand from automotive and transportation equipment component manufacturers.

      Gross profit rose in conjunction with the increase in sales. Gross margin improved by 120 basis points over the prior-year period due to increased production volume and increased pricing in the metalcasting and specialty minerals business units.

      General, selling and administrative costs increased primarily due to higher bad debt expenses associated with domestic metalcasting customers.

      Operating profit improved over the third quarter of 2003 due to the increase in sales and gross profit. Operating margin increased by 110 basis points due to the expansion in gross margin and a lower rate of increase in general, selling and administrative expenses.

----------------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                   Environmental                                    September 30,
                                              ------------------------------------------------------
                                                      2004               2003          2004 vs. 2003
----------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
----------------------------------------------------------------------------------------------------
Product sales                                  $44,210    92.5%   $35,064    91.6%
Shipping revenue                                 3,561     7.5%     3,203     8.4%
                                               -------   -----    -------   -----
Net sales                                       47,771   100.0%    38,267   100.0%   9,504     24.8%
                                               -------   -----    -------   -----
Cost of sales - product                         29,293    61.3%    21,593    56.4%

Cost of sales - shipping                         3,561     7.5%     3,203     8.4%
                                               -------   -----    -------   -----
Cost of sales                                   32,854    68.8%    24,796    64.8%
                                               -------   -----    -------   -----
  Gross profit                                  14,917    31.2%    13,471    35.2%   1,446     10.7%

General, selling and administrative expenses     7,953    16.6%     6,300    16.5%   1,653     26.2%
                                               -------   -----    -------   -----    -----
  Operating profit                               6,964    14.6%     7,171    18.7%    (207)   -2.9%
----------------------------------------------------------------------------------------------------


      Approximately 65% of the increase in net sales was attributed to acquisitions. Favorable currency exchange rates accounted for another 9% of the increase. Organic sales growth was attributed to the European building materials business.

      Gross profit grew in conjunction with the increase in net sales; however, gross margin declined by 400 basis points from the third quarter of 2003. Acquired businesses earned relatively lower gross margins than existing businesses. Gross margins earned from existing businesses were comparable to third quarter of 2003.

      General, selling and administrative expenses increased primarily due to higher personnel levels and benefit costs. The personnel increase was primarily associated with acquisitions completed since the third quarter of 2003. Higher foreign currency exchange rates also contributed to the increase over 2003.

      Operating profit declined as general, selling and administrative expenses increased more than gross profits. Operating margin declined by 410 basis points. This decline was caused by the decline in gross margin described above.

------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended
             Transportation                                         September 30,
                                              --------------------------------------------------------
                                                     2004               2003            2004 vs. 20034
------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
------------------------------------------------------------------------------------------------------
Net sales                                      $10,979   100.0%   $10,367   100.0%     $ 612     5.9%
Cost of sales                                    9,765    88.9%     9,243    89.2%
                                             --------- ---------  --------- --------- --------
  Gross profit                                   1,214    11.1%     1,124    10.8%        90     8.0%

General, selling and administrative expenses       691     6.3%       647     6.2%        44     6.8%
                                             --------- ---------  --------- --------- --------
Operating profit                                   523     4.8%       477     4.6%        46     9.6%
------------------------------------------------------------------------------------------------------

      Net sales improved due to higher traffic levels and increased pricing. Gross margin improved by 30 basis points over the third quarter of 2003 due to the increase in sales. General, selling and administrative expenses increased due to higher personnel costs.

-----------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                           Corporate                                      September 30,
                                                        ---------------------------------------
                                                           2004       2003      2004 vs. 2003
-----------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
-----------------------------------------------------------------------------------------------
Intersegment shipping sales                              $(4,326)   $(4,379)
Intersegment shipping costs                               (4,326)    (4,379)
                                                         -------    -------
  Gross profit                                                --         --

Corporate general, selling and administrative expenses     3,045      2,802        243    8.7%

Nanocomposite business development expenses                  916        959        (43)  -4.5%
                                                         -------    -------    -------
Operating loss                                            (3,961)    (3,761)      (200)   5.3%
-----------------------------------------------------------------------------------------------

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

      Net nanocomposite operating expenses declined from the third quarter of 2003 due to lower spending on activities that are now funded by our alliance partners. This business has alliance agreements with Mitsubishi Gas Chemical Company and Poly One Corporation that focus on developing certain markets for nanocomposites.

Nine months ended September 30, 2004 vs. September 30, 2003:

Results of operations (in millions):

Net sales:                           2004             2003           % Change
                                    ------           ------          --------
                                    $340.5           $272.2             25%

      Net sales from businesses acquired since the fourth quarter of 2003 accounted for approximately 31% of the growth over the prior year period, while favorable foreign currency changes accounted for approximately 13% of the increase in net sales. On an operating segment basis, minerals accounted for approximately 56% of the increase in net sales while environmental contributed approximately 42% of the growth. The remaining increase in net sales was contributed by the transportation segment.

Gross profit:                        2004             2003           % Change
                                     ----             ----           --------
                                    $ 83.5           $ 67.2             24%
                  Margin              24.5%            24.7%            N/A

      Gross profit improved over the 2003 nine-month period in conjunction with the increase in net sales. The decline in gross margin arose from lower profitability in the environmental segment.

General, selling &
 administration expenses:            2004             2003           % Change
                                     ----             ----           --------
                                    $ 53.6           $ 44.7              20%

      Higher compensation and benefit costs accounted for the majority of the increase over the 2003 nine-month period. We had higher personnel levels in the 2004 period due to acquisitions and staffing increases. Stock-based compensation costs accounted for approximately $0.7 million of the increase over the prior-year period. Research and development expenses were approximately $4.1 million in the current-year period compared with $3.8 million in the 2003 nine-month period.

Operating profit:                    2004             2003           % Change
                                     ----             ----           --------
                                    $ 30.0           $ 22.5             33%
                  Margin               8.8%             8.3%            N/A

      Acquisitions and favorable foreign currency exchange rates accounted for 18% and 14%, respectively, of the increase in operating profit over the 2003 nine-month period. Operating profit improved with the increase in gross profit and net sales. The 50 basis point improvement in operating margin reflected lower growth in operating expenses compared to gross profit gains over the prior-year period.

Interest expense, net:               2004             2003           % Change
                                     ----             ----           --------
                                    $  0.6           $  0.3            100%

      Interest expense in the current year period increased due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to acquisitions completed in the first quarter of 2004 and an increase in working capital funding over the course of the year.

Income taxes:                        2004             2003           % Change
                                     ----             ----           --------
                                    $  9.0           $  7.7             17%
Effective tax rate                    30.6%            34.0%            N/A

      Despite a lower tax rate, income tax expense increased due to the increase in operating profits. Businesses with lower statutory income tax rates represented a greater proportion of pre-tax earnings in the current year period compared with the 2003 nine-month period, resulting in the decrease in the effective tax rate.

Net income:                          2004             2003           % Change
                                     ----             ----           --------
                                    $ 21.1           $ 15.3             38%
                  Margin               6.2%             5.6%            N/A

      Net income improved in conjunction with the increase in operating profit and the lower effective income tax rate in the 2004 period.

Diluted earnings per share:          2004             2003           % Change
                                     ----             ----           --------
                                    $ 0.69           $ 0.51             35%

      Earnings from acquired businesses, favorable foreign currency exchange rates and a lower effective income tax rate accounted of $0.03, $0.02 and $0.03 per share, respectively, of the increase over the 2003 nine-month period. Weighted average common and common equivalent shares outstanding increased by 3.1% over the 2003 nine-month period, which negatively impacted earnings per share by $0.01 per share in the 2004 period. Stock option exercises by employees resulted in higher weighted average shares outstanding in the current reporting period. Organic sales and operating profit growth contributed the remaining $0.11 per share of the increase over the prior-year period.

      Segment analysis:

         Following is a review of operating results for each of our four reporting segments:

-----------------------------------------------------------------------------------------------------------
                                                                Nine Months Ended
                      Minerals                                    September 30,
                                             --------------------------------------------------------------
                                                      2004                 2003             2004 vs. 2003
-----------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
-----------------------------------------------------------------------------------------------------------
Product sales                                 $180,045     91.1%   $144,724     91.1%
Shipping revenue                                17,543      8.9%     14,206      8.9%
                                             --------- ---------  --------- ---------
Net sales                                      197,588    100.0%    158,930    100.0%     38,658     24.3%
                                             --------- ---------  --------- ---------
Cost of sales - product                        140,046     70.9%    114,007     71.7%

Cost of sales - shipping                        17,543      8.9%     14,206      8.9%
                                             --------- ---------  --------- ---------
Cost of sales                                  157,589     79.8%    128,213     80.7%
                                             --------- ---------  --------- ---------
  Gross profit                                  39,999     20.2%     30,717     19.3%      9,282     30.2%

General, selling andadministrative expenses     16,228      8.2%     13,863      8.7%      2,365     17.1%
                                             --------- ---------  --------- ---------  ---------
  Operating profit                              23,771     12.0%     16,854     10.6%      6,917     41.0%
-----------------------------------------------------------------------------------------------------------

      Acquired businesses and favorable foreign currency exchange rates accounted for approximately 9% and 13%, respectively, of the increase in net sales over the 2003 nine-month period. Organic sales growth was primarily attributed to the metalcasting and specialty minerals businesses. Domestic metalcasting sales were positively impacted by higher demand from rail car producers as well as automotive component manufacturers. The metalcasting markets in the Asia/Pacific region also continued to benefit from strong demand from automotive and transportation equipment component manufacturers. Specialty minerals experienced higher demand from detergent producers while the health and beauty business continued to grow its customer base.

      Gross profit rose in conjunction with the increase in sales. Gross margin improved by 90 basis points over the prior year period due to increased production volume and increased pricing in the metalcasting and specialty minerals business units.

      General, selling and administrative expenses increased primarily due to higher compensation and benefit costs and an increase in bad debt expense associated with domestic metalcasting customers. Higher foreign currency exchange rates also contributed to the increase over the prior year period.

      Operating profit improved over the 2003 nine-month period due to the increase in sales and gross profit. Operating margin increased by 140 basis points due to the expansion in gross margin and a lower rate of increase in general, selling and administrative expenses.

--------------------------------------------------------------------------------------------------------
                                                                 Nine Months Ended
                      Environmental                                September 30,
                                              ----------------------------------------------------------
                                                       2004                2003           2004 vs. 2003
--------------------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
--------------------------------------------------------------------------------------------------------
Product sales                                  $115,683    93.1%   $ 88,287    92.3%
Shipping revenue                                  8,605     6.9%      7,382     7.7%
                                               --------- -------  ---------  -------
Net sales                                       124,288   100.0%     95,669   100.0%     28,619   29.9%
                                               --------- -------  ---------  -------
Cost of sales - product                          75,521    60.8%     54,946    57.4%

Cost of sales - shipping                          8,605     6.9%      7,382     7.7%
                                               --------- -------  ---------  -------
Cost of sales                                    84,126    67.7%     62,328    65.1%
                                               --------- -------  ---------  -------
  Gross profit                                   40,162    32.3%     33,341    34.9%      6,821   20.5%

General, selling and administrative expenses     23,967    19.3%     18,466    19.3%      5,501   29.8%
                                               --------- -------  ---------  -------    -------
  Operating profit                               16,195    13.0%     14,875    15.5%      1,320    8.9%
--------------------------------------------------------------------------------------------------------

      Approximately 60% of the increase in net sales was attributed to businesses acquired since the fourth quarter of 2003. Favorable currency exchange rates accounted for another 14% of the increase. Organic sales growth was primarily attributed to the European building materials and lining technologies businesses.

      Gross profit grew in conjunction with the increase in net sales; however, gross margin declined by 260 basis points in comparison with the 2003 nine-month period. Acquired businesses earned relatively lower gross margins than existing businesses. Gross margins earned from existing businesses were comparable to the 2003 nine-month period.

      General, selling and administrative expenses increased primarily due to higher personnel levels and associated benefit costs. The personnel increase was primarily attributed to acquired businesses since the fourth quarter of 2003. Higher foreign currency exchange rates also contributed to the increase over 2003.

      Operating profit grew due to the increase in net sales and gross profit over the prior year period. Operating margin declined by 250 basis points as a result of the decrease in gross margin described above.

------------------------------------------------------------------------------------------------------
                                                                Nine Months Ended
                 Transportation                                   September 30,
                                                     2004               2003            2004 vs. 2003
------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
------------------------------------------------------------------------------------------------------
Net sales                                      $30,369   100.0%   $28,554   100.0%   $ 1,815     6.4%
Cost of sales                                   27,006    88.9%    25,427    89.0%
                                               -------  -------  --------  -------
  Gross profit                                   3,363    11.1%     3,127    11.0%       236     7.5%

General, selling and administrative expenses     2,003     6.6%     1,875     6.6%       128     6.8%
                                               -------  -------  --------  -------   -------
Operating profit                                 1,360     4.5%     1,252     4.4%       108     8.6%
------------------------------------------------------------------------------------------------------

      Net sales improved due to higher traffic levels and new customers. Intersegment revenues also contributed to the increase. Gross margin improved over the 2003 nine-month period by 10 basis points primarily due to higher pricing and better asset utilization. General, selling and administrative expenses increased due to higher personnel costs.

---------------------------------------------------------------------------------------------------
                                                                         Nine Months Ended
                             Corporate                                     September 30,
                                                        -------------------------------------------
                                                            2004       2003          2004 vs. 2003
---------------------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)
---------------------------------------------------------------------------------------------------
Intersegment shipping sales                              $(11,710)   $(10,967)
Intersegment shipping costs                               (11,710)    (10,967)
                                                         --------    --------
  Gross profit                                                 --          --

Corporate general, selling and administrative expenses      8,639       7,535       1,104    14.7%

Nanocomposite business development expenses                 2,722       2,907        (185)   -6.4%
                                                         --------    --------      -------
Operating loss                                            (11,361)    (10,442)       (919)    8.8%
---------------------------------------------------------------------------------------------------

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

      Nanocomposite operating expenses declined from the 2003 nine-month period due to lower spending on activities that are now funded by our alliance partners.


Liquidity and capital resources (in millions):

--------------------------------------------------------------------------------
                                                              Nine Months Ended
                      Cash Flows                                 September 30,
                                                            --------------------
                                                              2004       2003
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           $16.5      $15.4
Net cash provided by (used in) investing activities          $(24.5)    $(12.4)
Net cash provided by (used in) financing activities           $ 7.6      $(7.0)
--------------------------------------------------------------------------------

      Cash flows provided by operating activities improved over the 2003 period as a result of higher net income, which increased by $5.9 million. Operating cash flow was repressed by the increase in working capital. Historically, cash flows from operations have increased over the course of the fiscal year and we anticipate this pattern to continue for the remainder of 2004.

      Cash flows used in investing activities increased primarily due to acquisitions completed in the first quarter of 2004. We acquired the shares of Lafayette Well Testing, Inc. on January 7, 2004, and Linteco Geotechnische Systeme GmbH on March 5, 2004. Capital expenditures to-date in 2004 totaled $12.1 million compared with $10.3 million in the prior-year period. We anticipate capital expenditures to increase over the remainder of 2004 due to investments in capacity expansion and productivity projects. We announced the acquisition of a production facility in October 2004 with a cost of $4.1 million. The facility will be used for expanding manufacturing operations for our environmental segment. Our estimate of 2004 capital expenditures is in the range of $20 million to $22 million.

      Cash flows provided by financing activities increased due to debt funding for acquisitions completed in 2004. We used our revolving credit facility to finance the acquisitions. Additionally, we assumed approximately $4.1 million of funded debt as part of the consideration for the Linteco acquisition. Dividends paid to-date in 2004 increased to $6.7 million from $3.1 million in the prior-year period. We purchased 183,400 shares of our common stock on the open market during the first nine months of 2004 for a total value of $2.9 million, or an average price per share of $15.70. All of the shares repurchased in 2004 were based on a board authorization approved on May 16, 2002. The 2002 authorization expired during the second quarter of 2004. On May 13, 2004, the board of directors authorized funds to repurchase up to $10 million of our common stock on the open market over a two-year period if we believe such a use of our cash will enhance shareholder value. The entire $10 million remains available to repurchase common stock as of September 30, 2004. We purchased approximately $1.6 million of our common stock in the open market during the first nine months of 2003.

--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                      Financial Position               2004            2003
                                                    (unaudited)
--------------------------------------------------------------------------------
Working capital                                       $116.2          $ 91.9
Intangible assets                                     $ 17.7          $  7.0
Total assets                                          $308.1          $258.8

Long-term debt                                        $ 29.8          $  9.0
Other long-term obligations                           $ 20.5          $ 18.5
Stockholder's equity                                  $199.3          $184.9
--------------------------------------------------------------------------------

      Working capital at September 30, 2004 increased from December 31, 2003, primarily due to acquisitions completed in 2004 and strong sales reported in the period. The current ratio was 3.0-to-1 at both September 30, 2004, and December 31, 2003.

      Intangible assets primarily represent goodwill associated with acquisitions. The amount increased from December 31, 2003 as a result of purchase price allocations for acquisitions closed in 2004. The purchase price allocations may be subject to change since certain assets and liabilities assumed with the acquisitions require further analysis to determine their fair values. Consequently, intangible asset values may change as well.

      Long-term debt increased to 13.0% of total capitalization at September 30, 2004 compared with 5.1% at December 31, 2003. The increase in debt levels was principally attributed to funding of acquisitions completed in 2004 which also included an assumption of debt. We have a $100 million revolving credit facility with a consortium of U.S. banks which matures on October 31, 2006. At September 30, 2004, we had approximately $76 million of borrowing capacity remaining from the credit facility. The credit facility stipulates that we must comply with a number of financial covenants. We are in compliance with those covenants at September 30, 2004.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

      There have been no material changes in the Company's market risk during the three and nine months ended September 30, 2004. See disclosures as of December 31, 2003 in the Company's Annual Report on Form 10-K, Item 7A.

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

      No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Early work in preparation for management's attestation as required under Section 404 of the Sarbanes-Oxley Act of 2002 has indicated that we may have some significant deficiencies in internal controls over financial reporting, and management is working to remediate those deficiencies as they are identified.

      The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include in their annual reports on Form 10-K an assessment by management of the effectiveness of the Company's internal controls over financial reporting. In addition, the Company's independent auditors must attest to and report on management's assessment, as well as make their own assessment of the effectiveness of the Company's internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004.

      We are currently working diligently to perform the system and process evaluation and testing required in order to comply with Section 404, a process which is both very costly and arduous. While we currently anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404, we cannot be certain we will be able to complete all of our evaluation, testing and remediation actions by December 31, 2004. If we are unable to complete this process in a timely manner, our management may be unable to conclude that our controls over financial reporting are effective as defined under Section 404. In addition, even if our management is able to conclude that our controls over financial reporting are effective, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed by management, or if the independent auditors interpret the requirements, rules, or regulations differently from us, then our independent auditors may decline to attest to management's assessment or may issue a report that is qualified.

                           PART II - OTHER INFORMATION

Item 2(c) Company Repurchases of Company Stock

------------------------------------------------------------------------------------------------------------------------
                                                Total Number of                                     Maximum Value of
                                              Shares Repurchased           Average               Shares that May Yet Be
                                             as Part of the Stock        Price Paid              Repurchased Under the
                                              Repurchase Program          Per Share                    Program
------------------------------------------------------------------------------------------------------------------------
January 1, 2004 - January 31, 2004
  Shares repurchased                                      --               $   --                    $ 3,704,133
February 1, 2004 - February 29, 2004
  Shares repurchased                                      --               $   --                    $ 3,704,133
March 1, 2004 - March 31, 2004
  Shares repurchased                                  12,400               $15.83                    $ 3,507,839
April 1, 2004 - April 30, 2004
  Shares repurchased                                      --               $   --                    $ 3,507,839
May 1, 2004 - May 31, 2004
  Shares repurchased                                 171,000               $15.69                    $   825,448
  Expiration of unused authorization                      --               $   --                    $        --
  New repurchase authorization                            --               $   --                    $10,000,000
June 1, 2004 - June 30, 2004
  Shares repurchased                                      --               $   --                    $10,000,000
  July 1, 2004 - September 30, 2004                       --               $   --                    $10,000,000
                                                     -------              -------
  Total                                              183,400               $15.70                    $10,000,000
                                                     =======              =======
------------------------------------------------------------------------------------------------------------------------

On May 13, 2004, the Board of Directors authorized a program to repurchase up to $10 million of the Company's outstanding stock which will expire September 30, 2006.

Item 6: Exhibits and Reports on Form 8-K

      (a)   See Index to Exhibits immediately following the signature page.

      (b) A current report on Form 8-K was filed on July 19, 2004, furnishing a press release disclosing the Company's operating results for the second quarter ended June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMCOL INTERNATIONAL CORPORATION

Date:      November 8, 2004            /s/ Lawrence E. Washow
                                       -----------------------------------------
                                       Lawrence E. Washow
                                       President and Chief Executive Officer

Date:      November 8, 2004            /s/ Gary L. Castagna
                                       -----------------------------------------
                                       Gary L. Castagna
                                       Senior Vice President and Chief
                                       Financial Officer and Principal
                                       Accounting Officer

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