Form 10-Q/A
period 2004-09-30
AMCOL INTERNATIONAL CORP
filed 2004-11-09
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                            ASSETS                       2004          2003
                                                      (unaudited)       *
--------------------------------------------------------------------------------
Current assets:
  Cash                                                  $ 12,860     $ 13,525
  Accounts receivable, net                                91,166       60,997
  Inventories                                             55,299       46,182
  Prepaid expenses                                         9,855        5,858
  Current deferred tax assets                              5,529        3,289
  Income taxes receivable                                     --        8,445
                                                        --------     --------
     Total current assets                                174,709      138,296
                                                        --------     --------
Investment in and advances to joint ventures              14,871       13,068
                                                        --------     --------
Property, plant, equipment, and mineral
  rights and reserves:
  Land and mineral rights                                 10,585       10,275
  Depreciable assets                                     238,779      226,221
                                                        --------     --------
                                                         249,364      236,496
  Less: accumulated depreciation                         162,201      149,500
                                                        --------     --------
                                                          87,163       86,996
                                                        --------     --------
Other assets:
  Goodwill                                                16,744        5,633
  Intangible assets, net                                     957        1,345
  Other assets                                             8,930        8,649
  Deferred tax assets
                                                           4,729        4,790
                                                        --------     --------
                                                          31,360       20,417
                                                        --------     --------
                                                        $308,103     $258,777
                                                        ========     ========
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                    September 30,   December 31,
            LIABILITIES AND STOCKHOLDERS' EQUITY        2004           2003
                                                     (unaudited)        *
--------------------------------------------------------------------------------
Current liabilities:
  Notes payable                                       $     63       $    844
  Accounts payable                                      19,529         20,365
  Income tax payable                                     4,812             --
  Accrued liabilities                                   34,132         25,162
                                                      --------       --------
    Total current liabilities                           58,536         46,371
                                                      --------       --------

Long-term debt                                          29,766          9,006
                                                      --------       --------

Minority interests in subsidiaries                         123            116
Other liabilities                                       20,389         18,386
                                                      --------       --------
                                                        20,512         18,502
                                                      --------       --------
Stockholders' equity:
  Common stock                                             320            320
  Additional paid in capital                            68,067         67,513
  Retained earnings                                    140,036        125,627
  Accumulated other comprehensive income                 8,554          8,372
                                                      --------       --------
                                                       216,977        201,832
Less:
  Treasury stock                                        17,688         16,934
                                                      --------       --------
                                                       199,289        184,898
                                                      --------       --------
                                                      $308,103       $258,777
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

                                     AMCOL INTERNATIONAL CORPORATION


Date:      November 9, 2004            /s/ Lawrence E. Washow
                                       -----------------------------------------
                                       Lawrence E. Washow
                                       President and Chief Executive Officer

Date:      November 9, 2004            /s/ Gary L. Castagna
                                       -----------------------------------------
                                       Gary L. Castagna
                                       Senior Vice President and Chief
                                       Financial Officer and Principal
                                       Accounting Officer

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