Form 10-K
period 2004-12-31
AMCOL INTERNATIONAL CORP
filed 2005-03-31
CIK 813621

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

                   For the Fiscal Year Ended December 31, 2004

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

        The aggregate market value of the registrant's $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $18.69 per share on June 30, 2004, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $413.0 million.

        Registrant had 29,524,128 shares of $.01 par value Common Stock outstanding as of February 28, 2005.

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

        The following table sets forth the percentage contributions to net sales of the Company attributable to its minerals, environmental and transportation segments as well as intersegment shipping amounts for the last three calendar years.

                                         Percentage of Sales
                                      --------------------------
                                       2004      2003      2002
                                      ------    ------    ------
Minerals                                  58%       58%       57%
Environmental                             37%       35%       36%
Transportation                             9%       10%       11%
Intersegment Shipping                     -4%       -3%       -4%
                                      ------    ------    ------
                                         100%      100%      100%
                                      ======    ======    ======

        Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of the Company's business segments are set forth in Note 4 of the Company's Notes to Consolidated Financial Statements included elsewhere herein.

                                    MINERALS

        The Company's minerals business is principally conducted through its wholly-owned subsidiaries and subsidiaries consolidated in the financial statements: American Colloid Company in the United States and Canada; Colin Stewart Minchem Limited in the United Kingdom; Volclay Siam Ltd. in Thailand; Volclay Korea Ltd. in South Korea; Volclay Pty., Ltd. in Australia; Volclay MinChem Co. Ltd. and Volclay DongMing Industrial Minerals Co., Ltd. in China; and through its joint venture companies: Volclay de Mexico S.A. & C.V. in Mexico; Ashapura Volclay Limited in India; Egypt Mining & Drilling Chemicals Company in Egypt; and Volclay Japan Co. Ltd. in Japan. The Company also has a 20% equity interest in Ashapura Minechem Ltd., a publicly traded Indian bentonite producer.

        Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 50 feet under overburden of up to 60 feet. There are two basic types of bentonite, each having different chemical and physical properties. These are commonly known as sodium bentonite and calcium bentonite. Sodium bentonite is generally referred to as Western bentonite because it predominately occurs in the Western United States. Sodium bentonites of lesser purity occur outside the United States. Calcium bentonite is sometimes referred to as Southern bentonite in the United States and as fuller's earth outside the United States. Calcium bentonites mined outside the United States are commonly activated with sodium carbonate to produce properties similar to natural sodium bentonite.

        The Company's principal bentonite products are marketed under various internationally registered trade names, including VOLCLAY(R), PANTHER CREEK(R), PREMIUM GEL(R) and ADDITROL(R). The Company's cat litter is sold under various trade names and private labels. Trade names include NATURAL SELECT(R), CAREFREE KITTY(R), PREMIUM CHOICE(R) and CAT TAILS(R).

PRINCIPAL PRODUCTS AND MARKETS

        Metalcasting. In the formation of sand molds for metal castings, sand is bonded with bentonite and various other additives to yield desired casting form and surface finish. The Company serves the foundry and casting industry throughout North America, Asia and Australia with custom-blended bentonite and allied non-bentonite products to strengthen sand molds for cast auto parts, farm implements, railcars, home appliances and metallurgical products. The blended mineral binders containing sodium bentonite, calcium bentonite, seacoal and other ingredients are sold under the trade name ADDITROL(R).

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

        Health and Beauty. The Company manufactures adsorbent polymers and purified grades of bentonite ingredients for sale to manufacturers of personal care products. The adsorbent polymers are used to deliver high-value actives in skin-care products. Bentonite-based materials act as thickening, suspension and dispersion agent emollients.

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

SALES AND DISTRIBUTION

        In 2004, the top five customers of the minerals segment accounted for approximately 31% of the segment sales worldwide.

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

        Detergent sales and marketing activities are performed on a direct basis and primarily focused in Europe. Sales and marketing of health and beauty care products is performed direct and through agents on a global basis.

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

                                  ENVIRONMENTAL

PRINCIPAL PRODUCTS AND MARKETS

        Through its wholly-owned subsidiaries, Colloid Environmental Technologies Company (CETCO) CETCO Oilfield Services, Inc. and Lafayette Well Testing, Inc. in the United States and Canada, CETCO Korea Ltd. in South Korea, CETCO Poland Sp. z o.o. in Poland, CETCO Technologies(Suzhou) Co. Ltd. in China, Commercializadora y Exportadora Cetco Latino America Limited in Chile, Linteco GmbH and Linteco Iberia S.L. in Spain, and CETCO (Europe) Ltd. in the United Kingdom, the Company sells sodium bentonite, products containing sodium bentonite, and other products, services and equipment for use in environmental and construction applications.

        Lining Technologies. CETCO sells bentonite in its geosynthetic clay liner products under the BENTOMAT(R) and CLAYMAX(R) trade names for lining and capping landfills and for containment in tank farms, storm water containment systems, waste stabilization lagoons, slurry walls, sewage lagoons and mine site and wetlands reclamation applications.

        Building Materials. The Company's VOLCLAY(R) Waterproofing System is sold to the non-residential construction industry. This line includes VOLTEX(R), a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite. VOLTEX(R) is installed to prevent leakage through underground foundation walls and slabs. The following products round out the principal components of the product line: VOLCLAY PANELS(R), also used for below-grade waterproofing of walls and slabs; WATERSTOP-RX(R), a joint sealant product; and VOLCLAY SWELLTITE(R), a waterproofing membrane for concrete split slabs and plaza areas. The Company also manufactures and sells asphalt emulsion based waterproofing systems for residential and non-residential waterproofing applications. In addition, the Company's STRONGSEAL(TM) and DUCKSBACK(TM) roofing underlayment systems are sold to the residential and non-residential roofing industry.

        Industrial Water Treatment. Bentonite-based flocculants and customized equipment are used to remove emulsified oils and heavy metals from wastewater. Bentonite-based products are formulated to solidify liquid waste for proper disposal in landfills. These products are sold primarily under the SYSTEM-AC(TM), RM-10(R) and SORBOND(R) trade names.

        Oilfield Services. CETCO's oilfield services group employs CRUDESORB(R) and CRUDESEP(R) filtration technology, used primarily on offshore oil production platforms. CETCO employs several technologies to allow platform operators to maintain compliance with regulatory requirements governing discharge of waste water generated during oil production. CETCO's filtration technology is marketed with all necessary equipment, proprietary filter media and trained professional service personnel. The Company is also actively involved in providing wastewater treatment solutions to pipeline operators to enable them to meet wastewater discharge requirements. Well testing services are also provided by the Company as a result of the acquisition of Lafayette Well Testing, Inc., completed in early 2004. The Company provides equipment and personnel for production well control, clean-up, unload, separation, measure of component flow and disposal of fluids from oil and gas wells.

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

COMPETITION

        CETCO principally competes with seven regional geosynthetic clay liner manufacturers worldwide and several suppliers of alternative technologies. The construction and wastewater treatment product lines are specialized businesses that compete primarily with alternative technologies. The groundwater monitoring, well drilling and sealants products compete with the Company's traditional rivals in the sodium bentonite business. The oilfield services group competes with several larger oil services companies using different technology. Competition is based on product quality, service, price, technical support and availability of product. Historically, the competition has been vigorous.

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

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

MINERAL RESERVES

        The Company has reserves of sodium and calcium bentonite at various locations in North America, including Wyoming, South Dakota, Montana and Alabama, and in China. The Company, indirectly through its joint venture companies, has access to bentonite deposits in Egypt, India and Mexico. At 2004 consumption rates and product mix, the Company estimates its proven, assigned reserves of commercially usable sodium bentonite at approximately 18 years. The Company estimates its proven, assigned reserves of calcium bentonite at approximately 26 years in North America. While the Company, based upon its experience, believes that its reserve estimates are reasonable and its title and mining rights to its reserves are valid, the Company has not obtained any independent verification of such reserve estimates or such title or mining rights. The Company owns or controls the properties on which its reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of the Company's bentonite reserves are owned. All of the properties on which the Company's reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material.

        To retain possessory rights in unpatented mining claims in North America, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. The Company believes that the unpatented mining claims that it owns have been located in compliance with all applicable federal, state and local mining laws, rules and regulations. The Company is not aware of any material conflicts with other parties concerning its claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of the Company's unpatented claims may become uneconomic and royalty rates for privately leased lands may be affected. The Company cannot predict the form that any amendments might ultimately take or whether or when any such amendments might be adopted.

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


                                                     TONS SOLD                    WET TONS
                                       --------------------------------------        OF         ASSIGNED
All amounts are in thousands of tons      2004          2003          2002        RESERVES      RESERVES
------------------------------------   ----------    ----------    ----------    ----------    ----------
SODIUM BENTONITE
  ASSIGNED
    Belle/Colony, WY/SD                     1,227         1,088           941        18,842        18,842
    Lovell, WY                                564           477           379        24,157        24,157
  TOTAL ASSIGNED                            1,791         1,565         1,320        42,999        42,999
Other / Unassigned
 (SD, WY, MT, NV)                               2             1            62        65,663            34
TOTAL OTHER / UNASSIGNED                        2             1            62        65,663            34
  TOTAL SODIUM BENTONITE                    1,793         1,566         1,381       108,662        43,033
                                                                                                       40%
CALCIUM BENTONITE
  ASSIGNED
    Sandy Ridge, AL                           132           132           138         4,018         4,018
    Chao Yang, Liaoning, China                 88            57            31         3,758         3,758
  TOTAL ASSIGNED                              220           189           169         7,776         7,776
Other / Unassigned                              -             -             -           115             -
TOTAL OTHER / UNASSIGNED                        -             -             -           115             -
TOTAL CALCIUM BENTONITE                       220           189           169         7,891         7,776
                                                                                                       99%
LEONARDITE
  Gascoyne, ND                                 41            34            25           504           504
  TOTAL LEONARDITE                             41            34            25           504           504
                                                                                                      100%
                                       ----------    ----------    ----------    ----------    ----------
GRAND TOTALS                                2,054         1,789         1,575       117,057        51,313
                                                                                                       44%

                                                                                MINING CLAIMS
                                                                   --------------------------------------
                                       UNASSIGNED    CONVERSION                 UNPATENTED
All amounts are in thousands of tons    RESERVES       FACTOR        OWNED          **           LEASED
------------------------------------   ----------    ----------    ----------    ----------    ----------
SODIUM BENTONITE
  ASSIGNED
    Belle/Colony, WY/SD                         -         76.18%          811           380        17,651
    Lovell, WY                                  -         76.18%       14,096         9,727           334
  TOTAL ASSIGNED                                -                      14,907        10,107        17,985
Other / Unassigned
 (SD, WY, MT, NV)                          65,629         76.18%       55,446         4,154         6,063
TOTAL OTHER / UNASSIGNED                   65,629                      55,446         4,154         6,063
  TOTAL SODIUM BENTONITE                   65,629             -        70,353        14,261        24,048
                                               60%                         65%           13%           22%
CALCIUM BENTONITE
  ASSIGNED
    Sandy Ridge, AL                             -         72.70%        1,824             -         2,194
    Chao Yang, Liaoning, China                  -         76.00%            -             -         3,758
  TOTAL ASSIGNED                                -                       1,824             -         5,952
Other / Unassigned                                        77.31%            -             -           115
TOTAL OTHER / UNASSIGNED                      115                           -             -           115
TOTAL CALCIUM BENTONITE                       115                       1,824             -         6,067
                                                1%                         23%                         77%
LEONARDITE
  Gascoyne, ND                                  -         63.43%            -             -           504
  TOTAL LEONARDITE                              -                           -             -           504
                                                                                                      100%
                                       ----------    ----------    ----------    ----------    ----------
GRAND TOTALS                               65,744                      72,177        14,261        30,619
                                               56%                         62%           12%           26%

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

RESEARCH AND DEVELOPMENT

        All Company business segments share research and laboratory facilities adjacent to the corporate headquarters. Technological developments are shared among the companies, subject to license agreements where appropriate. Notes 1 and 4 of the Notes to Consolidated Financial Statements include further information on research and development activities.

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

                                 TRANSPORTATION

        The Company operates a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. These services are provided to the Company's subsidiaries as well as third party customers. Through its transportation operation, the Company is better able to control costs, maintain delivery schedules and assure equipment availability for delivery of its products. In 2004, approximately 39% of the revenues of this operation involved services provided to the Company's domestic minerals and environmental segments.

            CORPORATE ACTIVITIES - NANOCOMPOSITE PRODUCT DEVELOPMENT

        The Company is always seeking to develop broader-based technologies that may use bentonite for new, value-added applications. One such technology is nanocomposites for the plastics industry. In the mid-90's, the Company established its Nanocor subsidiary to develop surface-modified bentonites suitable for the emerging nanocomposite market. The primary raw material is bentonite. For some applications, material will be purchased from third-party suppliers. Surface-treatment chemicals, added in the production process, are readily available on the merchant market.

        The Company has a nanocomposite production facility in Aberdeen, Mississippi. All costs, in excess of sales, associated with the development, production and sales of nanocomposites are included in corporate costs.

        Although the Company is developing sales opportunities through multiple supply channels, its primary business model centers around two commercial alliances (discussed below), each intended to serve a major consumption sector.

        In 2003, an agreement was reached with Mitsubishi Gas Chemical Company, Inc. (MGC) which involves the manufacture and sale of high-barrier plastics that will combine the Company's patented nanocomposite technology and MXD6, a form of nylon. MGC is the world's largest producer of MXD6, which is an established product used in consumer and industrial packaging. A MXD6-nanocomposite has significantly higher gas-barrier properties, which could greatly improve sales potential in the packaging market. Two products are commercially available under the Imperm(R) brand. Imperm(R) is being evaluated for packaging of carbonated soft drinks, beers and soft food products. Additional new product variations may be introduced over the next 18 months. In addition to the sale of Nanomer(R) products to MGC for use in the production of Imperm(R), the Company intends to earn profits generated by sales to MGC's customers.

        The Company has a similar agreement with PolyOne Corporation (PolyOne) involving sales, marketing and development of polyolefin nanocomposite concentrates and compounds. PolyOne is the world's largest polymer services company which includes the production of plastic compounds. The alliance is focused on improving strength, dimensional stability and fire-resistant properties of plastics used in a wide variety of consumer and industrial products, especially in the automotive sector. The Company's Nanomer (R) Products and technology are included in two PolyOne product lines, Nanoblend(R) and Maxxam(R) LST. These products are supplied commercially to customers, which include automotive applications. Similar to its alliance agreement with MGC, the Company profits from supply of Nanomer (R) Products to PolyOne and earns added revenue from profits generated by sales to its customers.

Sales to date from these alliances have been minimal.

                       FOREIGN OPERATIONS AND EXPORT SALES

        Approximately 37% of the Company's 2004 net sales were to customers in countries outside North America. To enhance its overseas market penetration, the Company maintains mineral processing plants in the United Kingdom, China, Australia, South Korea, Poland and Thailand, as well as a blending plant in Canada. Through joint ventures, the Company also has the capability to process minerals in Japan, Egypt, India and Mexico. Chartered vessels deliver large quantities of the Company's bulk, dried sodium bentonite to the plants in the United Kingdom, Australia, Thailand and South Korea where it is processed and mixed with other clays and distributed throughout Europe, Australia and Southeast Asia. In addition, the Company maintains a worldwide network of independent dealers, distributors and representatives.

        The Company manufactures geosynthetic clay liners in the United Kingdom, Poland, China and South Korea, primarily for the European and Asian markets.

        The Company's international operations are subject to the usual risks of doing business abroad, such as currency fluctuations and devaluation, restrictions on the transfer of funds, and import and export duties.

        See Note 4 of the Company's Notes to Consolidated Financial Statements included elsewhere herein. This Note is incorporated by reference for sales attributed to foreign operations and export sales from the United States.

                                    EMPLOYEES

        As of December 31, 2004, the Company employed 1,427 persons, 591 of whom were employed outside of the United States. At December 31, 2004, there were approximately 826, 515, and 29 persons employed in the Company's minerals, environmental and transportation segments, respectively, along with 57 corporate employees. The corporate employees include personnel engaged in the nanocomposite research and development effort. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen.

                              AVAILABLE INFORMATION

        The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any reports, statements and other information filed by the Company at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company's filings are also available to the public at the website maintained by the SEC, www.sec.gov.

        The Company's principal Internet address is www.amcol.com. The Company's annual, quarterly and current reports, and amendments to those reports are available free of charge on www.amcol.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

                                 CERTIFICATIONS

        As required by the rules and regulations of the New York Stock Exchange (the "NYSE"), the Company delivered to the NYSE a certification executed by the Company's Chief Executive Officer, Lawrence E. Washow, certifying that Mr. Washow was not aware of any violation by the Company of the NYSE's corporate governance listing standards as of June 11, 2004.

        As required by the rules and regulations of the SEC, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of the Company's public disclosure are filed as exhibits to this Annual Report on Form 10-K.

ITEM 2.    PROPERTIES

        The Company and its subsidiaries operate the following principal plants, mines and other facilities, all of which are owned, except as noted below. The Company also has numerous other facilities which blend Additrol (R), package cat litter and chromite sand, warehouse products and serve as sales offices.

LOCATION                               PRINCIPAL FUNCTION
------------------------------------   ----------------------------------------------------------------------
MINERALS
Belle Fourche, SD                      Mine and process sodium bentonite
Colony, WY (two plants)                Mine and process sodium bentonite, package cat litter
Gascoyne, ND                           Mine and process leonardite
Lovell, WY (1)                         Mine and process sodium bentonite
Sandy Ridge, AL                        Mine and process calcium bentonite; blend ADDITROL(R)
Chao Yang, Liaoning, China             Mine and process calcium bentonite
Geelong, Victoria, Australia (1)(3)    Process bentonite; blend ADDITROL(R)
Rayong, Thailand                       Process bentonite
Winsford, Cheshire, U.K.               Process calcium bentonite and other minerals
Kyungju Kyung-Buk, South Korea         Process bentonite

ENVIRONMENTAL
Broussard, LA                          Environmental Offshore operations and distribution
Cartersville, GA (2)                   Manufacture components for geosynthetic clay liners; manufacture
                                       Bentomat(R) and Claymax(R) geosynthetic clay liners
Fairmount, GA                          Manufacture Bentomat(R) and Claymax(R) geosynthetic clay liners
Lovell, WY (1)                         Manufacture Bentomat(R) and Claymax(R) geosynthetic clay liners
Villa Rica, GA                         Manufacture components for geosynthetic clay liners
Birkenhead, Merseyside, U.K. (1)(3)    Manufacture Bentomat(R) geosynthetic clay liner; research
                                       laboratory; headquarters for CETCO (Europe) Ltd.
Pyeongtaek, South Korea                Manufacture Bentomat(R) geosynthetic clay liners
Suzhou, Jiangsu, China                 Manufacture Bentomat(R) geosynthetic clay liners
Szczytno, Poland                       Manufacture Bentomat(R) and Claymax(R) geosynthetic clay liners

TRANSPORTATION
Scottsbluff, NE                        Transportation headquarters and terminal

CORPORATE
Arlington Heights, IL (3)              Corporate headquarters; CETCO headquarters; American Colloid
                                       Company headquarters; Nanocor, Inc. headquarters; research laboratory
Aberdeen, MS                           Process purified bentonite (Nanocor, Inc.)

(1) Shared facilities between minerals and environmental segments.
(2) This facility was acquired in October 2004 and was not yet operational at December 31, 2004.
(3) Certain offices and facilities are leased.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                        EXECUTIVE OFFICERS OF REGISTRANT

NAME                    AGE     PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
--------------------   -----    ------------------------------------------------
Gary L. Castagna        43      Senior Vice President, Chief Financial Officer
                                and Treasurer of the Company since February
                                2001; prior thereto, a consultant to AMCOL since
                                June 2000; prior thereto, Vice President of the Company and President of Chemdal International
                                Corporation (this business is a former
                                subsidiary of AMCOL, and consisted of the absorbent polymers business that was sold to BASF AG in June 2000) since August 1997; since
                                January 2000, Director of M~Wave Incorporated, a manufacturer and distributor of printed circuit boards.

Peter L. Maul           55      Vice President of the Company since 1993 and
                                President of Nanocor, Inc. since 1995.

Ryan F. McKendrick      53      Vice President of the Company and President of
                                Colloid Environmental Technologies Company since
                                November 1998; President of Volclay
                                International Corporation since 2002; prior thereto, Vice President of Colloid Environmental
                                Technologies Company since 1994.

Gary Morrison           49      Vice President of the Company and President of
                                American Colloid Company since February 2000;
                                prior thereto, Executive Vice President of American Colloid Company since 1998.

Clarence O. Redman      62      Secretary of the Company since 1982. Clarence O.
                                Redman is of counsel to the law firm of Lord, Bissell & Brook LLP, the law firm that serves as Corporate Counsel to the Company, since October
                                1997.

Lawrence E. Washow      51      Chief Executive Officer since May 2000;
                                President of the Company since May 1998; Chief
                                Operating Officer of the Company since 1997; a Director since February, 1998.

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

                                                                                    CASH
                                                              STOCK PRICE          DIVIDENDS
                                                      -------------------------    DECLARED
                                                          HIGH          LOW        PER SHARE
                                                      -----------   -----------   -----------
Fiscal Year Ended December 31, 2004:    1st Quarter   $     24.36   $     16.12   $      0.07
                                        2nd Quarter   $     20.11   $     15.25          0.07
                                        3rd Quarter   $     20.10   $     16.99          0.09
                                        4th Quarter   $     20.30   $     17.15          0.09

Fiscal Year Ended December 31, 2003:    1st Quarter   $      6.19   $      5.40   $      0.03
                                        2nd Quarter   $      8.30   $      5.68          0.04
                                        3rd Quarter   $     14.45   $      7.83          0.04
                                        4th Quarter   $     23.30   $     12.36          0.05

        The Company has paid cash dividends every year for 68 years.

        As of March 3, 2005 there were 1,380 holders of record of the common stock, excluding shares held in street name.

PURCHASES OF EQUITY SECURITIES

        The Company has a program to repurchase its common stock in the open market. The following table summarizes the repurchases made and the remaining amount of repurchases authorized:

                                             TOTAL NUMBER OF
                                                 SHARES                           MAXIMUM VALUE
                                               REPURCHASED                         OF SHARES
                                                 AS PART                         THAT MAY YET BE
                                               OF THE STOCK        AVERAGE         REPURCHASED
                                               REPURCHASE        PRICE PAID        UNDER THE
                                                PROGRAM           PER SHARE         PROGRAM
                                             ---------------   ---------------   ---------------
January 1, 2004 - January 31, 2004
  Shares repurchased                                       -   $             -   $     3,704,133

February 1, 2004 - February 29, 2004
  Shares repurchased                                       -   $             -   $     3,704,133

March 1, 2004 - March 31, 2004
  Shares repurchased                                  12,400   $         15.83   $     3,507,839

April 1, 2004 - April 30, 2004
  Shares repurchased                                       -   $             -   $     3,507,839

May 1, 2004 - May 31, 2004
  Shares repurchased                                 171,000   $         15.69   $       825,448

  Cancellation of unused authorization (1)                 -   $             -   $             -

  New repurchase authorization (2)                         -   $             -   $    10,000,000

June 1, 2004 - June 30, 2004
  Shares repurchased                                       -   $             -   $    10,000,000

July 1, 2004 - September 30, 2004
  Shares repurchased                                       -   $             -   $    10,000,000

October 1, 2004 - December 31, 2004
  Shares repurchased                                       -   $             -   $    10,000,000
                                             ---------------   ---------------
  Total                                              183,400   $         15.70   $    10,000,000
                                             ===============   ===============

     (1) On May 16, 2002, the Company announced a share repurchase program for the repurchase of $10 million of its common stock during the following 24 months. The Company terminated this program on May 13, 2004.

     (2) On May 13, 2004, the Company announced a share repurchase program for the repurchase of $10 million of its common stock. The Company has not set an expiration date for this program.

ITEM 6.    SELECTED FINANCIAL DATA

        The following is selected financial data for the Company as of and for the five years ended December 31, 2004.

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

                                                        2004          2003          2002          2001          2000
                                                     ----------    ----------    ----------    ----------    ----------
                                                                    Restated      Restated      Restated      Restated
OPERATIONS DATA
Net sales (4)                                        $  459,105    $  371,966    $  305,100    $  281,155    $  289,520
Gross profit (4)                                        115,895        97,551        78,095        72,172        73,776
General, selling and administrative  expenses (4)        80,222        68,614        58,437        53,607        53,449
Business realignment and other charges                        -             -             -             -         2,357
Operating profit                                         35,673        28,937        19,658        18,565        17,970
Investment income                                             -             -             -         3,015         9,816
Change in value of interest rate swap                         -             -             -          (401)            -
Net interest expense                                       (826)         (280)         (512)       (2,196)       (3,160)
Net other income (expense)                                  225           604            43           223           (23)
Pretax income                                            35,072        29,261        19,189        19,206        24,603
Income taxes (benefit) (3)                                4,687         9,946         6,916         5,149         6,981
Income from joint ventures                                1,180           600           531            28           470
Minority interest in net loss of subsidiary                   -             -           164            59             -
Income from continuing operations (3)                    31,565        19,915        12,968        14,144        18,092
Income (loss) from discontinued operations                    -             -             -          (879)       (8,185)
Gain on disposal of discontinued operations (2)               -         8,950             -         1,154       321,876
Cumulative effect of change in accounting
principle (net of tax)                                        -             -             -          (182)            -
Net income (2) (3)                                       31,565        28,865        12,968        14,237       331,783

PER SHARE DATA
Basic earnings (loss) per share
  Continuing operations (3)                                1.08          0.70          0.46          0.50          0.65
  Discontinued operations (2)                                 -          0.32             -          0.01         11.40
  Cumulative effect of change in accounting
   principle (net of tax)                                     -             -             -         (0.01)            -
  Net income (2)(3)                                        1.08          1.02          0.46          0.50         12.05
Diluted earnings (loss) per share
  Continuing operations (3)                                1.03          0.67          0.43          0.46          0.61
  Discontinued operations (2)                                 -          0.30             -          0.01         10.48
  Cumulative effect of change in accounting
   principle (net of tax)                                     -             -             -         (0.01)            -
  Net income (2)(3)                                        1.03          0.97          0.43          0.46         11.09
Stockholders' equity (1)(2)(3)(5)                          7.55          6.58          5.66          5.21          4.88
Dividends                                                  0.32          0.16          0.10          0.06          0.16
Partial liquidation distribution                              -             -             -             -         14.00

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

                                                        2004          2003          2002          2001          2000
                                                     ----------    ----------    ----------    ----------    ----------
                                                                   (Restated)    (Restated)    (Restated)    (Restated)
SHARES OUTSTANDING DATA
End of period                                        29,395,755    29,107,746    27,881,903    28,256,389    28,781,304
Weighted average for the period-basic                29,140,892    28,357,009    28,133,795    28,193,234    27,523,157
Incremental impact of stock options                   1,561,969     1,492,569     2,014,725     2,412,826     2,433,533
Weighted average for the period-diluted              30,702,861    29,849,578    30,148,520    30,606,060    29,956,690

BALANCE SHEET DATA (AT END OF PERIOD)
Current assets (5)(6)                                $  191,100    $  143,574    $  116,935    $  106,979    $  258,480
Cash equivalents included in current assets                   -             -             -             -       168,549
Net current assets of discontinued
operations included in current assets                                       -             -           798             -
Net property and equipment                               93,641        86,996        81,847        72,348        74,665
Other long-term assets (9)(6)                            51,701        34,759        29,598        23,555        32,622
Net long-term assets of discontinued
 operations included in long-term assets                      -             -             -           311         6,932
Total assets (5)                                        336,442       265,329       228,380       202,882       365,767
Current liabilities (7)(8)(9)                            61,681        47,708        52,639        31,083       164,038
Long-term debt                                           34,295         9,006         5,573        13,245        51,334
Other long-term liabilities (8)                          18,532        17,165        12,233        11,275         9,942
Stockholders' equity (5)                                221,934       191,450       157,935       147,279       140,453

OTHER STATISTICS FOR CONTINUING  OPERATIONS
Depreciation, depletion and amortization (10)        $   20,124    $   18,910    $   20,759    $   18,552    $   17,625
Capital expenditures                                     21,627        15,795        16,223        14,730        14,975
Gross profit margin (4)                                    25.2%         26.2%         25.6%         25.7%         25.5%
Operating profit margin (4)                                 7.8%          7.8%          6.4%          6.6%          6.2%
Pretax profit margin (4)                                    7.6%          7.9%          6.3%          6.8%          8.5%
Effective tax (benefit) rate (3)                           13.4%         34.0%         36.0%         26.8%         28.4%
Net profit from continuing operations margin (3)(4)         6.9%          5.4%          4.3%          5.0%          6.2%
Return on average equity                                   15.3%         11.4%          8.5%          9.8%         11.1%

(1) Based on the number of common shares outstanding at the end of each year rather than a weighted average.
(2) The amount for 2000 includes a prior period adjustment identified in 2004 to correct an error in the computation of taxes owed in 2000 on the gain on the sale of a business. See Note 2 of Notes to Consolidated Financial Statements for further information.
(3) The amount for 2001 includes a prior period adjustment identified in 2004 for adjustments to the computation of income taxes owed in 2001 to foreign jurisdictions. See Note 2 of Notes to Consolidated Financial Statements for further information.
(4) Amounts for 2000 through 2003 include reclassifications for commissions. See Note 1 of Notes to Consolidated Financial Statements for further information.
(5) Amounts in years 2000 through 2003 include the effect of adjustments noted above in (2) and (3) above.
(6) Historical amounts include the reclassification of intangible assets and prior period adjustments. See Note 1 and Note 2 of Notes to Consolidated Financial Statements for further information.
(7) The amount discussed in note (2) above is included within taxes payable in 2000 as the Company had a net liability in 2000. In later years, the amount was reclassified to current assets as the Company had a net tax receivable.
(8) Amount includes a reclassification for of certain reclamation liabilities. See Note 1 of Notes to Consolidated Financial Statements for further information.
(9)  Amount in 2001 through 2003 includes the effect of the adjustment in note
     (3) above.
(10) Amounts in 2000 through 2003 include adjustments related to the reclassification of intangible assets. See Note 1 of Notes to Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global, specialty minerals company and earn our revenues and profits from seven product lines. Our minerals segment operates manufacturing facilities in North America, Europe, and Asia/Pacific regions and has three business units: metalcasting, pet products and specialty minerals. Our environmental segment operates seven manufacturing facilities in six countries and has three business units: lining technologies, building materials and water treatment. Additionally, we have a transportation segment that performs trucking services for the minerals and environmental segments as well as unrelated parties. We are also developing a nanocomposite business that is reported within our corporate segment.

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

        Our customer base is diverse in regard to their end-markets and geography. They range from foundries that produce castings for automotive and transportation products--heavy-duty trucks and railroad cars--to producers of consumer goods--cat box filler, cosmetics and detergents. A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence. A majority of our business is performed under short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

        Approximately 63% of our revenue is generated in North America, consequently, the state of the U.S. economy impacts our revenues. Our fastest growing markets are in Central Europe and Asia, which have continued to outpace the U.S. in economic growth. The weakening of the U.S. dollar has been a benefit to our revenues and profits over the past year; however, our operating results may be affected in the future by changes in the euro, British pound, and Polish zloty compared to the U.S. dollar.

        Sustainable, long-term profit growth is our primary objective. We are undertaking a number of strategic initiatives to achieve this goal:

    . Organic growth: The central component of our growth strategy is expansion of our product lines and market presence. We have had a history of commitment to research and development and using this resource to bring innovative products to market. We believe this approach to growth offers the best probability of achieving our long-term goals at the lowest risk.

    . Globalization: We have expanded our manufacturing and marketing organizations into Europe and Asia-Pacific over the last 40 years. This operating experience enables us to expand further into emerging markets. We see China and India as significant opportunities for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow.

    . Mineral development: Bentonite is a component in over 90% of the products we produce. Since it is a natural material, we must continually expand our reserve base to maintain a long-term business. Our goal is to add new reserves to replace the bentonite mined each year. Furthermore, we need to assure new reserves meet the physical property requirements for our diverse product lines and are economical to mine. Our organization that is committed to developing its global reserve base to meet these requirements.

    . Acquisitions: We continually seek opportunities to add complementary businesses to our portfolio of products. Over the last three years, we have acquired seven businesses for a total cost of approximately $37 million. A strong financial position will enable us to continue to acquire businesses which, in our assessment, are valued fairly and fit with our growth strategy.

        There can be no assurance that we will achieve success in implementing any one or more of the strategic initiatives described above.

        A number of risks will challenge us in meeting our long-term objectives. We describe certain risks, such as competition and our reliance on economically sensitive markets, under "Item 7A. Quantitive and Qualitative Disclosures About Market Risk". In general, the significance of these risks has not changed over the past year. One particular situation, however, does present a challenge to manage in the near term. Transportation costs continue to increase significantly. Domestically, inland rail and trucking costs continue to increase. In addition, bulk cargo shipping costs continue to increase due to acute demand from China. We rely on shipping bulk cargos of bentonite from the U.S. and China to customers, as well as our own subsidiaries. This issue is not isolated to AMCOL; however, we may need to offset additional shipping costs with price increases to customers in order to maintain our profitability. There can be no assurance that we will be successful in achieving these price increases. We are also reviewing our shipping patterns to determine more cost-effective means of transporting bulk cargos.

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

        Our management has identified the most critical accounting policies upon which the financial statements are based and that involve the most complex and subjective decisions and assessments. These policies are discussed below and also in Note 1 of the Notes to Consolidated Financial Statements. Our senior management has discussed the development, selection and disclosure of these policies with the members of the Audit Committee of our Board of Directors. These accounting policies are disclosed in the notes to the consolidated financial statements. The discussion which follows should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

        We base our estimates on our historical experience as well as current facts and circumstances. The discount rate reflects the market rate for high-quality fixed income debt instruments on the measurement date. The rate is used to discount the future cash flows of benefit obligations back to the measurement date. An increase in the discount rate reduces pension expense and liabilities. The expected long-term rate of return on plan assets is determined using historic market return trends together with current market conditions and actual plan experience. An increase in the expected long-term rate of return on plan assets reduces pension expense and liabilities. The expected rate of compensation increase is determined based on our near-term outlook and assumed inflation. Higher compensation rates increase the pension expense and liabilities. Retirement rates are based primarily on actual plan experience. Mortality rates are based on tables published by the insurance industry. Different estimates used by management could result in our recognizing different amounts of expense over different periods of time. Note 13 to Notes to Consolidated Financial Statements describes details of our pension obligations and the expense for the year ended December 31, 2004.

INCOME TAXES

        Our effective tax rate is based on the expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe those positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of changes to reserves that we consider appropriate. The rate is then applied to pre-tax income reported in our consolidated statements of operations. Our estimates of income tax items, expense and reserves are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors. As of December 31, 2004, our income taxes receivable includes a contingency reserve to reflect the potential reduction of refunds which may result from the examination of the returns by the IRS.

        Valuation allowances are recorded, if necessary, to measure a deferred tax asset at an estimated realizable value. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate. Changes in a valuation allowance are recorded in the period when we determine events have occurred that will impact the realizable value of the asset.

        A number of years may elapse before a particular matter, for which we have established a reserve or valuation allowance, is audited and finally resolved. Audits of our United States federal income tax returns have been completed through 2001. State income tax returns are audited more infrequently. Unfavorable settlement of any particular issue would require use of our cash and could result in the recording of additional tax expense. Favorable resolution would be recognized as a reduction to our tax provision in the year of resolution.

        The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $31.1 million of undistributed earnings from international subsidiaries as of December 31, 2004 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

        In October 2004, the American Jobs Creation Act (the "Act") was enacted which allowed for a temporary 85% dividends received deduction on certain foreign earnings repatriated into the U.S. The portion of the dividend that qualifies for the 85% deduction is that amount which exceeds an average of past years' foreign dividends. Additionally, certain criteria must be met when the funds are repatriated and may ultimately qualify for an effective tax rate as low as 5.25%.

        The Company is in process of evaluating whether it will repatriate foreign earnings under the Act. The range of amounts that are reasonably under consideration for repatriation are from $0 to $26.9 million. The Company will evaluate the merits of repatriating foreign earnings in 2005 and report the tax impact, if any, of an envisioned repatriation upon the finalization of a repatriation plan. The Company has not recognized any income tax effect relating to the Act as we are currently not in a position to reasonably estimate the tax impact of any repatriation.

NEW ACCOUNTING STANDARDS

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. SFAS No. 151 also requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities; it is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this Statement in 2004; the adoption of this Statement did not have a material impact on our results of operations, financial position or cash flows.

        In December 2003, the FASB issued a revision to SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosure for defined benefit plans. This Statement requires additional disclosures about the assets (including plan assets by category), obligations and cash flows of defined pension plans and other defined benefit postretirement plans. It also requires reporting of various elements of pension and other postretirement benefit costs on a quarterly basis. Generally, the disclosure requirements are effective for interim periods beginning after December 15, 2003; however, information about foreign plans is effective for fiscal years ending after June 15, 2004. We adopted the revised SFAS No. 132 in December 2003.

        We grant various types of stock-based compensation to directors, executives and employees. The majority of our stock-based compensation is awarded in the form of non-qualified stock options and restricted stock. Effective January 1, 2003, we prospectively adopted the fair value method of recording stock-based compensation as defined in SFAS No. 123, "Accounting for Stock-based Compensation." As a result, in 2003 we began to expense the fair value of stock options that were awarded to employees after January 1, 2003. Prior to 2003, we accounted for stock options using the intrinsic method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense was recognized for stock options awarded prior to 2003.

        The disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allowed us to adopt SFAS No. 123 prospectively, provide that the pro forma net earnings and net earnings per share be presented as if the fair value based method had been applied to all awards granted to employees, not just awards granted after the date of adoption. Since we chose the prospective method of expensing stock options, the actual stock-based compensation expense recorded in 2003 and 2004 was less than the amount calculated for this pro forma requirement.

        In December 2004, the FASB amended FAS 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement eliminates the prospective option we have applied under SFAS No. 148 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Due to the fact that the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, will have vested as of June 15, 2005 the revised computations will not have a material impact on our financial statements.

        FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate income earned abroad principally for earnings that have previously been deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. We have previously deemed our foreign earnings as permanently reinvested and have not fully provided for taxes on unremitted foreign earnings. As a result and under the Company's current plans, we do not expect that FSP 109-2 will have a material impact on our results of operations, financial position or cash flows.

        FSP No. 109-1, "Application of FASB Statement No.109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The Jobs Act also provides for a two-year phase out of the existing extra-territorial income exclusion ("ETI") for foreign sales. The deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a material change in our effective tax rate for fiscal years 2005 and 2006, based on current earnings levels.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2004

        The discussion below references the consolidated statement of operations on page F-4 in Part IV of this document.

        Net sales for the year ended December 31, 2004 were $459.1 million compared with $372.0 million for 2003 and $305.1 million for 2002. Minerals contributed approximately 54% of the increase in net sales over 2003. The environmental and transportation segments contributed 45% and 1%, respectively, to the increase in net sales; intersegment shipping revenue increased by 12% over 2003. Acquisitions and fluctuation in foreign currency translation accounted for approximately 32% and 14%, respectively, of the 2004 over 2003 increase. In comparing 2003 with 2002, minerals accounted for approximately 67% of the increase, while environmental and transportation contributed 30% and 3%, respectively. Acquisitions and fluctuations in foreign currency translation accounted for approximately 17% and 9%, respectively, of the 2003 over 2002 increase. Other elements of the increase in net sales are described in the operating segment discussions below.

        Gross profit was $115.9 million for the year ended December 31, 2004 compared with $97.6 million for 2003 and $78.1 million in 2002. The 19% increase in gross profit in 2004 over 2003 resulted from the higher overall sales. Higher minerals segment sales generated the 25% increase in gross profit in 2003 compared with 2002. Gross margin was 25.2% in 2004 compared with 26.2% in 2003 and 25.6% in 2002. Higher production costs and greater sales of low gross margin products in the environmental segment led to the 100 basis point decline in 2004 compared with 2003. The 60 basis point improvement in gross margin in 2003 over 2002 followed the increase in net sales and lower production costs.

        General, selling and administrative expenses were $80.2 million for the year ended December 31, 2004 compared with $68.6 million in 2003 and $58.4 million in 2002. A number of expenses including higher compensation, employee benefits and professional and consulting fees associated with Section 404 of the Sarbanes-Oxley Act caused the increase in 2004 over 2003. Higher compensation and employee benefit costs were the primary causes for the increase in 2003 over 2002.

        Operating profit was $35.7 million for the year ended December 31, 2004, compared with $28.9 million in 2003 and $19.7 million in 2002. The improvement in operating profit in both periods followed the increase in sales and gross profit. Operating margin for 2004 was 7.8% compared with 7.8% in 2003 and 6.4% in 2002. Minerals segment margins improved in 2004 compared with 2003; however, a decline in environmental segment margins offset the improvement. The 140 basis point improvement in operating margin in 2003 resulted from increased profitability in the minerals and environmental segments that was generated by higher sales and gross profit.

        A review of sales, gross profit, general, selling and administrative expenses and operating profit by segment follows.

MINERALS SEGMENT

                                                                   YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
       MINERALS                    2004                 2003                2002            2004 VS. 2003        2003 VS. 2002
-------------------------   ------------------   ------------------   -----------------   ------------------   ------------------
                                                                    (Dollars in Thousands)
Net sales                     264,065    100.0%    217,104    100.0%    172,570   100.0%     46,961     21.6%     44,534     25.8%
Cost of sales                 211,228     80.0%    174,048     80.2%    139,636    80.9%
                            ---------   ------   ---------   ------   ---------  ------
  Gross profit                 52,837     20.0%     43,056     19.8%     32,934    19.1%      9,781     22.7%     10,122     30.7%
General, selling and
 administrative expenses       22,518      8.5%     19,633      9.0%     17,064     9.9%      2,885     14.7%      2,569     15.1%
                            ---------   ------   ---------   ------   ---------  ------
  Operating profit          $  30,319     11.5%  $  23,423     10.8%  $  15,870     9.2%  $   6,896     29.4%  $   7,553     47.6%

2004 VS. 2003

        The $47.0 million increase in sales resulted from strong volume growth in the metalcasting and specialty minerals businesses. Metalcasting sales were also aided by price increases implemented as a result of rising raw materials and logistics costs. The detergents additives business led the increase in specialty minerals sales. Pet products sales were relatively stable. Acquisitions and fluctuations in foreign currency translation accounted for approximately 11% and 13%, respectively, of the increase in sales.

        Gross profit increased commensurate with higher sales. Gross margin improved by 20 basis points due to higher volumes which contributed to lower production costs for certain businesses.

         General, selling and administrative expenses increased due to higher compensation and benefit costs. Acquisitions and foreign exchange also contributed to the increase.

         Operating profit improved due to the greater sales and gross profit as explained above. Operating margin improved by 70 basis points with the higher volume in the metalcasting and specialty minerals businesses.

2003 VS. 2002

        Approximately 24% of the $44.5 million increase in minerals net sales over 2002 was attributed to the January through April period in 2003, which is the period in 2002 prior to the acquisition of Colin Stewart Minchem Limited
(CSM). Net sales improved over 2002 in all three business units, metalcasting, pet products and specialty minerals. Metalcasting volumes improved in North America primarily from increased demand from certain foundry customers. Pricing also improved in certain product lines to offset higher raw material and shipping costs. Our Asian metalcasting businesses also increased volumes over 2002, particularly in China. Pet products sales increased due to higher volume and improved pricing, which was aided by lower customer discounts. Specialty minerals sales primarily improved due to higher volume to detergent customers. Oil and gas drilling volume also improved over 2002.

        Gross profit increased over 2002 primarily as a result of the improvement in net sales described above. In addition, productivity improvements in the pet products business decreased unit manufacturing costs. Higher volume and productivity improvements expanded gross margin by 70 basis points to 19.8% in 2003.

        The inclusion of a full year of costs related to CSM, together with higher compensation and employee benefit costs accounted for a majority of the increase in general, selling and administrative expenses.

ENVIRONMENTAL SEGMENT

                                                                   YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
     ENVIRONMENTAL                2004                 2003                2002            2004 VS. 2003        2003 VS. 2002
-------------------------   -----------------    -----------------    -----------------    -----------------    -----------------
                                                                    (Dollars in Thousands)
Net sales                    170,152    100.0%    131,351    100.0%    111,126    100.0%     38,801     29.5%     20,225     18.2%
Cost of sales                111,565     65.6%     80,897     61.6%     69,333     62.4%
                            --------   ------    --------   ------    --------   ------
  Gross profit                58,587     34.4%     50,454     38.4%     41,793     37.6%      8,133     16.1%      8,661     20.7%
General, selling and
 administrative expenses      38,028     22.3%     32,599     24.8%     27,420     24.7%      5,429     16.7%      5,179     18.9%
                            --------   ------    --------   ------    --------   ------
  Operating profit          $ 20,559     12.1%   $ 17,855     13.6%   $ 14,373     12.9%   $  2,704     15.1%   $  3,482     24.2%

2004 VS. 2003

        The $38.8 million increase in sales was primarily attributed to the impact of acquisitions. The two acquisitions, which were completed as of January 1, 2004, contributed approximately 58% of the growth in sales. See Note 10 of the accompanying consolidated financial statements for further details on the acquisitions. Fluctuations in foreign currency translation accounted for approximately 17% of the increase. Strong volume increases in the European lining technologies and building materials businesses also contributed to the increase.

        Gross profit increased due to the increase in sales; however, gross margins declined by 400 basis points. Lower relative profitability on sales generated by the acquired businesses was the primary reason for the margin decline. The domestic businesses also experienced margin pressure due to increased raw materials and logistics costs.

        General, selling and administrative expenses increased due to higher compensation and benefit costs. Acquisitions and foreign exchange also accounted for the increase.

        Operating profit improved with the increase in sales and gross profit; however, operating margin declined by 150 basis points. As referenced in the explanation for the gross margin decline, acquisitions had the primary detrimental impact on operating margin.

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

TRANSPORTATION SEGMENT

                                                                   YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
     TRANSPORTATION               2004                 2003                2002            2004 VS. 2003        2003 VS. 2002
-------------------------   -----------------    -----------------    -----------------    -----------------    -----------------
                                                                    (Dollars in Thousands)
Net sales                   $ 40,650    100.0%   $ 37,549    100.0%   $ 32,509    100.0%      3,101      8.3%      5,040     15.5%
Cost of sales                 36,179     89.0%     33,508     89.2%     29,141     89.6%
                            --------   ------    --------   ------    --------   ------
  Gross profit                 4,471     11.0%      4,041     10.8%      3,368     10.4%        430     10.6%        673     20.0%
General, selling and
 administrative expenses       2,751      6.8%      2,494      6.6%      2,401      7.4%        257     10.3%         93      3.9%
                            --------   ------    --------   ------    --------   ------
Operating profit            $  1,720      4.2%   $  1,547      4.2%   $    967      3.0%   $    173     11.2%   $    580     60.0%

2004 VS. 2003

        A majority of the increase in sales was attributed to greater intersegment business. Both the domestic minerals and environmental segments experienced higher volumes that led to the increase in transportation services. Intersegment sales accounted for approximately 39% of the segment total. Higher freight rates also contributed to the increase.

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

CORPORATE SEGMENT

                                                          YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------
        CORPORATE                  2004         2003         2002          2004 VS. 2003          2003 VS. 2002
---------------------------      ---------    ---------    ---------    -------------------    -------------------
                                                           (Dollars in Thousands)
Intersegment shipping sales      $ (15,762)   $ (14,038)   $ (11,105)
Intersegment shipping costs        (15,762)     (14,038)     (11,105)
                                 ---------    ---------    ---------
  Gross profit                           -            -            -
Corporate general, selling
 and administrative expenses        13,270       10,090        7,108    $   3,180      31.5%   $   2,982      42.0%
Nanocomposite business
 development expenses                3,655        3,798        4,444         (143)    -3.8%         (646)   -14.5%
                                 ---------    ---------    ---------
Operating loss                   $ (16,925)   $ (13,888)   $ (11,552)   $  (3,037)     21.9%   $  (2,336)     20.2%

2004 VS. 2003

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

        Segment operating expenses were primarily impacted by increased stock compensation costs and higher professional and consulting fees associated with complying with Section 404 of the Sarbanes-Oxley Act. We recorded approximately $1.2 million of tax consulting fees in 2004 in connection with the filing of amended federal income tax returns which are claiming refunds for increased deductions and credits for the 1999 through 2002 periods. Further background on the amended returns is described below in the income taxes narrative.

        Nanocomposite expenses declined slightly due lower net manufacturing costs.

2003 VS. 2002

        The increase in corporate general, selling and administrative expenses in 2003 related to higher compensation and employee benefit costs. Included in compensation costs in the current period were costs associated with stock options granted to employees in the current year. As disclosed in Note 1 to the Consolidated Financial Statements included in Item IV of this document, effective from January 1, 2003, we adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. We elected to record stock-based compensation costs using fair value under the prospective method.

        Lower nanocomposite development expenses in 2003 were due to a decline in research and development costs and lower net manufacturing costs.

NET INTEREST EXPENSE

        Net interest expense was $0.8 million, $0.3 million and $0.5 million in 2004, 2003, and 2002, respectively. Higher average funded debt was the primary cause for the increase in 2004 over 2003. Debt increased due to acquisitions and an increase in working capital. The change from 2002 to 2003 was due to lower average funded debt.

OTHER INCOME (EXPENSE)

        Other income in 2004 was approximately $0.2 million. In 2003 and 2002, other income was $0.6 million and less than $0.1 million, respectively. This item reflects a number of miscellaneous transactions including gains and losses related to foreign exchange transactions and disposals of fixed assets. The decline in 2004 from 2003 was primarily attributed to lower recognized foreign exchange gains at our U.K. and Poland businesses in the current year.

INCOME TAXES

        The effective income tax rate for 2004 was 13% compared with 34% in 2003 and 36% in 2002. In 2004, the Company recorded a reduction to income tax expense of $4,789 associated with depletion deductions and research and development credits available in computing income tax expense. Approximately $821 of this amount relates to changes in estimates resulting from the finalization, in 2004, of the tax return for the 2003 tax year. The remaining $3,968 relates to the filing of amended federal income tax returns dating from 1999 through 2002.

        Regarding the $4,789 mentioned above, the Company recomputed its federal income tax liability for these periods after determining that it could increase certain deductions and credits as allowed under the Internal Revenue Code. The total refund claimed on the returns was $5.2 million; however, the Company determined that a contingency reserve was necessary to reflect potential reduction of the refund after examination of the returns by the IRS. The Company also recorded, in 2004, a $1.1 million credit to income tax expense for the adjustment of deferred income tax assets and income tax payables at a U.K. subsidiary. A portion of this adjustment related to prior reporting periods, but was considered immaterial to those periods; therefore, the entire amount was reflected in 2004. If these two adjustments had not been recorded, the effective income tax rate for 2004 would have been 30%.

        Our effective tax rate is also influenced by the mix of earnings amongst various tax jurisdictions and changes in tax deductions that impact our federal income tax return, but are not recorded in our financial statements. In 2004, the rate was positively impacted due to our use of alternative percentage depletion calculations. Additionally, we incurred lower effective tax rates in foreign jurisdictions. Note 8 of Notes to Consolidated Financial Statements, which is included in Part IV of this report, provides further detail on the reconciliation of our effective tax rate to the statutory rate. The decrease in the 2003 rate from 2002 was due to increased taxable income in foreign jurisdictions which have lower statutory rates than the U.S.

DISCONTINUED OPERATIONS

        Discontinued operations reported in 2003 reflected the recording of a tax benefit associated with the disposal of the U.K.-based metalcasting and cat litter businesses. The disposal transactions were completed in 2001.

        On February 18, 2004, the Internal Revenue Service notified us that audits of certain federal income tax returns, including 2001, had been completed and approved by the Committee on Joint Taxation. The 2001 return included deductions for losses associated with the disposal of the aforementioned businesses. Upon receiving this notification, effective as of December 31, 2003, we revised our estimate of income taxes payable previously recorded to recognize an income tax receivable of $8.9 million, including interest on the forthcoming refund. The tax refunds were received in 2004.

NET INCOME

        Net income for 2004 was $31.6 million compared with $28.9 million and $13.0 million in 2003 and 2002, respectively. In 2003, net income included an $8.9 million benefit from discontinued operations as previously discussed. The improvement in income from continuing operations in both comparison periods (2004 vs. 2003 and 2003 vs. 2002) was attributed to the increase in operating profit for the reasons described earlier in this report. Net income in 2004 was also positively impacted by the adjustments to income tax expense which reduced the overall effective tax rate as previously discussed.

EARNINGS PER SHARE

        Diluted earnings per share were calculated using the weighted average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common share equivalents. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately
30.7 million in 2004, 29.8 million in 2003 and 30.1 million in 2002.

        There were 29.4 million shares outstanding, excluding common share equivalents, at December 31, 2004, compared with 29.1 million at December 31, 2003, and 27.9 million at December 31, 2002. The increase in shares in 2004 was due to exercise of stock options which was partially offset by stock repurchases. The 1.2 million share increase in 2003 was related to the issuance of 1.5 million shares of treasury stock to employees in connection with the exercise of stock options. This increase was offset by the repurchase of 267,000 shares of common stock on the open market.

        Diluted earnings per share from continuing operations in 2004 were $1.03 per share compared with $0.67 per share and $0.43 per share in 2003 and 2002, respectively. The improvement for both comparison periods was commensurate with the increase in net income from continuing operations previously described. Also impacting 2004, was a reduction of income tax expense, described above, which contributed approximately $0.14 per share. Net income per diluted share was $0.97 share in 2003 which was positively impacted by $0.30 per diluted share due to the effect of discontinued operations as previously described. Net income per diluted share was equal to income from continuing operations per share in 2004 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows from operations, borrowings from a revolving credit facility and proceeds from the exercise of stock options by employees have been the sources of funds to purchase property, plant and equipment; acquire businesses; repurchase common stock; and pay dividends to shareholders. We believe cash flows from operations and borrowings from an unused and committed revolving credit facility will be adequate to support our operating plans for the foreseeable future. Following is a discussion and analysis of our cash flow activities as presented in the Consolidated Statements of Cash Flows within Part IV of this report.

        During 2004, cash provided by operating activities of continuing operations was $17.4 million compared with $28.6 million in 2003 and $38.4 million in 2002. The decline in 2004 was primarily attributed to cash used for working capital. Accounts receivable and inventories in 2004 increased by $22.0 million and $16.8 million, respectively, over 2003. The increases were commensurate with our sales growth. The decline in 2003 from 2002 was also due to an increase in working capital. Accounts receivable and inventories increases also accounted for the working capital increase in 2003. Net cash provided by discontinued operations was $8.6 million in 2004, which was attributed to the receipt of federal income tax refunds recorded as receivables in December, 2003.

        Net cash used in investing activities in 2004 was $34.7 million compared with $22.8 million in 2003 and $32.3 million in 2002. Capital expenditures totaled $21.6 million and acquisitions were $13.3 million in 2004. In 2003 and 2002, capital expenditures were $15.8 million and $16.2 million, respectively, while acquisitions were $7.1 million and $17.0 million, respectively.

        Capital expenditures increased in 2004 over 2003 primarily due to an acquisition of a vacant facility in the U.S. for $4.4 million that is planned for consolidating certain manufacturing operations for our environmental segment. The remaining portion of the increase was due to further expansion of operations in Asia. There was minimal change in capital expenditures in 2003 compared with 2002. Acquisitions increased in 2004 over 2003 due to two acquisitions that added to our environmental segment.

        We foresee capital expenditures in 2005 to be comparable to 2004. We continue to seek businesses to acquire that meet our strategic objectives; however, we currently do not anticipate any significant funding requirements for such activities in 2005.

        Cash provided by financing activities was $9.3 million in 2004, while cash used in financing activities was $11.6 million in 2003 and $3.0 million in 2002. Net borrowings of debt in 2004 were approximately $20.5 million. We had net repayments of debt totaling approximately $8.3 million and net borrowings of approximately $4.9 million in 2003 and 2002, respectively. The increase in borrowings in 2004 was attributed to acquisitions and funding working capital growth. Net debt repayments in 2003 were the result of higher cash flow from operations and relatively lower spending on acquisitions. Acquisitions completed in 2002 were the primary reason for the net borrowings in that year.

        We repurchased approximately $2.9 million of our common stock in 2004 compared with $1.6 million in 2003 and $6.9 million in 2002. Our Board of Directors authorized $10 million for stock repurchases in May, 2004. All of the funds remain available for stock repurchases as of December 31, 2004. We elect to repurchase our common stock in the open market from time to time when we consider utilizing funds for this purpose represent a good return to our shareholders.

        Dividends on our common stock were $9.4 million in 2004 compared with $4.6 million in 2003 and $2.7 million in 2002. Declared dividends were $0.32 per share in 2004 compared with $0.16 per share in 2003 to $0.095 per share in 2002. The increases reflected the improvement in our earnings and cash flows from 2002 through 2004.

        As of December 31, 2004, we had outstanding debt of $34.3 million and cash of $17.6 million, compared with $9.9 million of outstanding debt and $13.5 million of cash at December 31, 2003. Long-term debt represented 13% of total capitalization at December 31, 2004, compared with 5% at December 31, 2003.

        We had a current ratio of 3.1-to-1 as of December 31, 2004, and working capital of approximately $129.4 million, compared with 3.0-to-1 and $95.9 million, respectively, as of December 31, 2003. The current ratio and working capital increased due to the growth in sales we experienced in 2004.

        The following schedule sets forth details of our contractual obligations at December 31, 2004:

                                                            PAYMENTS DUE BY PERIOD
                                           ----------------------------------------------------
                                                       LESS
                                                       THAN 1       1-3        4-5     AFTER 5
                                            TOTAL       YEAR       YEARS      YEARS     YEARS
                                           --------   --------   --------   --------   --------
                                                               (in millions)
Bank debt                                      34.3   $      -   $   29.5   $      -   $    4.8
Operating leases                               13.4        4.1        8.0        0.5        0.8
                                           --------   --------   --------   --------   --------
Total contractual cash obligations         $   47.7   $    4.1   $   37.5   $    0.5   $    5.6
                                           ========   ========   ========   ========   ========

        Bank debt includes approximately $29.5 million due under a revolving credit agreement, which provides for a commitment of $100 million in borrowing capacity and matures on October 31, 2006. Borrowing rates on the facility can range from 0.625% to 1.20% above the 3-month London Inter Bank Offered Rate (LIBOR) depending upon the amount of the credit line used and certain capitalization ratios. The facility requires certain covenants to be met including specific amounts of net worth, and also limits our ability to make additional borrowings and guarantees. We were in compliance with these covenants at December 31, 2004.

        Operating leases relate to non-cancelable obligations for railroad cars, truck trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Additional information regarding operating leases is disclosed in Note 12 of Notes to the Consolidated Financial Statements included in Part IV of this report.

        At December 31, 2004 and 2003, the Company had outstanding standby letters of credit of $13.9 million and $13.7 million, respectively, which are not included in the obligations in the table above. These letters of credit typically serve to guarantee the Company's performance of its obligations related to land reclamation and workers' compensation claims. The Company has recognized the estimated costs of its obligations related to land reclamation and workers' compensation claims in the Company's consolidated balance sheets as of December 31, 2004 and 2003.

        Since the mid-1980s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content of our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our foundry customers. To date, we have not incurred significant costs in defending these matters. We believe we have adequate insurance coverage and do not believe the litigation will have a material adverse impact on our financial condition, liquidity or results of the operations.

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

RELIANCE ON METALCASTING AND CONSTRUCTION INDUSTRIES

        Approximately 45% of our minerals segment's sales and 30% of our environmental segment's sales in 2004 were to the metalcasting and construction markets, respectively. The metalcasting and construction markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for products by the metalcasting and construction markets may decline and our business or future financial results in the minerals and environmental segments may be adversely affected.

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

RISKS OF INTERNATIONAL EXPANSION

        An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. In 2004, our business outside North America represented approximately 37% of our consolidated sales. The approximate breakdown of the sales outside of the United States for 2004 was as follows: Europe 73%; Asia Pacific 24%; and other regions 3%. As we expand internationally, we will be subject to increased risks, which may include the following:

        .   currency exchange or price control laws;
        .   currency translation adjustments;
        .   political and economic instability;
        .   unexpected changes in regulatory requirements;
        .   tariffs and other trade barriers;
        .   longer accounts receivable collection cycles; and
        .   adverse tax consequences.

        The above listed events could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country's legal system.

OCEAN SHIPPING AND LOGISTICS

        Bulk cargo shipping costs have been rising significantly due to acute demand from China. We rely on shipping bulk cargos of bentonite from the U.S. and China to customers, as well as our own subsidiaries. This issue is not isolated to AMCOL; however, we may need to offset additional shipping costs with price increases to customers in order to maintain our profitability. Other factors in the U.S. that will potentially impact us are escalating costs of purchased raw materials derived from petrochemical stocks and increases in rail freight rates. While we have been successful in attaining price increases in certain markets to offset some of these rising costs, there can be no assurance that we will be successful in continuing to achieve these price increases.

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

FINANCIAL REGULATION RISK

        In response to recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes Oxley Act of 2002, we continue to devote significant resources and time to comply with these new requirements. In particular, we are currently undertaking a full analysis and documentation of the Company's internal control over financial reporting. In addition to significant expenditures, compliance with these new rules has also required significant time and attention by our management, which has caused disruptions to normal business operations.

        As discussed in Item 9A. Controls and Procedures, we have identified a material weakness that relates to financial statement tax provisions. Additional testing could identify additional deficiencies in our internal control over financial reporting. We expect to conclude that the Company has at least one material weakness in internal control over financial reporting. As a result, we will be unable to conclude that our disclosure controls or our internal control over financial reporting are effective as of December 31, 2004. We are not certain of the consequences of our inability to conclude that our disclosure controls and internal control over financial reporting are effective, although possible consequences could include actions by regulatory authorities such as the SEC or the New York Stock Exchange, a loss of confidence by our investors in our reported financial information, and a decline in the trading price of our common stock.

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

EXCHANGE RATE SENSITIVITY

        We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to changes in exchange rates for the U.S. dollar versus the euro, the British pound, and the Polish zloty. We also have significant exposure to changes in exchange rates between the British pound and the euro and the Polish zloty and the euro.

        Our various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2004, we had no material outstanding foreign currency contracts.

INTEREST RATE SENSITIVITY

        The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The instruments' actual cash flows are denominated in U.S. dollars.

                                                                       EXPECTED MATURITY DATE
                                   ----------------------------------------------------------------------------------------------
                                                                                                                          FAIR
                                     2005        2006        2007        2008        2009      THEREAFTER     TOTAL       VALUE
                                   ---------   ---------   ---------   ---------   ---------   ----------   ---------   ---------
(US$ equivalent in thousands)
Short-term debt:
  Variable rate                    $       -   $       -   $       -   $       -   $       -   $        -   $       -   $       -
  Average interest rate                    -           -           -           -           -            -           -           -
Long-term debt:
  Variable rate                            -      29,495           -           -           -        4,800           -      34,295
  Average interest rate                    -         3.0%          -           -           -          1.7%          -           -
                                   ---------   ---------   ---------   ---------   ---------   ----------   ---------   ---------
Total                              $       -   $  29,495   $       -   $       -   $       -   $    4,800   $       -   $  34,295
                                   =========   =========   =========   =========   =========   ==========   =========   =========

        We periodically use interest rate swaps to manage interest rate risk on debt securities. These instruments allow us to change the characteristics of variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2004 and 2003, there were no interest rate swaps outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness in our internal control over financial reporting discussed below under "Management's Report on Internal Control Over Financial Reporting," our disclosure controls and procedures were not effective as of December 31, 2004 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported as and when required. Notwithstanding the foregoing, management believes that the financial statements included within this report fairly present in all material respects the financial position and results of operations of the Company, in conformity with generally accepted accounting principles in the United States, for the periods presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

        As permitted by an exemptive order issued by the SEC on November 30, 2004 (SEC Release No. 34-50754), management's annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of our registered independent auditors required by
Item 308(b) of Regulation S-K, may be filed by amendment to our Annual Report on Form 10-K within forty five days after the original filing period for such Annual Report on Form 10-K (the "Extension Order").

        Because our management continues to assess the effectiveness of it's internal control over financial reporting, we will take advantage of the extension provided by the Extension Order and file management's annual report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm by amendment to this Annual Report on Form 10-K prior to the expiration of such extension on May 2, 2005.

        Although we are relying upon the Extension Order, management of the Company will report a material weakness in internal control over financial reporting as of December 31, 2004 with respect to controls over accounting for income taxes, when it completes the assessment required by Section 404 of the Sarbanes-Oxley Act. Therefore, management will be required to conclude that the Company's internal control over financial reporting was ineffective as of December 31, 2004. In making this assessment, our management will use the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In conducting the aforementioned evaluation and assessment, management identified a material weakness in internal control over financial reporting relative to our accounting for income taxes. In particular, our design of internal controls did not address the accounting considerations arising from the filing of tax returns or the timing of recording of changes in accounting estimates relating to income taxes of foreign subsidiaries. This control weakness resulted in errors in our accounting for income taxes, which were identified during the course of our 2004 audit, and resulted in (i) restatement of our financial results for the quarter ended September 30, 2004 to both increase net income reported in such financial statements to recognize expected federal income tax refunds relating to certain deductions and credits claimed in amended tax returns filed in September 2004 and to make certain adjustments to deferred income tax assets and income taxes payable by a wholly-owned Company subsidiary in the United Kingdom and (ii) increase retained earnings to reflect its estimate of the refund resulting from such certain state tax deductions claimed in amended tax returns filed in September 2004.

        Our management is in the process of further assessing the effectiveness of our internal controls over financial reporting. Additional testing may cause management to identify additional deficiencies in our internal controls over financial reporting as of December 31, 2004.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        We are working to design and implement appropriate procedures in order to remediate the deficiencies in our internal control over financial reporting concerning accounting for income taxes. After the discovery, in the first quarter of 2005, of the errors resulting in the restatement of our financial statements for the quarter ended September 30, 2004, we implemented changes to our design of internal control with respect to accounting for income taxes. Specifically, we will formalize procedures relating to determination of appropriate accounting treatment for certain deduction and credit positions taken in filing income tax returns, both amended and original. Our Tax Manager will be responsible to report to the Controller and Chief Financial Officer each quarter changes in such tax positions that may have a material effect on the financial statements. The Controller and Chief Financial Officer will review the positions and document conclusions as to the accounting treatment. Additionally, we will enhance controls over financial reporting of our foreign subsidiaries to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles and changes in accounting estimates are recorded in the appropriate reporting period.

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

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

           (a)   1.  See Index to Financial Statements and Financial Statement Schedule below.
                 2.  See Financial Statements and Index to Financial Statement Schedule below.
                     Such Financial Statements and Schedule are incorporated herein by reference.
                 3.  See Index to Exhibits immediately following the signature page.
           (b)   See Index to Exhibits immediately following the signature page.
           (c)   See Index to Financial Statements and Financial Statement Schedule below.

ITEM 15(a) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                             PAGE
                                                                                                                             ----
           (1)   Financial Statements:
                 Report of Independent Registered Public Accounting Firm                                                     F-2
                 Consolidated Balance Sheets, December 31, 2004 and 2003                                                     F-3
                 Consolidated Statements of Operations, Years ended December 31, 2004, 2003 and 2002                         F-4
                 Consolidated Statements of Comprehensive Income, Years ended December 31, 2004, 2003 and 2002               F-5
                 Consolidated Statements of Stockholders' Equity, Years ended December 31, 2004, 2003 and 2002               F-6
                 Consolidated Statements of Cash Flows, Years ended December 31, 2004, 2003 and 2002                         F-7
                 Notes to Consolidated Financial Statements                                                                  F-8
           (2)   Financial Statement Schedule:
                 Schedule II - Valuation and Qualifying Accounts                                                             F-30

        All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is not material.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As described in Note 2 to the consolidated financial statements, the Company's consolidated balance sheet as of December 31, 2003 and the related consolidated statements of stockholders' equity for the years ended December 31, 2003 and 2002 have been restated.

        As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation effective January 1, 2003, and its method of accounting for goodwill as of January 1, 2002.

                                                           KPMG LLP

Chicago, Illinois
March 30, 2005

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                          DECEMBER 31,
                                                  -----------------------------
                                                                       2003
                                                                     Restated
                   ASSETS                             2004           (Note 2)
----------------------------------------------    ------------     ------------
Current assets:
  Cash                                            $     17,594     $     13,525
  Accounts receivable:
    Trade, less allowance for doubtful
     accounts of $4,637 and $3,455 in
     2004 and 2003, respectively                        86,128           58,385
    Other                                                2,214            2,612
  Inventories                                           63,882           46,182
  Prepaid expenses                                       7,111            5,108
  Current deferred tax assets                            4,293            3,639
  Income taxes receivable                                9,126           14,123
  Assets held for sale                                     752                -
                                                  ------------     ------------
    Total current assets                               191,100          143,574
                                                  ------------     ------------
Investment in and advances to joint
 ventures                                               15,023           13,068
                                                  ------------     ------------
Property, plant, equipment, and mineral
 rights and reserves:
  Land and mineral rights                               12,019           10,275
  Depreciable assets                                   247,280          226,221
                                                  ------------     ------------
                                                       259,299          236,496
  Less: accumulated depreciation                       165,658          149,500
                                                  ------------     ------------
                                                        93,641           86,996
                                                  ------------     ------------
Other assets:
  Goodwill                                              19,225            5,633
  Intangible assets, less accumulated
   amortization of $4,953 and $3,872 in
   2004 and 2003, respectively                           3,802            4,345
  Deferred tax assets                                    6,444            5,314
  Other assets                                           7,207            6,399
                                                  ------------     ------------
                                                        36,678           21,691
                                                  ------------     ------------
                                                  $    336,442     $    265,329
                                                  ============     ============

                                                          DECEMBER 31,
                                                  -----------------------------
                                                                       2003
                                                                     Restated
    LIABILITIES AND STOCKHOLDERS' EQUITY              2004           (Note 2)
----------------------------------------------    ------------     ------------
Current liabilities:
  Current maturities of long-term debt and
   notes payable                                  $          -     $        844
  Accounts payable                                      25,474           20,365
  Accrued liabilities                                   36,207           26,499
                                                  ------------     ------------
    Total current liabilities                           61,681           47,708
                                                  ------------     ------------
Long-term debt                                          34,295            9,006
                                                  ------------     ------------
Minority interests in subsidiaries                           5              116
Deferred compensation                                    5,872            4,583
Other liabilities                                       12,655           12,466
                                                  ------------     ------------
                                                        18,532           17,165
                                                  ------------     ------------
Stockholders' equity:
  Common stock, par value $.01 per share.
   Authorized 100,000,000 shares; issued
   32,015,771 shares in 2004 and 2003                      320              320
  Additional paid in capital                            69,763           67,513
  Retained earnings                                    154,366          132,179
  Accumulated other comprehensive income                14,905            8,372
                                                  ------------     ------------
                                                       239,354          208,384
Less:
  Treasury stock (2,620,016 and 2,908,025
   shares in 2004 and 2003, respectively)               17,420           16,934
                                                  ------------     ------------
                                                       221,934          191,450
                                                  ------------     ------------
                                                  $    336,442     $    265,329
                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     2004           2003           2002
                                                 ------------   ------------   ------------
CONTINUING OPERATIONS
Net sales                                        $    459,105   $    371,966   $    305,100
Cost of sales                                         343,210        274,415        227,005
                                                 ------------   ------------   ------------
  Gross profit                                        115,895         97,551         78,095
General, selling and administrative expenses           80,222         68,614         58,437
                                                 ------------   ------------   ------------
  Operating profit                                     35,673         28,937         19,658
                                                 ------------   ------------   ------------
Other income (expense):
  Interest expense, net                                  (826)          (280)          (512)
  Other, net                                              225            604             43
                                                 ------------   ------------   ------------
                                                         (601)           324           (469)
                                                 ------------   ------------   ------------
  Income before income taxes, equity in income
   of joint ventures, and minority interest            35,072         29,261         19,189
Income tax expense                                      4,687          9,946          6,916
                                                 ------------   ------------   ------------
  Income before equity in income of joint
   ventures and minority interest                      30,385         19,315         12,273
Income from joint ventures                              1,180            600            531
Minority interest in net loss of subsidiary                 -              -            164
                                                 ------------   ------------   ------------
  Income from continuing operations                    31,565         19,915         12,968
                                                 ------------   ------------   ------------
DISCONTINUED OPERATIONS
Gain on 2001 disposal (including income tax
 benefits of $8,741 in 2003)                                -          8,950              -
                                                 ------------   ------------   ------------
  Income from discontinued operations                       -          8,950              -
                                                 ------------   ------------   ------------
Net income                                       $     31,565   $     28,865   $     12,968
                                                 ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                           YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     2004           2003           2002
                                                 ------------   ------------   ------------
EARNINGS PER SHARE
Basic earnings per share:
  Continuing operations                          $       1.08   $       0.70   $       0.46
                                                 ------------   ------------   ------------
  Discontinued operations:
    Gain on disposal                                        -           0.32              -
                                                 ------------   ------------   ------------
                                                            -           0.32              -
                                                 ------------   ------------   ------------
  Net income                                     $       1.08   $       1.02   $       0.46
                                                 ============   ============   ============
Diluted earnings per share:
  Continuing operations                          $       1.03   $       0.67   $       0.43
                                                 ------------   ------------   ------------
  Discontinued operations:
    Gain on disposal                                        -           0.30              -
                                                 ------------   ------------   ------------
                                                            -           0.30              -
                                                 ------------   ------------   ------------
  Net income                                     $       1.03   $       0.97   $       0.43
                                                 ============   ============   ============

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Net income                                       $     31,565   $     28,865   $     12,968
Other comprehensive income (loss) -
  Minimum pension liability                              (457)             -              -
  Foreign currency translation adjustment               6,990          6,367          4,693
                                                 ------------   ------------   ------------
Comprehensive income                             $     38,098   $     35,232   $     17,661
                                                 ============   ============   ============

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                                     COMMON STOCK
                                              --------------------------
                                                NUMBER                       ADDITIONAL
                                                  OF                          PAID-IN       RETAINED
                                                SHARES         AMOUNT         CAPITAL       EARNINGS
                                              -----------    -----------    -----------    -----------
Balance at December 31, 2001                   32,015,771            320         71,905         91,017
Prior period adjustments (Note 2)                                                                6,552
                                              -----------    -----------    -----------    -----------
Balance at December 31, 2001 (Restated)        32,015,771            320         71,905         97,569
Net income                                              -              -              -         12,968
Cash dividends ($0.095 per share)                       -              -              -         (2,663)
Translation adjustment                                  -              -              -              -
Purchase of 1,248,407 treasury
 shares                                                 -              -              -              -
Sales of 873,921 treasury
 shares pursuant to options                             -              -         (2,993)             -
Tax benefit from employee stock
 plans                                                  -              -            938              -
                                              -----------    -----------    -----------    -----------
Balance at December 31, 2002 (Restated)        32,015,771            320         69,850        107,874
Net income                                              -              -              -         28,865
Cash dividends ($0.16 per share)                        -              -              -         (4,560)
Translation adjustment                                  -              -              -              -
Purchase of 266,963 treasury
 shares                                                 -              -              -              -
Sales of 1,492,806 treasury
 shares pursuant to options                             -              -         (5,145)             -
Tax benefit from employee stock
 plans                                                  -              -          2,195              -
Vesting of common stock in
 connection with employee stock
 plans                                                  -              -            613              -
                                              -----------    -----------    -----------    -----------
Balance at December 31, 2003 (Restated)        32,015,771            320         67,513        132,179
Net income                                                                                      31,565
Cash dividends ($0.32 per share)                                                                (9,378)
Translation adjustment
Purchase of 189,800 treasury
 shares
Sales of 477,809 treasury
 shares pursuant to options                                                      (1,551)
Tax benefit from employee stock
 plans                                                                            2,027
Vesting of common stock in
 connection with employee stock
 plans                                                                            1,774
Minimum pension liability
                                              -----------    -----------    -----------    -----------
Balance at December 31, 2004                   32,015,771            320         69,763        154,366
                                              ===========    ===========    ===========    ===========

                                               ACCUMULATED
                                                  OTHER
                                              COMPREHENSIVE
                                                  INCOME        TREASURY
                                                  (LOSS)          STOCK          TOTAL
                                              -------------    -----------    -----------
Balance at December 31, 2001                         (2,688)       (19,828)       140,726
Prior period adjustments (Note 2)                                                   6,552
                                              -------------    -----------    -----------
Balance at December 31, 2001 (Restated)              (2,688)       (19,828)      (147,278)
Net income                                                -              -         12,968
Cash dividends ($0.095 per share)                         -              -         (2,663)
Translation adjustment                                4,693              -          4,693
Purchase of 1,248,407 treasury
 shares                                                   -         (6,933)        (6,933)
Sales of 873,921 treasury
shares pursuant to options                                -          4,647          1,654
Tax benefit from employee stock
 plans                                                    -              -            938
                                              -------------    -----------    -----------
Balance at December 31, 2002 (Restated)               2,005        (22,114)       157,935
Net income                                                -              -         28,865
Cash dividends ($0.16 per share)                          -              -         (4,560)
Translation adjustment                                6,367              -          6,367
Purchase of 266,963 treasury
 shares                                                   -         (2,853)        (2,853)
Sales of 1,492,806 treasury                                                             -
shares pursuant to options                                -          7,273          2,128
Tax benefit from employee stock
 plans                                                    -              -          2,195
Vesting of common stock in
 connection with employee
 stock plans                                              -            760          1,373
                                              -------------    -----------    -----------
Balance at December 31, 2003 (Restated)               8,372        (16,934)       191,450
Net income                                                                         31,565
Cash dividends ($0.32 per share)                                                   (9,378)
Translation adjustment                                6,990                         6,990
Purchase of 189,800 treasury                                                            -
 shares                                                             (3,243)        (3,243)
Sales of 477,809 treasury                                                               -
shares pursuant to options                                           2,757          1,206
Tax benefit from employee stock
 plans                                                                              2,027
Vesting of common stock in
 connection with employee stock
 plans                                                                              1,774
Minimum pension liability                              (457)                         (457)
                                              -------------    -----------    -----------
Balance at December 31, 2004                         14,905        (17,420)       221,934
                                              =============    ===========    ===========

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Cash flow from operating activities:
  Income from continuing operations              $     31,565   $     19,915   $     12,968
  Adjustments to reconcile income from
   continuing operations to net cash provided
   by operating activities:
    Depreciation, depletion, and amortization          20,124         18,910         20,759
    Equity in income of joint ventures                 (1,187)          (600)          (531)
    Minority interest in net loss of
     subsidiary                                             7              -           (164)
    Change in minority interest in
     subsidiaries                                           -              -             92
    Increase (decrease) in allowance for
     doubtful accounts                                  1,063            813            515
    Decrease (increase) in deferred income
     taxes                                               (856)        (2,586)         2,882
    Tax benefit from employee stock plans               2,027          2,195            938
    Gain on sale of depreciable assets                   (311)           (73)           (11)
    Stock compensation expense                          1,772            613              -
    Other non-cash charges                               (457)             -              -
    (Increase) decrease in current assets,
     net of effects of acquisitions:
      Accounts receivable                             (22,040)       (12,615)        (2,133)
      Income taxes receivable                          (3,688)           897          2,403
      Inventories                                     (16,817)        (6,721)          (585)
      Prepaid expenses                                 (2,003)        (1,588)           149
    Increase (decrease) in current
     liabilities, net of effects of
     acquisitions:
      Accounts payable                                  2,897          2,447          5,051
      Accrued liabilities                               5,975          8,841         (2,713)
    Increase in other noncurrent assets                (1,893)        (1,345)        (3,026)
    Increase (decrease) in other noncurrent
     liabilities                                        1,209           (457)         1,775
                                                 ------------   ------------   ------------
      Net cash provided by operating
       activities of continuing operations             17,387         28,646         38,369
                                                 ------------   ------------   ------------
      Net cash provided by discontinued
       operations                                       8,625              -              -
                                                 ------------   ------------   ------------
Cash flow from investing activities:
  Proceeds from sale of depreciable assets                739            195            187
  Capital expenditures for land, mineral
   reserves, and depreciable assets                   (21,627)       (15,795)       (16,223)
  (Increase) decrease in investments in and
   advances to joint ventures                            (775)           (49)         1,495
  Acquisitions                                        (13,333)        (7,144)       (16,982)
  Payment of minority interest                           (111)          (499)             -
  Decrease (increase) in other assets                     427            505           (767)
                                                 ------------   ------------   ------------
      Net cash used in investing activities           (34,680)       (22,787)       (32,290)
                                                 ------------   ------------   ------------
Cash flow from financing activities:
  Proceeds from issuance of debt                       88,208         17,145         28,100
  Principal payments of debt                          (67,718)       (25,469)       (23,172)
  Proceeds from sales of treasury stock                 1,090          2,888          1,653
  Purchases of treasury stock                          (2,879)        (1,593)        (6,933)
  Dividends paid                                       (9,377)        (4,560)        (2,663)
                                                 ------------   ------------   ------------
      Net cash provided by (used in)
       financing activities                             9,324        (11,589)        (3,015)
                                                 ------------   ------------   ------------
Effect of foreign currency rate changes
 on cash                                                3,413          3,658          2,213
                                                 ------------   ------------   ------------
Net increase (decrease) in cash and
 cash equivalents                                       4,069         (2,072)         5,277
Cash and cash equivalents at beginning of year         13,525         15,597         10,320
                                                 ------------   ------------   ------------
Cash and cash equivalents at end of year         $     17,594   $     13,525   $     15,597
                                                 ============   ============   ============
Supplemental disclosures of cash flow
 information:
Cash paid for:
  Interest, Net                                  $        537   $        415   $        671
                                                 ============   ============   ============
  Net income taxes paid (refunded)               $       (706)  $     12,808   $      1,632
                                                 ============   ============   ============

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Company Operations

        AMCOL International Corporation (the Company) operates in two principal areas of activity: minerals and environmental. The Company also operates a transportation business which includes delivery of its own products. In 2004, the Company's revenues were derived 58% from minerals, 37% from environmental, and 9% from transportation operations, all reduced by 4% from the elimination of intersegment shipping revenues. The Company's sales in 2004 were approximately 63% from North America and 37% outside of North America. Further descriptions of the Company's products, its principal markets and the relative significance of its operations are included in Note 4, "Business Segment and Geographic Area Information."

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. All subsidiaries greater than 50% owned by the Company are consolidated. The Company's ownership interests in the U.K., Mexican, Indian, and Egyptian ventures range between 20% and 50%. Accordingly, these investments are accounted for using the equity method. The Company's ownership interest in the Japanese investment is recorded at cost. All material intercompany balances and transactions between wholly-owned subsidiaries, including profits on inventories, have been eliminated in consolidation.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", goodwill is tested annually (or more frequently if impairment indicators arise) for impairment. Other intangibles, including trademarks and non-compete agreements, are amortized on the straight-line method over the expected periods to be benefited, which extend up to 10 years.

        The adoption of the provisions within SFAS 142 relating to goodwill amortization resulted in the Company discontinuing the amortization of goodwill effective January 1, 2002. At the date of adoption, the Company's goodwill balance was not significant.

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

        Revenue Recognition

        Product revenue is recognized when products are shipped to customers. Allowances for discounts, rebates, and estimated returns are recorded at the time of sale and are reported as a reduction in revenue. The Company generates some sales through independent, third-party representatives. These sales are recorded in revenues and the commission compensation paid to the representatives is recorded in general, selling and administrative expenses.

        Transportation segment revenue for freight delivery services is recognized upon receipt of signed proof of delivery documents. Amounts payable for purchased transportation, commissions and insurance are accrued when the related revenue is recognized.

        Service revenues, primarily earned by the environmental segment, represent less than 10% of consolidated net sales. Revenue for services performed are recognized in the period such services are performed and customer acceptance is obtained.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        Land Reclamation

        The Company mines various minerals using a surface-mining process which requires the removal of overburden. The Company is obligated to restore the land comprising each mining site to its original condition at the completion of mining activity. The Company recognizes the liability for land reclamation based on the estimated fair value of the obligation. The obligation is adjusted to reflect the passage of time and changes in estimated future cash outflows. At December 31, 2004 the Company's recorded reclamation obligation was $4,850. During the year ended December 31, 2004, the obligation was reduced by $1,325 due to payments made in connection with ongoing reclamation activities offset by accretion of $97 and recognition of additional obligations resulting from normal mining activities of $1,018.

        Research and Development

        Research and development costs are included in general, selling and administrative expenses and amounted to approximately $5,349, $5,018, and $5,953 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Weighted average of common shares outstanding
 for the year                                      29,140,892     28,357,009     28,133,795
Dilutive impact of stock equivalents                1,561,969      1,492,569      2,014,725
                                                 ------------   ------------   ------------
Weighted average of common and common
 equivalent shares for the year                    30,702,861     29,849,578     30,148,520
                                                 ============   ============   ============
Common shares outstanding at December 31           29,395,755     29,107,746     27,881,903
                                                 ============   ============   ============

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        Results for prior years have not been adjusted to reflect the use of the fair value based method of accounting for employee awards. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                           YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Net income, as reported                          $     31,565   $     28,865   $     12,968
Add:  Stock-based employee compensation
 expense included in reported net income, net
 of related tax effects                                 1,090            405              -
Deduct:  Total stock-based employee
 compensation expense determined under fair
 value based method for all awards,
 net of related tax effects                            (1,348)          (962)          (781)
                                                 ------------   ------------   ------------
Pro forma net income                             $     31,307   $     28,308   $     12,187
                                                 ============   ============   ============
Earnings per share:
Basic - as reported                              $       1.08   $       1.02   $       0.46
Basic - pro forma                                $       1.07   $       1.00   $       0.43
Diluted - as reported                            $       1.03   $       0.97   $       0.43
Diluted - pro forma                              $       1.02   $       0.95   $       0.40

        Derivative Instruments and Hedging Activities

        The Company occasionally uses derivative financial instruments (principally interest rate swaps or options) to manage its exposure to changes in interest rates. The Company does not use derivative instruments for trading or other speculative purposes. The Company had no derivative financial instruments outstanding at December 31, 2004 and 2003.

        Reclassifications

        Certain items in the consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation for 2004; these reclassifications relate to commissions, intangible assets and reclamation liabilities.

        Commissions paid to external sales representatives have been reclassified, resulting in increases in net sales, gross profit, and operating expenses. The amounts reclassified for 2002 and 2003 are $6,227 and $8,000, respectively.

        An intangible asset for the environmental segment have been reclassified to reduce prepaid expenses and other long term assets and increase intangible assets; the $750 amortization expense each year relating to the intangible asset within the statement of cash flows has also been reclassified to amortization expense. The reduction in prepaid expenses in 2002 and 2003 was $750 each year; the reduction in other assets in 2002 and 2003 was $3,000 and $2,250, respectively.

        The portion of the reclamation liability expected to be paid within one year for the minerals segment has been reclassified to accrued liabilities in 2003; the amount was $1,337.

(2)     RESTATEMENT

        During 2004, the Company recorded an adjustment of $5,546 to increase retained earnings and income taxes receivable to reflect the correction of an accounting error that occurred in 2000. Commensurate with the sale of its absorbent polymer segment in June 2000, the Company recorded an income tax accrual for the gain on the sale of the segment. In connection with the filing of amended income tax returns in 2004 that, in part, reduced the 2000 income tax liability, the Company discovered an error in the computation of the income tax accrual associated with the sale of the segment.

        Also during 2004, the Company recorded an adjustment of $1,006 to increase retained earnings resulting from a $524 increase in long-term deferred income tax assets, a $350 increase in short-term deferred tax assets and a $132 reduction in income tax accrual to reflect the correction of an accounting error that occurred in 2001.

        The aforementioned adjustments of $1,006 and $5,546 have been recorded as adjustments to retained earnings in the Consolidated Statement of Stockholders' Equity as of January 1, 2002.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(3)     DISCONTINUED OPERATIONS

        In 2003, the Internal Revenue Service concluded audits which resulted in a reduction of the Company's income taxes payable and the recording of an income tax receivable of approximately $8.9 million related to the sale of the Company's U.K. metalcasting business in 2001 and closure of the U.K. cat litter business in 2000. Those audits resulted in an actual tax liability that was lower than the estimate of taxes payable related to those periods. Therefore, the Company adjusted its estimate of taxes payable to reflect the actual amount due as of December 31, 2003 and recorded $8.9 million of income from discontinued operations.

(4)     BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

        The following summaries set forth certain financial information by business segment and geographic area as of and for the years ended December 31, 2004, 2003 and 2002; the amounts in the prior years have been restated as a result of the prior period adjustments detailed in Note 2.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                    2004           2003           2002
                                                ------------   ------------   ------------
Business Segment:
  Revenues:
    Minerals                                    $    264,065   $    217,104   $    172,570
    Environmental                                    170,152        131,351        111,126
    Transportation                                    40,650         37,549         32,509
    Intersegment shipping                            (15,762)       (14,038)       (11,105)
                                                ------------   ------------   ------------
      Total                                     $    459,105   $    371,966   $    305,100
                                                ============   ============   ============
  Operating profit (loss):
    Minerals                                    $     30,319   $     23,423   $     15,870
    Environmental                                     20,559         17,855         14,373
    Transportation                                     1,720          1,547            967
    Corporate                                        (16,925)       (13,888)       (11,552)
                                                ------------   ------------   ------------
      Total                                     $     35,673   $     28,937   $     19,658
                                                ============   ============   ============
  Assets:
    Minerals                                    $    172,972   $    144,973   $    128,566
    Environmental                                    128,154         83,459         66,789
    Transportation                                     3,122          1,891          1,895
    Corporate                                         32,194         35,006         31,130
    Discontinued operations (net liabilities)                             -              -
                                                ------------   ------------   ------------
      Total                                     $    336,442   $    265,329   $    228,380
                                                ============   ============   ============
  Depreciation, depletion and amortization:
    Minerals                                    $     10,546   $     10,334   $     10,840
    Environmental                                      6,751          6,002          7,365
    Transportation                                       108             88             58
    Corporate                                          2,719          2,486          2,496
                                                ------------   ------------   ------------
      Total                                     $     20,124   $     18,910   $     20,759
                                                ============   ============   ============
  Capital expenditures:
    Minerals                                    $      9,860   $      6,464   $      8,263
    Environmental                                     10,647          7,660          6,174
    Transportation                                       101             80            145
    Corporate                                          1,019          1,591          1,641
                                                ------------   ------------   ------------
      Total                                     $     21,627   $     15,795   $     16,223
                                                ============   ============   ============
  Research and development expenses:
    Minerals                                    $      2,517   $      2,184   $      2,632
    Environmental                                      1,921          1,873          2,051
    Corporate                                            911            961          1,270
                                                ------------   ------------   ------------
      Total                                     $      5,349   $      5,018   $      5,953
                                                ============   ============   ============

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Geographic area:
Sales to unaffiliated customers shipped to:
    North America                                $    289,795   $    245,715   $    221,863
    Europe                                            123,485         90,683         57,172
    Asia Pacific                                       40,621         30,967         21,243
    Other                                               5,204          4,601          4,822
                                                 ------------   ------------   ------------
      Total                                      $    459,105   $    371,966   $    305,100
                                                 ============   ============   ============
Operating profit from sales to:
    North America                                $     16,728   $     15,188   $     10,263
    Europe                                             12,686          8,655          5,966
    Asia Pacific                                        5,441          4,113          2,409
    Other                                                 818            981          1,020
                                                 ------------   ------------   ------------
      Total                                      $     35,673   $     28,937   $     19,658
                                                 ============   ============   ============
Identifiable assets in:
    North America                                $    202,766   $    170,797   $    149,614
    Europe                                             97,777         70,114         58,585
    Asia Pacific                                       35,899         24,418         20,181
    Discontinued operations                                 -              -              -
                                                 ------------   ------------   ------------
      Total                                      $    336,442   $    265,329   $    228,380
                                                 ============   ============   ============

        The Company reported revenues for the following product lines:

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
        Metalcasting                             $    117,653   $     91,767   $     83,404
        Pet products                                   53,370         48,319         44,467
        Specialty Minerals                             89,863         77,017         44,699
        Lining technologies                            78,218         56,061         38,946
        Water treatment                                42,512         34,429         38,696
        Building materials                             52,601         40,862         33,484
        Transportation                                 40,650         37,549         32,509
        Intersegment shipping revenue                 (15,762)       (14,038)       (11,105)
                                                 ------------   ------------   ------------
          Total                                  $    459,105   $    371,966   $    305,100
                                                 ============   ============   ============

(5)     INVENTORIES

        Inventories at December 31 consisted of:

                                                      2004             2003
                                                  ------------     ------------
Advance mining                                    $      2,277     $      2,605
Crude stockpile inventories                             25,159           14,410
In-process inventories                                  18,123           14,190
Other raw material, container, and supplies
 inventories                                            18,323           14,977
                                                  ------------     ------------
                                                  $     63,882     $     46,182
                                                  ============     ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(6)     PROPERTY, PLANT, EQUIPMENT, AND MINERAL RIGHTS AND RESERVES

        Property, plant, equipment and mineral rights and reserves consisted of the following:

                                                         DECEMBER 31,          DEPRECIATION/
                                                                               Amortization
                                                     2004           2003       Annual Rates
                                                 ------------   ------------   --------------
Mineral rights and reserves                      $      4,169   $      4,030
Other land                                              7,850          6,244
Buildings and improvements                             61,987         55,635    4.9% to 25.0%
Machinery and equipment                               185,293        170,587   10.0% to 50.0%
                                                 ------------   ------------
                                                 $    259,299   $    236,496
                                                 ============   ============

        Depreciation and depletion were charged to income as follows:

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Depreciation expense                             $     18,895   $     17,759   $     19,064
Depletion expense                                         149            232            806
                                                 ------------   ------------   ------------
                                                 $     19,044   $     17,991   $     19,870
                                                 ============   ============   ============

(7)     GOODWILL AND INTANGIBLE ASSETS

        As of December 31, goodwill and other intangible assets consisted of:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------
Goodwill                                          $     19,225     $      5,633
Intangible assets, at cost                               8,755            8,217
Less: accumulated amortization                           4,953            3,872
                                                  ------------     ------------
Intangible assets, net                                   3,802            4,345
                                                  ------------     ------------
Goodwill and intangible assets, net               $     23,027     $      9,978
                                                  ============     ============

        The Company's increases in goodwill are primarily attributable to acquisitions as detailed in Note 10. The carrying values of goodwill and intangible assets (net) as of December 31, by segment are as follows:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------
Goodwill
  Minerals                                        $      5,773     $      5,394
  Environmental                                         13,452              239
Intangible assets, net
  Minerals                                                 425              494
  Environmental                                          2,926            3,504
  Corporate                                                451              347
                                                  ------------     ------------
Goodwill and intangible assets, net               $     23,027     $      9,978
                                                  ============     ============

        In accordance with SFAS 142, the Company evaluated the goodwill attributable to each reporting unit for impairment, and concluded that there was no indication of goodwill impairment. If indicators of impairment are deemed to be present, and future cash flows are not expected to be sufficient to recover the assets and carrying amounts, an

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

impairment loss would be charged to expense in the period identified.

        The Company reviewed the intangible assets, net book values and estimated useful lives by class. As of December 31, 2004, there was no impairment related to the intangible assets. The Company will continue to amortize the remaining net book values of intangible assets over their remaining useful lives.

(8)     INCOME TAXES

        Total income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 was allocated as follows:

                                                     2004           2003           2003
                                                 ------------   ------------   ------------
Income from continuing operations                $      4,687   $      9,946   $      6,916
Discontinued operations                                     -         (8,741)             -
                                                 ------------   ------------   ------------
                                                 $      4,687   $      1,205   $      6,916
                                                 ============   ============   ============

        Domestic and foreign components of income from continuing operations before income taxes, equity in income of joint ventures and minority interest are shown below:

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Income from continuing operations before
 income taxes, equity in income of joint
 ventures and minority interest:
Domestic                                         $     20,662   $     18,972   $     12,266
Foreign                                                14,410         10,289          6,923
                                                 ------------   ------------   ------------
                                                 $     35,072   $     29,261   $     19,189
                                                 ============   ============   ============

        The components of the provision for income taxes attributable to income from continuing operations before income taxes, equity in income of joint ventures and minority interest for the years ended December 31, 2004, 2003 and 2002 consisted of:

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Provision (benefit) for income taxes:
  Federal:
    Current                                      $      1,170   $      8,921   $        647
    Deferred                                              (95)        (2,296)         2,641
  State:
    Current                                             1,404          1,265            741
    Deferred                                               (9)          (230)           264
  Foreign:
    Current                                             3,890          2,345          2,647
    Deferred                                           (1,673)           (59)           (24)
                                                 ------------   ------------   ------------
                                                 $      4,687   $      9,946   $      6,916
                                                 ============   ============   ============

        The Company believes it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

        The Company's federal income tax returns have been audited through 2001.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)


                                                                       2003
                                                                     Restated
                                                      2004           (Note 2)
                                                  ------------     ------------
Deferred tax assets attributable to:
  Accounts receivable, due to allowance for
   doubtful accounts                              $        938     $        994
  Inventories                                            1,638            1,669
  Employee benefit plans                                 5,660            4,350
  Intangible assets                                      2,384            2,706
  Accrued liabilities                                    2,024            1,883
  Maintenance of controlled foreign
   corporations                                          1,624            1,443
  Other                                                    583              186
                                                  ------------     ------------
    Total deferred tax assets                           14,851           13,231
Deferred tax liabilities attributable to:
  Plant and equipment, due to differences
   in depreciation                                      (2,007)          (1,503)
  Land and mineral reserves, due to
   differences in depletion                             (1,171)          (1,498)
  Other                                                   (936)          (1,277)
                                                  ------------     ------------
    Total deferred tax liabilities                      (4,114)          (4,278)
                                                  ------------     ------------
    Net deferred tax assets                       $     10,737     $      8,953
                                                  ============     ============

        The following analysis reconciles the statutory Federal income tax rate to the effective tax rates related to income from continuing operations before income taxes, equity in income of joint ventures and minority interest:

                                                      2004                          2003                          2002
                                           ---------------------------   ---------------------------   ---------------------------
                                                             Percent                       Percent                       Percent
                                                            of Pretax                     of Pretax                     of Pretax
                                              Amount          Income         Amount        Income          Amount        Income
                                           ------------   ------------   ------------   ------------   ------------   ------------
Provision for income taxes at
 U.S. statutory rates                      $     12,275           35.0%  $     10,241           35.0%  $      6,716           35.0%
Increase (decrease) in taxes resulting
 from:
  Percentage depletion                           (1,832)          -5.2%        (1,040)          -3.6%          (742)          -3.9%
  State taxes, net of federal benefit               913            2.6%           824            2.8%           482            2.5%
  Foreign tax rates                              (1,445)          -4.1%          (738)          -2.5%           200            1.0%
  Foreign tax adjustments                        (1,119)          -3.2%             -              -              -              -
  Depletion and research and development
   adjustments                                   (4,789)         -13.7%             -              -              -              -
  Other                                             684            2.0%           659            2.3%           260            1.4%
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           $      4,687           13.4%  $      9,946           34.0%  $      6,916           36.0%
                                           ============   ============   ============   ============   ============   ============

        In 2004, the Company recorded a reduction to income tax expense of $4,789 associated with depletion deductions and research and experimentation credits available in computing income tax expense. Approximately $821 of this amount relates to changes in estimates resulting from the finalization, in 2004, of the tax return for the 2003 tax year. The remaining $3,968 relates to the filing of amended federal income tax returns dating from 1999 through 2002.

        Regarding the $4,789 mentioned above, the Company recomputed its federal income tax liability for these periods after determining that it could increase certain deductions and credits as allowed under the Internal Revenue Code. The total refund claimed on the returns was $5.2 million; however, the Company determined that a contingency reserve was necessary to reflect a potential reduction of the refund after examination of the returns by the IRS. The Company also recorded, in 2004, a $1.1 million income tax benefit for the adjustment of deferred income tax assets and income tax payable at a U.K. subsidiary. If these two adjustments had not been recorded, the effective income tax rate for 2004 would have been 30%.

        The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $31.1 million of undistributed earnings from international subsidiaries as of December 31, 2004 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

        In October 2004, the American Jobs Creation Act (the "Act") was enacted which allowed for a temporary 85% dividends received deduction on certain foreign earnings repatriated into the U.S. The portion of the dividend that qualifies for the 85% deduction is that amount which exceeds an average of past years' foreign dividends. Additionally, certain criteria must be met when the funds are repatriated and may ultimately qualify for an effective tax rate as low as 5.25%.

        The Company is in process of evaluating whether it will repatriate foreign earnings under the Act. The range of amounts that are reasonably under consideration for repatriation are from $0 to $26.9 million. The Company will evaluate the merits of repatriating foreign earnings in 2005 and report the tax impact, if any, of an envisioned repatriation upon the finalization of a repatriation plan. The Company has not recognized any income tax effect relating to the Act as we are currently not in a position to reasonably estimate the tax impact of any repatriation.

(9)     LONG-TERM DEBT

        Long-term debt consisted of the following:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------
Borrowings under revolving credit agreement       $     29,325     $      4,000
Industrial revenue bond                                  4,800            4,800
Other notes payable                                        170            1,050
                                                  ------------     ------------
                                                        34,295            9,850
Less: current portion                                        -              844
                                                  ------------     ------------
                                                  $     34,295     $      9,006
                                                  ============     ============

        The Company has a committed $100,000 revolving credit agreement, which matures October 31, 2006. As of December 31, 2004, there was $70,675 in borrowing capacity available under the line of credit. The revolving credit agreement is a multi-currency arrangement, which allows the Company to borrow at an adjusted LIBOR rate plus .625% to 1.20%, depending upon the amount of the credit line used and certain capitalization ratios. The facility requires certain covenants to be met including specific amounts of net worth and also limits the Company's ability to make additional borrowings and guarantees. The Company was in compliance with these covenants at December 31, 2004. The interest rate at December 31, 2004 was 3.019%.

        The Company has a short-term credit facility with maximum borrowings of $7,000, of which $844 was outstanding as of December 31, 2003. No amounts were outstanding under this facility as of December 31, 2004. The interest rate at December 31, 2003 was 4%.

        At December 31, 2004 and 2003, the Company had outstanding standby letters of credit of $13.9 million and $13.7 million, respectively. These letters of credit typically serve to guarantee the Company's performance of its obligations related to land reclamation and workers' compensation claims. The Company has recognized the estimated costs of its obligations related to land reclamation and workers' compensation claims in the accompanying consolidated balance sheets as of December 31, 2004 and 2003.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        Maturities of long-term debt outstanding at December 31, 2004, were as follows:

                                            2005           2006         2007             2008          2009         THEREAFTER
                                        ------------   ------------   ------------   ------------   ------------   ------------
Borrowings under revolving
 credit agreement                                  -   $     29,325              -              -              -              -
Industrial revenue bond and
 other notes payable                               -            170              -              -              -          4,800
                                        ------------   ------------   ------------   ------------   ------------   ------------
                                        $          -   $     29,495   $          -   $          -   $          -   $      4,800
                                        ============   ============   ============   ============   ============   ============

        The estimated fair value of the above borrowings at December 31, 2004, was approximately equal to their carrying amounts based on discounting future cash payments using current market interest rates for loans with similar terms and maturities.

(10)    ACQUISITIONS

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

                                         AT APRIL 30,
                                            2002
                                         ------------
Current assets                           $      6,263
Fixed assets                                   10,520
Goodwill                                        4,172
                                         ------------
  Total assets acquired                  $     20,955
                                         ------------
Current liabilities                      $      3,023
Other liabilities                               2,425
                                         ------------
  Total liabilities assumed              $      5,448
                                         ------------
  Net assets acquired                    $     15,507
                                         ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                    PRO FORMA
                                                Twelve Months Ended
                                                   December 31,
                                                       2002
                                                ------------------
Net sales                                       $          315,759
Income from continuing operations                           13,683
Net income                                                  13,683
Basic earnings per share                                      0.49
Diluted earnings per share                                    0.45

        The Company also completed several less significant acquisitions during 2004, 2003 and 2002. The acquisitions in these years, individually and in aggregate, did not materially affect the Company's operating results or financial position in the years presented. Summarized information related to these acquisitions is as follows:

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Number of acquisitions                                      2              3              1
Net cash paid                                    $     13,333   $      7,144   $      1,475
Goodwill and intangible assets recorded                12,742          1,118            369

(11)    MARKET RISKS AND FINANCIAL INSTRUMENTS

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

        The Company's various currency exposures often offset each other, providing natural hedges against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2004, the Company did not have any material outstanding foreign currency contracts.

Interest Rate Sensitivity

        The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The instruments' actual cash flows are denominated in U.S. dollars.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                               EXPECTED MATURITY DATE
                                ---------------------------------------------------------------------------------------
                                                                                                                 FAIR
                                  2005       2006       2007      2008       2009      THEREAFTER    TOTAL       VALUE
                                --------   --------   --------   --------   --------   ----------   --------   --------
(US$ equivalent in thousands)
Short-term debt:
  Variable rate                 $      -   $      -   $      -   $      -   $      -   $        -   $      -   $      -
  Average interest rate                -          -          -          -          -            -          -          -
Long-term debt:
  Variable rate                        -     29,495          -          -          -        4,800          -     34,295
  Average interest rate                -        3.0%         -          -          -          1.7%         -          -
                                --------   --------   --------   --------   --------   ----------   --------   --------
Total                           $      -   $ 29,495   $      -   $      -   $      -   $    4,800   $      -   $ 34,295
                                ========   ========   ========   ========   ========   ==========   ========   ========

        The Company periodically uses interest rate swaps to manage interest rate risk on debt securities. These instruments allow the Company to change variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2004 and 2003, there were no interest rate swaps outstanding.

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

(12)    LEASES

        The Company has several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Total rent expense under operating lease agreements was approximately $3,945, $4,208, and $4,099 in 2004, 2003 and 2002, respectively.
Additionally, the Company has three domestic facilities that are being subleased.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) and related sublease income as of December 31, 2004:

                                                               MINIMUM LEASE
                                                                 PAYMENTS                      SUBLEASE
                                                ------------------------------------------      RENTAL
                                                  DOMESTIC       FOREIGN         TOTAL          INCOME
                                                ------------   ------------   ------------   ------------
Year ending December 31:
  2005                                          $      3,630   $        474   $      4,104   $        509
  2006                                                 3,220            335          3,555            538
  2007                                                 2,685            228          2,913            565
  2008                                                 1,308            228          1,536            336
  2009                                                   306            216            522              -
  Thereafter                                              52            779            831              -
                                                ------------   ------------   ------------   ------------
Total                                           $     11,201   $      2,260   $     13,461   $      1,948
                                                ============   ============   ============   ============

(13)    EMPLOYEE BENEFIT PLANS

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

        The following tables set forth pension obligations included in the Company's balance sheet at December 31, 2004 and 2003:

                                                        PENSION BENEFITS
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------
Change in benefit obligations:
  Beginning benefit obligation                    $     29,732     $     26,392
  Service cost                                           1,449            1,325
  Interest cost                                          1,827            1,751
  Actuarial loss                                         2,819            1,267
  Benefits paid                                         (1,020)          (1,003)
                                                  ------------     ------------
  Ending benefit obligation                       $     34,807     $     29,732

Change in plan assets:
  Beginning fair value                            $     22,682     $     17,912
  Actual return                                          4,021            4,661
  Company contribution                                   1,000            1,112
  Benefits paid                                         (1,020)          (1,003)
                                                  ------------     ------------
  Ending fair value                               $     26,683     $     22,682

Funded status of the plan                         $     (8,124)    $     (7,050)

Unrecognized actuarial and investment (gain)
 loss, net                                               2,620            1,884
Prior service cost                                         379              410
Transition asset                                           (87)            (224)
                                                  ------------     ------------
  Accrued pension cost liability includeded in
   the consolidated financial statements          $     (5,212)    $     (4,980)
                                                  ============     ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        Pension cost was comprised of:

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Service cost - benefits earned during the year   $      1,449   $      1,325   $      1,157
Interest cost on accumulated benefit obligation         1,827          1,751          1,634
Expected return on plan assets                         (1,938)        (1,576)        (1,777)
Net amortization and deferral                            (106)           (36)          (106)
                                                 ------------   ------------   ------------
Net periodic pension cost                        $      1,232   $      1,464   $        908
                                                 ============   ============   ============

        The following table summarizes the assumptions used in determining the pension obligation:

                                                      2004             2003
                                                  ------------     ------------
Discount rate                                             5.75%            6.25%
Rate of compensation increase                             5.75%            5.75%
Long-term rate of return                                  8.50%            8.75%

        The valuation of the Company's pension benefit plan was performed as of October 1, 2004 and 2003. The Company expects to contribute $862 to the Plan in 2005. The accumulated benefit obligation (ABO) was $25,704 and $23,148 at December 31, 2004 and 2003, respectively.

        The Company's Plan assets, by asset category, are as follows:

                                                     2004             2003
                                                  ------------     ------------
U.S. equity securities                                      63%              65%
International equity securities                              4%               4%
Fixed income securities and bonds                           33%              31%
Real estate and Other                                        0%               0%

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

        Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. The average long-term rate of return on the Plan's assets since 1994 has been approximately 10.2%.

        The estimated future benefit payments from the defined benefit plan, reflecting expected future service, as appropriate, are presented in the following table:

                                                  PER YEAR
                                                -----------
2005                                                  1,061
2006                                                  1,139
2007                                                  1,205
2008                                                  1,284
2009                                                  1,358
2010 through 2014                                     8,987
                                                -----------
Total                                           $    15,034
                                                ===========

        In addition to the qualified plan outlined above, the Company sponsors a supplementary pension plan that provides benefits in excess of qualified plan limitations for certain employees. The unfunded accrued liability for this plan was $3,406 and $2,911 at December 31, 2004 and 2003, respectively. However, the Company has invested assets for the benefit of the employees covered by the supplemental pension plan in the event that there is a change in control. The Company has a minimum pension liability of $457 at December 31, 2004.

        The Company also has a savings plan for its U.S. personnel. In 2004, the Company made a contribution in an amount equal to an employee's contributions up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased on the open market. Company contributions under the savings plan were $1,440 in 2004, $1,202 in 2003 and $1,251 in 2002.

        Employees hired after December 31, 2003 do not participate in the Company's defined benefit plan. Instead, they participate in a defined contribution plan whereby the Company makes a retirement contribution into their savings plan equal to 3% of the individual's compensation. Under this defined contribution plan, the Company made a total cash contribution of $148 into employees' savings accounts in 2004.

        The Company also has a deferred compensation plan and a 401(k) restoration plan for its executives.

        The foreign pension plans, which are not subject to United States pension funding laws, are funded using individual annuity contracts and, therefore, are not included in the information reflected above.

(14)    STOCK OPTION PLANS

        Prior to 2003, the Company accounted for its fixed plan stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to apply these provisions prospectively, in accordance with SFAS No. 148, to all employee awards granted, modified, or settled after January 1, 2003. Beginning in 2003, awards granted under the Company's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 are less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Had compensation cost for the Company's stock option plans been determined using the fair value method of accounting described in SFAS 123 for years prior to 2003, the Company's net income would have been changed to the pro forma amounts indicated in note 1 of Notes to Consolidated Financial Statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

                                                     2004           2003           2002
                                                 ------------   ------------   ------------
Risk-free interest rate                                   3.0%           3.0%           4.5%
Expected life of option in years                            5              5              6
Expected dividend yield of stock                          1.5%           2.1%           0.9%
Expected volatility of stock price                       53.3%          54.9%          44.6%
Weighted-average fair value of options granted   $      5,333   $      1,763          2,038

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

        These plans expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire. Changes in options outstanding are summarized as follows:

                                                   DECEMBER 31, 2004          DECEMBER 31, 2003           DECEMBER 31, 2002
                                               -------------------------   -------------------------   -------------------------
                                                               WEIGHTED                    WEIGHTED                    WEIGHTED
                                                               AVERAGE                     AVERAGE                     AVERAGE
                                                               EXERCISE                    EXERCISE                    EXERCISE
       EXPIRED STOCK OPTION PLANS                 SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
--------------------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
Options outstanding at January 1                   709,279   $      2.07     1,884,421   $      2.07     2,531,037   $      2.09
Exercised                                         (236,536)         2.01    (1,169,816)         2.07      (640,958)         1.92
Cancelled                                                -             -        (5,326)         1.97        (5,658)         2.23
                                               -----------                 -----------                 -----------
Options outstanding at December 31                 472,743          2.10       709,279          2.07     1,884,421          2.07
                                               ===========                 ===========                 ===========
Options exercisable at December 31                 472,743                     709,279                   1,725,105
                                               ===========                 ===========                 ===========
Shares available for future grant at
 December 31                                             -                           -                           -
                                               ===========                 ===========                 ===========

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                   DECEMBER 31, 2004           DECEMBER 31, 2003           DECEMBER 31, 2002
                                               -------------------------   -------------------------   -------------------------
                                                              WEIGHTED                    WEIGHTED                    WEIGHTED
                                                               AVERAGE                     AVERAGE                     AVERAGE
                                                              EXERCISE                    EXERCISE                    EXERCISE
      1998 LONG-TERM INCENTIVE PLAN               SHARES        PRICE        SHARES         PRICE        SHARES         PRICE
--------------------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
Options outstanding at January 1                 1,611,318   $      4.11     1,731,194   $      3.46     1,693,162   $      2.66
Granted                                            294,650         18.10       310,950          5.67       307,450          6.63
Exercised                                         (258,491)         2.94      (355,334)         2.46      (232,027)         1.84
Cancelled                                          (20,333)         7.97       (75,492)         3.32       (37,391)         3.72
                                               -----------                 -----------                 -----------
Options outstanding at December 31               1,627,144          6.78     1,611,318          4.11     1,731,194          3.46
                                               ===========                 ===========                 ===========
Options exercisable at December 31                 826,121                     634,547                     551,527
                                               ===========                 ===========                 ===========
Shares available for future grant at
 December 31                                     1,176,308                   1,450,625                     686,083
                                               ===========                 ===========                 ===========

        Restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the Compensation Committee of the Board of Directors. The shares of restricted stock outstanding at December 31, 2003 are subject to forfeiture if employment terminates prior to six years from the date of the grant. If certain performance criteria are satisfied, the forfeiture period may be shortened to three years for a portion of, or the entire award. During the remaining period through the sixth anniversary of a grant, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the period the restrictions lapse. On May 22, 2003, AMCOL awarded 141,000 shares of restricted stock to six officers, and these same shares were outstanding at December 31, 2004. Total compensation expense related to this grant of $921 will be recorded over the three year period.

All Stock Option Plans

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                                                                   OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                                               ---------------------------   ---------------------------
                                                                 WEIGHTED
                                                                  AVERAGE       WEIGHTED                      WEIGHTED
                                                   NUMBER        REMAINING      AVERAGE         NUMBER        AVERAGE
                                                     OF         CONTRACTUAL     EXERCISE          OF          EXERCISE
           RANGE OF EXERCISE PRICES                SHARES       LIFE (Yrs).      PRICE          SHARES         PRICE
---------------------------------------------   ------------   ------------   ------------   ------------   ------------
$  1.350   -   $  2.062                              529,744           2.97   $      1.733        529,744   $      1.733
$  2.091   -   $  4.030                              525,620           4.04          2.800        478,190          2.692
$  5.000   -   $  6.650                              753,623           5.80          5.799        290,930          5.697
$ 18.100   -   $ 18.100                              290,900           5.11         18.100              -              -
                                                ------------                                 ------------
         Total                                     2,099,887           4.55          5.727      1,298,864          2.974
                                                ============                                 ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(15)    ACCRUED LIABILITIES

        Accrued liabilities at December 31 consisted of:

                                                      2004             2003
                                                  ------------     ------------
Accrued severance taxes                           $      2,726     $      2,588
Accrued employee costs                                   1,972            1,813
Accrued vacation pay                                     1,650            1,650
Accrued bonus                                            5,131            5,139
Accrued product liability                                  632            1,060
Accrued commissions                                      2,092            2,217
Accrued reclamation costs                                1,626            1,337
Other                                                   20,378           10,695
                                                  ------------     ------------
                                                  $     36,207     $     26,499
                                                  ============     ============

(16)    CONTINGENCIES

        The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial statements.

(17)    QUARTERLY RESULTS (Unaudited)

        Unaudited summarized results for each quarter in 2004 and 2003 are as follows; the amounts for the third quarter of 2004 have been restated as detailed in the table following the 2003 quarterly results:

                                                                       2004 QUARTER
                                                ---------------------------------------------------------
                                                    FIRST         SECOND          THIRD        FOURTH
                                                                                Restated
                                                ------------   ------------   ------------   ------------
Minerals (A)                                    $     64,313   $     66,686   $     67,430   $     65,636
Environmental (A)                                     33,249         46,588         49,983         40,332
Transportation                                         9,332         10,058         10,979         10,281
Intersegment shipping                                 (3,187)        (4,197)        (4,326)        (4,052)
                                                ------------   ------------   ------------   ------------
  Net sales (A)                                 $    103,707   $    119,135   $    124,066   $    112,197
                                                ============   ============   ============   ============
Minerals (A)                                    $     12,861   $     13,756   $     14,223   $     11,997
Environmental (A)                                     12,378         16,187         16,985   $     13,037
Transportation                                         1,037          1,112          1,214   $      1,108
                                                ------------   ------------   ------------   ------------
  Gross profit (A)                              $     26,276   $     31,055   $     32,422   $     26,142
                                                ============   ============   ============   ============
Minerals                                        $      7,435   $      8,238   $      8,098   $      6,548
Environmental                                          3,079          6,152          6,820          4,508
Transportation                                           386            451            523            360
Corporate                                             (3,660)        (3,740)        (5,166)        (4,359)
                                                ------------   ------------   ------------   ------------
  Operating profit                              $      7,240   $     11,101   $     10,275   $      7,057
                                                ============   ============   ============   ============
Income from continuing operations               $      5,083   $      7,740   $     12,469   $      6,273
                                                ============   ============   ============   ============
Discontinued operations                         $          -   $          -   $          -   $          -
                                                ============   ============   ============   ============
Net income                                      $      5,083   $      7,740   $     12,469   $      6,273
                                                ============   ============   ============   ============
Basic earnings per share (B)                    $       0.17   $       0.27   $       0.43   $       0.21
                                                ============   ============   ============   ============
Diluted earnings per share (B)                  $       0.16   $       0.25   $       0.41   $       0.20
                                                ============   ============   ============   ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                                       2003 QUARTER
                                                ---------------------------------------------------------
                                                   FIRST          SECOND         THIRD         FOURTH
                                                ------------   ------------   ------------   ------------
Minerals (A)                                    $     50,452   $     53,832   $     55,467   $     57,353
Environmental (A)                                     24,722         36,035         40,305         30,289
Transportation                                         8,797          9,390         10,367          8,995
Intersegment shipping                                 (2,996)        (3,592)        (4,379)        (3,071)
                                                ------------   ------------   ------------   ------------
  Net sales (A)                                 $     80,975   $     95,665   $    101,760   $     93,566
                                                ============   ============   ============   ============
Minerals (A)                                    $      9,725   $     10,787   $     11,026   $     11,518
Environmental (A)                                      9,429         13,796         15,509         11,720
Transportation                                           978          1,025          1,124            914
                                                ------------   ------------   ------------   ------------
  Gross profit (A)                              $     20,132   $     25,608   $     27,659   $     24,152
                                                ============   ============   ============   ============
Minerals                                        $      4,917   $      5,882   $      6,055   $      6,569
Environmental                                          2,383          5,321          7,171          2,980
Transportation                                           376            399            477            295
Corporate                                             (3,346)        (3,335)        (3,761)        (3,446)
                                                ------------   ------------   ------------   ------------
  Operating profit                              $      4,330   $      8,267   $      9,942   $      6,398
                                                ============   ============   ============   ============
Income from continuing operations               $      2,930   $      5,709   $      6,632   $      4,644
                                                ============   ============   ============   ============
Discontinued operations                         $          -   $          -   $          -   $      8,950
                                                ============   ============   ============   ============
Net income                                      $      2,930   $      5,709   $      6,632   $     13,594
                                                ============   ============   ============   ============
Basic earnings per share (B)                    $       0.10   $       0.20   $       0.23   $       0.48
                                                ============   ============   ============   ============
Diluted earnings per share (B)                  $       0.10   $       0.19   $       0.22   $       0.45
                                                ============   ============   ============   ============

(A) Commencing in the fourth quarter of 2004, the Company has classified commissions paid to external sales representatives as general, selling and administrative expenses. Commissions paid in prior quarters had been classified as a reduction of net sales, but have now been reclassified to conform to current presentation. Such reclassifications increased net sales and gross profits in the minerals and environmental segments and had no impact on operating profit presented for those quarters.

(B) Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

    A reconciliation of the amounts presented above for the third quarter of 2004 to the amounts previously reported in the Form 10-Q report for the quarter ended September 30, 2004 is as follows:

                                    2004 THIRD QUARTER RESTATEMENT
                                    -------------------------------
                                     AS REPORTED       AS RESTATED
                                    -------------     -------------
Minerals                            $      67,116     $      67,430    A
Environmental                              47,771            49,983    A
Transportation                             10,979            10,979
Intersegment shipping                      (4,326)           (4,326)
                                    -------------     -------------
  Net sales                         $     121,540     $     124,066
                                    =============     =============
Minerals                            $      13,909     $      14,223    A
Environmental                              14,915            16,985   A, B
Transportation                              1,214             1,214
                                    -------------     -------------
  Gross profit                      $      30,038     $      32,422
                                    =============     =============
Minerals                            $       8,098     $       8,098
Environmental                               6,964             6,820    B
Transportation                                523               523
Corporate                                  (3,961)           (5,166)   C
                                    -------------     -------------
  Operating profit                  $      11,624     $      10,275
                                    =============     =============
Income from continuing operations   $       8,317     $      12,469    D
                                    =============     =============
Net income                          $       8,317     $      12,469    D
                                    =============     =============
Basic earnings per share (B)        $        0.29     $        0.43    D
                                    =============     =============
Diluted earnings per share (B)      $        0.27     $        0.41    D
                                    =============     =============

(A) See Note (A) to the preceding table regarding reclassifications of commissions paid to independent sales representatives.
(B) Gives effect to an adjustment of $144 attributable to a revision of depreciation expense related to an asset that is to be disposed.
(C) Gives effect to an adjustment of $1,205 to record professional fees associated with amended federal income tax returns dating from 1999 to 2002, which resulted in refund claims.
(D) In addition to the matters described in (B) and (C) above, gives effect to reduced income taxes attributable to (i) the adjustment of foreign income taxes ($1,111) at a UK subsidiary due to non-recognition of deferred tax assets and (ii) federal income tax refunds ($3,968). Also gives effect to income tax benefits ($422) attributable to the matters described in (B) and
    (C) above. EPS amounts have been recalculated to give effect to the aforementioned items.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                                        ADDITIONS
                                                                --------------------------
                                                                                 CHARGED                           BALANCE
                                                   BALANCE AT    CHARGED TO    (credited)                          AT END
                                                   BEGINNING     COSTS AND      TO OTHER    OTHER CHARGES            OF
   YEAR                 DESCRIPTION                 OF YEAR       EXPENSES       ACCOUNT    ADD (deduct)(1)         YEAR
----------   ---------------------------------    -----------   -----------   ------------  ---------------     ------------
2004         Allowance for doubtful accounts      $     3,455   $     2,467   $          -   $      (1,285)     $      4,637
                                                  ===========   ===========   ============   =============      ============
2003         Allowance for doubtful accounts      $     2,642   $     1,082   $          -   $        (269)     $      3,455
                                                  ===========   ===========   ============   =============      ============
2002         Allowance for doubtful accounts      $     2,127   $     1,287   $          -   $        (772)     $      2,642
                                                  ===========   ===========   ============   =============      ============

(1) Bad debts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005

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

/s/ John Hughes                                          March 31, 2005
--------------------------------------------------
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow                                   March 31, 2005
--------------------------------------------------
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Gary L. Castagna                                     March 31, 2005
--------------------------------------------------
Gary L. Castagna
Senior Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown                                         March 31, 2005
--------------------------------------------------
Arthur Brown
Director

/s/ Daniel P. Casey                                      March 31, 2005
--------------------------------------------------
Daniel P. Casey
Director

/s/ Robert E. Driscoll, III                              March 31, 2005
--------------------------------------------------
Robert E. Driscoll, III
Director

/s/ Jay D. Proops                                        March 31, 2005
--------------------------------------------------
Jay D. Proops
Director

/s/ Clarence O. Redman                                   March 31, 2005
--------------------------------------------------
Clarence O. Redman
Director

/s/ Dale E. Stahl                                        March 31, 2005
--------------------------------------------------
Dale E. Stahl
Director

/s/ Audrey L. Weaver                                     March 31, 2005
--------------------------------------------------
Audrey L. Weaver
Director

/s/ Paul C. Weaver                                       March 31, 2005
--------------------------------------------------
Paul C. Weaver
Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
--------

    3.1     Restated Certificate of Incorporation of the Company (5), as amended
            (10), as amended (16)
    3.2     Bylaws of the Company (10)
    4       Article Four of the Company's Restated Certificate of Incorporation
            (5), as amended (16)
    10.3    Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago;
            (1) First Amendment dated June 2, 1994 (8); Second Amendment dated
            June 2, 1997 (13)
    10.4    AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
            (2); as amended (6)
    10.9    AMCOL International Corporation Dividend Reinvestment and Stock
            Purchase Plan (4); as amended (6)
    10.10   AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
    10.15   AMCOL International Corporation 1998 Long-Term Incentive Plan (15),
            as amended (21)
    10.26   Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison (22)*
    10.27   Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)*
    10.28   Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)*
    10.29   Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)*
    10.30   Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)*
    10.31   Credit Agreement by and among AMCOL International Corporation and
            Harris Trust and Savings Bank, individually and as agent, Wells
            Fargo Bank, N.A., Bank of America N.A. and the Northern Trust
            Company dated October 31, 2003 (23)
    10.32   A written description of compensation for the Board of Directors of the Company is set forth under the caption "Director Compensation"
            in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company's shareholders in connection with the Annual Meeting of Shareholders to be held on
            May 12, 2005, and is hereby incorporated by reference.*
    21      AMCOL International Corporation Subsidiary Listing
    23      Consent of Independent Registered Public Accounting Firm
    31.1    Certification of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002
    31.2    Certification of Chief Financial Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002
    32      Certification of Periodic Financial Report Pursuant to 18 U.S.C.
            Section 1350

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

    (22) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2002.
    (23) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended September 30, 2003.
    *Management compensatory plan or arrangement