Form 10-Q/A
period 2004-09-30
AMCOL INTERNATIONAL CORP
filed 2005-04-14
CIK 813621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                (Amendment No. 2)

         (Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from_________ to____________

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

Yes [X]        No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 31, 2004
------------------------------                   -------------------------------
(Common stock, $.01 par value)                            29,360,045 Shares

================================================================================

                         AMCOL INTERNATIONAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                EXPLANATORY NOTE

        AMCOL International Corporation (the "Company") originally filed its quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, with the Securities and Exchange Commission (the "SEC") on November 8, 2004 (the "Original Filing"). As a result of a typographical error made in the condensed consolidated balance sheets for the periods ended September 30, 2004 and December 31, 2003 in the Original Filing, the Company filed an amended quarterly report on Form 10-Q/A with the SEC on November 9, 2004 (the "First Amended Filing"). This Amendment No. 2 on Form 10-Q/A (this "Form 10-Q/A") to the Original Filing, as amended by the First Amended Filing, is being filed solely to reflect the restatement of the Company's condensed consolidated financial information included in Item 1 of such filings. In addition, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 and the discussion of Controls and Procedures in Item 4 have been revised in light of such restatement.

        As disclosed in the Current Report of Form 8-K filed by the Company on March 15, 2005, the audit committee of the board of directors of the Company determined that restatement of the condensed consolidated financial statements included in the Original Filing and First Amended Filing is required in order to increase net income due to (i) the prior failure to recognize expected federal income tax refunds relating to certain deductions and credits, and (ii) the prior failure to make certain adjustments to deferred income tax assets and income taxes payable by a wholly-owned subsidiary in the United Kingdom.. The Company also determined it necessary to increase retained earnings in its third quarter 2004 condensed consolidated financial information due to the failure to recognize expected federal income tax refunds relating to certain state tax deductions and the above-referenced adjustments to deferred income tax assets and income taxes payable in the United Kingdom. In addition, the Company determined that certain other nonmaterial adjustments, reclassifications and revised accounting estimates were appropriate to include in its restated condensed consolidated financial information for the quarter ended September 30, 2004. Further information on the restatement, including a more detailed description of each of the foregoing adjustments can be found in Note 2, entitled "Restatement," to the condensed consolidated financial information included in Item 1 of this Form 10-Q/A.

        This Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the First Amended Filing, in each case, solely as a result of, and to reflect, the restatement and adjustments discussed above and, in the case of Item 4 of
Part I, the consideration of internal control over financial reporting in connection therewith, and no other information in the First Amended Filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the First Amended Filing has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and
32.02. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the First Amended Filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
Part I - Financial Information

   Item 1   Financial Statements
            Condensed Consolidated Balance Sheets -
            September 30, 2004 and December 31, 2003
            (restated)                                                         2

            Condensed Consolidated Statements of Operations -
            three and nine months ended September 30, 2004 and
            2003
            (restated)                                                         4

            Condensed Consolidated Statements of Comprehensive
            Income - three and nine months ended September 30,
            2004 and 2003
            (restated)                                                         5

            Condensed Consolidated Statements of Cash Flows -
            nine months ended September 30, 2004 and 2003
            (restated)                                                         6

            Notes to Condensed Consolidated Financial Statements               7

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations (revised)                     20

   Item 3   Quantitative and Qualitative Disclosures About Market Risk        32

   Item 4   Controls and Procedures (revised)                                 32

Part II - Other Information

   Item 2e  Company Repurchases of Company Stock                              34

   Item 6   Exhibits and Reports on Form 8-K                                  36

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2004            2003
                                                                (UNAUDITED)          *
                                                                 (RESTATED)
                        ASSETS                                    (NOTE 2)
------------------------------------------------------------   -------------   -------------
Current assets:
  Cash                                                         $      17,896   $      13,525
  Accounts receivable, net                                            91,166          60,997
  Inventories                                                         55,299          46,182
  Prepaid expenses                                                     8,227           5,108
  Current deferred tax assets                                          6,181           3,639
  Income taxes receivable                                              5,686          14,123
                                                               -------------   -------------
    Total current assets                                             184,455         143,574
                                                               -------------   -------------
Investment in and advances to joint ventures                          14,871          13,068
                                                               -------------   -------------
Property, plant, equipment, and mineral rights and reserves:
  Land and mineral rights                                             10,585          10,275
  Depreciable assets                                                 238,779         226,221
                                                               -------------   -------------
                                                                     249,364         236,496
  Less: accumulated depreciation                                     162,345         149,500
                                                               -------------   -------------
                                                                      87,019          86,996
                                                               -------------   -------------
Other assets:
  Goodwill                                                            17,233           5,633
  Intangible assets, net                                               3,394           4,345
  Deferred tax assets                                                  5,872           5,314
  Other assets                                                         7,243           6,399
                                                               -------------   -------------
                                                                      33,742          21,691
                                                               -------------   -------------
                                                               $     320,087   $     265,329
                                                               =============   =============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2004            2003
                                                                (UNAUDITED)          *
                                                                 (RESTATED)
            LIABILITIES AND STOCKHOLDERS' EQUITY                  (NOTE 2)
------------------------------------------------------------   -------------   -------------
Current liabilities:
  Notes payable                                                $          63   $         844
  Accounts payable                                                    24,565          20,365
  Accrued liabilities                                                 36,287          26,499
                                                               -------------   -------------
    Total current liabilities                                         60,915          47,708
                                                               -------------   -------------
Long-term debt                                                        29,766           9,006
                                                               -------------   -------------
Minority interests in subsidiaries                                       123             116
Other liabilities                                                     19,052          17,049
                                                               -------------   -------------
                                                                      19,175          17,165
                                                               -------------   -------------
Stockholders' equity:
  Common stock                                                           320             320
  Additional paid in capital                                          68,067          67,513
  Retained earnings                                                  150,740         132,179
  Accumulated other comprehensive income                               8,792           8,372
                                                               -------------   -------------
                                                                     227,919         208,384
Less:
  Treasury stock                                                      17,688          16,934
                                                               -------------   -------------
                                                                     210,231         191,450
                                                               -------------   -------------
                                                               $     320,087   $     265,329
                                                               =============   =============

* Condensed from audited financial statements.
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                              2004            2003            2004            2003
                                                           (RESTATED)                      (RESTATED)
                                                            (NOTE 2)                        (NOTE 2)
                                                          ------------    ------------    ------------    ------------
Net sales                                                 $    346,908    $    278,400    $    124,066    $    101,760
Cost of sales                                                  257,155         205,001          91,644          74,101
                                                          ------------    ------------    ------------    ------------
  Gross profit                                                  89,753          73,399          32,422          27,659
General, selling and administrative expenses                    61,137          50,860          22,147          17,717
                                                          ------------    ------------    ------------    ------------
Operating profit                                                28,616          22,539          10,275           9,942
                                                          ------------    ------------    ------------    ------------
Other income (expense):
  Interest expense, net                                           (587)           (293)           (197)            (91)
  Other, net                                                       (69)            271            (151)            107
                                                          ------------    ------------    ------------    ------------
                                                                  (656)            (22)           (348)             16
                                                          ------------    ------------    ------------    ------------
  Income before income taxes and equity
    in income of joint ventures                                 27,960          22,517           9,927           9,958
Income tax expense (benefit)                                     3,473           7,656          (2,206)          3,387
                                                          ------------    ------------    ------------    ------------
  Income before equity in income of
    joint ventures                                              24,487          14,861          12,133           6,571
Income from joint ventures                                         805             410             336              61
                                                          ------------    ------------    ------------    ------------
Net income                                                $     25,292    $     15,271    $     12,469    $      6,632
                                                          ============    ============    ============    ============
Weighted average common shares outstanding                  29,110,751      28,176,170      29,148,594      28,421,103
                                                          ============    ============    ============    ============
Weighted average common and common equivalent
 shares outstanding                                         30,774,503      29,841,379      30,778,272      30,410,215
                                                          ============    ============    ============    ============
Basic earnings per share                                  $       0.87    $       0.54    $       0.43    $       0.23
                                                          ============    ============    ============    ============
Diluted earnings per share                                $       0.82    $       0.51    $       0.41    $       0.22
                                                          ============    ============    ============    ============
Dividends declared per share                              $       0.23    $       0.11    $       0.09    $       0.04
                                                          ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                              2004           2003             2004            2003
                                                           (RESTATED)                      (RESTATED)
                                                            (NOTE 2)                        (NOTE 2)
                                                          ------------    ------------    ------------    ------------
Net income                                                $     25,292    $     15,271    $     12,469    $      6,632
Other comprehensive income (loss):
  Reclassification of minimum pension liability                   (410)              -               -               -
  Foreign currency translation adjustment                          832           2,779           1,035             497
                                                          ------------    ------------    ------------    ------------
Comprehensive income                                      $     25,714    $     18,050    $     13,504    $      7,129
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               ------------------------
                                                                                  2004          2003
                                                                               (RESTATED)
                                                                                (NOTE 2)
                                                                               ----------    ----------
Cash flow from operating activities:
  Net income                                                                   $   25,292    $   15,271
  Adjustments to reconcile from net income to net cash
   used in operating activities:
    Depreciation, depletion, and amortization                                      15,049        14,135
    Changes in assets and liabilities, net of effects of acquisitions:
      Decrease (increase) in current assets                                       (28,425)      (23,590)
      Decrease (increase) in noncurrent assets                                     (2,085)         (992)
      Increase (decrease) in current liabilities                                    9,344        10,913
      Increase (decrease) in noncurrent liabilities                                 1,737           804
      Other                                                                           914          (589)
                                                                               ----------    ----------
      Net cash provided by operating activities                                    21,826        15,952
                                                                               ----------    ----------
Cash flow from investing activities:
  Acquisition of land, mineral rights, and depreciable assets                     (12,077)      (10,263)
  Acquisitions, net of cash acquired                                              (13,335)       (2,957)
  Other                                                                               316           234
                                                                               ----------    ----------
    Net cash (used in) provided by investing activities                           (25,096)      (12,986)
                                                                               ----------    ----------
Cash flow from financing activities:
  Net increase (decrease) in outstanding debt                                      16,024        (4,067)
  Proceeds from sales of treasury stock                                             1,222         1,794
  Purchases of treasury stock                                                      (2,879)       (1,593)
  Dividends paid                                                                   (6,731)       (3,107)
                                                                               ----------    ----------
    Net cash provided by (used in) financing activities                             7,636        (6,973)
                                                                               ----------    ----------
Effect of foreign currency rate changes on cash                                         5         1,857
                                                                               ----------    ----------
Net increase (decrease) in cash and cash equivalents                                4,371        (2,150)
                                                                               ----------    ----------
Cash and cash equivalents at beginning of period                                   13,525        15,597
                                                                               ----------    ----------
Cash and cash equivalents at end of period                                     $   17,896    $   13,447
                                                                               ==========    ==========
Supplemental disclosures of cash flow information:
Cash paid (received) for:
  Interest, net                                                                $      355    $      306
                                                                               ==========    ==========
  Income taxes, net                                                            $   (2,593)   $    8,341
                                                                               ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1:   BASIS OF PRESENTATION

        The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2003, is unaudited. The condensed consolidated balance sheet as of December 31, 2003 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2003. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 30, 2004 and 2003, and the financial position of the Company as of September 30, 2004, and all such adjustments are of a normal recurring nature. Management recommends that the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-K, which accompanies the 2004 Corporate Report.

        The results of operations for interim periods are not necessarily indicative of the results to be expected for the full years.

RECLASSIFICATIONS

        Certain items in the condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation followed by the Company when it prepared the consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2004; these reclassifications relate to commissions, intangible assets, reclamation liabilities, and income taxes payable.

        Commissions paid to external sales representatives have been reclassified, resulting in increases in net sales, gross profit and operating expenses. The amounts reclassified for the nine month periods ended September 30, 2004 and 2003 are $6,373 and $6,214, respectively; for the three month periods ended September 30, 2004 and 2003, the amounts are $2,526 and $2,294, respectively.

        An intangible asset for the environmental segment has been reclassified to reduce both prepaid expenses by $750 and other long term assets by $1,687 and increase intangible assets by $2,437. The $563 cash flow impact of amortizing this patent in the nine month period ended September 30, 2004 has been included within amortization expense in the statement of cash flows.

        The portion of the reclamation liability expected to be paid within one year for the minerals segment, which was $1,337 at September 30, 2004, has been reclassified to accrued liabilities at September 30, 2004.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

        The Company's previously filed original and amended report on Form 10-Q included a $4,812 net accrued income tax liability on the balance sheet at September 30, 2004. This amount has been reclassified to the tax receivable account within current assets in order to present the Company's tax receivable balance, resulting from the adjustments discussed in Note 2, net of this accrued tax liability balance.

NEW ACCOUNTING STANDARDS

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

NOTE 2:   RESTATEMENT

        The Company's condensed consolidated financial statements as of and for the nine and three month periods ended September 30, 2004 have been restated. Details of the adjustments resulting in the restatement are:

        Adjustment 1: As detailed in Note 2 of the Company's Notes to Consolidated Financial Statements in the Company's Form 10-K for 2004 filed on March 31, 2005, the Company's balance sheet at December 31, 2003 was restated to
(i) correct an accounting error that occurred in 2000 and (ii) correct an accounting error that occurred in 2001. These adjustments had the effect of increasing retained earnings by $6,552, increasing income tax receivables by $5,677, increasing long-term deferred income tax assets by $524, and increasing short-term deferred tax assets by $351. Because these adjustments related to prior periods, these adjustments also affected the balance sheet as of September 30, 2004, which has been restated herein.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

        Adjustment 2: The Company has recorded a $1,111 income tax benefit at a U.K. subsidiary for the adjustment of deferred income tax assets and income tax payable. Because the assets should have been recognized during September 2004, the financial statements as of and for the three and nine month periods ended September 30, 2004 have been restated.

        Adjustment 3: The Company recorded an income tax benefit of $4,789 associated with certain deductions and credits available in computing income tax expense. Approximately $821 of this amount relates to changes in estimates resulting from the finalization, in September 2004, of the tax return for the 2003 tax year. The remaining $3,968 relates to the filing of amended federal income tax returns dating from 1999 through 2002. Because the reduction in income tax expense should have been recorded as changes in estimates when the amended tax returns were filed in September 2004, the financial statements as of and for the three and nine month periods ended September 30, 2004 have been restated.

        Adjustment 4: The Company has also restated the financial statements as of and for the three and nine month periods ended September 30, 2004 to record $1,205 of general, selling and administrative expenses associated with professional fees relating to the filing of amended tax returns discussed above. As a result of recording less income due to the recording of these professional fees, this adjustment also has the effect of reducing income tax expense by $422.

        Adjustment 5: Cash and accounts payable balances have been restated at September 30, 2004 by $5,036 for certain cash disbursements which occurred on October 1, 2004 and that were, in the Company's original and Second Amended Forms 10-Q, recorded as if the disbursements were made in September 2004. This adjustment affected the balance sheet as of September 30, 2004 and the statements of cash flows for the three and nine month periods then ended; it did not affect the statements of operations for the three and nine month periods then ended.

        Adjustment 6: Certain miscellaneous adjustments have been included in the restated results:
    . A $400 decrease to income tax receivables and increase to long-term deferred tax assets to present the amount expected to be collected within one year;
    . A $489 increase in goodwill and accrued liabilities to accrue for additional exit costs associated with closing a facility purchased as part of an acquisition in 2004; and
    . A $144 increase in depreciation expense and accumulated depreciation related to an asset that is to be disposed.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Adjustments 1 through 6 previously discussed affect the condensed consolidated balance sheet at September 30, 2004 as illustrated below:

                                                                                SEPTEMBER 30, 2004
                                                       ----------------------------------------------------------------
                                                       AS PREVIOUSLY
                      ASSETS                             REPORTED        ADJ 1        ADJ 2        ADJ 3        ADJ 4
----------------------------------------------------   -------------   ---------    ---------    ---------    ---------
Current assets:
  Cash                                                 $      12,860
  Accounts receivable, net                                    91,166
  Inventories                                                 55,299
  Prepaid expenses                                             9,855                                               (878)
  Current deferred tax assets                                  5,529         351          301
  Income taxes receivable                                          -       5,677          831        3,968          422
                                                       -------------   ---------    ---------    ---------    ---------
    Total current assets                                     174,709       6,028        1,132        3,968         (456)
                                                       -------------   ---------    ---------    ---------    ---------
Investment in and advances to joint ventures                  14,871

Property, plant, equipment, and mineral rights
 and reserves:
  Land and mineral rights                                     10,585
  Depreciable assets                                         238,779
                                                       -------------   ---------    ---------    ---------    ---------
                                                             249,364           -            -            -            -
  Less: accumulated depreciation                             162,201
                                                       -------------   ---------    ---------    ---------    ---------
                                                              87,163           -            -            -            -
                                                       -------------   ---------    ---------    ---------    ---------
Other assets:
  Goodwill                                                    16,744
  Intangible assets, net                                         957
  Deferred tax assets                                          4,729         524          219
  Other assets                                                 8,930
                                                       -------------   ---------    ---------    ---------    ---------
                                                              31,360         524          219            -            -
                                                       -------------   ---------    ---------    ---------    ---------
                                                       $     308,103   $   6,552    $   1,351    $   3,968    $    (456)
                                                       =============   =========    =========    =========    =========

                                                                        SEPTEMBER 30, 2004
                                                       ----------------------------------------------------
                                                                                  RECLASS
                      ASSETS                             ADJ 5        ADJ 6         (A)        AS RESTATED
----------------------------------------------------   ---------    ---------    ---------    -------------
Current assets:
  Cash                                                 $   5,036                              $      17,896
  Accounts receivable, net                                                                           91,166
  Inventories                                                                                        55,299
  Prepaid expenses                                                                    (750)           8,227
  Current deferred tax assets                                                                         6,181
  Income taxes receivable                                                (400)      (4,812)           5,686
                                                       ---------    ---------    ---------    -------------
    Total current assets                                   5,036         (400)      (5,562)         184,455
                                                       ---------    ---------    ---------    -------------
Investment in and advances to joint ventures                                                         14,871

Property, plant, equipment, and mineral rights
and reserves:
  Land and mineral rights                                                                            10,585
  Depreciable assets                                                                                238,779
                                                       ---------    ---------    ---------    -------------
                                                               -            -            -          249,364
  Less: accumulated depreciation                                          144                       162,345
                                                       ---------    ---------    ---------    -------------
                                                               -         (144)           -           87,019
                                                       ---------    ---------    ---------    -------------
Other assets:
  Goodwill                                                                489                        17,233
  Intangible assets, net                                                             2,437            3,394
  Deferred tax assets                                                     400                         5,872
  Other assets                                                                      (1,687)           7,243
                                                       ---------    ---------    ---------    -------------
                                                               -          889          750           33,742
                                                       ---------    ---------    ---------    -------------
                                                       $   5,036    $     345    $  (4,812)   $     320,087
                                                       =========    =========    =========    =============

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30, 2004
                                                       ----------------------------------------------------------------
                                                       AS PREVIOUSLY
    LIABILITIES AND STOCKHOLDERS' EQUITY                  REPORTED        ADJ 1        ADJ 2        ADJ 3        ADJ 4
----------------------------------------------------   -------------   ---------    ---------    ---------    ---------
Current liabilities:
  Notes payable                                        $          63
  Accounts payable                                            19,529
  Income tax payable                                           4,812
  Accrued liabilities                                         34,132                                                327
                                                       -------------   ---------    ---------    ---------    ---------
    Total current liabilities                                 58,536           -            -            -          327
                                                       -------------   ---------    ---------    ---------    ---------
Long-term debt                                                29,766
                                                       -------------   ---------    ---------    ---------    ---------
Minority interests in subsidiaries                               123
Other liabilities                                             20,389
                                                       -------------   ---------    ---------    ---------    ---------
                                                              20,512           -            -            -            -
                                                       -------------   ---------    ---------    ---------    ---------
Stockholders' equity:
  Common stock                                                   320
  Additional paid in capital                                  68,067
  Retained earnings                                          140,036       6,552        1,111        3,968         (783)
  Accumulated other comprehensive income                       8,554                      240
                                                       -------------   ---------    ---------    ---------    ---------
                                                             216,977       6,552        1,351        3,968         (783)
Less:
  Treasury stock                                              17,688
                                                       -------------   ---------    ---------    ---------    ---------
                                                             199,289       6,552        1,351        3,968         (783)
                                                       -------------   ---------    ---------    ---------    ---------
                                                             308,103       6,552        1,351        3,968         (456)
                                                       =============   =========    =========    =========    =========

                                                                        SEPTEMBER 30, 2004
                                                       ----------------------------------------------------
                                                                                  RECLASS
    LIABILITIES AND STOCKHOLDERS' EQUITY                 ADJ 5        ADJ 6         (A)        AS RESTATED
----------------------------------------------------   ---------    ---------    ---------    -------------
Current liabilities:
  Notes payable                                                                               $          63
  Accounts payable                                         5,036                                     24,565
  Income tax payable                                                                (4,812)               -
  Accrued liabilities                                                     491        1,337           36,287
                                                       ---------    ---------    ---------    -------------
    Total current liabilities                              5,036          491       (3,475)          60,915
                                                       ---------    ---------    ---------    -------------
Long-term debt                                                                                       29,766
                                                       ---------    ---------    ---------    -------------
Minority interests in subsidiaries                                                                      123
Other liabilities                                                                   (1,337)          19,052
                                                       ---------    ---------    ---------    -------------
                                                               -            -       (1,337)          19,175
                                                       ---------    ---------    ---------    -------------
Stockholders' equity:
  Common stock                                                                                          320
  Additional paid in capital                                                                         68,067
  Retained earnings                                            -         (144)           -          150,740
  Accumulated other comprehensive income                                   (2)                        8,792
                                                       ---------    ---------    ---------    -------------
                                                               -         (146)           -          227,919
Less:
  Treasury stock                                                                                     17,688
                                                       ---------    ---------    ---------    -------------
                                                               -         (146)           -          210,231
                                                       ---------    ---------    ---------    -------------
                                                           5,036          345       (4,812)         320,087
                                                       =========    =========    =========    =============

(A) Includes amounts being reclassified as discussed in Note 1. The table above includes these reclassifications for information purposes and to better illustrate all changes in the account balances from previously reported amounts.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

          The Adjustments 1 through 6 discussed previously also affect the condensed consolidated statement of operations for the nine and three month periods ended September 30, 2004 as illustrated below:

                                                                                NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 2004
                                                       ----------------------------------------------------------------
                                                       AS PREVIOUSLY
                                                          REPORTED        ADJ 1        ADJ 2        ADJ 3        ADJ 4
                                                       -------------   ---------    ---------    ---------    ---------
Net sales                                              $     340,535
Cost of sales                                                257,013
                                                       -------------   ---------    ---------    ---------    ---------
  Gross profit                                                83,522           -            -            -            -
General, selling and administrative expenses                  53,557                                              1,205
                                                       -------------   ---------    ---------    ---------    ---------
  Operating profit                                            29,965           -            -            -       (1,205)
                                                       -------------   ---------    ---------    ---------    ---------
Other income (expense):
  Interest expense, net                                         (587)
  Other, net                                                     (69)
                                                       -------------   ---------    ---------    ---------    ---------
                                                                (656)          -            -            -            -
                                                       -------------   ---------    ---------    ---------    ---------
Income before income taxes and equity
 in income of joint ventures                                  29,309           -            -            -       (1,205)
Income tax expense                                             8,974                   (1,111)      (3,968)        (422)
                                                       -------------   ---------    ---------    ---------    ---------
  Income before equity in income of
   joint ventures                                             20,335           -        1,111        3,968         (783)
Income from joint ventures                                       805
                                                       -------------   ---------    ---------    ---------    ---------
Net income                                             $      21,140   $       -    $   1,111    $   3,968    $    (783)
                                                       =============   =========    =========    =========    =========
Weighted average common shares outstanding                29,110,751
                                                       =============
Weighted average common and common equivalent shares
 outstanding                                              30,774,503
                                                       =============
Basic earnings per share                               $        0.73
                                                       =============
Diluted earnings per share                             $        0.69
                                                       =============
Dividends declared per share                           $        0.23
                                                       =============

                                                                       NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2004
                                                       ----------------------------------------------------
                                                                                  RECLASS
                                                         ADJ 5        ADJ 6         (A)        AS RESTATED
                                                       ---------    ---------    ---------    -------------
Net sales                                                                        $   6,373    $     346,908
Cost of sales                                                             142                       257,155
                                                       ---------    ---------    ---------    -------------
  Gross profit                                                 -         (142)       6,373           89,753
General, selling and administrative expenses                                2        6,373           61,137
                                                       ---------    ---------    ---------    -------------
  Operating profit                                             -         (144)           -           28,616
Other income (expense):
  Interest expense, net                                                                                (587)
  Other, net                                                                                            (69)
                                                       ---------    ---------    ---------    -------------
                                                               -            -            -             (656)
                                                       ---------    ---------    ---------    -------------
Income before income taxes and equity
 in income of joint ventures                                   -         (144)           -           27,960
Income tax expense                                                                                    3,473
                                                       ---------    ---------    ---------    -------------
  Income before equity in income of
   joint ventures                                              -         (144)           -           24,487
Income from joint ventures                                                                              805
                                                       ---------    ---------    ---------    -------------
Net income                                             $       -    $    (144)   $       -    $      25,292
                                                       =========    =========    =========    =============
Weighted average common shares outstanding                                                       29,110,751
                                                                                              =============
Weighted average common and common equivalent shares
 outstanding                                                                                     30,774,503
                                                                                              =============
Basic earnings per share                                                                      $        0.87
                                                                                              =============
Diluted earnings per share                                                                    $        0.82
                                                                                              =============
Dividends declared per share                                                                  $        0.23
                                                                                              =============


(A) Includes amounts being reclassified as discussed in Note 1. The table above includes these reclassifications for information purposes and to better illustrate all changes in the account balances from previously reported amounts.

                                                                    Continued...

               AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED
                                                                            SEPTEMBER 30, 2004
                                      -------------------------------------------------------------------------------------------
                                      AS PREVIOUSLY     ADJ1         ADJ 2        ADJ 3        ADJ 4         ADJ 5        ADJ 6
                                        REPORTED
                                      -------------  ----------   ----------   ----------   ----------    ----------   ----------
Net sales                             $     121,540
Cost of sales                                91,502                                                                           142
                                      -------------  ----------   ----------   ----------   ----------    ----------   ----------
  Gross profit                               30,038           -            -            -            -             -         (142)
General, selling and administrative
 expenses                                    18,414                                              1,205                          2
                                      -------------  ----------   ----------   ----------   ----------    ----------   ----------
  Operating profit                           11,624           -            -            -       (1,205)            -         (144)
                                      -------------  ----------   ----------   ----------   ----------    ----------   ----------
Other income (expense):
  Interest expense, net                        (197)
  Other, net                                   (151)
                                      -------------  ----------   ----------   ----------   ----------    ----------   ----------
                                               (348)          -            -            -            -             -            -
                                      -------------  ----------   ----------   ----------   ----------    ----------   ----------
  Income before income taxes and
   equity in income of joint
   ventures                                  11,276           -            -            -       (1,205)            -         (144)
Income tax expense                            3,295                   (1,111)      (3,968)        (422)
                                      -------------  ----------   ----------   ----------   ----------    ----------   ----------
  Income before equity in income of
   joint ventures                             7,981           -        1,111        3,968         (783)            -         (144)
Income from joint ventures                      336
                                      -------------  ----------   ----------   ----------   ----------    ----------   ----------
Net income                            $       8,317  $        -   $    1,111   $    3,968   $     (783)   $        -   $     (144)
                                      =============  ==========   ==========   ==========   ==========    ==========   ==========
Weighted average common shares
 outstanding                             29,148,594
                                      =============
Weighted average common and common
 equivalent shares outstanding           30,778,272
                                      =============
Basic earnings per share              $        0.29
                                      =============
Diluted earnings per share            $        0.27
                                      =============
Dividends declared per share          $        0.09
                                      =============

                                         THREE MONTHS ENDED
                                         SEPTEMBER 30, 2004
                                      -------------------------
                                        RECLASS    AS RESTATED
                                          (A)
                                      ----------   ------------
Net sales                             $    2,526   $    124,066
Cost of sales                                            91,644
                                      ----------   ------------
  Gross profit                             2,526         32,422
General, selling and administrative
 expenses                                  2,526         22,147
                                      ----------   ------------
  Operating profit                             -         10,275
                                      ----------   ------------
Other income (expense):
  Interest expense, net                                    (197)
  Other, net                                               (151)
                                      ----------   ------------
                                               -           (348)
                                      ----------   ------------
  Income before income taxes and
   equity in income of joint
   ventures                                    -          9,927
Income tax expense                                       (2,206)
                                      ----------   ------------
  Income before equity in income of
   joint ventures                              -         12,133
Income from joint ventures                                  336
                                      ----------   ------------
Net income                            $        -   $     12,469
                                      ==========   ============
Weighted average common shares
 outstanding                                         29,148,594
                                                   ============
Weighted average common and common
 equivalent shares outstanding                       30,778,272
                                                   ============
Basic earnings per share                           $       0.43
                                                   ============
Diluted earnings per share                         $       0.41
                                                   ============
Dividends declared per share                       $       0.09
                                                   ============

(A) Includes amounts being reclassified as discussed in Note 1. The table above includes these reclassifications for information purposes and to better illustrate all changes in the account balances from previously reported amounts.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The effect of these reclassifications and Adjustments previously discussed in this Note 2 on the condensed consolidated statement of cash flows for the nine month periods ended September 30, 2004, when compared to the amounts originally reported, is as follows:

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               -------------------------------
                                                                                    2004             2004
                                                                                (AS REPORTED)     (RESTATED)
                                                                                                   (NOTE 2)
                                                                               --------------   --------------
Cash flow from operating activities:
   Net income                                                                  $       21,140   $       25,292 (A)
   Adjustments to reconcile from net income to net cash
    used in operating activities:
      Depreciation, depletion, and amortization                                        14,342           15,049 (B)
      Changes in assets and liabilities, net of effects of acquisitions:
         Decrease (increase) in current assets                                        (29,001)         (28,425)(C)
         Decrease (increase) in noncurrent assets                                      (1,466)          (2,085)(D)
         Increase (decrease) in current liabilities                                     8,803            9,344 (E)
         Increase (decrease) in noncurrent liabilities                                  1,737            1,737
         Other                                                                            914              914
                                                                               --------------   --------------
Net cash provided by operating activities                                              16,469           21,826
                                                                               --------------   --------------
   Cash flow from investing activities:
   Acquisition of land, mineral rights, and depreciable assets                        (12,077)         (12,077)
   Acquisitions, net of cash acquired                                                 (13,335)         (13,335)
   Other                                                                                  878              316 (F)
                                                                               --------------   --------------
         Net cash (used in) provided by investing activities                          (24,534)         (25,096)
                                                                               --------------   --------------
Cash flow from financing activities:
   Net increase (decrease) in outstanding debt                                         16,024           16,024
   Proceeds from sales of treasury stock                                                1,222            1,222
   Purchases of treasury stock                                                         (2,879)          (2,879)
   Dividends paid                                                                      (6,731)          (6,731)
                                                                               --------------   --------------
         Net cash provided by (used in) financing activities                            7,636            7,636
                                                                               --------------   --------------
Effect of foreign currency rate changes on cash                                          (236)               5 (G)
                                                                               --------------   --------------
Net increase (decrease) in cash and cash equivalents                                     (665)           4,371 (H)
                                                                               --------------   --------------
Cash and cash equivalents at beginning of period                                       13,525           13,525
                                                                               --------------   --------------
Cash and cash equivalents at end of period                                     $       12,860   $       17,896 (H)
                                                                               ==============   ==============
Supplemental disclosures of cash flow information: Cash paid (received) for:
   Interest, net                                                               $          640   $          355 (I)
                                                                               ==============   ==============
   Income taxes, net                                                           $        6,202   $       (2,593)(I)
                                                                               ==============   ==============

(A) Reflects the net income effect of the adjustments to the nine month period ended September 30, 2004 as previously discussed.
(B) Reflects a $563 increase from the reclassification of amortization expense relating to an intangible asset as discussed in Note 1 as well as the additional asset depreciation as discussed in Adjustment 6 of this Note 2.
(C) Reflects a reduction of $878 due to the expensing of professional fees as discussed in Adjustment 4. Also includes a $302 increase to recognize deferred tax assets as discussed in Adjustment 2.
(D) Includes a $219 effect of recognizing deferred tax assets as discussed in Adjustment 2 as well as the $400 effect of reclassifying long-term deferred tax assets as discussed in Adjustment 6.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(E) Includes the $5,036 effect of properly recording cash disbursements as discussed in Adjustment 5 and the $327 effect to accrue for professional fees expensed as discussed in Adjustment 4. The remaining amount includes the effect on tax payable of recording Adjustments 2,3,4 and 6 discussed herein.
(F) Reflects reclassification of amortization expense on intangible asset as discussed in Note 1.
(G) Reflects the foreign currency translation effect of recording Adjustment 2.
(H) Reflect the proper recording of cash disbursements as discussed in Adjustment 5.
(I) Cash paid for interest reflects a $285 reclassification for interest received, which increases cash paid for income taxes and decreases cash paid for interest. In addition to this adjustment, cash paid for income taxes decreased by a total of $9,080 primarily to include cash received on income tax refunds.

        These adjustments also have the effect of increasing comprehensive income by $4,392 from amounts previously reported for both the nine and three month periods ended September 30, 2004. The increase is attributable to the $4,152 increase in net income illustrated in this Note 2 as well as an increase of $240 resulting from the foreign currency effect of Adjustment 2.

NOTE 3:   INVENTORIES

        Inventories at September 30, 2004 have been valued using the same methods as at December 31, 2003. The composition of inventories at September 30, 2004 and December 31, 2003 was as follows:


                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2004             2003
                                                                                -------------    ------------
Advance mining                                                                  $       2,423    $      2,605
Crude stockpile inventories                                                            16,083          14,410
In-process inventories                                                                 17,724          14,190
Other raw material, container, and supplies inventories                                19,069          14,977
                                                                                -------------    ------------
                                                                                $      55,299    $     46,182
                                                                                =============    ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4:   EARNINGS PER SHARE

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

                                                          NINE MONTHS ENDED              THREE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -----------------------------   -----------------------------
                                                        2004           2003            2004            2003
                                                   -------------   -------------   -------------   -------------
Weighted average of common shares outstanding         29,110,751      28,176,170      29,148,594      28,421,103
Dilutive impact of stock options                       1,663,752       1,665,209       1,629,678       1,989,112
Weighted average of common and common equivalent
  shares for the period                               30,774,503      29,841,379      30,778,272      30,410,215
                                                   =============   =============   =============   =============
Common shares outstanding                             29,203,355      28,262,630      29,203,355      28,262,630
                                                   =============   =============   =============   =============

NOTE 5:   BUSINESS SEGMENT INFORMATION

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

                                                          NINE MONTHS ENDED                THREE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                   -------------------------------   -------------------------------
                                                        2004           2003              2004              2003
                                                     (RESTATED)                       (RESTATED)
                                                      (NOTE 2)                         (NOTE 2)
                                                   --------------   --------------   --------------   --------------
Business Segment:
   Revenues:
      Minerals                                     $      198,429   $      159,751   $       67,430   $       55,467
      Environmental                                       129,820          101,062           49,983           40,305
      Transportation                                       30,369           28,554           10,979           10,367
      Intersegment shipping                               (11,710)         (10,967)          (4,326)          (4,379)
                                                   --------------   --------------   --------------   --------------
            Total                                  $      346,908   $      278,400   $      124,066   $      101,760
                                                   ==============   ==============   ==============   ==============

   Operating profit (loss):
      Minerals                                     $       23,771   $       16,854   $        8,098   $        6,055
      Environmental                                        16,051           14,875            6,820            7,171
      Transportation                                        1,360            1,252              523              477
      Corporate                                           (12,566)         (10,442)          (5,166)          (3,761)
                                                   --------------   --------------   --------------   --------------
            Total                                  $       28,616   $       22,539   $       10,275   $        9,942
                                                   ==============   ==============   ==============   ==============

                                                   SEPT. 30, 2004   DEC. 31, 2003
                                                   --------------   --------------
   Assets:
      Minerals                                     $      165,861   $      144,973
      Environmental                                       126,642           83,459
      Transportation                                        1,947            1,891
      Corporate                                            25,637           35,006
                                                   --------------   --------------
            Total                                  $      320,087   $      265,329
                                                   ==============   ==============

        At September 30, 2004 and December 31, 2003, goodwill for the minerals segment was $4,973 and $5,394; for the environmental segment, it was $12,260 and $239, respectively. The purchase price allocations of certain acquisitions have not been finalized as management is in the process of determining the fair values of the assets acquired and liabilities assumed.

NOTE 6:   STOCK OPTION PLANS

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

                                                         NINE MONTHS ENDED              THREE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                   ------------------------------  ------------------------------
                                                        2004           2003            2004            2003
                                                      (RESTATED)                     (RESTATED)
                                                       (NOTE 2)                       (NOTE 2)
                                                   --------------  --------------  --------------  --------------
Net income, as reported                            $       25,292  $       15,271  $       12,469  $        6,632
Add:    Stock-based employee compensation
        expense included in reported in net
        income, net of  related tax effects                   936             215             299              66
Deduct: Total stock-based employee compensation
        expense determined under fair value
        based method for all awards, net of
        related tax effects                                (1,161)           (620)           (374)           (207)
                                                   --------------  --------------  --------------  --------------
Pro forma net income                               $       25,067  $       14,866  $       12,394  $        6,491
                                                   ==============  ==============  ==============  ==============
Earnings per share:

Basic - as reported                                $         0.87  $         0.54  $         0.43  $         0.23
Basic - pro forma                                  $         0.86  $         0.53  $         0.43  $         0.23

Diluted - as reported                              $         0.82  $         0.51  $         0.41  $         0.22
Diluted - pro forma                                $         0.81  $         0.50  $         0.40  $         0.21

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (CONTINUED)

NOTE 7:   COMPONENTS OF PENSION AND OTHER RETIREMENT BENEFIT COST

                                                         NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -------------------------------   -------------------------------
                                                        2004             2003            2004             2003
                                                   --------------   --------------   --------------   --------------
Service cost                                       $        1,086   $          996   $          362   $          332
Interest cost                                               1,371            1,314              457              438
Expected return on plan assets                             (1,452)          (1,182)            (484)            (394)
Amortization of transition asset                             (102)            (102)             (34)             (34)
Amortization of prior service cost                             21               21                7                7
Amortization of net loss                                        -               51                -               17
                                                   --------------   --------------   --------------   --------------
Net periodic benefit cost                          $          924   $        1,098   $          308   $          366
                                                   ==============   ==============   ==============   ==============

EMPLOYER CONTRIBUTIONS

        The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,000 to its pension plan in 2004. As of September 30, 2004, that full contribution has been made.

NOTE 8:   ACQUISITIONS

        The Company acquired all of the outstanding stock in two acquisitions during the nine month period ended September 30, 2004. Net cash paid and notes payable assumed totaled $13,335. Goodwill associated with these acquisitions was $11,796. These acquisitions, individually and in the aggregate, did not materially affect the Company's operating results or financial position in the periods presented. The purchase price allocations of certain acquisitions have not been finalized as management is in the process of determining the fair values of the acquired assets and liabilities assumed.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operation, and require us to make estimates, complex judgments and assumptions, including with respect to events which are inherently uncertain. As a result, actual results could differ from these estimates. For more information on our critical accounting policies, one should also read our Annual Report on Form 10-K for the year ended December 31, 2004.

ANALYSIS OF RESULTS OF OPERATIONS

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements. In addition, as discussed in Note 1 and Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1, the Company has reclassified and restated certain financial data as of and for the three and nine month periods ended September 30, 2004. The following discussion and analysis of results of operations and financial condition are based upon such restated and reclassified financial data.

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003:

RESULTS OF OPERATIONS (IN MILLIONS):

NET SALES:                   2004        2003      % Change
                           ---------   --------    --------
                           $   124.1   $  101.8          22%

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

GROSS PROFIT:                2004        2003      % Change
                           ---------   --------    --------
                           $    32.4   $   27.7          17%
        Margin                  26.1%      27.2%        N/A

        Gross profit improved in the third quarter of 2003 in conjunction with the increase in net sales. Gross margin declined by 110 basis points due to relatively lower gross profit earned from the environmental segment.

GENERAL, SELLING &
 ADMINISTRATION EXPENSES:    2004       2003       % Change
                           ---------   --------    --------
                           $    22.1   $   17.7          25%

        Higher compensation and benefit costs accounted for the majority of the increase over the 2003 third quarter. We had higher employment levels compared with the prior year due to acquired businesses and staffing increases. We recorded approximately $1.2 million of tax consulting fees in the 2004 period in connection with the filing of amended federal income tax returns which are claiming refunds for increased deductions and credits for the 1999 through 2002 tax years. Further background on this matter is described in Note 2 to Condensed Consolidated Financial Statements included in Item 1.

        Stock-based compensation costs accounted for approximately $0.2 million of the increase over the prior year period. Research and development expenses were approximately $1.4 million in the third quarter of 2004 compared with $1.2 million in last year's period.

OPERATING PROFIT:            2004        2003      % Change
                           ---------   --------    --------
                           $    10.3   $    9.9           3%
        Margin                   8.3%       9.8%        N/A

        Operating profit growth was depressed by the charge for tax consulting fees described above. If those fees had not been recorded, operating profit would have been $11.5 million for the reporting period, or an increase of 15% over the 2003 period.

        Favorable foreign currency exchange rates accounted for 16% of the increase in operating profit over the 2003 third quarter, after considering the effect of the tax consulting fees. Acquisitions had an immaterial impact on operating profit in the current-year period. The remainder of the increase was generated by organic growth from the minerals segment. Eliminating the effect of the tax consulting fees, operating margin declined by 50 basis points as a result of the decline in environmental segment profits compared with the 2003 period.

INTEREST EXPENSE, NET:          2004       2003      % Change
                               -------    -------    --------
                               $   0.2    $   0.1         100%

        Interest expense in the third quarter increased due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to acquisitions completed in the first quarter of 2004 and an increase in working capital funding in the third quarter of this year.

INCOME TAXES:                   2004       2003      % Change
                               -------    -------    --------
                               $  (2.2)   $   3.4         N/A
        Effective tax rate         N/A       34.0%        N/A

        As described in Adjustments 2, 3, and 4 of Note 2 to Condensed Consolidated Financial Statements included in Item 1, we reported an income tax benefit in the 2004 period due to the filing of amended federal income tax returns and recording adjustments to deferred income tax assets and income taxes payable at a U.K. subsidiary. After factoring out the $5.5 million benefit recorded to income tax expense associated with these events, our effective income tax rate would have been 29%. Businesses with lower statutory income tax rates represented a greater proportion of pre-tax earnings in the current year period compared with the third quarter of 2003.

NET INCOME:                     2004       2003      % Change
                               -------    -------    --------
                               $  12.5    $   6.6          88%
        Margin                    10.1%       6.5%        N/A

        The tax benefit adjustments described above, less the net effect of the tax consulting fees associated with the filing of amended income tax returns, accounted for $4.3 million of the increase over the 2003 period. Increased operating profit accounted for the remaining portion of the improvement over the 2003 reporting period. Net margin in the 2004 period increased primarily due to the tax benefit adjustments. Net margin would have been 6.6% for the 2004 period after factoring out the tax benefit adjustments.

DILUTED EARNINGS PER SHARE:     2004       2003      % Change
                               -------    -------    --------
                               $  0.41    $  0.22          86%

        The net effect of the tax benefit adjustments and tax consulting fees accounted for $0.14 per diluted share of the increase over the 2003 period. Organic sales and operating profit growth contributed $0.03 per share of the increase over the third quarter of 2003. A lower effective income tax rate, after factoring out the tax benefit adjustments, accounted for $0.02 per share of the increase over the third quarter of 2003. Weighted average common and common equivalent shares outstanding increased by approximately 1% over the 2003 quarter. Stock option exercises by employees resulted in higher weighted average shares outstanding during the current reporting period.

        SEGMENT ANALYSIS:

        Following is a review of operating results for each of our four reporting segments:

                                                                           THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
               MINERALS                                2004                      2003                  2004 VS. 2003
-------------------------------------------   -----------------------   -----------------------   -----------------------
                                                                         (Dollars in Thousands)
Product sales                                 $   60,917         90.3%  $   51,077         92.1%
Shipping revenue                                   6,513          9.7%       4,390          7.9%
                                              ----------   ----------   ----------   ----------
Net sales                                         67,430        100.0%      55,467        100.0%      11,963         21.6%
                                              ----------   ----------   ----------   ----------
Cost of sales - product                           46,694         69.2%      40,051         72.2%
Cost of sales - shipping                           6,513          9.7%       4,390          7.9%
                                              ----------   ----------   ----------   ----------
Cost of sales                                     53,207         78.9%      44,441         80.1%
                                              ----------   ----------   ----------   ----------
  Gross profit                                    14,223         21.1%      11,026         19.9%       3,197         29.0%

General, selling andadministrative expenses        6,125          9.1%       4,971          9.0%       1,154         23.2%
                                              ----------   ----------   ----------   ----------   ----------
  Operating profit                                 8,098         12.0%       6,055         10.9%       2,043         33.7%

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

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
                                                       2004                      2003                   2004 VS. 2003
                                                     (RESTATED)                                          (RESTATED)
             ENVIRONMENTAL                            (NOTE 2)                                            (NOTE 2)
-------------------------------------------   -----------------------   -----------------------   -----------------------
                                                                        (Dollars in Thousands)
Product sales                                 $   46,422         92.9%  $   37,102         92.1%
Shipping revenue                                   3,561          7.1%       3,203          7.9%
                                              ----------   ----------   ----------   ----------
Net sales                                         49,983        100.0%      40,305        100.0%       9,678         24.0%
                                              ----------   ----------   ----------   ----------
Cost of sales - product                           29,437         58.9%      21,593         53.6%
Cost of sales - shipping                           3,561          7.1%       3,203          7.9%
                                              ----------   ----------   ----------   ----------
Cost of sales                                     32,998         66.0%      24,796         61.5%
                                              ----------   ----------   ----------   ----------
  Gross profit                                    16,985         34.0%      15,509         38.5%       1,476          9.5%
General, selling and administrative expenses      10,165         20.3%       8,338         20.7%       1,827         21.9%
                                              ----------   ----------   ----------   ----------   ----------
  Operating profit                                 6,820         13.6%       7,171         17.8%        (351)        -4.9%

        Approximately 65% of the increase in net sales was attributed to acquisitions. Favorable currency exchange rates accounted for another 9% of the increase. Organic sales growth was attributed to the European building materials business.

        Gross profit grew in conjunction with the increase in net sales; however, gross margin declined by 450 basis points from the third quarter of 2003. Acquired businesses earned relatively lower gross margins than existing businesses. Gross margins earned from existing businesses were comparable to third quarter of 2003.

        General, selling and administrative expenses increased primarily due to higher personnel levels and benefit costs. The personnel increase was primarily associated with acquisitions completed since the third quarter of 2003. Higher foreign currency exchange rates also contributed to the increase over 2003.

        Operating profit declined as general, selling and administrative expenses increased more than gross profits. Operating margin declined by 420 basis points. This decline was caused by the decline in gross margin described above.

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
              TRANSPORTATION                           2004                      2003                  2004 VS. 2003
-------------------------------------------   -----------------------   -----------------------   -----------------------
                                                                        (Dollars in Thousands)
Net sales                                     $   10,979        100.0%  $   10,367        100.0%  $      612          5.9%
Cost of sales                                      9,765         88.9%       9,243         89.2%
                                              ----------   ----------   ----------   ----------
  Gross profit                                     1,214         11.1%       1,124         10.8%          90          8.0%

General, selling and administrative expenses         691          6.3%         647          6.2%          44          6.8%
                                              ----------   ----------   ----------   ----------   ----------
Operating profit                                     523          4.8%         477          4.6%          46          9.6%

        Net sales improved due to higher traffic levels and increased pricing. Gross margin improved by 20 basis points over the third quarter of 2003 due to the increase in sales. General, selling and administrative expenses increased due to higher personnel costs.

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                         -------------------------------------------------
                                                           2004          2003           2004 VS. 2003
                                                         (RESTATED)                       (RESTATED)
                  CORPORATE                               (NOTE 2)                         (NOTE 2)
------------------------------------------------------   ----------   ----------   -----------------------
                                                                      (Dollars in Thousands)
Intersegment shipping sales                              $   (4,326)  $   (4,379)
Intersegment shipping costs                                  (4,326)      (4,379)
                                                         ----------   ----------
  Gross profit                                                    -            -

Corporate general, selling and administrative expenses        4,250        2,802        1,448         51.7%
Nanocomposite business development expenses                     916          959          (43)        -4.5%
                                                         ----------   ----------   ----------
Operating loss                                               (5,166)      (3,761)      (1,405)        37.4%

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

        As previously described in this report, we recorded tax consulting fees of $1.2 million in the 2004 period in connection with the filing of amended federal income tax returns which are claiming refunds for increased deductions and credits for the 1999 through 2002 tax years. The remaining increase was primarily due to higher stock-based compensation costs recorded in the current year. Corporate personnel levels and base compensation costs were comparable to the prior year period.

        Net nanocomposite operating expenses declined from the third quarter of 2003 due to lower spending on activities that are now funded by our alliance partners. This business has alliance agreements with Mitsubishi Gas Chemical Company and Poly One Corporation that focus on developing certain markets for nanocomposites.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003:

RESULTS OF OPERATIONS (IN MILLIONS):

NET SALES:                      2004       2003      % Change
                               -------    -------    --------
                               $ 346.9    $ 278.4          25%

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

GROSS PROFIT:                   2004       2003      % Change
                               -------    -------    --------
                               $  89.8    $  73.4          22%
        Margin                    25.9%      26.4%        N/A

        Gross profit improved over the 2003 nine-month period in conjunction with the increase in net sales. The decline in gross margin arose from lower profitability in the environmental segment.

GENERAL, SELLING &
 ADMINISTRATION EXPENSES:       2004       2003      % Change
                               -------    -------    --------
                               $  61.1    $  50.9          20%

        Higher compensation and benefit costs accounted for the majority of the increase over the 2003 nine-month period. We had higher personnel levels in the 2004 period due to acquisitions and staffing increases. We recorded approximately $1.2 million of tax consulting fees in the 2004 period in connection with the filing of amended federal income tax returns which are claiming refunds for increased deductions and credits for the 1999 through 2002 tax years. Further background on this matter is described in Note 2 to Condensed Consolidated Financial Statements included in Item 1.

        Stock-based compensation costs accounted for approximately $0.7 million of the increase over the prior-year period. Research and development expenses were approximately $4.1 million in the current-year period compared with $3.8 million in the 2003 nine-month period.

OPERATING PROFIT:               2004       2003      % Change
                               -------    -------    --------
                               $  28.6    $  22.5          27%
        Margin                     8.3%       8.1%        N/A

        Operating profit improved with the increase in gross profit and net sales; however, growth was depressed by the charge for tax consulting fees described above. If those fees had not been recorded, operating profit would have been $29.8 million for the 2004 reporting period, or an increase of 32% over the 2003 period.

        Acquisitions and favorable foreign currency exchange rates accounted for 18% and 14%, respectively, of the increase in operating profit over the 2003 nine-month period. Operating margin for both reporting periods; however, it would have improved by 50 basis points after factoring out the effect of the tax consulting fees described above. The improvement in operating margin, after factoring out the effect of the tax consulting fees, reflected lower growth in operating expenses compared to gross profit gains over the prior-year period.

INTEREST EXPENSE, NET:          2004       2003      % Change
                               -------    -------    --------
                               $   0.6    $   0.3         100%

        Interest expense in the current year period increased due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to acquisitions completed in the first quarter of 2004 and an increase in working capital funding over the course of the year.

INCOME TAXES:                   2004       2003      % Change
                               -------    -------    --------
                               $   3.5    $   7.7         (55)%
        Effective tax rate        12.4%      34.0%        N/A

        As described in Adjustments 2, 3 and 4 of Note 2 to Condensed Consolidated Financial Statements included in Item 1, we reported an income tax benefit in the 2004 period due to the filing of amended federal income tax returns and recording adjustments to deferred income tax assets and income taxes payable at a U.K. subsidiary. After factoring out the $5.5 million benefit recorded to income tax expense associated with these events, our effective income tax rate would have been 32%. Businesses with lower statutory income tax rates represented a greater proportion of pre-tax earnings in the current year period compared with the 2003 nine-month period, resulting in the decrease in the effective tax rate.

NET INCOME:                     2004       2003      % Change
                               -------    -------    --------
                               $  25.3    $  15.3          66%
        Margin                     7.2%       5.5%        N/A

        The tax benefit adjustments described above, less the net effect of the tax consulting fees associated with the filing of amended income tax returns, accounted for $4.3 million of the increase over the 2003 period. Net income improved, after factoring out the effect of the tax benefit adjustments, in conjunction with the increase in operating profit and the lower adjusted effective income tax rate in the 2004 period.

DILUTED EARNINGS PER SHARE:     2004       2003      % Change
                               -------    -------    --------
                               $  0.82    $  0.51          61%

        The net effect of the tax benefit adjustments and tax consulting fees accounted for $0.14 per diluted share of the increase over the 2003 period. Earnings from acquired businesses, favorable foreign currency exchange rates and a lower effective income tax rate, after factoring out the tax benefit adjustments, accounted of $0.03, $0.02 and $0.03 per share, respectively, of the increase over the 2003 nine-month period. Weighted average common and common equivalent shares outstanding increased by 3.1% over the 2003 nine-month period, which negatively impacted earnings per share by $0.03 per share in the 2004 period. Stock option exercises by employees resulted in higher weighted average shares outstanding in the current reporting period. Organic sales and operating profit growth contributed the remaining increase over the prior-year period.

        SEGMENT ANALYSIS:

        Following is a review of operating results for each of our four reporting segments:

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
                MINERALS                               2004                      2003                  2004 VS. 2003
-------------------------------------------   -----------------------   -----------------------   -----------------------
                                                                         (Dollars in Thousands)
Product sales                                 $  180,886         91.2%  $  145,545         91.1%
Shipping revenue                                  17,543          8.8%      14,206          8.9%
                                              ----------   ----------   ----------   ----------
Net sales                                        198,429        100.0%     159,751        100.0%      38,678         24.2%
                                              ----------   ----------   ----------   ----------
Cost of sales - product                          140,046         70.6%     114,007         71.4%
Cost of sales - shipping                          17,543          8.8%      14,206          8.9%
                                              ----------   ----------   ----------   ----------
Cost of sales                                    157,589         79.4%     128,213         80.3%
                                              ----------   ----------   ----------   ----------
  Gross profit                                    40,840         20.6%      31,538         19.7%       9,302         29.5%

General, selling andadministrative expenses       17,069          8.6%      14,684          9.2%       2,385         16.2%
                                              ----------   ----------   ----------   ----------   ----------
  Operating profit                                23,771         12.0%      16,854         10.6%       6,917         41.0%

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

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
                                                       2004                      2003                 2004 VS. 2003
                                                     (RESTATED)                                         (RESTATED)
               ENVIRONMENTAL                          (NOTE 2)                                           (NOTE 2)
-------------------------------------------   -----------------------   -----------------------   -----------------------
                                                                         (Dollars in Thousands)
Product sales                                 $  121,215         93.4%  $   93,680         92.7%
Shipping revenue                                   8,605          6.6%       7,382          7.3%
                                              ----------   ----------   ----------   ----------
Net sales                                        129,820        100.0%     101,062        100.0%      28,758         28.5%
                                              ----------   ----------   ----------   ----------
Cost of sales - product                           75,665         58.3%      54,946         54.4%
Cost of sales - shipping                           8,605          6.6%       7,382          7.3%
                                              ----------   ----------   ----------   ----------
Cost of sales                                     84,270         64.9%      62,328         61.7%
                                              ----------   ----------   ----------   ----------
  Gross profit                                    45,550         35.1%      38,734         38.3%       6,816         17.6%

General, selling and administrative expenses      29,499         22.7%      23,859         23.6%       5,640         23.6%
                                              ----------   ----------   ----------   ----------   ----------
  Operating profit                                16,051         12.4%      14,875         14.7%       1,176          7.9%

        Approximately 60% of the increase in net sales was attributed to businesses acquired since the fourth quarter of 2003. Favorable currency exchange rates accounted for another 14% of the increase. Organic sales growth was primarily attributed to the European building materials and lining technologies businesses.

        Gross profit grew in conjunction with the increase in net sales; however, gross margin declined by 320 basis points in comparison with the 2003 nine-month period. Acquired businesses earned relatively lower gross margins than existing businesses. Gross margins earned from existing businesses were comparable to the 2003 nine-month period.

        General, selling and administrative expenses increased primarily due to higher personnel levels and associated benefit costs. The personnel increase was primarily attributed to acquired businesses since the fourth quarter of 2003. Higher foreign currency exchange rates also contributed to the increase over 2003.

        Operating profit grew due to the increase in net sales and gross profit over the prior year period. Operating margin declined by 230 basis points as a result of the decrease in gross margin described above.

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
               TRANSPORTATION                          2004                      2003                  2004 VS. 2003
-------------------------------------------   -----------------------   -----------------------   -----------------------
                                                                        (Dollars in Thousands)
Net sales                                     $   30,369        100.0%  $   28,554        100.0%  $    1,815          6.4%
Cost of sales                                     27,006         88.9%      25,427         89.0%
                                              ----------   ----------   ----------   ----------
  Gross profit                                     3,363         11.1%       3,127         11.0%         236          7.5%

General, selling and administrative expenses       2,003          6.6%       1,875          6.6%         128          6.8%
                                              ----------   ----------   ----------   ----------   ----------
Operating profit                                   1,360          4.5%       1,252          4.4%         108          8.6%

        Net sales improved due to higher traffic levels and new customers. Intersegment revenues also contributed to the increase. Gross margin improved over the 2003 nine-month period by 10 basis points primarily due to higher pricing and better asset utilization. General, selling and administrative expenses increased due to higher personnel costs.

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                         -------------------------------------------------
                                                            2004         2003          2004 VS. 2003
                                                         (RESTATED)                      (RESTATED)
                    CORPORATE                             (NOTE 2)                        (NOTE 2)
------------------------------------------------------   ----------   ----------   -----------------------
                                                                      (Dollars in Thousands)
Intersegment shipping sales                              $  (11,710)  $  (10,967)
Intersegment shipping costs                                 (11,710)     (10,967)
                                                         ----------   ----------
  Gross profit                                                    -            -

Corporate general, selling and administrative expenses        9,844        7,535        2,309         30.6%

Nanocomposite business development expenses                   2,722        2,907         (185)        -6.4%
                                                         ----------   ----------   ----------
Operating loss                                              (12,566)     (10,442)      (2,124)        20.3%

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

        As previously described in this report, we recorded tax consulting fees of $1.2 million in the 2004 period in connection with the filing of amended federal income tax returns which are claiming refunds for increased deductions and credits for the 1999 through 2002 tax years. The remaining increase was primarily due to higher stock-based compensation costs recorded in the current year. Corporate personnel levels and base compensation costs were comparable to the prior year period.

        Nanocomposite operating expenses declined from the 2003 nine-month period due to lower spending on activities that are now funded by our alliance partners.

LIQUIDITY AND CAPITAL RESOURCES (IN MILLIONS):

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         -----------------------
                                                            2004         2003
                                                         (RESTATED)
                   CASH FLOWS                             (NOTE 2)
------------------------------------------------------   ----------   ----------
Net cash provided by (used in) operating activities      $     21.8   $     16.0
Net cash provided by (used in) investing activities      $    (25.1)  $    (13.0)
Net cash provided by (used in) financing activities      $      7.6   $     (7.0)

        Cash flows provided by operating activities improved over the 2003 period as a result of higher net income, which increased by $10.0 million. Historically, cash flows from operations have increased over the course of the fiscal year and we anticipate this pattern to continue for the remainder of 2004.

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

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2004            2003
                                                          (UNAUDITED)
                                                           (RESTATED)
                   FINANCIAL POSITION                      (NOTE 2)
------------------------------------------------------   -------------   ------------
Working capital                                          $       123.5   $       95.9
Intangible assets                                        $        20.6   $       10.0
Total assets                                             $       320.1   $      265.3

Long-term debt                                           $        29.8   $        9.0
Other long-term obligations                              $        19.2   $       17.2
Stockholder's equity                                     $       210.2   $      191.5

        Working capital at September 30, 2004 increased from December 31, 2003, primarily due to acquisitions completed in 2004 and strong sales reported in the period. The current ratio was 3.0-to-1 and 3.0-to-1 at September 30, 2004 and December 31, 2003, respectively.

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

        Long-term debt increased to 12.4% of total capitalization at September 30, 2004 compared with 4.5% at December 31, 2003. The increase in debt levels was principally attributed to funding of acquisitions completed in 2004 which also included an assumption of debt. We have a $100 million revolving credit facility with a consortium of U.S. banks which matures on October 31, 2006. At September 30, 2004, we had approximately $76 million of borrowing capacity remaining from the credit facility. The credit facility stipulates that we must comply with a number of financial covenants. We are in compliance with those covenants at September 30, 2004.

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

ITEM 4:   CONTROLS AND PROCEDURES

        An evaluation has been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, solely as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2004 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported as and when required. Notwithstanding the foregoing, management believes that the financial statements included within this report fairly present in all material respects the financial position, results of operations, and cash flows of the Company, in conformity with generally accepted accounting principles in the United States, for the periods presented.

        The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include in their annual reports on Form 10-K an assessment by management of the effectiveness of the Company's internal controls over financial reporting. In addition, the Company's independent registered public accounting firm must attest to and report on management's assessment, as well as make its own assessment of the effectiveness of the Company's internal control over financial reporting. As described in the annual report on Form 10-K filed by the Company for the year ended December 31, 2004, we are relying upon an exemptive order issued by the SEC on November 30, 2004 (SEC Release No. 34-50754), permitting the Company to delay by 45 days the filing of management's annual report on internal control over financial reporting and the related attestation report.

        In conducting the evaluation and assessment of the Company's internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act, management identified a material weakness in internal control over financial reporting relative to our accounting for income taxes. In particular, our design of internal controls did not address the accounting considerations arising from the filing of tax returns or the timing of recording of changes in accounting estimates relating to income taxes of foreign subsidiaries. This control weakness resulted in errors in our accounting for income taxes, which were identified during the course of our 2004 audit, and resulted in the restatement of our financial results for the quarter ended September 30, 2004 described in this quarterly report on Form 10-Q/A. Due to the foregoing material weakness, management will be required to conclude that the Company's internal control over financial reporting was ineffective as of December 31, 2004.

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, we are working to design and implement appropriate procedures in order to remediate the deficiencies in our internal control over financial reporting concerning accounting for income taxes. After the discovery, in the first quarter of 2005, of the errors resulting in the restatement of our financial statements as of and for the three and nine month periods ended September 30, 2004, we are implementing changes to our design of internal control with respect to accounting for income taxes. Specifically, we will formalize procedures relating to determination of appropriate accounting treatment for certain deduction and credit positions taken in filing income tax returns, both amended and original. Our Tax Manager will be responsible to report to the Controller and Chief Financial Officer each quarter changes in such tax positions that may have a material effect on the financial statements. The Controller and Chief Financial Officer will review the positions and document conclusions as to the accounting treatment. Additionally, we will enhance controls over financial reporting of our foreign subsidiaries to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles and changes in accounting estimates are recorded in the appropriate reporting period.

PART II - OTHER INFORMATION

ITEM 2(c) COMPANY REPURCHASES OF COMPANY STOCK

                                          TOTAL NUMBER OF                        MAXIMUM VALUE OF
                                         SHARES REPURCHASED       AVERAGE     SHARES THAT MAY YET BE
                                        AS PART OF THE STOCK    PRICE PAID    REPURCHASED UNDER THE
                                         REPURCHASE PROGRAM      PER SHARE           PROGRAM
                                        --------------------    ----------    ----------------------
January 1, 2004 - January 31, 2004
  Shares repurchased                                 -          $        -         $   3,704,133
February 1, 2004 - February 29, 2004
  Shares repurchased                                 -          $        -         $   3,704,133
March 1, 2004 - March 31, 2004
  Shares repurchased                            12,400          $    15.83         $   3,507,839
April 1, 2004 - April 30, 2004
  Shares repurchased                                 -          $        -         $   3,507,839
May 1, 2004 - May 31, 2004
  Shares repurchased                           171,000          $    15.69         $     825,448
  Expiration of unused authorization                 -          $        -         $           -
  New repurchase authorization                       -          $        -         $  10,000,000
June 1, 2004 - June 30, 2004
  Shares repurchased                                 -          $        -         $  10,000,000
  July 1, 2004 - September 30, 2004                  -          $        -         $  10,000,000
                                        --------------------    ----------
  Total                                        183,400          $    15.70         $  10,000,000
                                        ====================    ==========

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

                                           AMCOL INTERNATIONAL CORPORATION

Date:  April 13, 2005                      /s/ Lawrence E. Washow
                                           -------------------------------------
                                           Lawrence E. Washow
                                           President and Chief Executive Officer

Date:  April 13, 2005                      /s/ Gary L. Castagna
                                           -------------------------------------
                                           Gary L. Castagna
                                           Senior Vice President and
                                           Chief Financial Officer
                                           and Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
 31.1      Certification of Chief Executive Officer Pursuant to
           Rule 13a-14(a)/15d-14(a)
 31.2      Certification of Chief Financial Officer Pursuant to
           Rule 13a-14(a)/15d-14(a)
 32        Certification of Periodic Financial Report Pursuant to 18 U.S.C.
           Section 1350