Form 10-K/A
period 2004-12-31
AMCOL INTERNATIONAL CORP
filed 2005-04-28
CIK 813621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                (Amendment No. 1)

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
              (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organizatio)              Identification No.)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

        None.

================================================================================

                                EXPLANATORY NOTE

        AMCOL International Corporation (the "Company") originally filed its annual report on Form 10-K for the year ended December 31, 2004 with the Securities and Exchange Commission (the "SEC") on March 31, 2005 (the "Original Filing"). As permitted by an exemptive order issued by the SEC on November 30, 2004 (SEC Release No. 34-50754) (the "Exemptive Order"), the Company did not include management's report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of its independent registered public accounting firm, required by Item 308(b) of Regulation S-K, in the Original Filing. The Exemptive Order permitted the Company to file the foregoing by amendment to the Original Filing within forty five days after the original filing period for such Original Filing.

        This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to the Original Filing is being filed solely to (i) replace Item 9A, which now includes management's report on internal control over financial reporting and the related attestation report of the Company's independent registered public accounting firm, (ii) include a consent of the Company's independent registered public accounting firm with respect to its attestation report, and (iii) replace the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached to the Original Filing as Exhibits 31.1 and 31.2.

        Except for the foregoing, this Form 10-K/A does not modify or update in any way the Original Filing, which continues to speak as of the date thereof.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting discussed below in "Management's Report on Internal Control Over Financial Reporting," the Company's disclosure controls and procedures were not effective as of December 31, 2004 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Notwithstanding the foregoing, management believes that the financial statements included within the Company's annual report on Form 10-K for the year ended December 31, 2004 fairly present, in all material respects, the financial position and results of operations of the Company, in conformity with U.S. generally accepted accounting principles, for the periods presented.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. That rule defines internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

        Management has assessed the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In conducting the aforementioned evaluation and assessment, management identified a material weakness in internal control over financial reporting relative to our accounting for income taxes. In particular, our design of internal controls did not address the financial statement accounting considerations arising from income tax matters or the timing of recording of changes in accounting estimates relating to income taxes of foreign subsidiaries. This control weakness resulted in material errors in our accounting for income taxes, which were identified during the course of our 2004 audit. The material errors led to (i) a restatement of our financial results for the interim periods ended September 30, 2004 in order to both recognize the expected federal income tax refunds relating to certain deductions and credits claimed in amended tax returns filed in September 2004 as well as correct the deferred income tax assets and income taxes payable recorded by a wholly-owned Company subsidiary in the United Kingdom and (ii) a restatement of beginning retained earnings for the year ended December 31, 2001 to reflect our estimate of the refund resulting from certain state tax deductions claimed in amended tax returns filed in September 2004. As a result of the foregoing material weakness, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2004.

        KPMG LLP, the Company's independent registered public accounting firm, has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting, which audit report is included below.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        We are working to design and implement appropriate procedures in order to remediate the deficiencies in our internal control over financial reporting concerning accounting for income taxes. After the discovery of the aforementioned material weakness in our internal control over financial reporting, we began implementing changes to our design of internal control with respect to accounting for income taxes. Specifically, we restructured the responsibility for accounting for income taxes, formalized management's oversight relating to accounting for income taxes by developing procedures to monitor significant income tax events and the determination of appropriate accounting treatment for certain deduction and credit positions taken in filing income tax returns, both amended and original, and developed a program to provide increased training to improve our accounting for income taxes. Our Tax Manager is now fully responsible for the financial accounting for income taxes. In addition, the Controller and Chief Financial Officer will receive quarterly updates on tax matters, including changes in tax positions that may have a material effect on the financial statements and matters affecting income tax returns. The Controller and Chief Financial Officer will review these matters and document conclusions as to the accounting treatment. Additionally, we will enhance controls over financial reporting of our foreign subsidiaries to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles and changes in accounting estimates are recorded in the appropriate reporting period. Last, the Chief Financial Officer will conduct an annual assessment of the accounting staff's knowledge of U.S. generally accepted accounting principles and provide additional training where necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMCOL International Corporation:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A(b)), that AMCOL International Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management's assessment, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2004: management identified that the Company had a material weakness in its internal control over financial reporting because the design of internal controls did not address the financial statement accounting considerations arising from income tax matters or the timing of recording of changes in accounting estimates relating to income taxes of foreign subsidiaries. This control weakness resulted in material errors in the accounting for income taxes, which were identified during the course of the 2004 audit. The material errors led to (i) a restatement of the financial results for the interim periods ended September 30, 2004 in order to both recognize the expected federal income tax refunds relating to certain deductions and credits claimed in amended tax returns filed in September 2004 as well as correct the deferred income tax assets and income taxes payable recorded by a wholly-owned Company subsidiary in the United Kingdom and (ii) a restatement of beginning retained earnings for the year ended December 31, 2001 to reflect the estimate of the refund resulting from certain state tax deductions claimed in amended tax returns filed in September 2004.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, and statements of operations, comprehensive income, stockholders' equity and cash flows of AMCOL International Corporation and subsidiaries. We have also audited the financial statement schedule. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements and the related financial statement schedule, and this report does not affect our report dated March 30, 2005, which expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

        In our opinion, management's assessment that AMCOL International Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, AMCOL International Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2004, based on COSO.

                                             KPMG LLP

Chicago, Illinois
April 27, 2005

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

          (a)(3) See Index to Exhibits immediately following the signature page.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April ___, 2005

                                       AMCOL INTERNATIONAL CORPORATION

                                       By: /s/ Lawrence E. Washow
                                           ------------------------------------
                                           Lawrence E. Washow
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hughes                                           April 29, 2005
---------------------------------------
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow                                    April 29, 2005
---------------------------------------
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Gary L. Castagna                                      April 29, 2005
---------------------------------------
Gary L. Castagna
Senior Vice President and
Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown                                          April 29, 2005
---------------------------------------
Arthur Brown
Director

/s/ Daniel P. Casey                                       April 29, 2005
---------------------------------------
Daniel P. Casey
Director

/s/ Robert E. Driscoll, III                               April 29, 2005
---------------------------------------
Robert E. Driscoll, III
Director

/s/ Jay D. Proops                                         April 29, 2005
---------------------------------------
Jay D. Proops
Director

/s/ Clarence O. Redman                                    April 29, 2005
---------------------------------------
Clarence O. Redman
Director

/s/ Dale E. Stahl                                         April 29, 2005
---------------------------------------
Dale E. Stahl
Director

/s/ Audrey L. Weaver                                      April 29, 2005
---------------------------------------
Audrey L. Weaver
Director

/s/ Paul C. Weaver                                        April 29, 2005
---------------------------------------
Paul C. Weaver
Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
--------    --------------------------------------------------------------------

 3.1        Restated Certificate of Incorporation of the Company (5), as amended
            (10), as amended (16)
 3.2        Bylaws of the Company (10)
  4         Article Four of the Company's Restated Certificate of Incorporation
            (5), as amended (16)
 10.3       Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago;
            (1) First Amendment dated June 2, 1994 (8); Second Amendment dated
            June 2, 1997 (13)
 10.4       AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
            (2); as amended (6) 10.9 AMCOL International Corporation Dividend
            Reinvestment and Stock Purchase Plan (4); as amended (6)
10.10       AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
10.15       AMCOL International Corporation 1998 Long-Term Incentive Plan (15),
            as amended (21)
10.26       Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison (22)*
10.27       Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)*
10.28       Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)*
10.29       Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)*
10.30       Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)*
10.31       Credit Agreement by and among AMCOL International Corporation and
            Harris Trust and Savings Bank, individually and as agent, Wells
            Fargo Bank, N.A., Bank of America N.A. and the Northern Trust
            Company dated October 31, 2003 (23)
10.32       A written description of compensation for the Board of Directors of the Company is set forth under the caption "Director Compensation"
            in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company's shareholders in connection with the Annual Meeting of Shareholders to be held on
            May 12, 2005, and is hereby incorporated by reference.*
 21         AMCOL International Corporation Subsidiary Listing **
 23         Consent of Independent Registered Public Accounting Firm **
23.1        Consent of Independent Registered Public Accounting Firm ***
31.1        Certification of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002 ***
31.2        Certification of Chief Financial Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002 ***
 32         Certification of Periodic Financial Report Pursuant to 18 U.S.C.
            Section 1350 **

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

   *      Management compensatory plan or arrangement
   ** Previously filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2004
   ***    Filed herewith.