Form 10-K/A
period 2004-12-31
AMCOL INTERNATIONAL CORP
filed 2005-04-29
CIK 813621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                (Amendment No. 2)

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

        This Amendment No. 2 on Form 10-K/A (this "Form 10-K/A") to the Original Filing is being filed solely to (i) replace Item 9A, which now includes management's report on internal control over financial reporting and the related attestation report of the Company's independent registered public accounting firm, (ii) include a consent of the Company's independent registered public accounting firm with respect to its attestation report, and (iii) replace the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached to the Original Filing as Exhibits 31.1 and 31.2.

        Except for the foregoing, this Form 10-K/A does not modify or update in any way the Original Filing, which continues to speak as of the date thereof.

        An Amendment No.1 was previously filed with respect to the Original Filing. This Form 10-K/A corrects errors made with respect to the dates identified for various signatures in such filing and exhibits thereto. This Form 10-K/A is otherwise identical to the Amendment No. 1 previously filed with respect to the Original Filing.

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

Date: April 28, 2005

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

/s/ John Hughes                                           April 28, 2005
---------------------------------------
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow                                    April 28, 2005
---------------------------------------
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Gary L. Castagna                                      April 28, 2005
---------------------------------------
Gary L. Castagna
Senior Vice President and
Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown                                          April 28, 2005
---------------------------------------
Arthur Brown
Director

/s/ Daniel P. Casey                                       April 28, 2005
---------------------------------------
Daniel P. Casey
Director

/s/ Robert E. Driscoll, III                               April 28, 2005
---------------------------------------
Robert E. Driscoll, III
Director

/s/ Jay D. Proops                                         April 28, 2005
---------------------------------------
Jay D. Proops
Director

/s/ Clarence O. Redman                                    April 28, 2005
---------------------------------------
Clarence O. Redman
Director

/s/ Dale E. Stahl                                         April 28, 2005
---------------------------------------
Dale E. Stahl
Director

/s/ Audrey L. Weaver                                      April 28, 2005
---------------------------------------
Audrey L. Weaver
Director

/s/ Paul C. Weaver                                        April 28, 2005
---------------------------------------
Paul C. Weaver
Director

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