Form 10-Q
period 2005-03-31
AMCOL INTERNATIONAL CORP
filed 2005-05-10
CIK 813621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       or

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

Yes [X]     No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at April 22, 2005
------------------------------                  -----------------------------
(Common stock, $.01 par value)                        29,586,799 Shares

================================================================================

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                   Page No.
                                                                                   --------
Part I - Financial Information

         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets -
                  March 31, 2005 and December 31, 2004                                    3

                  Condensed Consolidated Statements of Operations -
                  three months ended March 31, 2005 and 2004                              5

                  Condensed Consolidated Statements of Comprehensive Income -
                  three months ended March 31, 2005 and 2004                              6

                  Condensed Consolidated Statements of Cash Flows -
                  three months ended March 31, 2005 and 2004                              7

                  Notes to Condensed Consolidated Financial Statements                    8

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    16

         Item 3   Quantitative and Qualitative Disclosures About Market Risk             22

         Item 4   Controls and Procedures                                                23

Part II - Other Information

         Item 2e  Company Repurchases of Company Stock                                   24

         Item 6   Exhibits and Reports on Form 8-K                                       24

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  MARCH 31,       DECEMBER 31,
                           ASSETS                                   2005              2004
------------------------------------------------------------   ---------------   ---------------
                                                                 (unaudited)            *
Current assets:
   Cash                                                        $        19,501   $        17,594
   Accounts receivable, net                                             91,152            88,342
   Inventories                                                          68,909            63,882
   Prepaid expenses                                                      8,087             7,111
   Income taxes receivable                                               8,394             9,126
   Current deferred tax assets                                           4,477             4,293
   Assets held for sale                                                    543               752
                                                               ---------------   ---------------
      Total current assets                                             201,063           191,100
                                                               ---------------   ---------------
Investment in and advances to joint ventures                            15,875            15,023
                                                               ---------------   ---------------
Property, plant, equipment, and mineral rights and reserves:
   Land and mineral rights                                              11,833            12,019
   Depreciable assets                                                  243,482           247,280
                                                               ---------------   ---------------
                                                                       255,315           259,299
   Less: accumulated depreciation                                      162,975           165,658
                                                               ---------------   ---------------
                                                                        92,340            93,641
                                                               ---------------   ---------------
Other assets:
   Goodwill                                                             19,139            19,225
   Intangible assets, net                                                3,517             3,802
   Deferred tax assets                                                   7,587             6,444
   Other assets                                                          9,110             7,207
                                                               ---------------   ---------------
                                                                        39,353            36,678
                                                               ---------------   ---------------
                                                               $       348,631   $       336,442
                                                               ===============   ===============

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  MARCH 31,       DECEMBER 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY                      2005              2004
------------------------------------------------------------   ---------------   ---------------
                                                                 (unaudited)            *
Current liabilities:
   Accounts payable                                                     31,566            25,474
   Accrued liabilities                                                  29,760            36,207
                                                               ---------------   ---------------
      Total current liabilities                                         61,326            61,681
                                                               ---------------   ---------------
Long-term debt                                                          42,116            34,295
                                                               ---------------   ---------------
Minority interests in subsidiaries                                         125                 5
Deferred compensation                                                    6,295             5,872
Other liabilities                                                       11,981            12,655
                                                               ---------------   ---------------
                                                                        18,401            18,532
                                                               ---------------   ---------------
Stockholders' equity:
   Common stock                                                            320               320
   Additional paid in capital                                           70,791            69,763
   Retained earnings                                                   158,662           154,366
   Accumulated other comprehensive income                               13,521            14,905
                                                               ---------------   ---------------
                                                                       243,294           239,354
Less:
   Treasury stock                                                       16,506            17,420
                                                               ---------------   ---------------
                                                                       226,788           221,934
                                                               ---------------   ---------------
                                                               $       348,631   $       336,442
                                                               ===============   ===============


*Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ---------------------------------
                                                                    2005              2004
                                                               ---------------   ---------------
Net sales                                                      $       122,050   $       104,154
Cost of sales                                                           92,370            77,431
                                                               ---------------   ---------------
   Gross profit                                                         29,680            26,723
General, selling and administrative expenses                            21,445            19,483
                                                               ---------------   ---------------
   Operating profit                                                      8,235             7,240
                                                               ---------------   ---------------
Other income (expense):
   Interest expense, net                                                  (361)              (79)
   Other, net                                                             (105)               43
                                                               ---------------   ---------------
                                                                          (466)              (36)
                                                               ---------------   ---------------
   Income before income taxes and equity in income of
    joint ventures                                                       7,769             7,204
Income tax expense                                                       1,484             2,269
                                                               ---------------   ---------------
   Income before equity in income of joint ventures                      6,285             4,935
Income from joint ventures                                                 667               148
                                                               ---------------   ---------------
Net income                                                     $         6,952   $         5,083
                                                               ===============   ===============
Weighted average common shares outstanding                          29,333,627        29,092,656
                                                               ===============   ===============
Weighted average common and common equivalent shares
 outstanding                                                        30,769,482        30,986,319
                                                               ===============   ===============
Basic earnings per share                                       $          0.24   $          0.17
                                                               ===============   ===============
Diluted earnings per share                                     $          0.23   $          0.16
                                                               ===============   ===============
Dividends declared per share                                   $         0.090   $         0.070
                                                               ===============   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ---------------------------------
                                                                    2005              2004
                                                               ---------------   ---------------
Net income                                                     $         6,952   $         5,083
Other comprehensive income (loss):
   Minimum pension liability                                               114              (410)
   Foreign currency translation adjustment                              (1,498)            1,341
                                                               ---------------   ---------------
Comprehensive income                                           $         5,568   $         6,014
                                                               ===============   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ---------------------------------
                                                                    2005              2004
                                                               ---------------   ---------------
Cash flow from operating activities:
   Net income                                                  $         6,952   $         5,083
   Adjustments to reconcile from net income to net cash
    provided by (used in) operating activities:
      Depreciation, depletion, and amortization                          4,885             5,279
      Changes in assets and liabilities, net of effects of
       acquisitions:
         Increase in current assets                                     (7,290)          (16,380)
         Increase in noncurrent assets                                  (3,059)           (1,408)
         Increase (decrease) in current liabilities                      1,624             2,783
         Increase (decrease) in noncurrent liabilities                    (251)              824
         Other                                                            (184)              799
                                                               ---------------   ---------------
            Net cash provided by (used in) operating
             activities                                                  2,677            (3,020)
                                                               ---------------   ---------------
Cash flow from investing activities:
   Acquisition of land, mineral rights, and depreciable assets          (5,157)           (3,242)
   Acquisitions, net of cash                                            (1,632)          (13,221)
   Other                                                                 1,129               582
                                                               ---------------   ---------------
            Net cash used in investing activities                       (5,660)          (15,881)
                                                               ---------------   ---------------
Cash flow from financing activities:
   Net change in outstanding debt                                        7,821            17,138
   Proceeds from sales of treasury stock                                   550               504
   Purchases of treasury stock                                               -              (196)
   Dividends paid                                                       (2,656)           (2,047)
                                                               ---------------   ---------------
         Net cash provided by financing activities                       5,715            15,399
                                                               ---------------   ---------------
Effect of foreign currency rate changes on cash                           (825)              396
                                                               ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                     1,907            (3,106)
                                                               ---------------   ---------------
Cash and cash equivalents at beginning of period                        17,594            13,525
                                                               ---------------   ---------------
Cash and cash equivalents at end of period                     $        19,501   $        10,419
                                                               ===============   ===============
Supplemental disclosures of cash flow information:
Cash paid for:
   Interest                                                    $           327   $            85
                                                               ===============   ===============
   Income taxes                                                $         1,243   $         1,056
                                                               ===============   ===============

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

Note 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

        Amcol International Corporation (the Company) operates in two principal areas of activity: minerals and environmental. The Company also operates a transportation business which includes delivery of its own products. For the quarter ended March 31, 2005, the Company's revenues were derived 60% from minerals, 35% from environmental, and 9% from transportation operations, all reduced by 4% from the elimination of intersegment shipping revenues. For the quarter ended March 31, 2004, the Company's revenues were derived 62% from minerals, 32% from environmental, and 9% from transportation operations, all reduced by 3% from the elimination of intersegment shipping revenues. Further descriptions of the Company's products, it principal markets and the relative significance of its operations are included in Note 5, "Business Segment Information."

Basis of Presentation

        The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2004, is unaudited. The condensed consolidated balance sheet as of December 31, 2004 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods ended March 31, 2005 and 2004, and the financial position of the Company as of March 31, 2005, and all such adjustments are of a normal recurring nature. Management recommends that the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-K, as amended.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

        The results of operations for interim periods are not necessarily indicative of the results to be expected for the full years.

Reclassifications

        Certain items in the condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation followed by the Company when it prepared the consolidated financial statements included in its annual report on Form 10-K, as amended, for the year ended December 31, 2004; these reclassifications relate to commissions, intangible assets, reclamation liabilities, and income taxes payable.

        In addition, net sales in periods prior to the quarter ended March 31, 2005 were reported net of certain deductions relating to product liability, warranty and royalty expenses. Effective for the quarter ended March 31, 2005, these deductions are included in general, selling, and administrative expenses. Thus, for all periods prior to the quarter ended March 31, 2005 presented herein, these deductions have been reclassified to conform to the current year presentation. This reclassification did not impact net income or earnings per share.

New Accounting Standards

        In 2003, the Company adopted FASB Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible along-lived assets and the related asset retirement costs. In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies both the definition of the term "conditional asset retirement obligation" as that term is used in FASB Statement No. 143 and when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company's adoption of FIN 47 in March 2005 did not have a material impact on the Company's condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

Note 2:     INVENTORIES

        Inventories at March 31, 2005 have been valued using the same methods as at December 31, 2004. The composition of inventories at March 31, 2005 and December 31, 2004 was as follows:

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2004              2004
                                                               ---------------   ---------------
Advance mining                                                 $         2,592   $         2,277
Crude stockpile inventories                                             25,831            25,159
In-process inventories                                                  23,245            18,123
Other raw material, container, and supplies inventories                 17,241            18,323
                                                               ---------------   ---------------
                                                               $        68,909   $        63,882
                                                               ===============   ===============

Note 3:     LAND RECLAMATION

        The Company mines various minerals using a surface mining process that requires the removal of overburden. Under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of mining activity. The obligation is adjusted to reflect the passage of time and changes in estimated future cash outflows. A reconciliation of the activity within the Company's reclamation obligation from December 31, 2004 to March 31, 2005 is as follows:

                                                                THREE MONTHS
                                                                    ENDED
                                                               MARCH 31, 2005
                                                               ---------------
Balance at beginning of period                                 $         4,850
Settlement of obligations                                                 (570)
Liabilities incurred and accretion expense                                 545
                                                               ---------------
Balance at end of period                                       $         4,825
                                                               ===============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

Note 4:     EARNINGS PER SHARE

        Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share was computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period. For the quarter ended March 31, 2005, the exercise price of all the outstanding stock options was below the average market price and therefore the impact of these options was included in the computation of diluted earnings per share.

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ---------------------------------
                                                                    2005              2004
                                                               ---------------   ---------------
Weighted average of common shares outstanding                       29,333,627        29,092,656
Dilutive impact of stock options                                     1,435,855         1,893,663
                                                               ---------------   ---------------
Weighted average of common and common equivalent
 shares for the period                                              30,769,482        30,986,319
                                                               ===============   ===============
Common shares outstanding                                           29,474,627        29,281,608
                                                               ===============   ===============

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

        The following summaries set forth certain financial information by business segment for the three months ended March 31, 2005 and 2004 and as of March 31, 2005 and December 31, 2004.

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ---------------------------------
                                                                    2005              2004
                                                               ---------------   ---------------
Business Segment:
   Revenues:
      Minerals                                                 $        73,448   $        64,337
      Environmental                                                     42,304            33,672
      Transportation                                                    10,985             9,332
      Intersegment shipping                                             (4,687)           (3,187)
                                                               ---------------   ---------------
         Total                                                 $       122,050   $       104,154
                                                               ===============   ===============

   Operating profit (loss):
      Minerals                                                 $         7,795   $         7,435
      Environmental                                                      5,137             3,079
      Transportation                                                       573               386
      Corporate                                                         (5,270)           (3,660)
                                                               ---------------   ---------------
         Total                                                 $         8,235   $         7,240
                                                               ===============   ===============

                                                                MAR. 31, 2005     DEC. 31, 2004
                                                               ---------------   ---------------
   Assets:
      Minerals                                                 $       178,646   $       172,972
      Environmental                                                    131,130           128,154
      Transportation                                                     3,204             3,122
      Corporate                                                         35,651            32,194
                                                               ---------------   ---------------
         Total                                                 $       348,631   $       336,442
                                                               ===============   ===============

        At March 31, 2005 and December 31, 2004, goodwill for the minerals segment was $5,856 and $5,773; for the environmental segment, it was $13,283 and $13,452, respectively.

Note 6:     STOCK OPTION PLANS

        Prior to 2003, the Company accounted for its fixed plan stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income prior to 2003, as all options granted under those plans had an exercise price equal to the market

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to apply those provisions prospectively, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123,, to all employee awards granted, modified, or settled after January 1, 2003. Beginning in 2003, awards under the Company's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123.

        Results for prior years have not been adjusted to reflect the use of the fair value based method of accounting for employee awards. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               ---------------------------------
                                                                    2005              2004
                                                               ---------------   ---------------
Net income, as reported                                        $         6,952   $         5,083
Add: Stock-based employee compensation expense included in
 reported net income, net of related tax effects                           368               332
Deduct: Total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects                                               (403)             (406)
                                                               ---------------   ---------------
Pro forma net income                                           $         6,917   $         5,009
                                                               ===============   ===============
Earnings per share:

Basic - as reported                                            $          0.24   $          0.17
Basic - pro forma                                              $          0.24   $          0.17

Diluted - as reported                                          $          0.23   $          0.16
Diluted - pro forma                                            $          0.22   $          0.16

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

Note 7:     COMPONENTS OF PENSION AND OTHER RETIREMENT BENEFIT COST

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               ---------------------------------
                                                                    2005              2004
                                                               ---------------   ---------------
Service cost                                                   $           463   $           362
Interest cost                                                              493               457
Expected return on plan assets                                            (568)             (484)
Amortization of transition (asset) / obligation                            (22)              (34)
Amortization of prior service cost                                           8                 7
Amortization of net (gain) loss                                              -                 -
                                                               ---------------   ---------------
Net periodic benefit cost                                      $           374   $           308
                                                               ===============   ===============

EMPLOYER CONTRIBUTIONS

        The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $862 to its pension plan in 2005. As of March 31, 2005, that full contribution has been made.

Note 8:     TAXES

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

        The Company is in process of evaluating whether it will repatriate foreign earnings under the Act. The range of amounts that are reasonably under consideration for repatriation are from $0 to $30.7 million. The Company will evaluate the merits of repatriating foreign earnings in 2005 and report the tax impact, if any, of an envisioned repatriation upon the finalization of a repatriation plan. The Company has not recognized any income tax effect relating to the Act as we are currently not in a position to reasonably estimate the tax impact of any repatriation.

        In the three month period ending March 31, 2005, the Company decreased its provision for taxes owed by $574 largely as a result of changes to estimated depletion deductions.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

Note 9:     ACQUISITIONS

        The Company did not make any acquisitions in the three months ended March 31, 2005. As of December 31, 2004, the Company provided for $1,632 of payments to be made to former owners of acquired businesses because the operating performance of the acquired businesses met profit targets included in earn-out provisions of the related purchase agreements. During the three months ended March 31, 2005, those amounts were paid.

Note 10:    SUBSEQUENT EVENT

        In April 2005, the Company sold one of its manufacturing facilities for $808 of cash proceeds, resulting in a pre-tax gain of $627 on the sale of assets. This transaction is not reflected in the financial results for the three month period ended March 31, 2005, but will be reflected in the financial results reported for the second quarter of 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operation, and require us to make estimates, complex judgments and assumptions, including with respect to events which are inherently uncertain. As a result, actual results could differ from these estimates. For more information on our critical accounting policies, one should also read our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

ANALYSIS OF RESULTS OF OPERATIONS

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements. In addition, as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1, the Company has reclassified certain financial data as of and for the three month period ended March 31, 2005. The following discussion and analysis of results of operations and financial condition are based upon such reclassified financial data.

THREE MONTHS ENDED MARCH 31, 2005 VS. MARCH 31, 2004:

RESULTS OF OPERATIONS (IN MILLIONS):

NET SALES:

                           2005            2004           % Change
                         --------        --------         --------
                         $  122.1        $  104.2               17%

        Favorable foreign currency changes accounted for approximately 9% of the $17.9 million increase in net sales over the 2004 period. On an operating segment basis, minerals accounted for approximately 51% of the increase in net sales while environmental contributed approximately 48% of the growth. Our transportation segment, after factoring out the impact of intersegment revenues, accounted for approximately 1% of the sales growth over the first quarter of 2004.

GROSS PROFIT:

                           2005            2004           % Change
                         --------        --------         --------
                         $   29.7        $   26.7               11%
          Margin             24.3%           25.7%             N/A

        Gross profit improved in the first quarter of 2005 in conjunction with the increase in net sales. Gross margin declined by 140 basis points due to relatively lower gross profit earned from the minerals and environmental segments. Higher transportation, raw materials and energy-related costs were the primary causes for the decline in gross margins in both segments.

GENERAL, SELLING &
ADMINISTRATION EXPENSES:

                           2005            2004           % Change
                         --------        --------         --------
                         $   21.5        $   19.5               10%

        Higher corporate segment expenses accounted for approximately 82% of the increase over the first quarter of 2004. Within the corporate segment, higher audit and Sarbanes-Oxley compliance costs represented the largest component of the increased corporate segment expenses. Research and development expenses were approximately $1.7 million in the first quarter of 2005 compared with $1.3 million in last year's period.

OPERATING PROFIT:

                           2005            2004           % Change
                         --------        --------         --------
                         $    8.2        $    7.2               14%
          Margin              6.7%            7.0%             N/A

        Favorable foreign currency exchange rates accounted for approximately 9% of the increase in operating profit over the 2004 first quarter, or 1.3 percentage points of growth. The 20 basis point decline in operating margin was attributed to the decrease in gross margin described above.

INTEREST EXPENSE, NET:

                           2005            2004           % Change
                         --------        --------         --------
                         $    0.4        $    0.1              357%

        Interest expense in the first quarter of 2005 increased primarily due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to acquisitions completed in 2004 and an increase in working capital funding.

INCOME TAXES:

                           2005            2004           % Change
                         --------        --------         --------
                         $    1.5        $    2.3              (35)%
          Effective tax
           rate              19.1%           31.5%             N/A

        The effective tax rate was favorably impacted by lower foreign tax rates in comparison with the 2004 period. Additionally, the 2005 period was positively impacted by a change in estimate of 2004 income taxes payable, which was approximately $574,000. After factoring out this adjustment, the effective tax rate would have been 26.5%, and management believes this rate is indicative of the expected rate for the fiscal year ending December 31, 2005.

INCOME FROM JOINT  VENTURES AND MINORITY INTERESTS:

                           2005            2004           % Change
                         --------        --------         --------
                         $    0.7        $    0.1              351%

        The primary reason for the increase in income recorded in this category was improved profitability of two investments in Indian entities: one comprised of a 20% interest in a bentonite company and the other being a 50% interest in a joint venture that manufactures and distributes treated clays used for clarifying edible oils. We also recorded income from our 50% interest in a Japanese bentonite company. In the third quarter of 2004, we increased our interest from 19% in this venture and, therefore, began to account for it under the equity method instead of recording income when dividends were received as required under the cost method of accounting.

NET INCOME:

                           2005            2004           % Change
                         --------        --------         --------
                         $    7.0        $    5.1               37%
          Margin              5.7%            4.9%             N/A

         Net margin in the 2005 period increased primarily due to the increase in operating profit, the lower effective tax rate and the improvement in income from joint ventures and minority interests.

DILUTED EARNINGS PER  SHARE:

                           2005            2004           % Change
                         --------        --------         --------
                         $   0.23        $   0.16               44%

        Growth in base-business sales and operating profit contributed approximately $0.02 per share of the increase over the first quarter of 2004. A lower effective income tax rate accounted for $0.03 per share of the increase over the prior-year period. Income from joint ventures and minority interests contributed approximately $0.02 of the increase. Weighted average common and common equivalent shares outstanding decreased by less than 1% over the 2004 quarter.

        SEGMENT ANALYSIS:

        Following is a review of operating results for each of our four reporting segments:

                                                  THREE MONTHS ENDED MARCH 31,
                               -----------------------------------------------------------------
          MINERALS                    2005                    2004              2005 vs. 2004
--------------------------     -------------------    -------------------    -------------------
                                                     (Dollars in Thousands)
Net sales                      $ 73,448      100.0%   $ 64,337      100.0%   $  9,111       14.2%
Cost of sales                    59,974       81.7%     51,452       80.0%
                               --------   --------    --------   --------
Gross profit                     13,474       18.3%     12,885       20.0%        589        4.6%
General, selling and
administrative expenses           5,679        7.7%      5,450        8.5%        229        4.2%
                               --------    --------   --------    --------   --------
Operating profit                  7,795       10.6%      7,435       11.5%        360        4.8%

        Favorable foreign currency translation rates accounted for approximately 7.0% of the sales growth over the 2004 period. Domestic metalcasting sales were positively impacted by higher demand and price increases that were implemented to offset rising transportation, raw materials and energy-related costs. The metalcasting markets in the Asia/Pacific region also continued to benefit from strong demand from automotive and transportation equipment component manufacturers. Pet products sales increased due to higher volume in comparison with the prior-year period. Specialty minerals revenues were flat.

        Gross profit rose in conjunction with the increase in sales albeit at a slower rate. Gross margin declined by 170 basis points in comparison with the prior-year period due to the rising costs of the metalcasting and pet products business mentioned above.

        General, selling and administrative costs increased modestly primarily due to higher expenses associated with the health and beauty business.

        Operating profit improved due to the increase in sales and gross profit. Operating margin decreased by 90 basis points due to the decline in gross margin. The domestic metalcasting and pet products businesses continue to see rising manufacturing costs. Our ability to obtain price increases is necessary to restore gross margin to historical levels.

                                                  THREE MONTHS ENDED MARCH 31,
                               -----------------------------------------------------------------
     ENVIRONMENTAL                    2005                    2004              2005 vs. 2004
--------------------------     -------------------    -------------------    -------------------
                                                     (Dollars in Thousands)
Net sales                      $ 42,304      100.0%   $ 33,672      100.0%   $  8,632       25.6%
   Cost of sales                 27,444       64.9%     20,871       62.0%
                               --------   --------    --------   --------
Gross profit                     14,860       35.1%     12,801       38.0%      2,059       16.1%
General, selling and
 administrative expenses          9,723       23.0%      9,722       28.9%          1        0.0%
                               --------    --------   --------    --------   --------
Operating profit                  5,137       12.1%      3,079        9.1%      2,058       66.8%

        Favorable currency exchange rates accounted for approximately 11% of the increase in sales. Strong demand in the domestic lining technologies, building materials and water treatment businesses led to the increase in sales over the 2004 first quarter. Growth in lining technologies product demand in Europe and Asia also contributed to the increase. The water treatment increase arose from higher demand for products and services from our oilfield services businesses. Price increases had a minimal impact on revenue growth in the quarter.

        Gross profit grew in conjunction with the increase in net sales; however, gross margin declined by 290 basis points from the first quarter of 2004. Gross margins on lining technologies sales declined due to the mix of product sales to lower profit items. This was especially evident in Europe. Also, higher transportation, raw materials and energy-related costs negatively impacted manufacturing costs in comparison with the prior-year period.

        General, selling and administrative expenses were flat due to spending controls implemented throughout the segment.

        Operating profit improved due to the increase in sales and gross profit and the flat general, selling and administrative expenses. Consequently, operating margin improved by 300 basis points. The outlook for the segment appears favorable as it enters the period in which the lining technologies and building materials businesses generate most of their revenue and profits. Water treatment prospects continue to appear positive due to the demand for oilfield services and products.

                                                  THREE MONTHS ENDED MARCH 31,
                               -----------------------------------------------------------------
     TRANSPORTATION                   2005                    2004              2005 vs. 2004
--------------------------     -------------------    -------------------    -------------------
                                                     (Dollars in Thousands)
Net sales                      $ 10,985      100.0%   $  9,332      100.0%   $  1,653       17.7%
   Cost of sales                  9,639       87.7%      8,295       88.9%
                               --------   --------    --------   --------
Gross profit                      1,346       12.3%      1,037       11.1%        309       29.8%
General, selling and
 administrative expenses            773        7.0%        651        7.0%        122       18.7%
                               --------    --------   --------    --------   --------
Operating profit                    573        5.3%        386        4.1%        187       48.4%

        Net sales improved due to higher traffic levels and increased pricing. Gross margin improved by 120 basis points over the first quarter of 2004 due to the increase in sales. General, selling and administrative expenses increased due to higher personnel costs.

                                                  THREE MONTHS ENDED MARCH 31,
                               -----------------------------------------------------------------
     CORPORATE                        2005                    2004              2005 vs. 2004
--------------------------     -------------------    -------------------    -------------------
                                                     (Dollars in Thousands)
Intersegment shipping sales             $   (4,687)            $   (3,187)
Intersegment shipping costs                 (4,687)                (3,187)
                                        ----------             ----------
   Gross profit                                  -                      -
Corporate general, selling
 and administrative expenses                 4,361                  2,746       1,615       58.8%
Nanocomposite business
 development expenses                          909                    914          (5)     -0.5%
                                        ----------             ----------    --------
Operating loss                              (5,270)                (3,660)     (1,610)      44.0%

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

        Corporate general, selling and administrative expenses increased primarily due to higher audit and compliance costs related to the Sarbanes-Oxley Act of 2002. Additionally, we incurred higher corporate development costs related to new business ventures in the first quarter of 2005. We expect corporate segment expenses to exceed prior-year spending due to higher regulatory compliance costs.

        Net nanocomposite operating expenses were relatively flat in comparison with the 2004 first quarter. This business has alliance agreements with Mitsubishi Gas Chemical Company and Poly One Corporation that focus on developing certain markets for nanocomposites. We continue to see active interest in our nanocomposite technologies through the market development activities undertaken by our alliance partners.

LIQUIDITY AND CAPITAL RESOURCES (IN MILLIONS):

                                                           THREE MONTHS ENDED
                                                                March 31,
                                                         ----------------------
                   CASH FLOWS                              2005         2004
---------------------------------------------------      ---------    ---------
Net cash provided by (used in) operating activities      $     2.7    $    (3.0)
Net cash provided by (used in) investing activities      $    (5.7)   $   (15.9)
Net cash provided by (used in) financing activities      $     5.7    $    15.4

        Cash flows provided by operating activities improved over the 2004 period as a result of higher net income and slower growth in working capital. Historically, cash flows from operations have increased over the course of the fiscal year and we anticipate this pattern to continue for the remainder of 2005.

        Cash flows used in investing activities decreased primarily due to acquisitions completed in the first quarter of 2004. We acquired the shares of Lafayette Well Testing, Inc. on January 7, 2004, and Linteco Geotechnische Systeme GmbH on March 5, 2004. The aggregate purchase price for the two companies was approximately $13.2 million. Capital expenditures to-date in 2005 totaled $5.2 million compared with $3.2 million in the prior-year period. We anticipate capital expenditures to increase over the remainder of 2005 due to investments in capacity expansion and productivity projects. Our investments in Europe and Asia will focus on adding new production capacity to support growth in lining technologies and metalcasting businesses, respectively. Our estimate of 2005 capital expenditures is in the range of $22 million to $26 million.

        Cash flows provided by financing activities decreased due to debt funding for acquisitions completed in the 2004 first quarter. We used our revolving credit facility to finance the acquisitions. Additionally, we assumed approximately $4.1 million of funded debt as part of the consideration for the Linteco acquisition. Dividends paid to-date in 2005 increased to $2.7 million from $2.0 million in the prior-year period. We did not purchase any shares of our common stock in the first quarter of 2005. We did purchase 12,400 shares of our common stock on the open market during the first quarter of 2004 for a total value of $196,300, or an average price per share of $15.83. On May 13, 2004, the board of directors authorized funds to repurchase up to $10 million of our common stock on the open market over a two-year period if we believe such a use of our cash will enhance shareholder value. The entire $10 million remains available to repurchase common stock as of March 31, 2005.

                                                    THREE MONTHS ENDED
                                             -----------------------------------
                                                March 31,         December 31,
           FINANCIAL POSITION                     2005                2004
----------------------------------------     ---------------     ---------------
Working capital                              $         139.7     $         129.4
Intangible assets                            $          22.7     $          23.0
Total assets                                 $         348.6     $         336.4

Long-term debt                               $          42.1     $          34.3
Other long-term obligations                  $          18.4     $          18.5
Stockholder's equity                         $         226.8     $         221.9

        Working capital at March 31, 2005 increased from December 31, 2004, primarily due to growth in inventories and accounts receivable. The growth in inventories was due to stocking our Asian locations earlier than normal to economize on shipping costs. Inventory values at March 31, 2005 also reflect the higher cost of raw materials and transportation costs. The current ratio was 3.3-to-1 and 3.1-to-1 at March 31, 2005, and December 31, 2004, respectively.

        Intangible assets primarily represent goodwill associated with acquisitions.

        Long-term debt increased to 16% of total capitalization at March 31, 2005, compared with 13% at December 31, 2004. The increase in debt levels was principally attributed to funding working capital. We have a $100 million revolving credit facility with a consortium of U.S. banks that matures on October 31, 2006. At March 31, 2005, we had approximately $63 million of borrowing capacity remaining from the credit facility. The credit facility stipulates that we must comply with a number of financial covenants. We are in compliance with those covenants at March 31, 2005.

        Other long-term obligations primarily represent liabilities associated with our qualified and supplemental retirement plans and deferred income taxes.

        We believe future cash flows from operations combined with borrowing capacity from our revolving credit facility will be adequate to fund capital expenditures and other investments approved by the board of directors.

        Since the mid 1980's, the Company and/or its subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content within the Company's bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of the Company's foundry customers. To date, the Company has not incurred significant costs in defending these matters. The Company believes it has adequate insurance coverage and does not believe the litigation will have a material adverse impact on the financial condition, liquidity or results of the operations of the Company.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no material changes in the Company's market risk during the three months ended March 31, 2005. See disclosures as of December 31, 2004 in the Company's Annual Report on Form 10-K, as amended, Item 7A.

ITEM 4:     CONTROLS AND PROCEDURES

        An evaluation has been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below and the fact that the remedial efforts of the Company had not been completed as of March 31, 2005 as discussed below, our disclosure controls and procedures were not effective as of March 31, 2005 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported as and when required. Notwithstanding the foregoing, management believes that the financial statements included within this report fairly present in all material respects the financial position, results of operations, and cash flows of the Company, in conformity with generally accepted accounting principles in the United States, for the periods presented.

        The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include in their annual reports on Form 10-K an assessment by management of the effectiveness of the Company's internal controls over financial reporting. As described in the annual report on Form 10-K filed by the Company for the year ended December 31, 2004, as amended, management identified a material weakness in internal control over financial reporting relative to our accounting for income taxes as of December 31, 2004. In particular, our design of internal controls did not address the accounting considerations arising from the filing of tax returns or the timing of recording of changes in accounting estimates relating to income taxes of foreign subsidiaries. As a result of the foregoing, we began implementing changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        Specifically, these changes include restructuring the responsibility for accounting for income taxes, formalizing management's oversight relating to accounting for income taxes by developing procedures to monitor significant income tax events and the determination of appropriate accounting treatment for certain deduction and credit positions taken in filing income tax returns, both amended and original, and developing a program to provide increased training to improve our accounting for income taxes. Our Tax Manager is now fully responsible for the financial accounting for income taxes. In addition, the Controller and Chief Financial Officer receive quarterly updates on tax matters, including changes in tax positions that may have a material effect on the financial statements and matters affecting income tax returns. The Controller and Chief Financial Officer review these matters and document conclusions as to the accounting treatment. Additionally, we are enhancing controls over financial reporting of our foreign subsidiaries to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles and changes in accounting estimates are recorded in the appropriate reporting period. Last, the Chief Financial Officer will conduct an annual assessment of the accounting staff's knowledge of U.S. generally accepted accounting principles and provide additional training where necessary.

        Although remedial efforts were initiated in the first quarter of 2005, the implementation of such changes had not been completed as of March 31, 2005. Accordingly, management has determined that the material weakness in the Company's internal control over financial reporting relative to our accounting for income taxes as described in the annual report on Form 10-K filed by the Company for the year ended December 31, 2004, as amended, still existed as of March 31, 2005.

PART II - OTHER INFORMATION

ITEM 2(c) COMPANY REPURCHASES OF COMPANY STOCK

                                         TOTAL NUMBER OF                       MAXIMUM VALUE OF
                                       SHARES REPURCHASED      AVERAGE     SHARES THAT MAY YET BE
                                       AS PART OF THE STOCK   PRICE PAID    REPURCHASED UNDER THE
                                        REPURCHASE PROGRAM    PER SHARE            PROGRAM
                                       --------------------   ----------   ----------------------
January 1, 2005 - January 31, 2005                        -   $        -   $           10,000,000
February 1, 2005 - February 29, 2005                      -   $        -   $           10,000,000
March 1, 2005 - March 31, 2005                            -   $        -   $           10,000,000
                                       --------------------                ----------------------
Total                                                     -   $        -   $                    -
                                       ====================                ======================

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

                             AMCOL INTERNATIONAL CORPORATION


Date:  May 10, 2005             /s/ Lawrence E. Washow
                                ------------------------------------------------
                                      Lawrence E. Washow
                                      President and Chief Executive Officer


Date:  May 10, 2005             /s/ Gary L. Castagna
                                ------------------------------------------------
                                      Gary L. Castagna
                                      Senior Vice President and Chief Financial
                                      Officer and Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
   31.1    Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
   31.2    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
   32      Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350