Form 10-Q
period 2005-06-30
AMCOL INTERNATIONAL CORP
filed 2005-08-01
CIK 813621

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

                  For the quarterly period ended June 30, 2005

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                         Commission file number 0-15661

                         AMCOL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               36-0724340
    ---------------------------------       ---------------------------------
      (State or other jurisdiction          (IRS Employer Identification No.)
    of incorporation or organization)

1500 West Shure Drive, Suite 500, Arlington Heights, Illinois      60004-7803
-------------------------------------------------------------      ----------
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

Yes  [X]      No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at July 21, 2005
     ------------------------------           ----------------------------
     (Common stock, $.01 par value)                 29,716,753 Shares

================================================================================

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                 Page No.
                                                                                 --------
Part I - Financial Information
--------------------------------------------------------------------------------
         Item 1     Financial Statements
                    Condensed Consolidated Balance Sheets -
                    June 30, 2005 and December 31, 2004                                 3

                    Condensed Consolidated Statements of Operations -
                    three and six months ended June 30, 2005 and 2004                   5

                    Condensed Consolidated Statements of Comprehensive Income -
                    three and six months ended June 30, 2005 and 2004                   6

                    Condensed Consolidated Statements of Cash Flows -
                    three and six months ended June 30, 2005 and 2004                   7

                    Notes to Condensed Consolidated Financial Statements                8

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                17

         Item 3     Quantitative and Qualitative Disclosures About Market Risk         30

         Item 4     Controls and Procedures                                            30

Part II - Other Information
--------------------------------------------------------------------------------
         Item 2e    Company Repurchases of Company Stock                               31

         Item 6     Exhibits and Reports on Form 8-K                                   31

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  JUNE 30,     DECEMBER 31,
                                                                    2005           2004
                           ASSETS                               (unaudited)          *
------------------------------------------------------------    ------------   ------------
Current assets:
  Cash                                                          $     14,438   $     17,594
  Accounts receivable, net                                           100,039         88,342
  Inventories                                                         67,073         63,882
  Prepaid expenses                                                     8,701          7,111
  Income taxes receivable                                             12,447          9,126
  Current deferred tax assets                                          4,366          4,293
  Assets held for sale                                                   381            752
                                                                ------------   ------------
    Total current assets                                             207,445        191,100
                                                                ------------   ------------
Investment in and advances to joint ventures                          18,302         15,023
                                                                ------------   ------------
Property, plant, equipment, and mineral rights and reserves:
  Land and mineral rights                                             12,539         12,019
  Depreciable assets                                                 241,651        247,280
                                                                ------------   ------------
                                                                     254,190        259,299
  Less: accumulated depreciation                                     161,174        165,658
                                                                ------------   ------------
                                                                      93,016         93,641
                                                                ------------   ------------
Other assets:
  Goodwill                                                            18,498         19,225
  Intangible assets, net                                               3,249          3,802
  Deferred tax assets                                                  5,285          6,444
  Other assets                                                         9,008          7,207
                                                                ------------   ------------
                                                                      36,040         36,678
                                                                ------------   ------------
                                                                $    354,803   $    336,442
                                                                ============   ============

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  JUNE 30,     DECEMBER 31,
                                                                    2005           2004
           LIABILITIES AND STOCKHOLDERS' EQUITY                 (unaudited)         *
------------------------------------------------------------    ------------   ------------
Current liabilities:
  Accounts payable                                                    25,653         25,474
  Accrued liabilities                                                 29,519         36,207
                                                                ------------   ------------
    Total current liabilities                                         55,172         61,681
                                                                ------------   ------------
Long-term debt                                                        44,550         34,295
                                                                ------------   ------------
Minority interests in subsidiaries                                       131              5
Deferred compensation                                                  6,371          5,872
Other liabilities                                                     12,477         12,655
                                                                ------------   ------------
                                                                      18,979         18,532
                                                                ------------   ------------
Stockholders' equity:
  Common stock                                                           320            320
  Additional paid in capital                                          71,285         69,763
  Retained earnings                                                  170,267        154,366
  Accumulated other comprehensive income                               9,754         14,905
                                                                ------------   ------------
                                                                     251,626        239,354
Less:
  Treasury stock                                                      15,524         17,420
                                                                ------------   ------------
                                                                     236,102        221,934
                                                                ------------   ------------
                                                                $    354,803   $    336,442
                                                                ============   ============

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
CONTINUING OPERATIONS
Net sales                                            $    258,394    $    223,924    $    136,344    $    119,770
Cost of sales                                             192,146         165,511          99,776          88,080
                                                     ------------    ------------    ------------    ------------
  Gross profit                                             66,248          58,413          36,568          31,690
General, selling and administrative expenses               44,552          40,017          23,107          20,534
                                                     ------------    ------------    ------------    ------------
  Operating profit                                         21,696          18,396          13,461          11,156
                                                     ------------    ------------    ------------    ------------
Other income (expense):
  Interest expense, net                                      (805)           (390)           (444)           (311)
  Other, net                                                 (991)             27            (886)            (16)
                                                     ------------    ------------    ------------    ------------
                                                           (1,796)           (363)         (1,330)           (327)
                                                     ------------    ------------    ------------    ------------
  Income before income taxes and equity
   in income of joint ventures                             19,900          18,033          12,131          10,829
Income tax expense                                          4,457           5,679           2,973           3,410
                                                     ------------    ------------    ------------    ------------
  Income before equity in income of joint ventures         15,443          12,354           9,158           7,419
Income from joint ventures                                  1,027             469             360             321
                                                     ------------    ------------    ------------    ------------
  Income from continuing operations                        16,470          12,823           9,518           7,740

DISCONTINUED OPERATIONS
Gain on 2000 disposal (including income
 tax benefits of $5,255 in 2005)                            4,755               -           4,755               -
                                                     ------------    ------------    ------------    ------------
  Income from discontinued operations                       4,755               -           4,755               -
                                                     ------------    ------------    ------------    ------------
Net income                                           $     21,225    $     12,823    $     14,273    $      7,740
                                                     ============    ============    ============    ============
Weighted average common shares outstanding             29,407,401      29,091,621      29,480,365      29,090,587
                                                     ============    ============    ============    ============
Weighted average common and common
 equivalent shares outstanding                         30,772,428      30,859,545      30,773,198      30,835,691
                                                     ============    ============    ============    ============
Basic earnings per share:
  Continuing operations                              $       0.56    $       0.44    $       0.32    $       0.27
                                                     ------------    ------------    ------------    ------------
  Discontinued operations:
    Gain on disposal                                         0.16               -            0.16               -
                                                     ------------    ------------    ------------    ------------
                                                             0.16               -            0.16               -
                                                     ------------    ------------    ------------    ------------
  Net income                                         $       0.72    $       0.44    $       0.48    $       0.27
                                                     ============    ============    ============    ============
Diluted earnings per share:
  Continuing operations                              $       0.54    $       0.42    $       0.31    $       0.25
                                                     ------------    ------------    ------------    ------------
  Discontinued operations:
    Gain on disposal                                         0.15               -            0.15               -
                                                     ------------    ------------    ------------    ------------
                                                             0.15               -            0.15               -
                                                     ------------    ------------    ------------    ------------
  Net income                                         $       0.69    $       0.42    $       0.46    $       0.25
                                                     ============    ============    ============    ============
Dividends declared per share                         $       0.18    $       0.14    $       0.09    $       0.07
                                                     ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
Net income                                           $     21,225    $     12,823    $     14,273    $      7,740
Income (loss) recognized relating to:
  Minimum pension liability                                   169            (410)             55            (410)
  Foreign currency translation                             (5,320)           (204)         (3,822)         (1,545)
                                                     ------------    ------------    ------------    ------------
Total other comprehensive income                     $     16,074    $     12,209    $     10,506    $      5,785
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ----------------------------
                                                                                         2005            2004
                                                                                     ------------    ------------
Cash flow from operating activities:
  Income from continuing operations                                                  $     16,470    $     12,823
  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Depreciation, depletion, and amortization                                               9,828           9,586
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in current assets                                                          (13,703)        (29,193)
      Increase in noncurrent assets                                                          (759)         (1,511)
      Increase (decrease) in current liabilities                                           (4,962)          8,371
      Increase (decrease) in noncurrent liabilities                                           321           1,135
      Other                                                                                  (157)          1,515
                                                                                     ------------    ------------
          Net cash provided by (used in) operating activities                               7,038           2,726
                                                                                     ------------    ------------
Net cash provided by discontinued operations                                                    -           8,625
                                                                                     ------------    ------------
Cash flow from investing activities:
  Acquisition of land, mineral rights, and depreciable assets                             (11,733)         (7,446)
  Acquisitions, net of cash                                                                (1,632)        (13,335)
  Other                                                                                        75           1,441
                                                                                     ------------    ------------
        Net cash provided by (used in) investing activities                               (13,290)        (19,340)
                                                                                     ------------    ------------
Cash flow from financing activities:
  Net change in outstanding debt                                                           10,255          17,651
  Proceeds from sales of treasury stock                                                       944             746
  Purchases of treasury stock                                                                   -          (2,879)
  Dividends paid                                                                           (5,324)         (4,091)
                                                                                     ------------    ------------
      Net cash provided by (used in) financing activities                                   5,875          11,427
                                                                                     ------------    ------------
Effect of foreign currency rate changes on cash                                            (2,779)           (970)
                                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                                       (3,156)          2,468
                                                                                     ------------    ------------
Cash and cash equivalents at beginning of period                                           17,594          13,525
                                                                                     ------------    ------------
Cash and cash equivalents at end of period                                           $     14,438    $     15,993
                                                                                     ============    ============
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                                                           $        775    $        186
                                                                                     ============    ============
  Income taxes                                                                       $      2,648    $      3,022
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

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

         AMCOL International Corporation (the Company) operates in two principal segments: minerals and environmental. The Company also operates a transportation business which includes delivery of its own products. Intersegment revenues are eliminated in the corporate segment. For the interim periods ended June 30, 2005 and 2004, the composition of the Company's revenues by segment is as follows:

                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
Revenue generating segment:
  Minerals                                                     57%             59%             55%             56%
  Environmental                                                37%             36%             39%             39%
  Transportation                                                9%              9%              9%              8%
  Corporate - elimination of intersegment revenues             -3%             -4%             -3%             -3%
                                                     ------------    ------------    ------------    ------------
  Total                                                       100%            100%            100%            100%
                                                     ============    ============    ============    ============

         Further descriptions of the Company's products, its principal markets and the relative significance of its operations are included in Note 5, "Business Segment Information."

BASIS OF PRESENTATION

         The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2004, is unaudited. The condensed consolidated balance sheet as of December 31, 2004 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 30, 2005 and 2004, and the financial position of the Company as of June 30, 2005, and all such adjustments are of a normal recurring nature. Management recommends that the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-K, as amended.

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

RECLASSIFICATIONS

         Certain items in the condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation followed by the Company when it prepared the consolidated financial statements included in its annual report on Form 10-K, as amended, for the year ended December 31, 2004; these reclassifications relate to commissions earned by independent sales representatives and amortization of certain intangible assets.

         In addition beginning in the quarter ended March 31, 2005 and for all periods thereafter, the Company began reporting certain expenses related to product liability, warranty and royalty expenses in general, selling, and administrative expenses rather than as deductions within net sales. For the 2004 periods reported herein, these deductions have been reclassified to conform to the current year financial statement presentation. This change in financial statement presentation did not impact reported net income or earnings per share.

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

         In May 2005, the FASB issued Statement No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in method of depreciating, amortizing or depleting a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005; as such, the Company's adoption of this standard in fiscal 2006 is not expected to have a material impact on the Company's consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

         As discussed in the Company's 2004 Annual Report on Form 10-K, as amended, the FASB amended FAS 123 ("SFAS 123(R)") in December 2004, and the guidance contained therein was to become effective for the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed mandatory compliance with this standard starting with the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. Since the Company's next fiscal year will begin January 1, 2006, the Company intends to adopt SFAS 123 (R) in the first quarter of 2006.

         In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005; the Company does not believe its adoption of EITF 05-6 in the third quarter of 2005 will have a material effect on its consolidated financial statements.

NOTE 2:  INVENTORIES

         Inventories at June 30, 2005 have been valued using the same methods as at December 31, 2004. The composition of inventories at June 30, 2005 and December 31, 2004 was as follows:

                                                              JUNE 30,      DECEMBER 31,
                                                                2005            2004
                                                            ------------    ------------
Advance mining                                              $      2,692    $      2,277
Crude stockpile inventories                                       22,440          25,159
In-process inventories                                            23,271          18,123
Other raw material, container, and supplies inventories           18,670          18,323
                                                            ------------    ------------
                                                            $     67,073    $     63,882
                                                            ============    ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

NOTE 3:  LAND RECLAMATION

         The Company mines various minerals using a surface mining process that requires the removal of overburden. Under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of mining activity. The obligation is adjusted to reflect the passage of time and changes in estimated future cash outflows. A reconciliation of the three and six month activity within the Company's reclamation obligation for the period ended June 30, 2005 is as follows:

                                                 SIX MONTHS    THREE MONTHS
                                                   ENDED          ENDED
                                                  JUNE 30,       JUNE 30,
                                                    2005           2005
                                                ------------   ------------
Balance at beginning of period                  $      4,850   $      4,825
Settlement of obligations                               (785)          (215)
Liabilities incurred and accretion expense               770            225
                                                ------------   ------------
Balance at end of period                        $      4,835   $      4,835
                                                ============   ============

NOTE 4:  EARNINGS PER SHARE

         Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share was computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period.

                                                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                               ---------------------------   ---------------------------
                                                                   2005           2004           2005           2004
                                                               ------------   ------------   ------------   ------------
Weighted average of common shares outstanding                    29,407,401     29,091,621     29,480,365     29,090,587
Dilutive impact of stock options                                  1,365,027      1,767,924      1,292,833      1,745,104
                                                               ------------   ------------   ------------   ------------
Weighted average of common and common equivalent
  shares for the period                                          30,772,428     30,859,545     30,773,198     30,835,691
                                                               ============   ============   ============   ============
Common shares outstanding                                        29,707,649     29,203,355     29,707,649     29,203,355
                                                               ============   ============   ============   ============
Weighted average anti-dilutive shares excluded from the
  computation of diluted earnings per share                         195,933              -        293,900              -
                                                               ============   ============   ============   ============

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

         The following summaries set forth certain financial information by business segment for the six and three months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004.

                                                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                               ---------------------------   ---------------------------
                                                                   2005           2004           2005           2004
                                                               ------------   ------------   ------------   ------------
Business Segment:
  Revenues:
    Minerals                                                   $    148,325   $    131,047   $     74,877   $     66,710
    Environmental                                                    96,138         80,871         53,834         47,199
    Transportation                                                   23,580         19,390         12,595         10,058
    Intersegment shipping                                            (9,649)        (7,384)        (4,962)        (4,197)
                                                               ------------   ------------   ------------   ------------
      Total                                                    $    258,394   $    223,924   $    136,344   $    119,770
                                                               ============   ============   ============   ============
  Operating profit (loss):
    Minerals                                                   $     18,460   $     15,688   $     10,665   $      8,253
    Environmental                                                    12,644          9,255          7,507          6,176
    Transportation                                                    1,293            837            720            451
    Corporate                                                       (10,701)        (7,384)        (5,431)        (3,724)
                                                               ------------   ------------   ------------   ------------
      Total                                                    $     21,696   $     18,396   $     13,461   $     11,156
                                                               ============   ============   ============   ============

                                                                 JUNE 30,       DEC. 31,
                                                                   2005           2004
                                                               ============   ============
  Assets:
    Minerals                                                   $    176,800   $    172,972
    Environmental                                                   134,778        128,154
    Transportation                                                    2,450          3,122
    Corporate                                                        40,775         32,194
                                                               ------------   ------------
      Total                                                    $    354,803   $    336,442
                                                               ============   ============

  Goodwill:
    Minerals                                                   $      5,638   $      5,773
    Environmental                                                    12,860         13,452
                                                               ------------   ------------
      Total                                                    $     18,498   $     19,225
                                                               ============   ============

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

         Results for prior years have not been adjusted to reflect the use of the fair value based method of accounting for employee awards. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                               ---------------------------   ---------------------------
                                                                   2005           2004           2005           2004
                                                               ------------   ------------   ------------   ------------
Net income, as reported                                        $     21,225   $     12,823   $     14,273   $      7,740
Add: Stock-based employee compensation expense included in
    reported net income, net of related tax effects                     735            635            367            303
Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                         (806)          (784)          (403)          (378)
                                                               ------------   ------------   ------------   ------------
Pro forma net income                                           $     21,154   $     12,674   $     14,237   $      7,665
                                                               ============   ============   ============   ============
Earnings per share:

Basic - as reported                                            $       0.72   $       0.44   $       0.48   $       0.27
Basic - pro forma                                              $       0.72   $       0.44   $       0.48   $       0.26

Diluted - as reported                                          $       0.69   $       0.42   $       0.46   $       0.25
Diluted - pro forma                                            $       0.69   $       0.41   $       0.46   $       0.25

NOTE 7:  COMPONENTS OF PENSION AND OTHER RETIREMENT BENEFIT COST

                                                                    SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                               ---------------------------   ---------------------------
                                                                   2005           2004           2005           2004
                                                               ------------   ------------   ------------   ------------
Service cost                                                   $        925   $        724   $        463   $        362
Interest cost                                                           987            914            493            457
Expected return on plan assets                                       (1,136)          (968)          (568)          (484)
Amortization of transition (asset) / obligation                         (44)           (68)           (22)           (34)
Amortization of prior service cost                                       15             14              8              7
Amortization of net (gain) loss                                           -              -              -              -
                                                               ------------   ------------   ------------   ------------
Net periodic benefit cost                                      $        747   $        616   $        374   $        308
                                                               ============   ============   ============   ============

EMPLOYER CONTRIBUTIONS

         The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $862 to its pension plan in 2005. That full contribution was made in the first quarter of 2005.

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

         In the six month period ending June 30, 2005, the Company decreased its provision for taxes owed by $845 largely as a result of changes in estimates related to both its UK and domestic tax returns for 2004 and the effective tax rate used to calculate deferred taxes.

NOTE 9:  ACQUISITIONS

         The Company did not make any acquisitions in the first six months of 2005. As of December 31, 2004, the Company provided for $1,632 of payments to be made to former owners of acquired businesses because the operating performance of the acquired businesses met profit targets included in earn-out provisions of the related purchase agreements. Those amounts were paid in the first quarter of 2005.

Note 10: DISCONTINUED OPERATIONS

         In 2004, the Company filed an amended tax return seeking a refund of state taxes paid on the sale of the Company's absorbent polymers segment that occurred in 2000. No amounts for this refund was reflected in the Company's financial statements prior to the quarter ended June 30, 2005. In June 2005, the Company successfully settled its claim with the state for $7.8 million and recorded a net income tax receivable of $5,255, accrued professional fees of $500 and a gain on the sale of discontinued operations of $4,755. The Company received payment from the state in July 2005, and the receipt of this payment is not reflected in the financial results contained herein.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

NOTE 11: GAIN ON ASSETS HELD FOR SALE

         In April 2005, the Company's environmental segment sold one of its manufacturing facilities for $808 of cash proceeds, resulting in a pre-tax gain of $627 on the sale of assets that was recorded within general, selling and administrative expenses in the six and three months ended June 30, 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ANALYSIS OF RESULTS OF OPERATIONS

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements. In addition, as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1, the Company has reclassified certain financial data as of and for the three and six month period ended June 30, 2005. The following discussion and analysis of results of operations and financial condition are based upon such reclassified financial data.

THREE MONTHS ENDED JUNE 30, 2005 VS. JUNE 30, 2004:

RESULTS OF OPERATIONS (in millions):

NET SALES:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $    136.3   $    119.8           14%

         Favorable foreign currency changes accounted for approximately 8% of the $16.6 million increase in net sales over the 2004 period. On an operating segment basis, minerals accounted for approximately 49% of the increase in net sales while environmental contributed approximately 40% of the growth. Our transportation segment, including the elimination of intersegment revenues, accounted for approximately 11% of the sales growth over the second quarter of 2004.

GROSS PROFIT:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $     36.6   $     31.7           15%
       Margin                  26.8%        26.5%         N/A

         Gross profit increased in the second quarter of 2005 in conjunction with the increase in net sales. The minerals segment accounted for the majority of the 30 basis point improvement in gross margin. This segment benefited from a law, passed by the State of Montana in April, 2005, that exempted bentonite and other minerals mined in the state in 2004 from severance tax. Consequently, we recorded an adjustment of $1.9 million to our severance tax accruals and a corresponding reduction in cost of goods sold. After factoring out this adjustment, gross margin would have been 25.5%

         Environmental segment margins declined over the prior-year period primarily due to higher purchased raw material costs and greater unabsorbed manufacturing costs associated with prolonged production downtime at its Fairmount, GA site. Transportation segment gross margins improved due to increased pricing and traffic levels.

GENERAL, SELLING &
 ADMINISTRATION EXPENSES:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $     23.1   $     20.5           13%

         Greater corporate segment expenses accounted for approximately 72% of the increase over the second quarter of 2004. Within the corporate segment, professional fees associated with the audit of the consolidated financial statements and report on internal controls over financial reporting for 2004 represented $1 million of the increase. We do not expect these levels of costs to recur in the future. Greater operating expenses within the minerals segment, primarily associated with international sales and marketing expenses, accounted for 23% of the increase. Within the environmental segment, administrative expenses were reduced by approximately $0.6 million from the gain on the sale of the Villa Rica production facility. Research and development expenses were approximately $1.9 million in the second quarter of 2005 compared with $1.4 million in the prior-year period.

OPERATING PROFIT:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $     13.5   $     11.2           21%
       Margin                   9.9%         9.3%         N/A

         Organic gross profit growth contributed a majority of the increase in operating profit. The effect of the severance tax benefit offset by the higher professional fees contributed approximately 37% of the increase over the 2004 period. Foreign currency exchange rates did not account for a significant portion of the growth. The 60 basis point operating margin increase is attributable to the increase in gross margin described above.

INTEREST EXPENSE, NET:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      0.4   $      0.3           33%

         Interest expense in the second quarter of 2005 increased primarily due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to an increase in working capital funding.

OTHER EXPENSE, NET

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      0.9   $        -          N/A

         The current quarter was negatively impacted by approximately $0.9 million due to the recognition of foreign exchange losses. Our foreign subsidiaries recorded an increase in their U.S. dollar-based intercompany debts with a corresponding charge to Other expense upon revaluation of those debts.

INCOME TAXES:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      3.0   $      3.4          (12)%
       Effective tax
        rate                   24.5%        31.5%         N/A

         The effective tax rate was favorably impacted by a greater portion of earnings generated in foreign countries in the second quarter of 2005, which usually have lower statutory income tax rates than the U.S. Additionally, we estimated higher depletion deductions in comparison with the 2004 period.

INCOME FROM JOINT VENTURES
  AND MINORITY INTERESTS:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      0.4   $      0.3           33%

         The current year period included the earnings from a 50% interest in a Japanese joint venture company. We increased our ownership in the entity from 19% in August 2004, which allowed us to account for the earnings from the investment under the equity method instead of recording income when dividends were received as required under the cost method of accounting.

INCOME FROM
  CONTINUING OPERATIONS

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      9.5   $      7.7           23%
       Margin                   7.0%         6.5%         N/A

         Net margin in the 2005 period increased primarily due to the increase in operating margin, the lower effective tax rate and the improvement in income from joint ventures and minority interests.

DISCONTINUED OPERATIONS:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      4.8   $        -          N/A

         In September 2004, we filed an amended income tax return in the State of Mississippi requesting a refund of approximately $12.5 million of taxes paid relating to the gain on the sale of the absorbent polymer segment. The sale of the segment was originally reported as a discontinued operation in the second quarter of 2000. With the assistance of a professional accounting firm, we concluded that a gain on the sale of a business under these circumstances was not taxable in Mississippi according to its laws. After negotiations and hearings with officials, the Board of Review of the Mississippi State Tax Commission accepted our settlement offer of $7.8 million in June 2005, and we received payment of the refund in July 2005.

DILUTED EARNINGS PER SHARE:

                            2005         2004       % Change
                         ----------   ----------   ----------
       Income from
         Continuing
           operations    $     0.31   $     0.25           24%
       Discontinued
         operations      $     0.15   $     0.00          N/A
                         ----------   ----------
       Net income        $     0.46   $     0.25          N/A

         Excluding the Montana tax relief and the excessive corporate segment expenses, growth in base-business sales and operating profit contributed approximately $0.03 per share of the increase in income from continuing operations over the prior-year period. A lower effective income tax rate accounted for $0.03 per share of the increase over the prior-year period. Weighted average common and common equivalent shares outstanding decreased by less than 1% over the 2004 quarter.

         SEGMENT ANALYSIS:

         Following is a review of operating results for each of our four reporting segments:

                                                               THREE MONTHS ENDED JUNE 30,
                                 ---------------------------------------------------------------------------------------
          MINERALS                           2005                          2004                     2005 vs. 2004
------------------------------   ---------------------------   ---------------------------   ---------------------------
                                                                  (Dollars in Thousands)
Net sales                        $     74,877          100.0%  $     66,710          100.0%  $      8,167           12.2%

Cost of sales                          58,094           77.6%        52,930           79.3%
                                 ------------   ------------   ------------   ------------
  Gross profit                         16,783           22.4%        13,780           20.7%         3,003           21.8%

General, selling and
 administrative expenses                6,118            8.2%         5,527            8.3%           591           10.7%
                                 ------------   ------------   ------------   ------------   ------------
  Operating profit                     10,665           14.2%         8,253           12.4%         2,412           29.2%

         Domestic metalcasting sales were positively impacted by higher demand and price increases that were implemented to offset rising transportation, raw materials and energy-related costs. The metalcasting markets in the Asia/Pacific region also continued to benefit from strong demand from automotive and transportation equipment component manufacturers. Pet products sales increased due to higher pricing in comparison with the prior-year period. Price increases were implemented to offset higher costs similar to those impacting the domestic metalcasting business. Specialty minerals revenues declined due to lower volume in the detergent additives business.

         Gross profit rose in conjunction with the increase in sales and the aforementioned benefit from a state law which exempted us from paying mining-related taxes. Excluding the $1.9 million benefit to cost of sales from the Montana tax refund, gross profit would have improved by $1.1, or 8.3%, and gross margin would have been 19.9%. Adjusted for the benefit, gross margin declined by 80 basis points in comparison with the prior-year period due to the rising costs of the metalcasting and pet products business mentioned above. Transportation-related price increases generate minimal gross profit and, consequently, negatively impact our margin.

         General, selling and administrative costs increased primarily due to expenses associated with international sales and marketing activities. Also, we incurred greater marketing and product development costs in health and beauty business in the current-year period.

         Operating profit improved due to the increase in sales and gross profit. Excluding the Montana benefit described above, operating profit in the 2005 period would have grown by approximately $0.5 million, or 6.7%; and operating margin would have been 11.8%. Adjusted for the benefit, operating margin declined by 60 basis points in comparison with the prior-year period due to the decline in gross margin. The domestic metalcasting and pet products businesses continue to see rising manufacturing costs. Our ability to obtain price increases is necessary to restore margins to historical levels.

                                                               THREE MONTHS ENDED JUNE 30,
                                 ---------------------------------------------------------------------------------------
        ENVIRONMENTAL                        2005                          2004                     2005 vs. 2004
------------------------------   ---------------------------   ---------------------------   ---------------------------
                                                                 (Dollars in Thousands)
Net sales                        $     53,834          100.0%  $     47,199          100.0%  $      6,635           14.1%

Cost of sales                          35,585           66.1%        30,401           64.4%
                                 ------------   ------------   ------------   ------------
  Gross profit                         18,249           33.9%        16,798           35.6%         1,451            8.6%

General, selling and
   administrative expenses             10,742           20.0%        10,622           22.5%           120            1.1%
                                 ------------   ------------   ------------   ------------   ------------
  Operating profit                      7,507           13.9%         6,176           13.1%         1,331           21.6%

         Strong demand in the domestic lining technologies, building materials and water treatment businesses led to the increase in sales over the 2004 period. Growth in lining technologies product demand in Europe and Asia also contributed to the increase. The water treatment increase arose from higher demand for products and services from our oilfield services businesses. Price increases had a minimal impact on revenue growth in the quarter.

         Gross profit grew in conjunction with the increase in net sales; however, gross margin declined by 170 basis points from the second quarter of 2004. Gross margins on lining technologies sales declined due to the mix of product sales to lower profit items. This was especially evident in Europe. Also, higher transportation, raw materials and energy-related costs negatively impacted manufacturing costs in comparison with the prior-year period. We also incurred higher than expected production downtime at our Fairmount, GA and Clinton, SC facilities which resulted in higher charges for unabsorbed manufacturing costs.

         As described in the Notes to the Condensed Consolidated Financial Statements, general, selling and administrative expenses benefited from a $0.6 million gain on the sale of the Villa Rica, GA facility in the current-year period. Operating expenses would have increased by approximately 7.0% excluding this benefit.

         Operating profit improved due to the increase in sales and gross profit and the flat general, selling and administrative expenses. Excluding the gain on the sale of the Villa Rica facility, operating profit would have grown by approximately 11.4% and operating margin would have been 12.8% in the 2005 period. The decline in operating margin follows the reduction in gross margin albeit at a lower rate due to the modest growth in general, selling and administrative expenses. The outlook for the segment appears favorable as it enters the period in which the lining technologies and building materials businesses generate more of their revenue and profits. Water treatment prospects continue to appear positive due to the demand for oilfield services and products.

                                                               THREE MONTHS ENDED JUNE 30,
                                 ---------------------------------------------------------------------------------------
       TRANSPORTATION                        2005                          2004                     2005 vs. 2004
------------------------------   ---------------------------   ---------------------------   ---------------------------
                                                                 (Dollars in Thousands)
Net sales                        $     12,595          100.0%  $     10,058          100.0%  $      2,537           25.2%

Cost of sales                          11,059           87.8%         8,946           88.9%
                                 ------------   ------------   ------------   ------------
  Gross profit                          1,536           12.2%         1,112           11.1%           424           38.1%

General, selling and
 administrative expenses                  816            6.5%           661            6.6%           155           23.4%
                                 ------------   ------------   ------------   ------------   ------------
Operating profit                          720            5.7%           451            4.5%           269           59.6%

         Net sales improved due to higher traffic levels and increased pricing. Gross margin improved by 110 basis points over the second quarter of 2004 due to the increase in sales. General, selling and administrative expenses increased due to higher personnel costs.

                                                THREE MONTHS ENDED JUNE 30,
                                 ---------------------------------------------------------
         CORPORATE                   2005           2004              2005 vs. 2004
------------------------------   ------------   ------------   ---------------------------
                                                  (Dollars in Thousands)
Intersegment shipping sales      $     (4,962)  $     (4,197)
Intersegment shipping costs            (4,962)        (4,197)
                                 ------------   ------------
  Gross profit                              -              -
Corporate general, selling
 and administrative expenses            4,672          2,832          1,840           65.0%
Nanocomposite business
 development expenses                     759            892           (133)         -14.9%
                                 ------------   ------------   ------------
Operating loss                         (5,431)        (3,724)        (1,707)          45.8%

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

         Corporate general, selling and administrative expenses increased over the 2004 period primarily due to professional service fees relating to the audit of the financial statements and report on internal controls over financial reporting for the year ended December 31, 2004. Those fees accounted for approximately 54% of the increase. We expect these expenses to total approximately $0.4 million per quarter for the remainder of the year.

         Net nanocomposite expenses declined in comparison with the prior-year period due to higher sales which reduced unabsorbed manufacturing expenses. We continue to see active interest in our nanocomposite technologies through the market development activities undertaken by our alliance partners.

SIX MONTHS ENDED JUNE 30, 2005 VS. JUNE 30, 2004:

RESULTS OF OPERATIONS (in millions):

NET SALES:

                             2005         2004       % Change
                          ----------   ----------   ----------
                          $    258.4   $    223.9           15%

         Favorable foreign currency changes accounted for approximately 8% of the $34.5 million increase in net sales over the 2004 period. On an operating segment basis, minerals accounted for approximately 50% of the increase in net sales while environmental contributed approximately 44% of the growth. Our transportation segment, including the elimination of intersegment revenues, accounted for approximately 6% of the sales growth over the 2004 period.

GROSS PROFIT:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $     66.2   $     58.4           13%
       Margin                  25.6%        26.1%         N/A

         Gross profit improved in the 2005 period in conjunction with the increase in net sales. Gross margin declined by 50 basis points. As previously described, a non-recurring benefit of $1.9 million was recorded to the minerals segment cost of sales in the second quarter of 2005. Without this benefit, gross profit would have grown by approximately $6.0, or 10%; and gross margin would have been 24.9% for the 2005 period. Higher transportation, raw materials and energy-related costs were the primary causes for the decline in gross margins in both segments.

GENERAL, SELLING &
 ADMINISTRATION EXPENSES:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $     44.6   $     40.0           11%

         Greater corporate segment expenses accounted for approximately 76% of the increase over the first half of 2004; we incurred approximately $1.6 million more in audit and other professional services related to compliance with the Sarbanes-Oxley Act. We also incurred higher sales and marketing costs in our international minerals businesses in the first half of 2005. Research and development expenses increased to approximately $3.3 million in the 2005 period compared with $2.8 million in prior-year period.

OPERATING PROFIT:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $     21.7   $     18.4           18%
       Margin                   8.4%         8.2%         N/A

         Favorable foreign currency exchange rates accounted for approximately 12% of the increase in operating profit over the 2004 period, or 2.2 percentage points of growth. The $1.9 million benefit of the non-recurring reduction to cost of sales less the impact of $1.0 million of excessive audit and Sarbanes-Oxley compliance expenses contributed approximately 26% of the growth in the 2005 period. The 20 basis point improvement in operating margin was attributed to the net benefit of non-recurring items and increased environmental segment margins.

INTEREST EXPENSE, NET:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      0.8   $      0.4          106%

         Interest expense in the first half of 2005 increased primarily due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to an increase in working capital funding.

OTHER EXPENSE, NET:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      1.0   $      0.0          N/A

         Results for the first half of 2005 were negatively impacted by approximately $0.9 million due to the recognition of foreign exchange losses. Our foreign subsidiaries recorded an increase in their U.S. dollar-based intercompany debts with a corresponding charge to Other expense upon revaluation of those debts.

INCOME TAXES:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      4.5   $      5.7          (22)%
       Effective tax
         rate                  22.4%        31.5%         N/A

         The effective tax rate was favorably impacted by lower foreign tax rates in comparison with the 2004 period. Additionally, the 2005 period was positively impacted by a change in estimate of 2004 income taxes payable in our U.S. and U.K. businesses of approximately $0.8 million. After factoring out these adjustments, the effective tax rate would have been 26.6%, and management believes this rate is indicative of the expected rate for the fiscal year ending December 31, 2005.

INCOME FROM JOINT VENTURES
  AND MINORITY INTERESTS:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      1.0   $      0.5          119%

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

INCOME FROM
  CONTINUING OPERATIONS

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $     16.5   $     12.8           28%
       Margin                   6.4%         5.7%         N/A

         Income from operations increased and net margin in the 2005 period increased primarily due to the increase in operating profit, the lower effective tax rate and the improvement in income from joint ventures and minority interests. Additionally, the net impact of non-recurring items, described previously, benefited the 2005 period.

DISCONTINUED OPERATIONS:

                            2005         2004       % Change
                         ----------   ----------   ----------
                         $      4.8   $        -          N/A

         In September 2004, we filed an amended income tax return in the State of Mississippi requesting a refund of approximately $12.5 million of taxes paid relating to the gain on the sale of the absorbent polymer segment. The sale of the segment was originally reported as a discontinued operation in the second quarter of 2000. With the assistance of a professional accounting firm, we concluded that a gain on the sale of a business under these circumstances was not taxable in Mississippi according to its laws. After negotiations and hearings with officials, the Board of Review of the Mississippi State Tax Commission accepted our settlement offer of $7.8 million in June 2005, and we received payment of the refund in July 2005.

DILUTED EARNINGS PER SHARE:

                            2005         2004       % Change
                         ----------   ----------   ----------
       Income from
         Continuing
           operations    $     0.54   $     0.42           29%
       Discontinued
         operations      $     0.15   $     0.00          N/A
                         ----------   ----------
       Net income        $     0.69   $     0.42           64%

         Excluding the Montana refund and the excessive corporate segment expenses, organic growth in sales and operating profit contributed approximately $0.06 per share of the increase in income from continuing operations over the prior-year period. A lower effective income tax rate accounted for $0.06 per share of the increase over the prior-year period. Minority interests contributed approximately $0.02 per share. Weighted average common and common equivalent shares outstanding decreased by less than 1% over the 2004 quarter.

         SEGMENT ANALYSIS:

         Following is a review of operating results for each of our four reporting segments:

                                                                SIX MONTHS ENDED JUNE 30,
                                 ---------------------------------------------------------------------------------------
           MINERALS                          2005                          2004                     2005 vs. 2004
------------------------------   ---------------------------   ---------------------------   ---------------------------
                                                                  (Dollars in Thousands)
Net sales                        $    148,325          100.0%  $    131,047          100.0%  $     17,278           13.2%

Cost of sales                         118,068           79.6%       104,382           79.7%
                                 ------------   ------------   ------------   ------------
  Gross profit                         30,257           20.4%        26,665           20.3%         3,592           13.5%

General, selling and
 administrative expenses               11,797            8.0%        10,977            8.4%           820            7.5%
                                 ------------   ------------   ------------   ------------   ------------
  Operating profit                     18,460           12.4%        15,688           11.9%         2,772           17.7%

         Favorable foreign currency translation rates accounted for approximately 5.7% of the sales growth over the 2004 period. Domestic metalcasting sales were positively impacted by higher demand and price increases that were implemented to offset rising transportation, raw materials and energy-related costs. The metalcasting markets in the Asia/Pacific region also continued to benefit from strong demand from automotive and transportation equipment component manufacturers. Pet products sales increased in comparison with the prior-year period largely due to price increases. Specialty minerals revenues declined from the first half of 2004 primarily due to lower volume in the detergent additives business.

         Gross profit was positively impacted by the benefit received through a law enacted in Montana as described earlier in the comparison of the second quarter reporting periods. Eliminating this non-recurring benefit, gross profit would have risen by approximately $1.7 million, or 6.5% over the prior-year period, and gross margin would have been 19.1%. The relatively lower growth in gross profit in comparison to sales in the period reflects higher cost increases than the rise in selling prices. Gross margin, excluding the benefit, declined by 120 basis points in comparison with the prior-year period due to the rising costs of the metalcasting and pet products business mentioned above.

         General, selling and administrative costs increased primarily due to increased international sales and marketing efforts and higher product development costs associated with the health and beauty business.

         Operating profit improved largely due to the non-recurring benefit recorded to cost of sales in the second quarter of 2005. Excluding this benefit, operating profit would have grown by approximately $0.9 million, or 5.8%, and operating margin would have been 11.2%. Operating margin, after excluding the benefit, decreased by 70 basis points due to the decline in gross margin. The domestic metalcasting and pet products businesses continue to see rising manufacturing costs. Our ability to obtain price increases is necessary to restore gross margin to historical levels.

                                                                SIX MONTHS ENDED JUNE 30,
                                 ---------------------------------------------------------------------------------------
        ENVIRONMENTAL                        2005                          2004                     2005 vs. 2004
------------------------------   ---------------------------   ---------------------------   ---------------------------
                                                                  (Dollars in Thousands)
Net sales                        $     96,138          100.0%  $     80,871          100.0%  $     15,267           18.9%

Cost of sales                          63,029           65.6%        51,272           63.4%
                                 ------------   ------------   ------------   ------------
  Gross profit                         33,109           34.4%        29,599           36.6%         3,510           11.9%

General, selling and
 administrative expenses               20,465           21.3%        20,344           25.2%           121            0.6%
                                 ------------   ------------   ------------   ------------   ------------
  Operating profit                     12,644           13.1%         9,255           11.4%         3,389           36.6%

         Favorable currency exchange rates accounted for approximately 12% of the increase in sales, or 2.3 percentage points of growth. Strong demand in the domestic lining technologies, building materials and water treatment businesses led to the increase in sales over the 2004 period. Growth in lining technologies product demand in Europe and Asia also contributed to the increase. The water treatment increase arose from higher demand for products and services from our oilfield services businesses. Price increases had a minimal impact on revenue growth in the quarter.

         Gross profit grew in conjunction with the increase in net sales; however, gross margin declined by 220 basis points from the 2004 period. Gross margins on lining technologies sales declined due to the mix of product sales to lower profit items. Also, higher transportation, raw materials and energy-related costs negatively impacted manufacturing costs in comparison with the prior-year period.

         As described in the Notes to the Condensed Consolidated Financial Statements, general, selling and administrative expenses benefited from a $0.6 million gain on the sale of the Villa Rica, GA facility in the current-year period. After factoring out this benefit, operating expenses would have increased by approximately 3.7%.

         Operating profit improved due to the increase in sales and gross profit and the flat general, selling and administrative expenses. Consequently, operating margin improved by 170 basis points. The outlook for the segment appears favorable based upon the backlog in the lining technologies and building materials businesses. Water treatment prospects continue to appear positive due to the demand for oilfield services and products with the increase in drilling activity.

                                                                SIX MONTHS ENDED JUNE 30,
                                 ---------------------------------------------------------------------------------------
        TRANSPORTATION                       2005                          2004                     2005 vs. 2004
------------------------------   ---------------------------   ---------------------------   ---------------------------
                                                                  (Dollars in Thousands)
Net sales                        $     23,580          100.0%  $     19,390          100.0%  $      4,190           21.6%

Cost of sales                          20,698           87.8%        17,241           88.9%
                                 ------------   ------------   ------------   ------------
  Gross profit                          2,882           12.2%         2,149           11.1%           733           34.1%

General, selling and
 administrative expenses                1,589            6.7%         1,312            6.8%           277           21.1%
                                 ------------   ------------   ------------   ------------   ------------
  Operating profit                      1,293            5.5%           837            4.3%           456           54.5%

         Net sales improved due to higher traffic levels and increased pricing. Gross margin improved by 110 basis points over the 2004 period due to the increase in sales. General, selling and administrative expenses increased due to higher personnel costs.

                                                 SIX MONTHS ENDED JUNE 30,
                                 ---------------------------------------------------------
         CORPORATE                   2005           2004              2005 VS. 2004
------------------------------   ------------   ------------   ---------------------------
                                                   (Dollars in Thousands)
Intersegment shipping sales      $     (9,649)  $     (7,384)
Intersegment shipping costs            (9,649)        (7,384)
                                 ------------   ------------
  Gross profit                              -              -
Corporate general, selling
 and administrative expenses            9,033          5,578          3,455           61.9%
Nanocomposite business
 development expenses                   1,668          1,806           (138)          -7.6%
                                 ------------   ------------   ------------
Operating loss                        (10,701)        (7,384)        (3,317)          44.9%

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

         Corporate general, selling and administrative expenses increased over the 2004 period primarily due to professional service fees relating to the audit of the consolidated financial statements and report on internal control over financial reporting for the 2004 fiscal year. Those fees accounted for approximately 46% of the increase. We expect these expenses to total approximately $0.4 million per quarter for the remainder of the year. We also incurred higher corporate development costs in the 2005 period, which accounted for approximately 11% of the increase.

         Net nanocomposite operating expenses declined in comparison with the 2004 period largely due to increased sales in the current year. We continue to see active interest in our nanocomposite technologies through the market development activities undertaken by our alliance partners and our direct sales efforts.

LIQUIDITY AND CAPITAL RESOURCES (IN MILLIONS):

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               ---------------------------
                         CASH FLOWS                                2005           2004
------------------------------------------------------------   ------------   ------------
Net cash provided by (used in) operating activities            $        7.0   $        2.7
Net cash provided by discontinued operations                   $          -   $        8.6
Net cash provided by (used in) investing activities            $      (13.3)  $      (19.3)
Net cash provided by (used in) financing activities            $        5.9   $       11.4

         Cash flows provided by operating activities improved over the 2004 period as a result of higher net income and slower growth in working capital. Historically, cash flows from operations have increased over the course of the fiscal year and we anticipate this pattern to continue for the remainder of 2005.

         Cash flows used in investing activities decreased primarily due to acquisitions completed in the first quarter of 2004. We acquired the shares of Lafayette Well Testing, Inc. on January 7, 2004, and Linteco Geotechnische Systeme GmbH on March 5, 2004. The aggregate purchase price for the two companies was approximately $13.2 million. Capital expenditures to-date in 2005 totaled $11.7 million compared with $7.5 million in the prior-year period. We anticipate capital expenditures to increase over the remainder of 2005 due to investments in capacity expansion and productivity projects. Our investments in Europe and Asia will focus on adding new production capacity to support growth in lining technologies and metalcasting businesses, respectively. Our estimate of 2005 capital expenditures is in the range of $24 million to $26 million.

         Cash flows provided by financing activities decreased due to debt funding for acquisitions completed in the 2004 first quarter. We used our revolving credit facility to finance the acquisitions. Additionally in 2004, we assumed approximately $4.1 million of funded debt as part of the consideration for the Linteco acquisition. Dividends paid to-date in 2005 increased to $5.3 million from $4.1 million in the prior-year period. We purchased 183,400 shares of our common stock on the open market during the first half of 2004 for a total value of $2.9 million, or an average price per share of $15.70; however, we have not purchased any shares on the open market in the first half of 2005. We have been authorized by our Board of Directors to purchase up to $10 million of our common stock on the open market over a two-year period ending May 15, 2006, if we believe such a use of our cash will enhance shareholder value. The entire $10 million remains available to repurchase common stock as of June 30, 2005.

                                            AS AT
                                 ---------------------------
                                   JUNE 30,     DECEMBER 31,
       FINANCIAL POSITION            2005           2004
------------------------------   ------------   ------------
Working capital                  $      152.3   $      129.4
Intangible assets                $       21.7   $       23.0
Total assets                     $      354.8   $      336.4

Long-term debt                   $       44.6   $       34.3
Other long-term obligations      $       19.0   $       18.5
Stockholder's equity             $      236.1   $      221.9

         Working capital at June 30, 2005 increased from December 31, 2004, primarily due to growth in inventories and accounts receivable. The growth in inventories was primarily due to higher stocks at our sites in China and Poland. Inventory values at June 30, 2005 also reflect the higher cost of raw materials and transportation costs. The current ratio was 3.8-to-1 and 3.1-to-1 at June 30, 2005, and December 31, 2004, respectively.

         Intangible assets primarily represent goodwill associated with acquisitions.

         Long-term debt increased to 16% of total capitalization at June 30, 2005, compared with 13% at December 31, 2004. The increase in debt levels was principally attributed to funding working capital. We have a $100 million revolving credit facility with a consortium of U.S. banks that matures on October 31, 2006. At June 30, 2005, we had approximately $60 million of borrowing capacity remaining from the credit facility. The credit facility stipulates that we must comply with a number of financial covenants. We are in compliance with those covenants at June 30, 2005.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the six months ended June 30, 2005. See disclosures as of December 31, 2004 in the Company's Annual Report on Form 10-K, as amended, Item 7A.

ITEM 4:  CONTROLS AND PROCEDURES

         An evaluation has been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below and the fact that the remedial efforts of the Company had not been completed as of June 30, 2005 as discussed below, our disclosure controls and procedures were not effective as of June 30, 2005 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported as and when required. Notwithstanding the foregoing, management believes that the financial statements included within this report fairly present in all material respects the financial position, results of operations, and cash flows of the Company, in conformity with generally accepted accounting principles in the United States, for the periods presented.

         The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include in their annual reports on Form 10-K an assessment by management of the effectiveness of the Company's internal controls over financial reporting. As described in the annual report on Form 10-K filed by the Company for the year ended December 31, 2004, as amended, management identified a material weakness in internal control over financial reporting relative to our accounting for income taxes as of December 31, 2004. In particular, our design of internal controls did not address the accounting considerations arising from the filing of tax returns or the timing of recording of changes in accounting estimates relating to income taxes of foreign subsidiaries. As a result of the foregoing, commencing in the fiscal quarter ended March 31, 2005 and continuing through the fiscal quarter ended June 30, 2005 we have been implementing changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         Specifically, these changes include restructuring the responsibility for accounting for income taxes, formalizing management's oversight relating to accounting for income taxes by developing procedures to monitor significant income tax events and the determination of appropriate accounting treatment for certain deduction and credit positions taken in filing income tax returns, both amended and original, and developing a program to provide increased training to improve our accounting for income taxes. Our Tax Manager is now fully responsible for the financial accounting for income taxes. In addition, the Controller and Chief Financial Officer receive quarterly updates on tax matters, including changes in tax positions that may have a material effect on the financial statements and matters affecting income tax returns. The Controller and Chief Financial Officer review these matters and document conclusions as to the accounting treatment. Additionally, we are enhancing controls over financial reporting of our foreign subsidiaries to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles and changes in accounting estimates are recorded in the appropriate reporting period. Last, the Chief Financial Officer has the responsibility to conduct an annual assessment of the accounting staff's knowledge of U.S. generally accepted accounting principles and provide additional training where necessary.

         Remedial efforts were initiated in the first quarter of 2005 and continued in the second quarter of 2005. The changes in our internal control over financial reporting require testing over successive quarters to prove their operating effectiveness, and, therefore, the effectiveness of the remediation. Thus, the implementation of enhanced control over financial reporting of our foreign subsidiaries to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles and changes in accounting estimates are recorded in the appropriate reporting period had not been completed as of June 30, 2005. Accordingly, management has determined that the material weakness in the Company's internal control over financial reporting relative to our accounting for income taxes as described in the annual report on Form 10-K filed by the Company for the year ended December 31, 2004, as amended, still existed as of June 30, 2005.

PART II - OTHER INFORMATION

ITEM 2(c) COMPANY REPURCHASES OF COMPANY STOCK

                                          TOTAL NUMBER OF                      MAXIMUM VALUE OF
                                         SHARES REPURCHASED      AVERAGE    SHARES THAT MAY YET BE
                                        AS PART OF THE STOCK   PRICE PAID   REPURCHASED UNDER THE
                                         REPURCHASE PROGRAM     PER SHARE           PROGRAM
                                        --------------------   ----------   ----------------------
January 1, 2005 - January 31, 2005                         -   $        -   $           10,000,000
February 1, 2005 - February 29, 2005                       -   $        -   $           10,000,000
March 1, 2005 - March 31, 2005                             -   $        -   $           10,000,000
April 1, 2005 - April 30, 2005                             -   $        -   $           10,000,000
May 1, 2005 - May 31, 2005                                 -   $        -   $           10,000,000
June 1, 2005 - June 30, 2005                               -   $        -   $           10,000,000
                                        --------------------
Total                                                      -   $        -
                                        ====================

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

                                        AMCOL INTERNATIONAL CORPORATION

Date: August 1, 2005                    /s/ Lawrence E. Washow
                                        ----------------------------------------
                                        Lawrence E. Washow
                                        President and Chief Executive Officer

Date: August 1, 2005                    /s/ Gary L. Castagna
                                        ----------------------------------------
                                        Gary L. Castagna
                                        Senior Vice President and
                                        Chief Financial Officer and
                                        Principal Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
--------
  31.1      Certification of Chief Executive Officer Pursuant to
            Rule 13a-14(a)/15d-14(a)
  31.2      Certification of Chief Financial Officer Pursuant to
            Rule 13a-14(a)/15d-14(a)
  32        Certification of Periodic Financial Report Pursuant to
            18 U.S.C. Section 1350