Form 10-Q
period 2005-09-30
AMCOL INTERNATIONAL CORP
filed 2005-11-04
CIK 813621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 14, 2005
      ------------------------------         -------------------------------
      (Common stock, $.01 par value)                29,768,362 Shares

================================================================================

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
Part I - Financial Information
------------------------------

         Item 1            Financial Statements
                           Condensed Consolidated Balance Sheets -
                           September 30, 2005 and December 31, 2004                                       3

                           Condensed Consolidated Statements of Operations -
                           three and nine months ended September 30, 2005 and 2004                        5

                           Condensed Consolidated Statements of Comprehensive Income -
                           three and nine months ended September 30, 2005 and 2004                        6

                           Condensed Consolidated Statements of Cash Flows -
                           nine months ended September 30, 2005 and 2004                                  7

                           Notes to Condensed Consolidated Financial Statements                           8

         Item 2            Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                           17

         Item 3            Quantitative and Qualitative Disclosures About Market Risk                    29

         Item 4            Controls and Procedures                                                       29

Part II - Other Information
---------------------------

         Item 2(c)         Company Repurchases of Company Stock                                          31

         Item 6            Exhibits and Reports on Form 8-K                                              31

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                              ASSETS                                    2005            2004
-----------------------------------------------------------------   -------------   -------------
                                                                     (unaudited)          *
Current assets:

    Cash                                                            $      15,143   $      17,594
    Accounts receivable, net                                              111,372          88,342
    Inventories                                                            73,157          63,882
    Prepaid expenses                                                        7,045           7,111
    Income taxes receivable                                                 1,983           9,126
    Current deferred tax assets                                             3,768           4,293
    Assets held for sale                                                      381             752
                                                                    -------------   -------------
       Total current assets                                               212,849         191,100
                                                                    -------------   -------------
Investment in and advances to joint ventures                               19,301          15,023
                                                                    -------------   -------------

Property, plant, equipment, and mineral rights and reserves:
    Land and mineral rights                                                12,248          12,019
    Depreciable assets                                                    249,089         247,280
                                                                    -------------   -------------
                                                                          261,337         259,299
    Less: accumulated depreciation                                        164,660         165,658
                                                                    -------------   -------------
                                                                           96,677          93,641
                                                                    -------------   -------------
Other assets:
    Goodwill                                                               19,446          19,225
    Intangible assets, net                                                  2,975           3,802
    Deferred tax assets                                                     4,942           6,444
    Other assets                                                            9,177           7,207
                                                                    -------------   -------------
                                                                           36,540          36,678
                                                                    -------------   -------------
                                                                    $     365,367   $     336,442
                                                                    =============   =============

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    SEPTEMBER 30,   DECEMBER 31,
              LIABILITIES AND STOCKHOLDERS' EQUITY                      2005            2004
-----------------------------------------------------------------   -------------   -------------
                                                                     (unaudited)          *
Current liabilities:
    Accounts payable                                                       26,225          25,474
    Accrued liabilities                                                    34,789          36,207
                                                                    -------------   -------------
       Total current liabilities                                           61,014          61,681
                                                                    -------------   -------------
Long-term debt                                                             41,015          34,295
                                                                    -------------   -------------
Minority interests in subsidiaries                                            135               5
Deferred compensation                                                       6,710           5,872
Other liabilities                                                          13,006          12,655
                                                                    -------------   -------------
                                                                           19,851          18,532
                                                                    -------------   -------------
Stockholders' equity:
    Common stock                                                              320             320
    Additional paid in capital                                             71,590          69,763
    Retained earnings                                                     178,725         154,366
    Accumulated other comprehensive income                                  9,517          14,905
                                                                    -------------   -------------
                                                                          260,152         239,354
Less:
    Treasury stock                                                         16,665          17,420
                                                                    -------------   -------------
                                                                          243,487         221,934
                                                                    -------------   -------------
                                                                    $     365,367   $     336,442
                                                                    =============   =============

*Condensed from audited financial statements.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                             NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       ----------------------------    ----------------------------
                                                                           2005            2004            2005            2004
                                                                       ------------    ------------    ------------    ------------
CONTINUING OPERATIONS

Net sales                                                              $    401,322    $    348,570    $    142,928    $    124,646
Cost of sales                                                               296,977         257,155         104,831          91,644
                                                                       ------------    ------------    ------------    ------------
  Gross profit                                                              104,345          91,415          38,097          33,002
General, selling and administrative expenses                                 66,690          62,713          22,138          22,696
                                                                       ------------    ------------    ------------    ------------
  Operating profit                                                           37,655          28,702          15,959          10,306
                                                                       ------------    ------------    ------------    ------------
Other income (expense):
  Interest expense, net                                                      (1,195)           (587)           (390)           (197)
  Other, net                                                                   (831)           (155)            160            (182)
                                                                       ------------    ------------    ------------    ------------
                                                                             (2,026)           (742)           (230)           (379)
                                                                       ------------    ------------    ------------    ------------
  Income before income taxes and equity
   in income of joint ventures                                               35,629          27,960          15,729           9,927
Income tax expense (benefit)                                                  9,659           3,473           5,202          (2,206)
                                                                       ------------    ------------    ------------    ------------
  Income before equity in income of
   joint ventures                                                            25,970          24,487          10,527          12,133
Income from joint ventures                                                    1,942             805             915             336
                                                                       ------------    ------------    ------------    ------------
  Income from continuing operations                                          27,912          25,292          11,442          12,469

DISCONTINUED OPERATIONS

Gain on 2000 disposal (including income tax benefits of $5,255 in
 2005)                                                                        4,755               -               -               -
                                                                       ------------    ------------    ------------    ------------
  Income from discontinued operations                                         4,755               -               -               -
                                                                       ------------    ------------    ------------    ------------
Net income                                                             $     32,667    $     25,292    $     11,442    $     12,469
                                                                       ============    ============    ============    ============

Weighted average common shares outstanding                               29,488,746      29,110,751      29,648,783      29,148,594
                                                                       ============    ============    ============    ============

Weighted average common and common equivalent shares outstanding         30,798,488      30,774,503      30,831,929      30,778,272
                                                                       ============    ============    ============    ============

Basic earnings per share:
  Continuing operations                                                $       0.95    $       0.87    $       0.39    $       0.43
                                                                       ------------    ------------    ------------    ------------
  Discontinued operations:
    Gain on disposal                                                           0.16               -               -               -
                                                                       ------------    ------------    ------------    ------------
                                                                               0.16               -               -               -
                                                                       ------------    ------------    ------------    ------------
  Net income                                                           $       1.11    $       0.87    $       0.39    $       0.43
                                                                       ============    ============    ============    ============

Diluted earnings per share:
  Continuing operations                                                $       0.91    $       0.82    $       0.37    $       0.41
                                                                       ------------    ------------    ------------    ------------
  Discontinued operations:
    Gain on disposal                                                           0.15               -               -               -
                                                                       ------------    ------------    ------------    ------------
                                                                               0.15               -               -               -
                                                                       ------------    ------------    ------------    ------------
  Net income                                                           $       1.06    $       0.82    $       0.37    $       0.41
                                                                       ============    ============    ============    ============

Dividends declared per share                                           $       0.28    $       0.23    $       0.10    $       0.09
                                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                             NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ----------------------------    ----------------------------
                                                                           2005            2004            2005            2004
                                                                       ------------    ------------    ------------    ------------
Net income                                                             $     32,667    $     25,292    $     11,442    $     12,469
Income (loss) recognized relating to:
  Minimum pension liability                                                     169            (410)              -               -
  Foreign currency translation                                               (5,557)            832            (237)          1,035
                                                                       ------------    ------------    ------------    ------------
Total other comprehensive income                                       $     27,279    $     25,714    $     11,205    $     13,504
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              ------------------------
                                                                                 2005          2004
                                                                              ----------    ----------
Cash flow from operating activities:
  Income from continuing operations                                           $   27,912    $   25,292

  Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
    Depreciation, depletion, and amortization                                     14,629        15,049
    Changes in assets and liabilities, net of effects of acquisitions:
      Increase in current assets                                                 (25,223)      (37,050)
      Increase in noncurrent assets                                                 (688)       (2,085)
      Increase (decrease) in current liabilities                                     210         9,344
      Increase (decrease) in noncurrent liabilities                                1,358         1,737
      Other                                                                         (751)          914
                                                                              ----------    ----------
        Net cash provided by (used in) operating activities                       17,447        13,201
                                                                              ----------    ----------

Net cash provided by discontinued operations                                       7,300         8,625
                                                                              ----------    ----------

Cash flow from investing activities:

  Acquisition of land, mineral rights, and depreciable assets                    (19,988)      (12,077)
  Acquisitions, net of cash                                                       (1,997)      (13,335)
  Other                                                                              582           316
                                                                              ----------    ----------
        Net cash provided by (used in) investing activities                      (21,403)      (25,096)
                                                                              ----------    ----------
Cash flow from financing activities:
    Net change in outstanding debt                                                 6,151        16,024
    Proceeds from sales of treasury stock                                          1,247         1,222
    Purchases of treasury stock                                                   (1,946)       (2,879)
    Dividends paid                                                                (8,308)       (6,731)
                                                                              ----------    ----------
       Net cash provided by (used in) financing activities                        (2,856)        7,636
                                                                              ----------    ----------
Effect of foreign currency rate changes on cash                                   (2,939)            5
                                                                              ----------    ----------
Net increase (decrease) in cash and cash equivalents                              (2,451)        4,371
                                                                              ----------    ----------
Cash and cash equivalents at beginning of period                                  17,594        13,525
                                                                              ----------    ----------
Cash and cash equivalents at end of period                                    $   15,143    $   17,896
                                                                              ==========    ==========
Supplemental disclosures of cash flow information:
Cash paid (received) for:
    Interest, net                                                             $    1,209    $      355
                                                                              ==========    ==========
    Income taxes, net                                                         $   (3,831)   $   (2,593)
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

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

        AMCOL International Corporation (the Company) operates in two principal segments: minerals and environmental. The Company also operates a transportation business which includes delivery of its own products. Intersegment revenues are eliminated in the corporate segment. For the interim periods ended September 30, 2005 and 2004, the composition of the Company's revenues by segment is as follows:

                                                                        NINE MONTHS ENDED       THREE MONTHS ENDED
                                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                                       --------------------    --------------------
                                                                         2005        2004        2005        2004
                                                                       --------    --------    --------    --------
Revenue generating segment:
    Minerals                                                                 55%         57%         52%         54%
    Environmental                                                            39%         38%         43%         41%
    Transportation                                                            9%          9%          9%          9%
    Corporate - elimination of intersegment revenues                         -3%         -4%         -4%         -4%
                                                                       --------    --------    --------    --------
    Total                                                                   100%        100%        100%        100%
                                                                       ========    ========    ========    ========

        Further descriptions of the Company's products, its principal markets and the relative significance of its operations are included in Note 5, "Business Segment Information."

BASIS OF PRESENTATION

        The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2004, is unaudited. The condensed consolidated balance sheet as of December 31, 2004 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 30, 2005 and 2004, and the financial position of the Company as of September 30, 2005, and all such adjustments are of a normal recurring nature. Management recommends that the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-K, as amended.

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

RECLASSIFICATIONS

        Certain items in the condensed consolidated financial statements contained herein and these notes have been reclassified to conform with the consolidated financial statement presentation followed by the Company when it prepared the consolidated financial statements included in its annual report on Form 10-K, as amended, for the year ended December 31, 2004; these reclassifications relate to commissions earned by independent sales representatives and amortization of certain intangible assets.

        In addition, beginning in the quarter ended March 31, 2005 and for all periods thereafter, the Company began reporting certain expenses related to product liability, warranty and royalty expenses in general, selling, and administrative expenses rather than as deductions within net sales. For the 2004 periods reported herein, these deductions have been reclassified to conform to the current year financial statement presentation. This change in financial statement presentation did not impact reported net income or earnings per share.

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

        As discussed in the Company's 2004 Annual Report on Form 10-K, as amended, the FASB amended FAS 123 ("SFAS 123(R)") in December 2004, and the guidance contained therein was to become effective for the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed mandatory compliance with this standard starting with the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. Since the Company's next fiscal year will begin January 1, 2006, the Company intends to adopt SFAS 123 (R) in the first quarter of 2006, and such adoption is not anticipated to have a material effect on the Company's financial statements.

        In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005; adoption of this EITF 05-6 in the third quarter of 2005 did not have a material impact on the Company's consolidated financial statements.

NOTE 2:     INVENTORIES

         Inventories at September 30, 2005 have been valued using the same methods as at December 31, 2004. The composition of inventories at September 30, 2005 and December 31, 2004 was as follows:

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2005            2004
                                                               -------------   -------------
Advance mining                                                 $       3,516   $       2,277
Crude stockpile inventories                                           23,438          25,159
In-process inventories                                                23,720          18,123
Other raw material, container, and supplies inventories               22,483          18,323
                                                               -------------   -------------
                                                               $      73,157   $      63,882
                                                               =============   =============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

NOTE 3:     LAND RECLAMATION

        The Company mines various minerals using a surface mining process that requires the removal of overburden. Under various governmental regulations, the Company is obligated to restore the land comprising each mining site to its original condition at the completion of mining activity. The obligation is adjusted to reflect the passage of time and changes in estimated future cash outflows. A reconciliation of the current quarterly and year-to-date activity within the Company's reclamation obligation for the period ended September 30, 2005 is as follows:

                                                               NINE MONTHS ENDED   THREE MONTHS ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                      2005                2005
                                                               ------------------  --------------------
Balance at beginning of period                                 $            4,850    $            4,835
Settlement of obligations                                                    (917)                 (132)
Liabilities incurred and accretion expense                                    926                   156
                                                               ------------------  --------------------
Balance at end of period                                       $            4,859    $            4,859
                                                               ==================  ====================

NOTE 4:     EARNINGS PER SHARE

        Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share was computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period.

                                                                    NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                               ---------------------------   ---------------------------
                                                                   2005           2004           2005           2004
                                                               ------------   ------------   ------------   ------------

Weighted average of common shares outstanding                    29,488,746     29,110,751     29,648,783     29,148,594
Dilutive impact of stock options                                  1,309,742      1,663,752      1,183,146      1,629,678
                                                               ------------   ------------   ------------   ------------
Weighted average of common and common equivalent
  shares for the period                                          30,798,488     30,774,503     30,831,929     30,778,272
                                                               ============   ============   ============   ============
Common shares outstanding                                        29,746,037     29,203,355     29,746,037     29,203,355
                                                               ============   ============   ============   ============

Weighted average anti-dilutive shares excluded from the
  computation of diluted earnings per share                         235,120              -        293,900              -
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

        The Company identifies segments based on management responsibility and the nature of the business activities of each component of the Company. Intersegment sales are insignificant, other than intersegment shipping, which is disclosed in the next table. The Company measures segment performance based on operating profit. Operating profit is defined as sales less cost of sales and general, selling and administrative expenses related to a segment's operations. The costs deducted to arrive at operating profit do not include interest or income taxes.

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

        The following summaries set forth certain financial information by business segment for the nine and three months ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004.

                                                                    NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ---------------------------   ---------------------------
                                                                   2005           2004           2005           2004
                                                               ------------   ------------   ------------   ------------
Business Segment:
  Revenues:
    Minerals                                                   $    222,643   $    198,501   $     74,318   $     67,454
    Environmental                                                   157,215        131,410         61,077         50,539
    Transportation                                                   36,804         30,369         13,224         10,979
    Intersegment shipping                                           (15,340)       (11,710)        (5,691)        (4,326)
                                                               ------------   ------------   ------------   ------------
      Total                                                    $    401,322   $    348,570   $    142,928   $    124,646
                                                               ============   ============   ============   ============

  Operating profit (loss):
    Minerals                                                   $     28,259   $     23,860   $      9,799   $      8,172
    Environmental                                                    22,762         16,022         10,118          6,767
    Transportation                                                    2,044          1,360            751            523
    Corporate                                                       (15,410)       (12,540)        (4,709)        (5,156)
                                                               ------------   ------------   ------------   ------------
      Total                                                    $     37,655   $     28,702   $     15,959   $     10,306
                                                               ============   ============   ============   ============

                                                                 SEPT. 30,      DEC. 31,
                                                                   2005           2004
                                                               ------------   ------------
Assets:
  Minerals                                                     $    186,033   $    172,972
  Environmental                                                     149,000        128,154
  Transportation                                                      1,592          3,122
  Corporate                                                          28,742         32,194
                                                               ------------   ------------
    Total                                                      $    365,367   $    336,442
                                                               ============   ============

Goodwill:
  Minerals                                                     $      5,583   $      5,773
  Environmental                                                      13,863         13,452
                                                               ------------   ------------
    Total                                                      $     19,446   $     19,225
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

        Results for prior years have not been adjusted to reflect the use of the fair value based method of accounting for employee awards. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                   2005            2004           2005            2004
                                                               ------------    ------------    ------------    ------------
Net income, as reported                                        $     32,667    $     25,292    $     11,442    $     12,469
Add: Stock-based employee compensation expense included in
  reported net income, net of related tax effects                     1,102             936             367             299
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                         (1,209)         (1,161)           (403)           (374)
                                                               ------------    ------------    ------------    ------------
Pro forma net income                                           $     32,560    $     25,067    $     11,406    $     12,394
                                                               ============    ============    ============    ============

Earnings per share:

Basic - as reported                                            $       1.11    $       0.87    $       0.39    $       0.43
Basic - pro forma                                              $       1.10    $       0.86    $       0.38    $       0.43

Diluted - as reported                                          $       1.06    $       0.82    $       0.37    $       0.41
Diluted - pro forma                                            $       1.06    $       0.81    $       0.37    $       0.40

NOTE 7:     COMPONENTS OF PENSION AND OTHER RETIREMENT BENEFIT COST

                                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                               ----------------------------    ----------------------------
                                                                   2005            2004            2005             2004
                                                               ------------    ------------    ------------    ------------
Service cost                                                   $      1,387    $      1,086    $        462    $        362
Interest cost                                                         1,480           1,371             493             457
Expected return on plan assets                                       (1,704)         (1,452)           (568)           (484)
Amortization of transition (asset) / obligation                         (65)           (102)            (22)            (34)
Amortization of prior service cost                                       23              21               8               7
Amortization of net (gain) loss                                           -               -               -               -
                                                               ------------    ------------    ------------    ------------
Net periodic benefit cost                                      $      1,121    $        924    $        373    $        308
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

        The Company is in the process of evaluating whether it will repatriate foreign earnings under the Act. The range of amounts that are reasonably under consideration for repatriation are from $0 to $30,700. The Company will evaluate the merits of repatriating foreign earnings in 2005 and report the tax impact, if any, of an envisioned repatriation upon the finalization of a repatriation plan. The Company has not recognized any income tax effect relating to the Act as we are currently not in a position to reasonably estimate the tax impact of any repatriation.

        In the nine month period ending September 30, 2005, the Company increased its provision for taxes owed by $727 largely due to the net effect of changes in estimates related to domestic and UK tax returns and the establishment of valuation allowances against certain deferred tax assets.

NOTE 9:     ACQUISITIONS

        As of December 31, 2004, the Company provided for $1,632 of payments to be made to former owners of acquired businesses because the operating performance of the acquired businesses met profit targets included in earn-out provisions of the related purchase agreements. Those amounts were paid in the first quarter of 2005.

        In August 2005, the Company acquired all of the membership interests of an individually insignificant acquisition within the Environmental segment. Net cash paid and notes payable assumed were $934, and goodwill was $591. This acquisition did not materially affect the Company's operating results or financial position in the periods presented. The allocation of this purchase price has not been finalized as management is determining the fair values of the assets and liabilities assumed. The acquisition does contain contingent consideration based on future performance of the acquired entity which, if the consideration is recognized, may result in additional goodwill or compensation expense.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

NOTE 10:    DISCONTINUED OPERATIONS

        In 2004, the Company filed an amended tax return seeking a refund of state taxes paid on the sale of the Company's absorbent polymers segment that occurred in 2000. No amounts for this refund were reflected in the Company's financial statements prior to the quarter ended March 31, 2005. In June 2005, the Company successfully settled its claim with the state for $7,800 and recorded a net income tax receivable of $5,255, accrued professional fees of $500 and a gain on the sale of discontinued operations of $4,755. The Company received payment from the state in July 2005.

NOTE 11:    GAIN ON ASSETS HELD FOR SALE

        In April 2005, the Company's environmental segment sold one of its manufacturing facilities for $808 of cash proceeds, resulting in a pre-tax gain of $627 on the sale of assets that was recorded within general, selling and administrative expenses in the nine months ended September 30, 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

ANALYSIS OF RESULTS OF OPERATIONS
---------------------------------

        Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements. In addition, as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1, the Company has reclassified certain financial data as of and for the three and nine month periods ended September 30, 2005. The following discussion and analysis of results of operations and financial condition are based upon such reclassified financial data.

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. SEPTEMBER 30, 2004:

RESULTS OF OPERATIONS (in millions):

NET SALES:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $    142.9   $    124.6           15%


         Net sales from base businesses (those operations owned for greater than one year) accounted for approximately 93% of the growth, or 13.7 percentage points, over the prior year period, while favorable foreign currency and acquisitions accounted for the remainder of the increase. On an operating segment basis, minerals accounted for approximately 38% of the increase in net sales while environmental contributed approximately 58% of the growth. Including the elimination of intersegment shipping revenues, our transportation segment accounted for approximately 4% of the sales growth over the third quarter of 2004.

GROSS PROFIT:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $     38.1   $     33.0           15%
                Margin                 26.7%        26.5%         N/A

        Gross profit improved in the third quarter of 2005 in conjunction with the increase in net sales. Gross margin increased by 20 basis points due to improved profitability from the environmental segment.

GENERAL, SELLING & ADMINISTRATION EXPENSES:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $     22.1   $     22.7           (2)%

        In the 2004 quarter, we recorded approximately $1.2 million of tax consulting fees in connection with the filing of amended federal income tax returns which are claiming refunds for increased deductions and credits for the 1999 through 2002 tax years. Further background on this matter is described in
Note 2 to the Consolidated Financial Statements of the Company's 2004 Form 10-K, as amended.

        After excluding the effect of the tax consulting fees, G,S & A would have increased by approximately $0.6 million, or 3%. The primary expense accounting for the increase was Sarbanes-Oxley compliance-related costs and audit fees. Research and development expenses were approximately $1.5 million in the third quarter of 2005 compared with $1.4 million in last year's period.

OPERATING PROFIT:

                                    2005        2004        % Change
                                 ----------   ----------   ----------
                                 $     16.0   $     10.3           55%
                Margin                 11.2%         8.3%         N/A

        Operating profit growth was generated largely from improved profitability in our environmental segment. Prior-period operating profit was depressed by the charge for tax consulting fees described above. Excluding the effect of those fees, operating profit would have been $11.5 million for the 2004 reporting period and operating profit growth would have been 39%. Foreign exchange and acquisitions had an immaterial impact on operating profit growth. After eliminating the tax consulting fees in 2004, operating margin in the 2004 period would have been 9.2%.

INTEREST EXPENSE, NET:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $      0.4   $      0.2           98%

         Interest expense in the third quarter increased due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to higher working capital funding in the third quarter of this year.

OTHER INCOME (expense), NET

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $      0.2   $     (0.2)         N/A

        The current quarter was favorably impacted by approximately $0.2 million due to the recognition of foreign exchange gains. Our foreign subsidiaries recorded a reduction in their U.S. dollar-based intercompany debts with a corresponding benefit to Other income upon revaluation of those debts.

INCOME TAX EXPENSE (benefit):

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $      5.2   $     (2.2)         N/A
        Effective tax rate             33.1%         N/A          N/A

        As described in Note 2 to Consolidated Financial Statements of the Company's 2004 Form 10-K, as amended, we reported an income tax benefit in the 2004 period due to the filing of amended federal income tax returns and recording adjustments to deferred income tax assets and income taxes payable at a U.K. subsidiary. After factoring out the $5.5 million benefit recorded to income tax expense associated with these events, our effective income tax rate would have been 30%.

        In the third quarter of 2005, the Company increased its provision for taxes owed by $1.6 million largely due to the net effect of changes in estimates related to the 2004 domestic and UK tax returns and the establishment of valuation allowances against certain deferred tax assets. After excluding the effect of these items, the effective rate would have been approximately 23.1%. Businesses with lower statutory income tax rates represented a greater proportion of pre-tax earnings in the current year period compared with the third quarter of 2004. Additionally, the tax rate in the current year period benefited from a higher estimated depletion deduction.

INCOME FROM JOINT VENTURES AND MINORITY INTERESTS:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $      0.9   $      0.3          172%

        The increase in the current year period was largely due to higher profit earned by investments we own in businesses based in India. One business has substantial bauxite and bentonite operations. Bauxite is used to produce alumina, which is then used to produce aluminum. The bauxite business had a particularly strong quarter of earnings in the current year period. Additionally, the current year period included income earned by a Japanese joint venture in which we increased our ownership in August 2004 to 50% from 19%. The current year period reflects accounting for the income from that venture under the equity method.

INCOME FROM CONTINUING OPERATIONS

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $     11.4    $     12.5          (8)%
                Margin                  8.0%         10.0%        N/A

        The tax benefit adjustments described earlier, less the net effect of the tax consulting fees associated with the filing of amended income tax returns, accounted for $4.3 million of income from continuing operations in the 2004 period. Thus, income from continuing operations would have increased by approximately 39% over the 2004 period. Net margin would have been 6.6% for the 2004 period after factoring out the tax benefit adjustments. The resulting improvement in income from continuing operations and the margin was commensurate with operating profit growth.

DILUTED EARNINGS PER SHARE:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $     0.37   $     0.41          (10)%

        The net effect of the tax benefit adjustments and tax consulting fees accounted for $0.13 per diluted share in the 2004 period. Diluted earnings per share increased by approximately 32%, after factoring out the income tax related benefit in 2004 period. Base business operating profit growth accounted for the increase in earnings. Weighted average common and common equivalent shares outstanding increased by less than 1% over the 2004 quarter.

        SEGMENT ANALYSIS:
        -----------------

        Following is a review of operating results for each of our four reporting segments:

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------------------------------------------
          MINERALS                        2005                        2004                    2005 VS. 2004
------------------------------   -----------------------    -----------------------    ------------------------
                                                             (Dollars in Thousands)
Net sales                        $   74,318        100.0%   $   67,454        100.0%   $    6,864          10.2%
Cost of sales                        59,275         79.8%       53,207         78.9%
                                 ----------   ----------    ----------   ----------
  Gross profit                       15,043         20.2%       14,247         21.1%          796           5.6%

General, selling and
 administrative expenses              5,244          7.1%        6,075          9.0%         (831)        -13.7%
                                 ----------   ----------    ----------   ----------    ----------
  Operating profit                    9,799         13.1%        8,172         12.1%        1,627          19.9%

        Base businesses accounted for all of the growth over the prior-year period. Net sales for the quarter improved primarily from growth in metalcasting and pet products business revenues. A majority of metalcasting revenue growth was due to higher prices passed on to domestic customers to cover rising energy related and raw material costs. Metalcasting revenue was also positively impacted by strong volume growth in the Asia/Pacific markets. Pet products revenue growth was split between higher prices and volume growth. Specialty minerals revenue declined over the prior year period due to lower detergent additives volume in Europe.

        Gross profit improved in conjunction with sales, however, the margin declined by 90 basis points. Rising energy related and raw material costs impacted margins in domestic businesses. Margins improved in Asia/Pacific metalcasting business commensurate with volume growth and lower transportation related costs in China as compared with the 2004 period.

        G, S & A expenses declined mainly due to approximately $0.9 million recorded in the 2004 period related to bad debt reserves for certain domestic metalcasting accounts receivable. Additionally, the current period benefited from approximately $0.3 million of gains on disposal of certain assets.

        Operating profit and margin improved commensurate with the gross profit growth and lower G, S&A spending.

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------------------------------------------------------
      ENVIRONMENTAL                  2005                        2004                  2005 VS. 2004
------------------------   ------------------------    ------------------------    -----------------------
                                                        (Dollars in Thousands)

Net sales                  $   61,077         100.0%   $   50,539         100.0%   $   10,538         20.9%
Cost of sales                  39,604          64.8%       32,998          65.3%
                           ----------    ----------    ----------    ----------
  Gross profit                 21,473          35.2%       17,541          34.7%        3,932         22.4%
General, selling and
  administrative expenses      11,355          18.6%       10,774          21.3%          581          5.4%
                           ----------    ----------    ----------    ----------    ----------
  Operating profit             10,118          16.6%        6,767          13.4%        3,351         49.5%

        Base businesses accounted for approximately 89% of the growth over the prior-year period, while favorable foreign currency and acquisitions represented the remainder. All three businesses (Lining Technologies, Building Materials and Water Treatment) reported volume growth over the prior-year period. Water treatment revenues contributed the largest growth as the oilfield service business was particularly strong in the U.S. The business also started an operation in Nigeria that contributed to growth. Lining technologies growth was primarily generated in the U.S. Building materials revenues grew fastest in Europe over the prior-year period. Asia/Pacific revenues for the building materials business also contributed to the growth.

        Gross profit improved in conjunction with sales. Gross margin was favorably impacted by the strong growth in the water treatment business. Also contributing to the margin improvement were higher volumes in China.

        G, S & A grew modestly over the 2004 period as employee headcount levels were fairly static.

        Operating profit and margin improved with the gross profit increase and modest G, S, & A spending growth.

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------------------------------------------------------
     TRANSPORTATION                  2005                        2004                  2005 VS. 2004
------------------------   ------------------------    ------------------------    -----------------------
                                                        (Dollars in Thousands)

Net sales                  $   13,224         100.0%   $   10,979         100.0%   $    2,245         20.4%
Cost of sales                  11,643          88.0%        9,765          88.9%
                           ----------    ----------    ----------    ----------
  Gross profit                  1,581          12.0%        1,214          11.1%          367         30.2%
General, selling and
  administrative expenses         830           6.3%          691           6.3%          139         20.1%
                           ----------    ----------    ----------    ----------    ----------
Operating profit                  751           5.7%          523           4.8%          228         43.6%

        Higher traffic and pricing led to the increase in revenues over the prior-year period. Gross profit and margins were positively impacted by the improvement in revenues. G, S & A spending rose modestly due to higher compensation costs.

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------
        CORPORATE                           2005          2004            2005 VS. 2004
-----------------------------            ----------    ----------    ------------------------
                                                        (Dollars in Thousands)
Intersegment shipping sales              $   (5,691)   $   (4,326)
Intersegment shipping costs                  (5,691)       (4,326)
                                         ----------    ----------
  Gross profit                                    -             -
Corporate general, selling
  and administrative expenses                 3,786         4,240          (454)        -10.7%
Nanocomposite business
  development expenses                          923           916             7           0.8%
                                         ----------    ----------    ----------
Operating loss                               (4,709)       (5,156)          447          -8.7%

        The decline in G, S & A spending was attributed to the $1.2 million accrual in the 2004 period related to professional fees associated with the filing of amended income tax returns. After factoring out those fees, G, S & A would have increased over the prior-year quarter by approximately $0.7 million. Higher consulting and professional fees related to Sarbanes-Oxley compliance and audit fees accounted for the increase.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. SEPTEMBER 30, 2004:

RESULTS OF OPERATIONS (in millions):

NET SALES:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $    401.3   $    348.6           15%

         Net sales from base businesses (those operations owned for greater than one year) accounted for approximately 92% of the growth, or 14.0 percentage points, over the prior year period, while favorable foreign currency and acquisitions accounted for the remainder of the increase. On an operating segment basis, minerals accounted for approximately 46% of the increase in net sales while environmental contributed approximately 49% of the growth. Including the elimination of intersegment shipping revenues, our transportation segment accounted for approximately 5% of the sales growth over the 2004 period.

GROSS PROFIT:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $    104.3   $     91.4           14%
                Margin                 26.0%        26.2%         N/A

        Gross profit improved over the 2004 nine-month period in conjunction with the increase in net sales. In the second quarter of 2005, our minerals segment recognized a $1.9 million non-recurring benefit to cost of sales for abatement of mining-related taxes owed to the State of Montana. Gross margin declined due to higher energy-related and raw material costs in the minerals segment and higher relative sales of less profitable products in the environmental segment.

GENERAL, SELLING & ADMINISTRATION EXPENSES:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $     66.7   $     62.7            6%

        In the 2004 period, we recorded approximately $1.2 million of tax consulting fees in connection with the filing of amended federal income tax returns which are claiming refunds for increased deductions and credits for the 1999 through 2002 tax years. Further background on this matter is described in
Note 2 to Consolidated Financial Statements of our 2004 Form 10-K, as amended.

        After excluding the effect of the tax consulting fees, G, S & A would have increased by approximately 8%. The primary expense accounting for the increase was Sarbanes-Oxley compliance-related costs and audit fees. Research and development expenses were approximately $4.8 million in the 2005 period compared with $4.2 million in last year's period.

OPERATING PROFIT:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $     37.7   $     28.7           31%
                Margin                  9.4%         8.2%         N/A

         Operating profit improved with the increase in gross profit and net sales. Operating profit growth was also positively impacted by the non-recurring items impacting cost of sales and G, S & A mentioned above. After factoring out those two items, operating profit growth would have been approximately 20% over the 2004 period.

INTEREST EXPENSE, NET:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $      1.2   $      0.6          104%

        Interest expense in the current year period increased due to higher average long-term debt compared with the prior year period. The increase in long-term debt was attributed to working capital funding over the course of the year.

OTHER INCOME (expense), NET:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $     (0.8)  $     (0.2)         400%

         Results for the first half of 2005 were negatively impacted by approximately $0.8 million due to the recognition of foreign exchange losses. Our foreign subsidiaries recorded an increase in their U.S. dollar-based intercompany debts with a corresponding charge to Other expense upon revaluation of those debts.

INCOME TAXES:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $      9.7   $      3.5          178%
        Effective tax rate             27.1%        12.4%         N/A

        As described in Note 2 to the Consolidated Financial Statements on our 2004 Form 10-K, as amended, we reported an income tax benefit in the 2004 period due to the filing of amended federal income tax returns and recording adjustments to deferred income tax assets and income taxes payable at a U.K. subsidiary. After factoring out the $5.5 million benefit recorded to income tax expense associated with these events, our effective income tax rate would have been 31%.

        In the nine month period ending September 30, 2005, the Company increased its provision for taxes owed by $727 largely due to the net effect of changes in estimates related to the 2004 domestic and UK tax returns and the establishment of valuation allowances against certain deferred tax assets. Businesses with lower statutory income tax rates represented a greater proportion of pre-tax earnings in the current year period compared with the 2004 nine-month period. Additionally, the tax rate in the current year period benefited from a higher estimated depletion deduction.

INCOME FROM JOINT VENTURES AND MINORITY INTERESTS:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $      1.9   $      0.8          141%

        The increase in the current year period was largely due to higher profit earned by investments we own in businesses based in India. One business has substantial bauxite and bentonite operations. Bauxite is used to produce alumina, which is then used to produce aluminum. The bauxite business had particularly strong earnings in the current year period. Additionally, the current year period included income earned by a Japanese joint venture in which we increased our ownership in August 2004 to 50% from 19%. The current year period reflects accounting for the income from that venture under the equity method.

INCOME FROM CONTINUING OPERATIONS

                                    2005         2004       % Change
                                 ----------   ----------   ----------
                                 $     27.9   $     25.3           10%
                 Margin                 7.0%         7.3%         N/A

        The tax benefit adjustments described above, less the net effect of the tax consulting fees associated with the filing of amended income tax returns, accounted for $4.3 million of income from continuing operations in the 2004 period. Excluding this amount, income from continuing operations would have increased by approximately 33% over the 2004 period, and net margin would have been 6.0% for the 2004 period. The resulting improvement in income from continuing operations and the margin was commensurate with operating profit growth.

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

DILUTED EARNINGS PER SHARE:

                                    2005         2004       % Change
                                 ----------   ----------   ----------
Income from
  Continuing operations          $     0.91   $     0.82           11%
Discontinued operations                0.15         0.00          N/A
Net income                       $     1.06   $     0.82           29%

        After factoring out the income tax benefit recorded in the third-quarter of 2004, earnings would have been $0.68 per diluted share for that nine-month period. Growth in base-business operating profit was the primary contributor to the increase over 2004. Weighted average common and common equivalent shares outstanding changed by less than 1% over the 2004 period.

        SEGMENT ANALYSIS:
        ----------------

        Following is a review of operating results for each of our four reporting segments:

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------------------------------------------------------
       MINERALS                      2005                        2004                  2005 VS. 2004
------------------------   ------------------------    ------------------------    -----------------------
                                                        (Dollars in Thousands)
Net sales                  $  222,643         100.0%   $  198,501         100.0%   $   24,142         12.2%
Cost of sales                 177,343          79.7%      157,589          79.4%
                           ----------    ----------    ----------    ----------
  Gross profit                 45,300          20.3%       40,912          20.6%        4,388         10.7%
General, selling and
  administrative expenses      17,041           7.7%       17,052           8.6%          (11)        -0.1%
                           ----------    ----------    ----------    ----------    ----------
  Operating profit             28,259          12.6%       23,860          12.0%        4,399         18.4%

        Base businesses accounted for all of the growth over the prior-year period. Net sales for the quarter improved primarily from growth in metalcasting and pet products business revenues. A majority of metalcasting revenue growth was due to higher prices passed on to domestic customers to cover rising energy-related and raw material costs. Metalcasting revenue was also positively impacted by strong volume growth in the Asia/Pacific markets. Pet products revenue growth was split between higher prices and volume growth. Specialty minerals revenue declined over the prior-year period due to lower detergent additives volume in Europe.

        Gross profit improved in conjunction with sales, however, the margin declined by 30 basis points. In the second quarter of 2005, we recorded a $1.9 million benefit to cost of sales related to a mining related tax abatement in the State of Montana. After factoring out that benefit, gross profit would have grown by approximately 6% over 2004. Rising energy related and raw material costs impacted margins in domestic businesses. Margins improved in Asia/Pacific metalcasting business commensurate with volume growth and lower transportation related costs in China as compared with the 2004 period.

        G, S & A expenses declined mainly due to approximately $0.9 million recorded in the 2004 period related to bad debt reserves for certain domestic metalcasting accounts receivable. Additionally, the current period benefited from approximately $0.6 million of gains on disposal of certain assets.

        Operating profit and margin improved commensurate with the gross profit growth and lower G, S&A spending.

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------------------------------------------------------
     ENVIRONMENTAL                   2005                        2004                  2005 VS. 2004
------------------------   ------------------------    ------------------------    -----------------------
                                                        (Dollars in Thousands)
Net sales                  $  157,215         100.0%   $  131,410         100.0%   $   25,805         19.6%
Cost of sales                 102,633          65.3%       84,270          64.1%
                           ----------    ----------    ----------    ----------
  Gross profit                 54,582          34.7%       47,140          35.9%        7,442         15.8%
General, selling and
  administrative expenses      31,820          20.2%       31,118          23.7%          702          2.3%
                           ----------    ----------    ----------    ----------    ----------
  Operating profit             22,762          14.5%       16,022          12.2%        6,740         42.1%

        Base businesses accounted for approximately 89% of the growth over the prior-year period, while favorable foreign currency and acquisitions represented the remainder. All three businesses (Lining Technologies, Building Materials and Water Treatment) reported volume growth over the prior-year period. Water treatment revenues contributed the largest growth as the oilfield service business was particularly strong in the U.S. Lining technologies growth was primarily generated in the U.S. Building materials revenues grew fastest in Europe over the prior-year period. Asia/Pacific revenues for the building materials business also contributed to the growth.

        Gross profit improved in conjunction with sales. Gross margin was favorably impacted by the strong growth in the water treatment business. Also, contributing to the margin improvement were higher volumes in China.

        G, S & A grew modestly over the 2004 period as employee headcount levels were fairly static.

        Operating profit and margin improved with the gross profit increase and modest G, S, & A spending growth.

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------------------------------------------------------
     TRANSPORTATION                  2005                        2004                  2005 VS. 2004
------------------------   ------------------------    ------------------------    -----------------------
                                                        (Dollars in Thousands)
Net sales                  $   36,804         100.0%   $   30,369         100.0%   $    6,435         21.2%
Cost of sales                  32,341          87.9%       27,006          88.9%
                           ----------    ----------    ----------    ----------
  Gross profit                  4,463          12.1%        3,363          11.1%        1,100         32.7%
General, selling and
  administrative expenses       2,419           6.6%        2,003           6.6%          416         20.8%
                           ----------    ----------    ----------    ----------    ----------
Operating profit                2,044           5.5%        1,360           4.5%          684         50.3%

        Higher traffic and pricing lead to the increase in revenues over the prior-year period. Gross profit and margins were positively impacted by the improvement in revenues. G, S & A spending rose modestly due to higher compensation costs.

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------
        CORPORATE                           2005          2004            2005 VS. 2004
-----------------------------            ----------    ----------    ------------------------
                                                        (Dollars in Thousands)
Intersegment shipping sales              $  (15,340)   $  (11,710)
Intersegment shipping costs                 (15,340)      (11,710)
                                         ----------    ----------
  Gross profit                                    -             -
Corporate general, selling
  and administrative expenses                12,819         9,818         3,001          30.6%
Nanocomposite business
  development expenses                        2,591         2,722          (131)         -4.8%
                                         ----------    ----------    ----------
Operating loss                              (15,410)      (12,540)       (2,870)         22.9%

        Included in the corporate expenses in the 2004 period were $1.2 million of professional fees associated with filing of amended income tax returns that were previously described in this report. After factoring out the effect of those fees, corporate expenses would have increased by $4.2 million over the 2004 period, or approximately 49%. Greater professional service fees related to Sarbanes-Oxley compliance and audit fees were the primary components of the increase in corporate expenses. We also incurred higher corporate development costs in the current year period.

        Nanocomposite development costs declined in the current-year period due to lower selling and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES (in millions):
----------------------------------------------

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                     CASH FLOWS                           2005          2004
---------------------------------------------------    ----------    ----------
Net cash provided by (used in) operating activities    $     17.4    $     13.2
Net cash provided by discontinued operations           $      7.3    $      8.6
Net cash provided by (used in) investing activities    $    (21.4)   $    (25.1)
Net cash provided by (used in) financing activities    $     (2.9)   $      7.6

        Cash flows provided by operating activities improved over the 2004 period as a result of higher income from continuing operations and slower growth in working capital. Historically, cash flows from operations have increased over the course of the fiscal year and we anticipate this pattern to continue for the remainder of 2005.

        Cash flows used in investing activities decreased primarily due to acquisitions completed in the first quarter of 2004. We acquired the shares of Lafayette Well Testing, Inc. on January 7, 2004, and Linteco Geotechnische Systeme GmbH on March 5, 2004. The aggregate purchase price for the two companies was approximately $13.2 million. Capital expenditures to-date in 2005 totaled $20.0 million compared with $12.1 million in the prior-year period. We anticipate capital expenditures to increase over the remainder of 2005 due to investments in capacity expansion and productivity projects. Our investments in Europe and Asia will focus on adding new production capacity to support growth in lining technologies and metalcasting businesses, respectively. Our estimate of 2005 capital expenditures is in the range of $24 million to $26 million.

        The Company's financing activities through September 30, 2005 used cash as opposed to having provided cash in the previous year's comparable period due to a decreased need to incur additional debt based on a strong generation of cash from operating and investing activities discussed above. Dividends paid to-date in 2005 increased to $8.3 million from $6.7 million in the prior-year period. We purchased 183,400 shares of our common stock on the open market during the first half of 2004 for a total value of $2.9 million, or an average price per share of $15.70; in 2005, we purchased 104,100 shares at an average price of $18.70 per share. We have been authorized by our Board of Directors to purchase up to $10 million of our common stock on the open market over a two-year period ending May 15, 2006, if we believe such a use of our cash will enhance shareholder value. Approximately $8.1 million remains available to repurchase common stock as of September 30, 2005.

                                                       AS AT
                                           -----------------------------
                                           SEPTEMBER 30,   DECEMBER 31,
          FINANCIAL POSITION                   2005            2004
----------------------------------------   -------------   -------------
Working capital                            $       151.8   $       129.4
Intangible assets                          $        22.4   $        23.0
Total assets                               $       365.4   $       336.4

Long-term debt                             $        41.0   $        34.3
Other long-term obligations                $        19.9   $        18.5
Stockholder's equity                       $       243.5   $       221.9

        Working capital at September 30, 2005 increased from December 31, 2004, primarily due to growth in accounts receivable and inventories. The growth in receivables is due largely to increased sales within the environmental segment, which has longer payment terms. The growth in inventories is primarily attributable to the expansion of production capacities and timing of inventory receipts. Inventory values at September 30, 2005 also reflect the higher cost of raw materials and transportation costs. The current ratio was 3.5-to-1 and 3.1-to-1 at September 30, 2005, and December 31, 2004, respectively.

        Intangible assets primarily represent goodwill associated with acquisitions.

        Long-term debt increased to 14% of total capitalization at September 30, 2005, compared with 13% at December 31, 2004. The increase in debt levels was principally attributed to funding working capital. We have a $100 million revolving credit facility with a consortium of U.S. banks that matures on October 31, 2006. At September 30, 2005, we had approximately $64 million of borrowing capacity remaining from the credit facility. The credit facility stipulates that we must comply with a number of financial covenants. We are in compliance with those covenants at September 30, 2005.

        Other long-term obligations primarily represent liabilities associated with our qualified and supplemental retirement plans.

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

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There have been no material changes in the Company's market risk during the nine months ended September 30, 2005. See disclosures as of December 31, 2004 in the Company's Annual Report on Form 10-K, as amended, Item 7A.

ITEM 4:     CONTROLS AND PROCEDURES

        An evaluation has been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below and the fact that the remedial efforts of the Company had not been completed as of September 30, 2005 as discussed below, our disclosure controls and procedures were not effective as of September 30, 2005 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported as and when required. Notwithstanding the foregoing, management believes that the financial statements included within this report fairly present in all material respects the financial position, results of operations, and cash flows of the Company, in conformity with generally accepted accounting principles in the United States, for the periods presented.

        The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include in their annual reports on Form 10-K an assessment by management of the effectiveness of the Company's internal controls over financial reporting. As described in the annual report on Form 10-K filed by the Company for the year ended December 31, 2004, as amended, management identified a material weakness in internal control over financial reporting relative to our accounting for income taxes as of December 31, 2004. In particular, our design of internal controls did not address the accounting considerations arising from the filing of tax returns or the timing of recording changes in accounting estimates relating to income taxes of foreign subsidiaries. As a result of the foregoing, commencing in the fiscal quarter ended March 31, 2005 and continuing through the fiscal quarter ended September 30, 2005 we have been implementing changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Remedial efforts were initiated in the first quarter of 2005 and continued in the third quarter of 2005. The changes in our internal control over financial reporting require testing over successive quarters to prove their operating effectiveness, and, therefore, the effectiveness of the remediation. Thus, the implementation of enhanced control over financial reporting of our foreign subsidiaries to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles and changes in accounting estimates are recorded in the appropriate reporting period had not been completed as of September 30, 2005. Accordingly, management has determined that the material weakness in the Company's internal control over financial reporting relative to our accounting for income taxes as described in the annual report on Form 10-K filed by the Company for the year ended December 31, 2004, as amended, still existed as of September 30, 2005.

PART II - OTHER INFORMATION

ITEM 2(c) COMPANY REPURCHASES OF COMPANY STOCK

        On May 13, 2004, the Board of Directors authorized a program to repurchase up to $10 million of the Company's outstanding stock which will expire September 30, 2006. The table below illustrates the stock repurchases made in 2005:

                                   TOTAL NUMBER OF                         MAXIMUM VALUE OF
                                  SHARES REPURCHASED       AVERAGE      SHARES THAT MAY YET BE
                                 AS PART OF THE STOCK    PRICE PAID      REPURCHASED UNDER THE
         FISCAL 2005              REPURCHASE PROGRAM      PER SHARE            PROGRAM
------------------------------   --------------------    ----------     ----------------------
January 1 - January 31                              -    $        -     $           10,000,000
February 1 - February 29                            -    $        -     $           10,000,000
March 1 - March 31                                  -    $        -     $           10,000,000
April 1 - April 30                                  -    $        -     $           10,000,000
May 1 - May 31                                      -    $        -     $           10,000,000
June 1 - June 30                                    -    $        -     $           10,000,000
July 1 - July 31                                    -    $        -     $           10,000,000
August 1 - August 31                                -    $        -     $           10,000,000
September 1 - September 30                    104,100    $    18.70     $            8,053,330
                                 --------------------
Total                                         104,100    $    18.70
                                 ====================

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

        See Index to Exhibits immediately following the signature page.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMCOL INTERNATIONAL CORPORATION


Date:  November 4, 2005                   /s/ Lawrence E. Washow
                                          -------------------------------------
                                          Lawrence E. Washow
                                          President and Chief Executive Officer


Date:  November 4, 2005                   /s/ Gary L. Castagna
                                          --------------------------------------
                                          Gary L. Castagna
                                          Senior Vice President and Chief
                                          Financial Officer and Principal
                                          Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
  31.1    Certification of Chief Executive Officer Pursuant to
          Rule 13a-14(a)/15d-14(a)
  31.2    Certification of Chief Financial Officer Pursuant to
          Rule 13a-14(a)/15d-14(a)
  32      Certification of Periodic Financial Report Pursuant to
          18 U.S.C. Section 1350