Form 10-K
period 2005-12-31
AMCOL INTERNATIONAL CORP
filed 2006-03-16
CIK 813621

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [ ]  Accelerated filer  [X]  Non-accelerated filer  [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the registrant's $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $18.79 per share on June 30, 2005, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $421.2 million.

         Registrant had 29,888,634 shares of $.01 par value Common Stock outstanding as of February 28, 2006.

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

         We operate in two major industry segments: minerals and environmental. We also operate a transportation business. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications, such as oilfield services. The transportation segment includes both a long-haul trucking business and a freight brokerage business that service our plants and third-party customers.

         The following table sets forth the percentage contributions to our net sales from the minerals, environmental and transportation segments as well as intersegment shipping for the last three years.

                                                 PERCENTAGE OF SALES
                                       --------------------------------------
                                          2005          2004          2003
                                       ----------    ----------    ----------
Minerals                                       55%           57%           58%
Environmental                                  39%           37%           36%
Transportation                                  9%            9%           10%
Intersegment Shipping                          -3%           -3%           -4%
                                       ----------    ----------    ----------
                                              100%          100%          100%
                                       ==========    ==========    ==========

         Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of our business segments are set forth in Note 3 of our Notes to Consolidated Financial Statements included elsewhere herein.

                                    MINERALS

         Our minerals business is principally conducted through wholly-owned subsidiaries and investments in affiliates and joint ventures throughout the world. Our principal bentonite products are marketed under various internationally registered trade names, including VOLCLAY(R), PANTHER CREEK(R), PREMIUM GEL(R) and ADDITROL(R). Our cat litter is sold under various trade names and private labels. Trade names include NATURAL SELECT(R), CAREFREE KITTY(R), PREMIUM CHOICE(R) and CAT TAILS(R).

         Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 50 feet beneath overburden of up to 60 feet. There are two basic types of bentonite, each having different chemical and physical properties. These are commonly known as sodium bentonite and calcium bentonite. Sodium bentonite is generally referred to as Western bentonite because it predominately exists in the Western United States. Sodium bentonites of lesser purity exist outside the United States. Calcium bentonite is sometimes referred to as Southern bentonite in the United States and as fuller's earth outside the United States. Calcium bentonites mined outside the United States are sometimes activated with sodium carbonate or similar compounds to produce properties similar to natural sodium bentonite.

PRINCIPAL PRODUCTS AND MARKETS

         Metalcasting. In the formation of sand molds for metalcastings, sand is bonded with bentonite and various other additives to yield desired casting form and surface finish. We serve the foundry and casting industry throughout the North America and Asia Pacific regions with custom-blended bentonite and allied non-bentonite products to strengthen sand molds for cast auto parts, farm implements, railcars, home appliances and metallurgical products. The blended mineral binders containing sodium bentonite, calcium bentonite, seacoal and other ingredients are sold under the trade name ADDITROL(R). We also have a line of formulated additives that are used to introduce silicon and carbon in the melt phase of the casting process.

         Pet Products. We produce and market sodium bentonite-based scoopable (clumping), traditional and alternative cat litters as well as specialty pet products to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout the U.S. Our scoopable products' clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Our products are marketed under various trade names.

         Specialty Minerals. Our products are sold in markets with generally lower volume applications where our material acts as a performance additive. The following are the major markets for such mineral applications:

             o Detergents. We supply high-grade agglomerated bentonite to the detergent industry. Bentonite performs as a softening agent in certain powdered-detergent formulations. It can also act as a carrier for colorants and fragrances.

             o Health and Beauty. We manufacture adsorbent polymers and purified grades of bentonite ingredients for sale to manufacturers of personal care products. The adsorbent polymers are used to deliver high-value actives in skin-care products. Bentonite-based materials act as thickening, suspension and dispersion agent emollients.

             o Petroleum Products. Sodium bentonite and leonardite, a form of oxidized lignite mined and processed by us in North Dakota, are components of drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties, which facilitate the transport of rock cuttings to the surface during the drilling process. Drilling fluids lubricate the drilling bit and coat the underground formations to prevent hole collapse and drill bit seizing. Our primary trademark for this application is sold under the trade name PREMIUM GEL(R).

             o Other Industrial. We produce bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt. We also supply grades of bentonite used for pellitizing other materials for ease of use. Examples of this application are iron ore and livestock feed.

SALES AND DISTRIBUTION

         In 2005, the top five customers of the minerals segment accounted for approximately 27% of the segment sales worldwide. Approximately 70% of our sales in this segment are to customers in North and South America. Metalcasting is our largest market in the Americas and all of our pet products sales are in this region. Our sales in Europe represent approximately 17% of sales and are principally to detergent producers. The Asia-Pacific region represents approximately 13% of sales with metalcasting being our largest market.

         A large majority of our sales and distribution is conducted by our own personnel and facilities. We have established industry-specialized sales groups staffed with technically oriented salespersons serving each of our major markets. Certain businesses will have networks of distributors and representatives, including companies that warehouse products at strategic locations.

         Our strong global market position in the metalcasting market is largely due to our technical service capabilities and our distribution network. We provide training courses and laboratory testing for customers who use our products in the metalcasting process. Our technical sales personnel provide expertise to not only educate our customers on the bentonite blend properties but also aid them in producing castings efficiently and productively.

         For cat litter, we are primarily a private-label producer, and have three principal sites from where we package and distribute finished goods. Our transportation segment provides logistics services for the cat litter business, and is a key component of our capability in supplying customers on a national basis.

         Certain specialty mineral markets require considerable technical expertise. Our detergent additives market position requires an ability to not only supply cost-effective products but also provide product development capabilities to adapt to our customers' product requirements. We experience a similar requirement for our health and beauty business, which makes use of several patents with various durations that we believe are collectively important to that business.

         Petroleum products are sold under our own and private label trade names. Because bentonite is a major component of drilling fluids, two service companies have captive bentonite operations. Our potential market, therefore, is generally limited to those service organizations that are not vertically integrated or do not have long-term supply arrangements with other bentonite producers.

COMPETITION

         We are one of the largest producers of bentonite products globally. There is substantial domestic and international competition, which is essentially a matter of product quality, price, logistics, service and technical support. There are at least 15 other major sodium bentonite or sodium activated calcium bentonite producers throughout the world including several importers into the U.S. market. There are also numerous major producers of calcium bentonite and various regional suppliers in the areas we serve. Some of the producers are companies primarily in other lines of business with substantially greater financial resources than ours.

SEASONALITY

         We do not consider our minerals segment to be seasonal in nature.

                                  ENVIRONMENTAL

PRINCIPAL PRODUCTS AND MARKETS

         We sell products, including those containing sodium bentonite, services and equipment for use in environmental and construction applications through the following wholly-owned subsidiaries: Colloid Environmental Technologies Company (CETCO), CETCO Oilfield Services, Inc. and Lafayette Well Testing, Inc. in the United States and Canada, CETCO Korea Ltd. in South Korea, CETCO Poland Sp. z o.o. in Poland, CETCO Technologies(Suzhou) Co. Ltd. in China, Commercializadora y Exportadora Cetco Latino America Limitada in Chile, and Linteco Iberia S.L. in Spain, and CETCO (Europe) Ltd. in the United Kingdom. The following are our three principal markets and a description of the products we produce for them:

         Lining Technologies. CETCO sells geosynthetic clay liner products containing bentonite under the BENTOMAT(R) and CLAYMAX(R) trade names for lining and capping landfills and for containment in tank farms, storm water containment systems, waste stabilization lagoons, sewage lagoons and mine site and wetlands reclamation applications.

         Building Materials. Our VOLCLAY(R) Waterproofing System is sold to the non-residential construction industry. This line includes VOLTEX(R), a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite. VOLTEX(R) is installed to prevent leakage through underground foundation walls and slabs. The following products round out the principal components of the product line: VOLCLAY PANELS(R), also used for below-grade waterproofing of walls and slabs; WATERSTOP-RX(R), a joint sealant product; and VOLCLAY SWELLTITE(R), a waterproofing membrane for concrete split slabs and plaza areas. We also manufacture and sell asphalt emulsion based waterproofing systems for residential and non-residential waterproofing applications. In addition, our STRONGSEAL(TM) and DUCKSBACK(TM) roofing underlayment systems are sold to the residential and non-residential roofing industry.

         Waste-Water Treatment. Bentonite can be used to extract contaminants within effluents generated by various processes. Following are market applications for bentonite and, in some cases equipment used to house bentonite, for the treatment of waste waster.

             o Oilfield Services. CETCO's oilfield services group employs filtration technology used primarily on offshore oil production platforms and pipelines. CETCO employs several technologies allowing platform operators to maintain compliance with regulatory requirements governing the discharge of waste water generated during oil production. We also provide well testing services. We provide equipment and personnel for production well control, clean-up, unload, separation, measure of component flow and disposal of fluids from oil and gas wells.

             o Industrial. Bentonite-based flocculants and customized equipment are used to remove emulsified oils and heavy metals from wastewater. Bentonite-based products are formulated to solidify liquid waste for proper disposal in landfills. These products are sold primarily under the SYSTEM-ACTM, RM-10(R) and SORBOND(R) trade names.

             o Drilling Products. CETCO's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. The products are used to install monitoring wells, facilitate horizontal and water well drilling, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY(R) GROUT, HYDRAUL-EZ(R), BENTOGROUT(R) and VOLCLAY(R) TABLETS are among the trade names for products used in these applications. Geothermal grouting applications utilizing GEOTHERMAL GROUT(TM) represent a developing area for CETCO drilling products. VOLCLAY(R) SHORE PAC is used in special foundation drilling applications.

COMPETITION

         CETCO principally competes with at least seven regional geosynthetic clay liner manufacturers worldwide and several suppliers of alternative technologies. The construction and wastewater treatment product lines are specialized businesses that compete primarily with alternative technologies. The groundwater monitoring, well drilling and sealants products compete with our traditional rivals in the bentonite business. The oilfield services group competes with several larger oil services companies using different technology. Competition is based on product quality, service, price, technical support and product availability. Historically, competition has been vigorous.

SALES AND DISTRIBUTION

         The top five customers in our environmental segment accounted for less than 10% of the segment sales worldwide. Approximately 57% of sales are in North and South America. The United States is our largest geographical market for all product lines. Approximately, 37% of sales are in Europe and the remaining 6% in the Asia-Pacific region.

         Sales and distribution of the lining technologies are primarily performed through our own personnel and facilities. Our staff includes engineers who assist with specifying products for topographical conditions that liners will endure.

         The building materials products are primarily sold through distribution and dealer networks. The end customers are generally building sub-contractors who are responsible for installing the products.

         The filtration business of Oilfield Services primarily sells and distributes products and services on a direct basis. Our principal customers are oil companies who maintain substantial offshore drilling and production platforms. The well testing business of Oilfield Services also sells and distributes services to customers on a direct basis. Our customer base is comprised of onshore and offshore oil and gas production firms.

         For the industrial and drilling product lines, we generally sell through distribution networks. The end customers for the industrial product lines include metal plating and finishing plants and corrugated cardboard operations. Drilling products are also sold through distributors who are overseen by our regional managers.

SEASONALITY

         Much of the business in the environmental sector is impacted by weather and soil conditions. Many of the products cannot be applied in harsh weather conditions and, as such, sales and profits tend to be stronger during the period from April through October. As a result, we consider the business of this segment to be seasonal.

               MINERALS/ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

MINERAL RESERVES

         We have reserves of sodium and calcium bentonite at various locations in North America, including Wyoming, South Dakota, Montana and Alabama, and in China. Through our investments in affiliates and joint ventures, we also have access to bentonite deposits in Egypt, India and Mexico. At 2005 consumption rates and product mix, we estimate the proven, assigned reserves of commercially usable sodium bentonite at approximately 17 years. We estimate the proven, assigned reserves of calcium bentonite at approximately 22 years in North America. While we believe, based upon our experience, that our reserve estimates are reasonable and our title and mining rights to our reserves are valid, we have not obtained any independent verification of such reserve estimates or such title or mining rights. We own or control the properties on which reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of our bentonite reserves are owned. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material.

         To retain possessory rights in unpatented mining claims in North America, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. We believe that the unpatented mining claims that we own are in compliance with all applicable federal, state and local mining laws, rules and regulations. We are not aware of any material conflicts with other parties concerning our claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of our unpatented claims may become uneconomic and royalty rates for privately leased lands may be affected. We cannot predict the effect of any potential amendments may have or whether or when any such amendments might be adopted.

         We maintain a continuous program of worldwide exploration for additional reserves and attempt to acquire reserves sufficient to replenish our consumption each year, but we cannot assure that additional reserves will continue to become available.

         We oversee all of our mining operations, including our exploration activity and securing the necessary state and federal mining permits.

         The following table shows a summary of minerals sold by the Company from active mining areas for the last 3 years in short tons, as well as mineral reserves by major mineral category.

                                    TONS SOLD                                                               MINING CLAIMS
                             -----------------------                                                ------------------------------
    ALL AMOUNTS ARE IN                                 WET TONS   ASSIGNED  UNASSIGNED  CONVERSION            UNPATENTED
    THOUSANDS OF TONS          2005    2004    2003  OF RESERVES  RESERVES   RESERVES     FACTOR      OWNED       **       LEASED
--------------------------   ------- ------- ------- -----------  --------  ----------  ----------  --------  ----------  --------
SODIUM BENTONITE
 ASSIGNED
  Belle/Colony, WY/SD          1,295   1,227   1,088      19,829    19,829           -       77.61%      885         380    18,564
  Lovell, WY                     609     564     477      22,729    22,729           -       77.61%   12,781       9,625       323
  TOTAL ASSIGNED               1,904   1,791   1,565      42,558    42,558           -                13,666      10,005    18,887

 OTHER / UNASSIGNED
  (SD, WY, MT, NV)                 2       2       1      65,517        40      65,477       77.61%   55,453       4,001     6,063
  TOTAL OTHER / UNASSIGNED         2       2       1      65,517        40      65,477                55,453       4,001     6,063

TOTAL SODIUM BENTONITE         1,906   1,793   1,566     108,075    42,598      65,477           -    69,119      14,006    24,950
                                                                        39%         61%                   64%         13%       23%
CALCIUM BENTONITE
 ASSIGNED
  Sandy Ridge, AL                120     132     132       3,920     3,920           -       73.75%    1,789           -     2,131
  Chao Yang, Liaoning, China      89      88      57       2,282     2,282           -       78.00%        -           -     2,282
  TOTAL ASSIGNED                 209     220     189       6,202     6,202           -                 1,789           -     4,413

 Other / Unassigned                        -       -       2,646         -       2,646       77.31%        -           -     2,646
  TOTAL OTHER / UNASSIGNED         -       -       -       2,646         -       2,646                     -           -     2,646

TOTAL CALCIUM BENTONITE          209     220     189       8,848     6,202       2,646                 1,789           -     7,059
                                                                        70%         30%                   20%                   80%
LEONARDITE
  Gascoyne, ND                    50      41      34         486       486           -       66.55%        -           -       486

TOTAL LEONARDITE                  50      41      34         486       486           -                     -           -       486
                                                                       100%                                                    100%

GRAND TOTALS                   2,165   2,054   1,789     117,409    49,286      68,123                70,908      14,006    32,495
                                                                        42%         58%                   60%         12%       28%

**  Quantity of reserves that would be owned if patent was granted.

         Assigned reserves are reserves which could be reasonably expected to be processed in existing plants. Unassigned reserves are reserves which will require additional expenditures for processing facilities. Conversion factor is the percentage of reserves that will be available for sale after processing.

         We estimate that available supplies of other materials utilized in our minerals business are sufficient to meet our production requirements for the foreseeable future.

MINING AND PROCESSING

         Bentonite is surface mined, generally with large earthmoving scrapers, and then loaded into trucks and off-highway-haul wagons for movement to processing plants. The mining and hauling of our clay is done by us and by independent contractors.

         At the processing plants, bentonite is dried, crushed and sent through grinding mills, where it is sized to customer requirements, then chemically modified where needed and transferred to silos for automatic bagging or bulk shipment. Virtually all production is shipped as processed rather than stored for inventory.

PRODUCT DEVELOPMENT AND PATENTS

         We work actively with customers in each of our major markets to develop commercial applications of specialized grades of bentonite. We maintain a research center and laboratory testing facilities in Arlington Heights, Illinois, and Birkenhead, England. When we perceive a need for a product that will accomplish a particular goal, we work to develop the product, research its marketability and study the feasibility of its production. We also co-develop products with customers, or others, as needs arise. Our development efforts emphasize markets with which we are familiar and products for which we believe there is a viable market.

         We hold a number of U.S. and international patents covering the use of bentonite and products containing bentonite. We follow the practice of obtaining patents on new developments whenever feasible. However, we do not consider that any one or any combination of such patents is material to our minerals and environmental businesses as a whole.

RESEARCH AND DEVELOPMENT

         Our business segments share research and laboratory facilities adjacent to our corporate headquarters. Technological developments are shared among our subsidiaries, subject to license agreements where appropriate. Notes 1 and 3 of the Notes to Consolidated Financial Statements include further information on research and development activities.

REGULATION AND ENVIRONMENTAL

         We believe we are in material compliance with current, applicable regulations for surface mining. Since reclamation of exhausted mining sites has been a regular part of our surface mining operations for the past 35 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

         The grinding and handling of dried clay is part of the production process, and, because these processes generate dust, our mineral processing plants are subject to applicable clean air standards (including Title V of the Clean Air Act). All of our plants are equipped with dust collection systems. We have not had, and do not presently anticipate, any significant regulatory problems in connection with our dust emission, though we expect ongoing expenditures for the maintenance of our dust collection systems and required annual fees.

         Our operations are also subject to other federal, state, local and foreign laws and regulations relating to the environment and to health and safety matters. Certain of these laws and regulations provide for the imposition of substantial penalties for noncompliance. While the costs of compliance with, and penalties imposed under, these laws and regulations have historically not had a material adverse effect on us, future events, such as changes in or modified interpretations of existing laws and regulations, enforcement policies, or further investigation or evaluation of potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on us.

                                 TRANSPORTATION

         We operate a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. These services are provided to our subsidiaries as well as third party customers. Through our transportation business, we are better able to control costs, maintain delivery schedules and assure equipment availability in the delivery of our products. In 2005, approximately 41% of the revenues of this operation involved services provided to our domestic minerals and environmental segments.

            CORPORATE ACTIVITIES - NANOCOMPOSITE PRODUCT DEVELOPMENT

         We continue to research and attempt to develop broader-based technologies that may use bentonite for new, value-added applications. As a result of our efforts, we established a subsidiary to develop surface-modified bentonites, which we refer to as nanoclays, which would be suitable for the emerging nanocomposite market. We determined that our nanoclays could improve physical properties of certain polymers. Over the last ten years we have been granted over forty U.S. and international patents involving our nanoclays and related technology.

         The primary raw material in the nanoclay is bentonite, which is either sourced from our own mineral reserves or purchased from third-party suppliers, depending upon the product requirements. Surface-treatment chemicals are added in the production process to enable the bentonite to properly function within the polymer. The surface-treatment compounds are readily available on the merchant market. Our production facility is located in Aberdeen, Mississippi. All costs, in excess of sales, associated with the development, production and sales of nanoclays are included in corporate costs.

         Sales and distribution of our product lines have been executed through alliance relationships and on a direct basis. As disclosed in prior reports, we have had alliance agreements with two companies to market and distribute nanocomposites that incorporate our nanoclays for certain applications. On January 13, 2006, we announced a number of changes in the marketing and management of this business including the termination of both alliance agreements. We further noted that an agreement was reached with ColorMatrix Corporation and its affiliates, whereby they are now the exclusive, world-wide distributor of our nanocomposite product line, Imperm(R), which will be marketed to the food and beverage container market. Additionally, PolyOne Corporation, one of the former alliance partners, will continue to market certain nanocomposite materials utilizing our nanoclays under a non-exclusive relationship for applications involving polyolefin compounds. We are also marketing our products on a direct basis for certain engineered nylon applications.

         Through 2005, sales have been minimal. We continue to expend funds necessary to market and manufacture the nanoclay product lines. We also continue to invest in technical development activities in order to support market development of the technology. Our executive management will continue to evaluate the prospects for this business on a periodic basis to determine its future value to the Company as a whole.

                       FOREIGN OPERATIONS AND EXPORT SALES

         Approximately 33% of our 2005 net sales were to customers in countries outside North America. To enhance our overseas market presence, we maintain mineral processing plants in the United Kingdom, China, Australia, South Korea, Poland and Thailand, as well as a blending plant in Canada. Chartered vessels deliver large quantities of our bulk, dried sodium bentonite to the plants in the United Kingdom, Poland, Australia, Thailand and South Korea where it is processed and mixed with other clays and distributed throughout Europe and the Asia-Pacific region. In addition, we maintain a worldwide network of independent dealers, distributors and representatives to support sales and distribution.

         We manufacture geosynthetic clay liners in the United Kingdom, Poland, China and South Korea, primarily for the European and Asia-Pacific markets.

         Our international operations are subject to the usual risks of doing business abroad, such as currency fluctuations and devaluation, restrictions on the transfer of funds, and import and export duties.

         Note 3 of the Notes to Consolidated Financial Statements included in
Item 8 of this report presents further details on our sales by geographic region. This Note is incorporated by reference for sales attributed to foreign operations and export sales from the United States.

                                    EMPLOYEES

         As of December 31, 2005, we employed 1,542 people in our global organization, 624 of whom were employed outside of the United States. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Labor relations have been satisfactory.

                              AVAILABLE INFORMATION

         We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any reports, statements and other information filed by the Company at the SEC's Public Reference Room at 100 F. Street N.E., Washington, D.C., 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the website maintained by the SEC, www.sec.gov.

         Our principal Internet address is www.amcol.com. Our annual, quarterly and current reports, and amendments to those reports are available free of charge on www.amcol.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

                                 CERTIFICATIONS

         As required by the rules and regulations of the New York Stock Exchange (the "NYSE"), we delivered to the NYSE a certification executed by our Chief Executive Officer, Lawrence E. Washow, certifying that Mr. Washow was not aware of any violation by the Company of the NYSE's corporate governance listing standards as of June 1, 2005.

         As required by the rules and regulations of the SEC, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosures are filed as exhibits to this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

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

COMPETITION

         Our businesses are very competitive. We believe competition is essentially a matter of product quality, price, delivery, service and technical support. Several of our competitors in the U.S. market are larger and have substantially greater financial resources. If we fail to compete successfully based on these or other factors, we may lose customers or fail to recruit new customers and our business and future financial results could be materially and adversely affected.

RELIANCE ON METALCASTING AND CONSTRUCTION INDUSTRIES

         Approximately 47% of our minerals segment's sales and 26% of our environmental segment's sales in 2005 were to the metalcasting and construction markets, respectively. The metalcasting and construction markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for products by the metalcasting and construction markets may decline and our business or future financial results may be adversely affected.

REGULATORY AND LEGAL MATTERS

         Our operations are subject to various federal, state, local and foreign laws and regulations relating to the environmental and to health and safety matters. Substantial penalties may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions. If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected. We may also be subject to adverse litigation results in addition to increased compliance costs arising from future changes in laws and regulations that may negatively impact our operations and profits.

RISKS OF INTERNATIONAL EXPANSION

         An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. Sales and earnings from our overseas operations have increased considerably in recent years. In 2005, approximately 24% and 9% of consolidated net sales were from Europe and the Asia-Pacific regions, respectively. Approximately 52% of operating profit in 2005 was earned by our overseas businesses. We also recorded approximately $0.09 per diluted share for earnings, under the equity method of accounting, from investments in affiliate businesses. As we expand internationally, we will be subject to increased risks, which may include the following:

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

OCEAN SHIPPING AND LOGISTICS

         Bulk cargo shipping costs have been rising significantly due to greater demand from China. We rely on shipping bulk cargos of bentonite from the United States and China to customers, as well as our own subsidiaries. We may need to offset additional shipping costs with price increases to customers in order to maintain our profitability. Other factors in the United States that will potentially impact us are escalating costs of purchased raw materials derived from petrochemical stocks and increases in rail and long-haul freight rates. While we have been successful in attaining price increases in certain markets to offset some of these rising costs, there can be no assurance that we will be successful in continuing to achieve these price increases.

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

ITEM 2. PROPERTIES

         We operate the following principal plants, mines and other facilities, all of which are owned, except as noted below. We also have numerous other facilities which blend Additrol (R), package cat litter and chromite sand, warehouse products and serve as sales offices.

LOCATION                          PRINCIPAL FUNCTION
------------------------------    ----------------------------------------------
MINERALS
Belle Fourche, SD                 Mine and process sodium bentonite
Colony, WY (two plants)           Mine and process sodium bentonite, package
                                  cat litter
Gascoyne, ND                      Mine and process leonardite
Lovell, WY (1)                    Mine and process sodium bentonite
Sandy Ridge, AL                   Mine and process calcium bentonite; blend
                                  ADDITROL(R)
Chao Yang, Liaoning, China        Mine and process calcium bentonite
Geelong, Victoria, Australia      Process sodium and calcium bentonite; blend
(1)(2)                            ADDITROL(R)
Rayong, Thailand                  Process sodium and calcium bentonite
Winsford, Cheshire, U.K.          Process bentonite and other minerals
Kyungju Kyung-Buk, South Korea    Process sodium and calcium bentonite

ENVIRONMENTAL
Broussard, LA                     Environmental Offshore operations and
                                  distribution
Cartersville, GA                  Manufacture components for geosynthetic clay
                                  liners; manufacture
                                  Bentomat(R) and Claymax(R) geosynthetic clay
                                  liners
Fairmount, GA                     Manufacture Bentomat(R) and Claymax(R)
                                  geosynthetic clay liners
Lovell, WY (1)                    Manufacture Bentomat(R) and Claymax(R)
                                  geosynthetic clay liners
Philadelphia, PA                  Provider of services for the design and
                                  installation of geosynthetic systems
Birkenhead, Merseyside, U.K.      Manufacture Bentomat(R) geosynthetic
(1)(2)                            clay liner; research laboratory;
                                  headquarters for CETCO (Europe) Ltd.
Pyeongtaek, South Korea           Manufacture Bentomat(R) geosynthetic
                                  clay liners
Suzhou, Jiangsu, China            Manufacture Bentomat(R) geosynthetic
                                  clay liners
Szczytno, Poland                  Manufacture Bentomat(R) and Claymax(R)
                                  geosynthetic clay liners

TRANSPORTATION
Scottsbluff, NE                   Transportation headquarters and terminal

CORPORATE
Arlington Heights, IL (2)         Corporate headquarters; CETCO headquarters;
                                  American Colloid Company headquarters;
                                  Nanocor, Inc. headquarters; research
                                  laboratory
Aberdeen, MS                      Process purified bentonite (Nanocor, Inc.)

(1)  Shared facilities between minerals and environmental segments.
(2)  Certain offices and facilities are leased.

ITEM 3. LEGAL PROCEEDINGS

         We are party to a number of lawsuits arising in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial position or results of operations.

         Our processing operations require permits from various governmental authorities. From time to time, we have been contacted by government agencies with respect to required permits or compliance with existing permits. While we have been notified of certain situations of non-compliance, management does not expect the fines or the cost of becoming compliant, if any, to be significant.

         We have neither been nor expect to be assessed any tax shelter penalties by the United States Internal Revenue Service for tax shelter transactions that either the IRS deems abusive or have significant tax avoidance penalties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                        EXECUTIVE OFFICERS OF REGISTRANT

NAME                    AGE    PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
-------------------   ------   -------------------------------------------------
Gary L. Castagna        44     Senior Vice President, Chief Financial Officer
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

Peter L. Maul           56     Vice President of the Company since 1993 and
                               President of Nanocor, Inc. since 1995. Mr. Maul is retiring from the Company effective
                               March 31, 2006.

Ryan F. McKendrick      54     Vice President of the Company and President of
                               Colloid Environmental Technologies Company since
                               November 1998; President of Volclay International
                               Corporation since 2002; prior thereto, Vice
                               President of Colloid Environmental Technologies
                               Company since 1994.

Gary Morrison           50     Vice President of the Company and President of
                               American Colloid Company since February 2000;
                               prior thereto, Executive Vice President of American Colloid Company since 1998.

Clarence O. Redman      63     Secretary of the Company since 1982. Clarence
                               O. Redman is of counsel to the law firm of Lord, Bissell & Brook LLP, the law firm that serves as Corporate Counsel to the Company, since
                               October 1997.

Lawrence E. Washow      52     Chief Executive Officer since May 2000; President
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the New York Stock Exchange under the symbol "ACO." The following table sets forth, for the periods indicated, the high and low closing sale prices of the common stock, as reported by the New York Stock Exchange, and cash dividends declared per share.

                                                                                           CASH
                                                               STOCK PRICE              DIVIDENDS
                                                        -------------------------      DECLARED PER
                                                            HIGH           LOW            SHARE
                                                        -----------      --------      ------------
Fiscal Year Ended December 31, 2005:     1st Quarter    $     23.09      $  18.11      $       0.09
                                         2nd Quarter          21.27         16.90              0.09
                                         3rd Quarter          20.75         18.20              0.10
                                         4th Quarter          21.65         16.35              0.10

Fiscal Year Ended December 31, 2004:     1st Quarter    $     24.36      $  16.12      $       0.07
                                         2nd Quarter          20.11         15.25              0.07
                                         3rd Quarter          20.10         16.99              0.09
                                         4th Quarter          20.30         17.15              0.09

         We have paid cash dividends every year for 68 years. As of March 3, 2006, there were 1,423 holders of record of the common stock, excluding shares held in street name.

PURCHASES OF EQUITY SECURITIES

         On May 13, 2004, we announced a share repurchase program for the repurchase of $10 million of our common stock in the open market. We have not set an expiration date for this program. The following table summarizes the repurchases made under this program and the remaining amount of repurchases authorized:

                                                                       MAXIMUM VALUE
                                  TOTAL NUMBER OF                        OF SHARES
                                 SHARES REPURCHASED      AVERAGE       THAT MAY YET BE
                               AS PART OF THE STOCK    PRICE PAID     REPURCHASED UNDER
                                REPURCHASE PROGRAM      PER SHARE       THE PROGRAM
                               --------------------   ------------   ------------------
Amount of authorization
 outstanding at
December 31, 2004                                                    $       10,000,000
Activity in 2005:
January 1 - January 31
   Shares repurchased                      -          $          -   $       10,000,000
February 1 - February 28
   Shares repurchased                      -          $          -   $       10,000,000
March 1 - March 31
   Shares repurchased                      -          $          -   $       10,000,000
April 1 - April 30
   Shares repurchased                      -          $          -   $       10,000,000
May 1 - May 31
   Shares repurchased                      -          $          -   $       10,000,000
June 1 - June 30
   Shares repurchased                      -          $          -   $       10,000,000
July 1 - July 31
   Shares repurchased                      -          $          -   $       10,000,000
August 1 - August 31
   Shares repurchased                      -          $          -   $       10,000,000
September 1 -September 30
   Shares repurchased                104,100          $      18.70   $        8,053,330
October 1 - October 31
   Shares repurchased                      -          $          -   $        8,053,330
November 1 - November 30
   Shares repurchased                      -          $          -   $        8,053,330
December 1 - December 31                 900          $      20.05   $        8,035,285
   Shares repurchased
                               --------------------   ------------
   Total                             105,000          $      18.71   $        8,035,285
                               ====================   ============

ITEM 6. SELECTED FINANCIAL DATA

         The following is selected financial data for the Company as of and for the five years ended December 31, 2005.

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

                                                    2005            2004            2003            2002            2001
                                                ------------    ------------    ------------    ------------    ------------
OPERATIONS DATA
  Net sales (1)                                 $    535,924         461,778    $    374,483    $    307,422    $    285,322
  Gross profit (1)                                   138,023         118,568         100,068          80,417          76,339
  General, selling and administrative
   expenses (1)                                       90,947          82,584          71,053          60,764          57,448
  Business realignment and other charges                   -               -               -               -               -
  Operating profit                                    47,076          35,984          29,015          19,653          18,891
  Investment income                                        -               -               -               -           3,015
  Change in value of interest rate swap                    -               -               -               -            (401)
  Net interest expense                                (1,660)           (826)           (280)           (512)         (2,196)
  Net other income (expense)                            (393)            (86)            526              48            (103)
  Pretax income                                       45,023          35,072          29,261          19,189          19,206
  Income taxes (benefit)                              11,645           4,687           9,946           6,916           5,149
  Income from affiliates and joint
   ventures                                            2,912           1,180             600             531              28
  Minority interest in net loss of
   subsidiary                                              -               -               -             164              59
  Income from continuing operations                   36,290          31,565          19,915          12,968          14,144
  Income (loss) from discontinued
   operations                                              -               -               -               -            (879)
  Gain on disposal of discontinued
   operations                                          4,755               -           8,950               -           1,154
  Cumulative effect of change in
   accounting principle (net of tax)                       -               -               -               -            (182)
  Net income                                          41,045          31,565          28,865          12,968          14,237
PER SHARE DATA
  Basic earnings (loss) per share
    Continuing operations                               1.23            1.08            0.70            0.46            0.50
    Discontinued operations                             0.16               -            0.32               -            0.01
    Cumulative effect of change in
     accounting principle (net of tax)                     -               -               -               -           (0.01)
    Net income                                          1.39            1.08            1.02            0.46            0.50
  Diluted earnings (loss)  per share
    Continuing operations                               1.18            1.03            0.67            0.43            0.46
    Discontinued operations                             0.15               -            0.30               -            0.01
    Cumulative effect of change in
     accounting principle (net of tax)                     -               -               -               -           (0.01)
    Net income                                          1.33            1.03            0.97            0.43            0.46
  Stockholders' equity (2)                              8.36            7.55            6.58            5.66            5.21
  Dividends                                             0.38            0.32            0.16            0.10            0.06

                                                                    Continued...

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

                                                    2005            2004            2003            2002            2001
                                                ------------    ------------    ------------    ------------    ------------
SHARES OUTSTANDING DATA
  End of period                                   29,783,639      29,395,755      29,107,746      27,881,903      28,256,389
  Weighted average for the period-basic           29,525,033      29,140,892      28,357,009      28,133,795      28,193,234
  Incremental impact of stock options              1,278,105       1,561,969       1,492,569       2,014,725       2,412,826
  Weighted average for the period-diluted         30,803,138      30,702,861      29,849,578      30,148,520      30,606,060
BALANCE SHEET DATA (AT END OF PERIOD)
  Current assets                                $    211,209    $    192,724    $    143,574    $    116,935    $    106,979
  Cash equivalents included in current                     -               -               -               -               -
   assets
  Net current assets of discontinued
    operations included in current assets                  -               -               -               -             798
  Net property and equipment                         100,064          93,641          86,996          81,847          72,348
  Other long-term assets                              57,256          50,077          34,759          29,598          23,555
  Net long-term assets of discontinued
    operations included in long-term assets                -               -               -               -             311
  Total assets                                       368,529         336,442         265,329         228,380         202,882
  Current liabilities                                 63,269          61,681          47,708          52,639          31,083
  Long-term debt                                      34,838          34,295           9,006           5,573          13,245
  Other long-term liabilities                         21,566          18,532          17,165          12,233          11,275
  Stockholders' equity                               248,856         221,934         191,450         157,935         147,279
OTHER STATISTICS FOR CONTINUING OPERATIONS
  Depreciation, depletion and amortization      $     19,558    $     20,124    $     18,910    $     20,759    $     18,552
  Capital expenditures                                28,626          21,627          15,795          16,223          14,730
  Gross profit margin (1)                               25.8%           25.7%           26.7%           26.2%           26.8%
  Operating profit margin (1)                            8.8%            7.8%            7.7%            6.4%            6.6%
  Pretax profit margin (1)                               8.4%            7.6%            7.8%            6.2%            6.7%
  Effective tax rate                                    25.9%           13.4%           34.0%           36.0%           26.8%
  Net profit from continuing operations                  6.8%            6.8%            5.3%            4.2%            5.0%
  margin (1)
  Return on average equity                              15.4%           15.3%           11.4%            8.5%            9.8%

(1) Amounts for 2001 through 2004 include reclassifications for product liability and warranty expenses. See Note 1 of Notes to Consolidated Financial Statements for further information.

(2) Based on the number of common shares outstanding at the end of each year rather than a weighted average.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a global, specialty minerals company and earn our revenues and profits from a diverse group of industrial and consumer product lines. Our minerals segment operates manufacturing facilities in North America, Europe, and Asia-Pacific regions and has three principal market applications: metalcasting, pet products and specialty minerals. Our environmental segment also operates manufacturing facilities in those same regions. The environmental segment's principal markets are lining technologies, building materials and water treatment. Additionally, we have a transportation segment that performs trucking services for our domestic minerals and environmental businesses as well as third parties.

         The principal mineral that we utilize to generate revenues is bentonite. We own or lease bentonite reserves in the United States and China. Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India and Mexico. Bentonite deposits have varying physical properties which requires us to identify which markets our reserves can serve. We believe that our understanding of bentonite properties, mining methods, processing and application to markets are the core components of our longevity and future prospects.

         Our customers are engaged in varied end-markets and geographies. Customers in the minerals segment range from foundries that produce castings for automotive, industrial, and transportation equipment , including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat box filler, cosmetics and detergents. The customers for our lining technologies and building materials products are predominantly engineering contractors. The oilfield services customer base is primarily comprised of oil service or exploration companies. A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence. A majority of our business is performed under short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

         Approximately 67% of our revenue is generated in North America; consequently, the state of the U.S. economy impacts our revenues. Our fastest growing markets are in the Asia-Pacific and Central European regions, which have continued to outpace the United States in economic growth.

         Sustainable, long-term profit growth is our primary objective. We employ number of strategic initiatives to achieve this goal:

    o Organic growth: The central component of our growth strategy is expansion of our product lines and market presence. We have a history of commitment to research and development and using this resource to bring innovative products to market. We believe this approach to growth offers the best probability of achieving our long-term goals at the lowest risk.

    o Globalization: We have expanded our manufacturing and marketing organizations into Europe and Asia-Pacific over the last 40 years. This operating experience enables us to expand further into emerging markets. We see the significant opportunities in the Asia-Pacific region for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow. We expect to take advantage of these growth areas either through our wholly owned subsidiaries or investments in affiliates and joint ventures.

    o Mineral development: Bentonite is a component in a majority of the products we produce. Since it is a natural material, we must continually expand our reserve base to maintain a long-term business. Our goal is to add new reserves to replace the bentonite mined each year. Furthermore, we need to assure new reserves meet the physical property requirements for our diverse product lines and are economical to mine. Our organization is committed to developing its global reserve base to meet these requirements.

    o Acquisitions: We continually seek opportunities to add complementary businesses to our portfolio of products. Over the last four years, we have acquired a number of businesses for a total cost of approximately $39 million. A strong financial position will enable us to continue to acquire businesses which, in our assessment, are valued fairly and fit with our growth strategy.

         There can be no assurance that we will achieve success in implementing any one or more of the strategic initiatives described above.

         A number of risks will challenge us in meeting our long-term objectives. We describe certain risks, such as competition and our reliance on economically sensitive markets, under "Item 1A. Risk Factors" and "Item 7A. Quantitive and Qualitative Disclosures About Market Risk". In general, the significance of these risks has not changed over the past year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations describes relevant aspects of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to select accounting policies that are appropriate for our business, and to make certain estimates, judgments and assumptions about matters that are inherently uncertain in applying those policies. On an ongoing basis, we re-evaluate these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates.

         Our management has identified the most critical accounting policies upon which the financial statements are based and that involve the most complex and subjective decisions and assessments. These policies are discussed below and also in Note 1 of the Notes to Consolidated Financial Statements. Our senior management has discussed the development, selection and disclosure of these policies with the members of the Audit Committee of our Board of Directors. We believe these critical accounting policies have resulted in past actual results approximating the estimated amounts in each respective area. These accounting policies are disclosed in the notes to the consolidated financial statements. The discussion which follows should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

GOODWILL AND LONG-LIVED ASSETS

         We have made substantial investments in property, plant and equipment and have a moderate investment in goodwill. For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an annual impairment assessment at year-end at the reporting unit level (or more frequently if impairment indicators arise).

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

RETIREMENT BENEFITS

         We sponsor a defined-benefit pension plan for substantially all of our United States employees hired on or before December 31, 2003. In order to measure the expense and obligations associated with these retirement benefits, we must make a variety of estimates including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these liabilities, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. Our benefit plan committee determines the key assumptions related to the discount rate, expected investment rate of return and compensation increases after consulting with the actuarial firm that performs the calculations. Other assumptions are also set based on consultation with our actuaries.

         To determine our net accrued benefit and net periodic benefit cost, we form judgments about the best estimate for each assumption used in the actuarial computation. The most important assumptions that affect the computations are the discount rate and the expected long-term rate of return on plan assets.

         Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In determining the discount rate, we utilize the yield of a standardized benchmark, the Moody's Aa Corporate Bond Index, which consists of high quality fixed income investments, and round it to the nearest 25 basis points. The discount rate used to determine our retirement pension benefit obligation at September 30, 2005, was 5.25%. In 2005, a 50 basis point decrease in this discount rate would have increased the benefit obligation by $3.5 million and increased the net cost by 29%, or $364 thousand. Likewise in 2005, a 50 basis point increase in the discount rate would have decreased the benefit obligation by $3.08 million and decreased the net cost by 13%, or $168 thousand.

         The expected long-term rate of return on plan assets was based on our current asset allocations and the historical long-term performance, as adjusted for existing market conditions. Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in "Item 8 Financial Statements and Supplementary Data." We assumed a weighted-average expected long-term rate of return on pension plan assets of 8.50% to determine our net benefit cost in 2005. A 50 basis point decrease in the expected return would have increased the net cost by approximately 12%, or $148 thousand, in 2005. Likewise, a 50 basis point increase in the expected return would have decreased the net cost by $148 thousand.

INCOME TAXES

         Our effective tax rate is based on the expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe our positions may be overturned. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of changes to reserves that we consider appropriate. The rate is then applied to pre-tax income reported in our consolidated statements of operations. Our estimates of income tax items, expense and reserves are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors.

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

NEW ACCOUNTING STANDARDS

         In 2003, the Company adopted FASB Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies both the definition of the term "conditional asset retirement obligation" as that term is used in FASB Statement No. 143 and when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company's adoption of FIN 47 in March 2005 did not have a material impact on the Company's consolidated financial statements.

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

         In December 2004, the FASB amended FAS 123 ("SFAS 123(R)"), and the guidance contained therein was to become effective for the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed mandatory compliance with this standard starting with the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. Since the Company's next fiscal year will begin January 1, 2006, the Company intends to adopt SFAS 123 (R) in the first quarter of 2006, and such adoption is not anticipated to have a material effect on the Company's financial statements as the majority of our options issued prior to January 1, 2003, the date we adopted SFAS No. 123, have already vested.

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

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2005

         The discussion below references the consolidated statement of operations included in "Item 8 - Financial Statements and Supplementary Data."

         Net sales for the year ended December 31, 2005 were $535.9 million, compared with $461.8 million for 2004 and $374.5 million for 2003, which were increases of 16% and 23% in 2005 and 2004, respectively. Minerals contributed approximately 43% of the increase in net sales over 2004. The environmental and transportation segments contributed 51% and 12%, respectively, to the increase in net sales; intersegment shipping revenue increased by 6% over 2004. Approximately 4% of the growth in net sales for 2005 was attributed to acquisitions and fluctuations in foreign currency translation combined.

         In comparing 2004 with 2003, minerals accounted for approximately 54% of the increase, while environmental and transportation contributed 45% and 1%, respectively. Acquisitions and fluctuations in foreign currency translation accounted for approximately 32% and 14%, respectively, of the 2004 over 2003 increase.

         Gross profit was $138.0 million for the year ended December 31, 2005, compared with $118.6 million for 2004 and $100.1 million in 2003. The 16% increase in gross profit in 2005 over 2004 was generated by the growth in net sales. On a segment basis, minerals contributed approximately 30% of the increase over 2004, while environmental and transportation accounted for 63% and 7%, respectively. Relative to the comparison of 2004 with 2003, the 19% increase in gross profit followed sales growth. Minerals contributed approximately 53% of the growth in gross profit, while environmental and transportation accounted for 45% and 2%, respectively.

         Gross margin was 25.8% in 2005, 25.7% in 2004 and 26.7% in 2003. We did
not realize an improvement in gross margin in 2005 over 2004 due to higher raw material, transportation and energy-related costs. These higher costs depressed gross margins in both the minerals and environmental segments in 2005. The 100 basis point decline in 2004 from 2003 was also primarily influenced by higher production and transportation costs. Additionally, the environmental segment gross margins declined in 2004, due to a greater proportion of lower-margin product sales in that year.

         General, selling and administrative expenses were $90.9 million for the year ended December 31, 2005, compared with $82.6 million in 2004 and $71.1 million in 2003. The increase in 2005 over 2004 was primarily attributable to greater employee benefit and compensation costs, Sarbanes-Oxley compliance-related costs, and audit fees. The increase in 2004 over 2003 was attributed to a number of expenses including higher compensation, employee benefits and professional and consulting fees associated with Section 404 of the Sarbanes-Oxley Act. Included in the 2004 professional fees was $1.2 million for assistance in filing amended U.S. income tax returns.

         Operating profit was $47.1 million for the year ended December 31, 2005, compared with $36.0 million in 2004 and $29.0 million in 2003. The improvement in operating profit 2005 and 2004 resulted from the increase in sales and gross profit. Operating margin for 2005 was 8.8%, compared with 7.8% in 2004 and 7.7% in 2003. On a segment basis, minerals, environmental and transportation operating margins improved in 2005 over 2004 due to the relatively modest increases in general, selling and administrative expenses as compared with the increase in gross profit. In comparing 2004 with 2003, the minerals segment's operating margin increased; however, a decline in the environmental segment's margin offset the improvement.

         A review of sales, gross profit, general, selling and administrative expenses and operating profit by segment follows.

MINERALS SEGMENT

                                                                 YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------------------------------------
MINERALS                         2005                 2004                 2003            2005 vs. 2004         2004 vs. 2003
------------------------ -------------------  -------------------  -------------------  --------------------  -------------------
                                                                  (Dollars in Thousands)
Net sales                $ 295,686     100.0% $ 264,167     100.0% $ 217,203     100.0%    31,519       11.9%    46,964      21.6%
Cost of sales              236,916      80.1%   211,228      80.0%   174,048      80.1%
                         --------- ---------  --------- ---------  --------- ---------
  Gross profit              58,770      19.9%    52,939      20.0%    43,155      19.9%     5,831       11.0%     9,784      22.7%

General, selling and
 administrative expenses    22,268       7.5%    22,307       8.4%    19,693       9.1%       (39)      -0.2%     2,614      13.3%
                         --------- ---------  --------- ---------  --------- ---------
  Operating profit          36,502      12.4%    30,632      11.6%    23,462      10.8%     5,870       19.2%     7,170      30.6%

2005 vs. 2004

         Base businesses (those businesses owned for greater than one year) accounted for all of the growth over the prior year. Metalcasting and pet products revenues accounted for a large majority of the increase. Domestic metalcasting revenue growth was primarily attributed to selling price increases that were implemented to offset increases in raw materials, transportation and energy-related costs. Metalcasting revenue also improved due to higher sales volumes in China and Thailand. Higher volumes and selling price increases led to the improvement in pet products revenues. Specialty minerals revenues were relatively flat in comparison with the prior year. Detergent additives volumes declined in 2005 but were offset by increases in volumes and selling prices in the oil and gas drilling fluids product lines.

         Gross profit improved with the increase in net sales; however, gross margin declined by 10 basis points. Additionally, gross profit in 2005 benefited from a $2.1 million one-time reduction in mining-related taxes owed to the State of Montana. Excluding this benefit, gross profit would have improved over 2004 by approximately 7% and gross margin would have been 19.2%. Selling price increases were not large enough to offset the actual increase in raw materials, transportation and energy-related costs.

         General, selling and administrative expenses declined slightly in 2005 partly because 2004 included a charge for $0.9 million related to increased bad debt reserves. Also, 2005 included a benefit of $0.6 million related to a $0.5 million greater benefit from gains on the disposals of certain assets.

         Operating margin improved by 80 basis points due to flat general, selling and administrative expenses.

2004 vs. 2003

         The increase in sales resulted from strong volume growth in the metalcasting and specialty minerals businesses. Metalcasting sales were also aided by price increases implemented as result of rising raw material and transportation costs. The detergent additives business led the increase in specialty minerals sales. Pet products sales were relatively stable. Acquisitions and fluctuations in foreign currency translation accounted for approximately 11% and 13%, respectively, of the increase in sales.

         Gross profit increased commensurate with higher sales. Gross margin improved by 10 basis points due to higher volumes which contributed to lower production costs for certain businesses.

         General, selling and administrative expenses increased due to higher compensation and benefit costs. Acquisitions and foreign exchange also contributed to the increase.

         Operating profit improved due to the greater sales and gross profit as explained above. Operating margin improved by 80 basis points as a result of greater volume in the metalcasting and specialty minerals businesses.

ENVIRONMENTAL SEGMENT

                                                                 YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------------------------------------
ENVIRONMENTAL                    2005                 2004                 2003             2005 vs. 2004        2004 vs. 2003
------------------------ -------------------  -------------------  -------------------  --------------------  -------------------
                                                                  (Dollars in Thousands)
Net sales                $ 210,846     100.0% $ 172,723     100.0% $ 133,769     100.0%    38,123       22.1%    38,954      29.1%
Cost of sales              137,526      65.2%   111,565      64.6%    80,897      60.5%
                         --------- ---------  --------- ---------  --------- ---------
  Gross profit              73,320      34.8%    61,158      35.4%    52,872      39.5%    12,162       19.9%     8,286      15.7%

General, selling and
 administrative expenses    44,652      21.2%    40,636      23.5%    34,993      26.2%     4,016        9.9%     5,643      16.1%
                         --------- ---------  --------- ---------  --------- ---------
  Operating profit          28,668      13.6%    20,522      11.9%    17,879      13.3%     8,146       39.7%     2,643      14.8%

2005 vs. 2004

         Base businesses accounted for approximately 94% of the growth in net sales, while favorable foreign currency translation and acquisitions represented the remainder. Lining technologies and water treatment product line revenues accounted for a large majority of the increase. Higher volumes in all three regions, Americas, Europe/Middle East and Asia-Pacific, led to the increase in lining technologies revenues. We also benefited from higher average selling prices in the United States Water treatment revenues improved principally due to higher volumes and service activity in the oilfield services business.

         Gross profit increased in conjunction with sales. Gross margin decreased by 60 basis points due to a greater proportion of revenues generated from lower profit product lines. Certain lining technologies and oilfield service product/service lines have lower gross margins.

         General, selling and administrative expenses grew at more modest rates as employee headcount levels remained fairly stable compared with 2004.

         Operating profit improved inconjunction with the increase in gross profit. Operating margin improved by 170 basis points which largely resulted from the increase in general, selling and administrative expenses.

2004 vs. 2003

         The $39.0 million increase in sales was primarily attributed to the impact of acquisitions. The two acquisitions, which were completed as of January 1, 2004, contributed approximately 58% of the growth in sales. See Note 11 of the accompanying consolidated financial statements for further details on the acquisitions. Fluctuations in foreign currency translation accounted for approximately 17% of the increase. Strong volume increases in the European lining technologies and building materials businesses also contributed to the increase.

         Gross profit increased due to the increase in sales; however, gross margins declined by 410 basis points. Lower relative profitability on sales generated by the acquired businesses was the primary reason for the gross margin decline. The domestic businesses also experienced gross margin pressure due to increased raw materials and logistics costs.

         General, selling and administrative expenses increased due to higher compensation and benefit costs. Acquisitions and foreign exchange also accounted for the increase.

         Operating profit improved with the increase in sales and gross profit; however, operating margin declined by 140 basis points. As referenced in the explanation for the gross margin decline, acquisitions had the primary detrimental impact on operating margin.

TRANSPORTATION SEGMENT

                                                                 YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------------------------------------
TRANSPORTATION                   2005                 2004                 2003             2005 vs. 2004        2004 vs. 2003
------------------------ -------------------  -------------------  -------------------  --------------------  -------------------
                                                                  (Dollars in Thousands)
Net sales                $  49,708     100.0% $  40,650     100.0% $  37,549     100.0%     9,058       22.3%     3,101       8.3%
Cost of sales               43,775      88.1%    36,179      89.0%    33,508      89.2%
                         --------- ---------  --------- ---------  --------- ---------
  Gross profit               5,933      11.9%     4,471      11.0%     4,041      10.8%     1,462       32.7%       430      10.6%

General, selling and
 administrative expenses     3,216       6.5%     2,751       6.8%     2,494       6.6%       465       16.9%       257      10.3%
                         --------- ---------  --------- ---------  --------- ---------
  Operating profit           2,717       5.4%     1,720       4.2%     1,547       4.2%       997       58.0%       173      11.2%

2005 vs. 2004

         Revenues grew due to higher business levels, equipment utilization rates, and average rates charged to customers. Approximately 41% of the segment's revenues were generated from services provided to certain domestic subsidiaries within our minerals and environmental segments. Gross profit improved commensurate with the increase in revenues. Gross margin benefited from improved equipment utilization and higher revenue rates. Diesel fuel surcharges negatively impacted gross margin; however, the segment was able to offset a majority of the cost by passing-through those charges to customers.

2004 vs. 2003

         A majority of the increase in sales was attributed to greater intersegment business. Both the domestic minerals and environmental segments experienced higher volumes that led to the increase in transportation services. Intersegment sales accounted for approximately 39% of the segment total. Higher freight rates also contributed to the increase.

CORPORATE SEGMENT

                                                                        YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------------------
CORPORATE                                  2005         2004         2003           2005 VS. 2004            2004 VS. 2003
--------------------------------------  ----------   ----------   ----------   -----------------------  ------------------------
                                                                         (Dollars in Thousands)
Intersegment shipping sales             $  (20,316)  $  (15,762)  $  (14,038)
Intersegment shipping costs                (20,316)     (15,762)     (14,038)
                                        ----------   ----------   ----------
  Gross profit                                   -            -            -
Corporate general, selling and
 administrative expenses                    17,190       13,244       10,077   $    3,946         29.8% $    3,167          31.4%
Nanocomposite business development
 expenses                                    3,621        3,646        3,796          (25)        -0.7%       (150)         -4.0%
                                        ----------   ----------   ----------
Operating loss                          $  (20,811)  $  (16,890)  $  (13,873)  $   (3,921)        23.2% $   (3,017)         21.7%

2005 vs. 2004

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

         Corporate costs include management information systems, human resources, investor relations, corporate communications and finance. Additionally, marketing, research and development and operating costs related to the development of the nanocomposite business are included in this segment.

         As described in the comparison of 2004 with 2003 expenses, 2004 included $1.2 million of professional service fees, which are considered non-recurring in nature. Excluding these fees from our results in 2004, segment expenses in 2005 would have increased by approximately $5.1 million, or 39%. Contributing to the increase were greater expensese associated with stock-based compensation, corporate development activities, professional service fees related to Sarbanes-Oxley compliance, independent registered accountant services and tax services.

         Nanocomposite business development expenses were comparable to the prior-year. No material changes occurred in 2005 related to new customers or product introductions.

2004 vs. 2003

         We recorded approximately $1.2 million of tax consulting fees in 2004 in connection with the filing of amended federal income tax returns to claim refunds for increased deductions and credits for the 1999 through 2002 periods. Further background on the amended returns is described below in the income taxes narrative. Other operating expenses that impacted the segment were increased stock compensation costs and higher professional and consulting fees associated with Section 404 of the Sarbanes-Oxley Act compliance.

         Nanocomposite expenses declined slightly due lower net spending on business development expenses.

NET INTEREST EXPENSE

         Net interest expense was $1.7 million, $0.8 million, and $0.3 million in 2005, 2004, and 2003, respectively. Average debt levels were $34.6 million and $21.7 million in 2005 and 2004, respectively. Debt increased in 2005 principally due to higher average working capital and greater capital expenditures. In 2004, debt increased due to acquisitions and higher average working capital. Average interest rates on our funded debt were 4.7%, 2.8% and 2.0% in 2005, 2004 and 2003, respectively. A majority of the interest on our debt is based upon LIBOR rates.

OTHER INCOME (EXPENSE), NET

         Net other expense in 2005 was approximately $0.4 million and $0.1 million in 2005 and 2004, respectively. In 2003, we recognized net other income of $0.6 million. Other income is composed of a number of miscellaneous transactions, primarily foreign currency transaction gains and losses.

INCOME TAXES

         The effective income tax rate for 2005 was 25.9%, compared with 13.4% in 2004 and 34.0% in 2003. A schedule is included in Note 9, Income Taxes, as part of the Notes to Consolidated Financial Statements which reconciles the federal statutory income tax rate to our effective rate. The largest benefit to the tax rate in 2005 was higher depletions deductions, lower average foreign tax rates and reductions in estimates of 2004 taxes payable which were determined in conjunction with preparation of the income tax returns in 2005.

         In 2004, we recorded a reduction to income tax expense of $4.8 million associated with depletion deductions and research and development credits available in computing income tax expense. Approximately $0.8 million of this amount relates to changes in estimates resulting from the finalization, in 2004, of the tax return for the 2003 tax year. The remaining $4.0 million relates to the filing of amended federal income tax returns dating from 1999 through 2002.

         Regarding the amended income tax returns, after consultation with tax advisors, we recomputed our federal income tax liability for these periods after determining that we could increase certain deductions and credits as allowed under the Internal Revenue Code. The total refund claimed on the returns was $5.2 million; however, we determined that a contingency reserve was necessary to reflect potential reduction of the refund after examination of the returns by the IRS. No adjustments were recorded in 2005 to the contingency reserve established for these refund claims.

         We also recorded, in 2004, a $1.1 million credit to income tax expense for the adjustment of deferred income tax assets and income taxes payable at a U.K. subsidiary. A portion of this adjustment related to prior reporting periods, but was considered immaterial to those periods; therefore, the entire amount was reflected in 2004. If the $1.1 million and $4.8 million reductions had not been recorded, the effective income tax rate for 2004 would have been approximately 30%. No adjustments were recorded in 2005 to reflect a change in the estimates for these items.

INCOME FROM AFFILIATES AND JOINT VENTURES

         We reported income from affiliates and joint ventures of $2.9 million, $1.2 million and $0.6 million for 2005, 2004 and 2003, respectively. The major component of the increase for each of the last two years was largely related to our investments in two businesses based in India. One business has substantial bauxite and bentonite operations. Bauxite is used to produce alumina, which is then used to produce aluminum. The bauxite business had particularly strong earnings in the current year period. The second business in India is engaged in manufacturing, marketing and distributing a specialized bentonite application involving clarification of edible oils. That business, in which we own 50% of the equity, has increased its revenues substantially over the last two years and is now a leading supplier in the Indian market.

         Additionally, we increased our ownership percentage in our Japanese joint venture in August 2004 to 50% from 19%, and we began accounting for the income from that venture under the equity method.

DISCONTINUED OPERATIONS

         In September 2004, we filed an amended income tax return in the State of Mississippi requesting a refund of approximately $12.5 million of taxes paid relating to the gain on the sale of our absorbent polymer segment. The sale of the segment was reported as a discontinued operation in the second quarter of 2000. With the assistance of a professional accounting firm, we concluded that a gain on the sale of a business under these circumstances was not taxable in Mississippi according to its laws. After negotiations and hearings with officials, the Board of Review of the Mississippi State Tax Commission accepted our settlement offer of $7.8 million in June 2005, and we received payment of this refund in July 2005.

         Discontinued operations reported in 2003 reflected the recording of a tax benefit associated with the disposal of our U.K.-based metalcasting and cat litter businesses. The disposal transactions were completed in 2001.

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

NET INCOME

         Net income for 2005 was $41.0 million compared with $31.6 million and $28.9 million 2004 and 2003, respectively. In 2005 and 2003, net income included $4.8 million and $9.0 million, respectively, of a benefit from discontinued operations as previously discussed. The increase in income from continuing operations in both comparison periods (2005 vs. 2004 and 2004 vs. 2003) was attributed to the increase in operating profit for the reasons described earlier in this report. Net income in 2004 was also positively impacted by the adjustments to income tax expense which reduced the overall effective tax rate as previously discussed.

EARNINGS PER SHARE

         Diluted earnings per share were calculated using the weighted average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common share equivalents. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately
30.8 million in 2005, 30.7 million in 2004 and 29.8 million in 2003.

         There were 29.5 million shares outstanding, excluding common share equivalents, at December 31, 2005, compared with 29.1 million and 28.4 million at December 31, 2004 and December 31, 2003, respectively. The increase in shares in 2004 was due to exercise of stock options which was partially offset by stock repurchases. The 0.4 million share increase in 2005 was related to the issuance of shares of treasury stock to employees in connection with the exercise of stock options. This increase was partially offset by the repurchase of 105,000 shares of common stock on the open market.

         Diluted earnings per share from continuing operations in 2005 were $1.18 compared with $1.03 and $0.67 in 2004 and 2003, respectively. The improvement for both 2005 and 2004 was commensurate with the increase in net income from continuing operations previously described. Also benefiting 2004, was a reduction of income tax expense, described above, which contributed approximately $0.14 per share. Net income per diluted share was $1.33, $1.03, and $0.97 in 2005, 2004 and 2003, respectively. Both 2005 and 2003 were positively impacted by discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations, borrowings from a revolving credit facility and proceeds from the exercise of stock options by employees have been our sources of funds to purchase property, plant and equipment; acquire businesses; repurchase common stock; and pay dividends to shareholders. We believe cash flows from operations and borrowings from an unused and committed revolving credit facility will be adequate to support our operating plans for the foreseeable future. Following is a discussion and analysis of our cash flow activities as presented in the Consolidated Statements of Cash Flows within Item 8 of this report.

         Cash provided by operating activities of continuing operations was $36.3 million, compared with $17.4 million in 2004 and $28.6 million in 2003. In 2005, our cash flows benefited from higher income from continuing operations and slower growth in working capital. The decline in 2004 was primarily attributed to cash used for working capital. Accounts receivable and inventories in 2005 increased by $24.6 million over 2004; they increased in 2004 by $38.9 million over 2003. The increases were commensurate with our sales growth.

         Net cash used in investing activities in 2004 was $22.3 million, compared with $26.1 million and $22.8 million in 2004 and 2003, respectively. Capital expenditures totaled $28.6 million in 2005, compared with $21.7 and $15.8 million in 2004 and 2003, respectively. Tax refunds provided by discontinued operations were $4.8 million and $8.6 million in 2005 and 2004, respectively.

         The increase in capital expenditures in 2005 over 2004 was due to a number of new investment sites including a metalcasting products plant in the United States and a lining technologies manufacturing plant in Spain. Capital expenditures increased in 2004 over 2003 primarily due to an acquisition of a vacant facility in the United States for $4.4 million that we plan to use for consolidating certain manufacturing operations for our environmental segment. The remaining portion of the increase in 2004 was due to further expansion of operations in Asia.

         Acquisitions were $2.1 million, $13.3 million and $7.1 million in 2005, 2004 and 2003, respectively. In 2004, we acquired two businesses related to our environmental segment.

         Cash used in financing activities was $11.8 million in 2005 and $11.6 million in 2003. Financing activities provided cash totaling $9.3 million in 2004. Financing cash flows are primarily affected by borrowings from our revolving credit facility. We had net borrowings of debt from the revolving credit facility totaling $20.5 million in 2004 and net repayments of $8.3 million in 2003. Net borrowings were negligible in 2005. The increase in borrowings in 2004 was attributed to acquisitions and funding working capital growth. Net debt repayments in 2003 were the result of higher cash flow from operations and relatively lower spending on acquisitions. Acquisitions completed in 2002 were the primary reason for the net borrowings in that year.

         As noted in Item 5 of this Form 10-K, we repurchased approximately $2.0 million of our common stock in 2005 compared with $2.9 million in 2004 and $1.6 million in 2003. Approximately $8.0 million remains in funds authorized by our Board of Directors for stock repurchases. We elect to repurchase our common stock in the open market from time to time when we believe utilizing funds in this manner will provide a good return to our shareholders.

         Dividends on our common stock were $11.3 million in 2005, compared with $9.4 million in 2004 and $4.6 million in 2003. Declared dividends were $0.38 per share in 2005, compared with $0.32 per share in 2004 to $0.16 per share in 2003. The increases reflected the improvement in our earnings and cash flows from 2003 through 2005.

         As of December 31, 2005, we had outstanding debt of $34.8 million and cash of $16.0 million, compared with $34.3 million of outstanding debt and $17.6 million of cash at December 31, 2004. Total funded debt represented 12% of total capitalization at December 31, 2005, compared with 13% at December 31, 2004.

         We had a current ratio of 3.3-to-1 and working capital of approximately $148.2 million as of December 31, 2005, compared with 3.1-to-1 and $131.0 million, respectively, as of December 31, 2004. The current ratio and working capital increased due to the growth in sales we experienced in 2005.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following schedule sets forth details of our long-term contractual obligations at December 31, 2005:

                                                               PAYMENTS DUE BY PERIOD
                                           --------------------------------------------------------------
                                                           LESS
                                                          THAN 1         2-3          4-5        AFTER 5
                                              TOTAL        YEAR         YEARS        YEARS        YEARS
                                           ----------   ----------   ----------   ----------   ----------
                                                                   (in millions)
Bank debt                                        34.8   $        -   $      1.8   $     28.3   $      4.8
Lease obligations                                13.9          4.8          6.7          1.6          0.8
Capital expenditures                              1.3          1.3            -            -            -
                                           ----------   ----------   ----------   ----------   ----------
Total contractual cash obligations         $     48.7   $      4.8   $      8.5   $     29.9   $      5.6
                                           ==========   ==========   ==========   ==========   ==========

         Bank debt includes approximately $25.8 million due under a revolving credit agreement, which provides for a commitment of $120 million in borrowing capacity and matures on October 31, 2010. The agreement is a multi-currency arrangement that allows us to borrow certain foreign currencies at rates that can range from 0.50% to 1.125% above the London Inter Bank Offered Rate (LIBOR), depending upon the amount of the credit line used and certain capitalization ratios. The facility requires us to meet certain covenants, such as specific amounts of net worth, and limits our ability to make additional borrowings and guarantees. We were in compliance with these covenants at December 31, 2005.

         Operating leases relate to non-cancelable obligations for railroad cars, truck trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Additional information regarding operating leases is disclosed in Note 14 of Notes to the Consolidated Financial Statements included in Part IV of this report.

         The Company occasionally enters into unconditional purchase obligations which contemplate future, irrevocable payments under enforceable contracts which can not be cancelled without penalty. Such payments are excluded from the above table as they are entered into in the ordinary course of business, and we believe the anticipated expenditures associated with them are not material.

         We have recorded $5 million of liabilities to satisfy the land reclamation obligations discussed in Note 1 of our Notes to Consolidated Financial Statements. Expenditures to satisfy these liabilities are excluded from the above table of contractual obligations as the timing of these payments are not contractually due until the expiration of individual mining permits, which are frequently renewed.

         We anticipate our funding obligation for our defined benefit pension plan will approximate $1 million in 2006. That amount principally represents contributions required by regulations or laws. We have not presented this obligation or the obligation for future years in the table above as the funding can vary from year to year based on changes in fair value of pension plan assets and actuarial assumptions.

         At December 31, 2005 and 2004, we had outstanding standby letters of credit of $14.2 million and $13.9 million, respectively, which are not included in the obligations in the table above. These letters of credit typically serve to guarantee the Company's performance of its obligations related to land reclamation and workers' compensation claims. We have recognized the estimated costs of our obligations related to land reclamation and workers' compensation claims in our consolidated balance sheets as of December 31, 2005 and 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a multinational corporation that manufactures and markets products in countries throughout the world, we are subject to certain market risks, including those related to foreign currency, interest rates and government actions. We use a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. We use derivative financial instruments only for risk management and do not use them for trading or speculative purposes.

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

         Our various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2005, we did not have any material foreign currency contracts outstanding.

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

                                                                       EXPECTED MATURITY DATE
                                  ------------------------------------------------------------------------------------------------
                                     2006        2007        2008        2009         2010      THEREAFTER     TOTAL    FAIR VALUE
                                  ---------   ----------  ----------  ----------   ----------   ----------  ----------  ----------
(US$ equivalent in thousands)
Short-term debt:
   Fixed rate                     $       -   $        -  $        -  $        -   $        -   $        -  $        -  $        -
   Interest rate                          -            -           -           -            -            -
Long-term debt:
   Variable rate (US$)                    -        1,768           -           -        9,000        4,800      15,568      15,568
   Average interest rate                  -         5.02%          -           -         5.15%        3.60%
   Fixed rate (THB)                       -            -           -           -        2,511            -       2,511       2,511
   Interest rate                          -            -           -           -         6.69%           -
   Variable rate (UK(pound))              -            -           -           -       10,839            -      10,839      10,839
   Average interest rate                  -            -           -           -         5.14%           -
   Variable rate ((euro))                 -            -           -           -        5,920            -       5,920       5,920
   Average interest rate                  -            -           -           -         2.94%           -
                                  ---------   ----------  ----------  ----------   ----------   ----------  ----------  ----------
Total                             $       -   $    1,768  $        -  $        -   $   28,270   $    4,800  $   34,838  $   34,838
                                  =========   ==========  ==========  ==========   ==========   ==========  ==========  ==========

         We periodically use interest rate swaps to manage interest rate risk on debt securities. These instruments allow us to change the characteristics of variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2005 and 2004, there were no interest rate swaps outstanding.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports we file or submit under the Exchange Act.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

         Our independent registered public accounting firm has audited our assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report as stated in their report, which appears in Part IV of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include in their annual reports on Form 10-K an assessment by management of the effectiveness of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. As described in our annual report on Form 10-K for the year ended December 31, 2004, as amended, we identified a material weakness in internal control over financial reporting relative to our accounting for income taxes. In particular, our design of internal control did not address the accounting considerations arising from the filing of tax returns or the timing of recording changes in accounting estimates relating to income taxes of foreign subsidiaries. As a result of the foregoing and in the fiscal quarter ended March 31, 2005, we began implementing changes in our internal control over financial reporting that materially affected or were reasonably likely to materially affect our internal control over financial reporting.

         Specifically, these changes included restructuring the responsibility for income taxes, formalizing our oversight relating to accounting for income taxes by developing procedures to both monitor significant income tax events and determine appropriate accounting treatment for certain deduction and credit positions taken in income tax returns, both amended and original, and developing a program to provide increased training to improve our accounting for income taxes. Additionally, we enhanced our internal control over financial reporting of our foreign subsidiaries to assure that the consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States and that changes in accounting estimates are recorded in the proper reporting period. We also revised the process of how we calculate and report our tax expense and related balance sheet accounts, and we retained a professional accounting firm to assist us in the preparation of these tax accounts for each financial reporting period. Lastly, the Chief Financial Officer conducted an annual assessment of our staff's knowledge of accounting principles generally accepted in the United States and provided additional training where necessary.

         In order to conclude on the effectiveness of our remediation activities, we were required to test the effectiveness of the changes in our internal control over financial reporting over successive quarters to prove their operating effectiveness. Given that our remedial efforts continued through the year ended December 31, 2005, it is only as of the fourth quarter in 2005 that we are able to conclude on our remediation activities and our changes in internal control over financial reporting. Accordingly, we have determined that the material weakness in our internal control over financial reporting as described in our annual report on Form 10-K, for the year ended December 31, 2004, as amended, was remediated.

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

ITEM 15(A) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                          ------
         (1)    Financial Statements:
                Report of Independent Registered Public Accounting Firm    F-2
                Consolidated Balance Sheets, December 31, 2005 and 2004    F-4
                Consolidated Statements of Operations, Years ended
                 December 31, 2005, 2004 and 2003                          F-6
                Consolidated Statements of Comprehensive Income,
                 Years ended December 31, 2005, 2004 and 2003              F-7
                Consolidated Statements of Stockholders' Equity,
                 Years ended December 31, 2005, 2004 and 2003              F-8
                Consolidated Statements of Cash Flows, Years ended
                 December 31, 2005, 2004 and 2003                          F-9
                Notes to Consolidated Financial Statements                 F-10

         All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is not material.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMCOL International Corporation:

We have audited the consolidated financial statements of AMCOL International Corporation and subsidiaries as listed in the accompanying index. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that AMCOL International Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMCOL International Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and signifcant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly refect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management's assessment that AMCOL International Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Interal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, AMCOL International Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2003.

                                                            KPMG LLP

Chicago, Illinois
March 16, 2006

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                   DECEMBER 31,
                                                             -----------------------
                       ASSETS                                   2005         2004
----------------------------------------------------------   ----------   ----------
Current assets:
  Cash                                                       $   15,997   $   17,594
  Accounts receivable:
    Trade, less allowance for doubtful accounts of
     $2,350 and $4,637 in 2005 and 2004, respectively            98,824       86,128
    Other                                                         2,901        2,214
  Inventories                                                    77,928       63,882
  Prepaid expenses                                                6,595        7,111
  Current deferred tax assets                                     3,698        4,293
  Income taxes receivable                                         4,864       10,750
  Assets held for sale                                              402          752
                                                             ----------   ----------
    Total current assets                                        211,209      192,724
                                                             ----------   ----------
Investment in and advances to joint ventures                     19,730       16,133
                                                             ----------   ----------
Property, plant, equipment, and mineral
 rights and reserves:
  Land and mineral rights                                        12,761       12,019
  Depreciable assets                                            252,430      247,280
                                                             ----------   ----------
                                                                265,191      259,299
  Less: accumulated depreciation                                165,127      165,658
                                                             ----------   ----------
                                                                100,064       93,641
                                                             ----------   ----------
Other assets:
  Goodwill                                                       20,644       19,225
  Intangible assets, less accumulated amortization
    of $5,479 and $4,629 in 2005 and 2004, respectively           3,009        3,802
  Deferred tax assets                                             4,579        3,710
  Other assets                                                    9,294        7,207
                                                             ----------   ----------
                                                                 37,526       33,944
                                                             ----------   ----------
                                                             $  368,529   $  336,442
                                                             ==========   ==========

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                    DECEMBER 31,
                                                             -----------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY                 2005           2004
----------------------------------------------------------   ----------   ----------
Current liabilities:
  Accounts payable                                               24,722   $   25,474
  Accrued liabilities                                            38,547       36,207
                                                             ----------   ----------
    Total current liabilities                                    63,269       61,681
                                                             ----------   ----------
Long-term debt                                                   34,838       34,295
                                                             ----------   ----------
Minority interests in subsidiaries                                  259            5
Deferred compensation                                             7,045        5,872
Other liabilities                                                14,262       12,655
                                                             ----------   ----------
                                                                 21,566       18,532
                                                             ----------   ----------
Stockholders' equity:
  Common stock, par value $.01 per share. Authorized
   100,000,000 shares; issued 32,015,771 shares
   in 2005 and 2004                                                 320          320
  Additional paid in capital                                     72,194       69,763
  Retained earnings                                             184,125      154,366
  Accumulated other comprehensive income                          8,644       14,905
                                                             ----------   ----------
                                                                265,548      239,354
Less:
  Treasury stock (2,232,132 and 2,620,016 shares in 2005
  and 2004, respectively)                                        16,427       17,420
                                                             ----------   ----------
                                                                248,856      221,934
                                                             ----------   ----------
                                                             $  368,529   $  336,442
                                                             ==========   ==========

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                2005         2004          2003
                                                             ----------   ----------    ----------
CONTINUING OPERATIONS
Net sales                                                    $  535,924   $  461,778    $  374,483
Cost of sales                                                   397,901      343,210       274,415
                                                             ----------   ----------    ----------
  Gross profit                                                  138,023      118,568       100,068
General, selling and administrative expenses                     90,947       82,584        71,053
                                                             ----------   ----------    ----------
  Operating profit                                               47,076       35,984        29,015
                                                             ----------   ----------    ----------
Other income (expense):
  Interest expense, net                                          (1,660)        (826)         (280)
  Other, net                                                       (393)         (86)          526
                                                             ----------   ----------    ----------
                                                                 (2,053)        (912)          246
                                                             ----------   ----------    ----------
  Income before income taxes, income from affiliates and
   joint ventures                                                45,023       35,072        29,261
Income tax expense                                               11,645        4,687         9,946
                                                             ----------   ----------    ----------
  Income before income from affiliates and
   joint ventures                                                33,378       30,385        19,315
Income from affiliates and joint ventures                         2,912        1,180           600
                                                             ----------   ----------    ----------
  Income from continuing operations                              36,290       31,565        19,915
                                                             ----------   ----------    ----------

DISCONTINUED OPERATIONS
Gain on 2001 disposal (including income tax benefits
   of $5,255 and $8,741 in 2005 and 2003, respectively)           4,755            -         8,950
                                                             ----------   ----------    ----------
  Income from discontinued operations                             4,755            -         8,950
                                                             ----------   ----------    ----------
Net income                                                   $   41,045   $   31,565    $   28,865
                                                             ==========   ==========    ==========

          See accompanying notes to consolidated financial statements.

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                2005         2004          2003
                                                             ----------   ----------    ----------
EARNINGS PER SHARE
Basic earnings per share:
  Continuing operations                                      $     1.23   $     1.08    $     0.70
                                                             ----------   ----------    ----------
  Discontinued operations:
    Gain on disposal                                               0.16            -          0.32
                                                             ----------   ----------    ----------
                                                                   0.16            -          0.32
                                                             ----------   ----------    ----------
  Net income                                                 $     1.39   $     1.08    $     1.02
                                                             ==========   ==========    ==========
Diluted earnings per share:
  Continuing operations                                      $     1.18   $     1.03    $     0.67
                                                             ----------   ----------    ----------
  Discontinued operations:
    Gain on disposal                                               0.15            -          0.30
                                                             ----------   ----------    ----------
                                                                   0.15            -          0.30
                                                             ----------   ----------    ----------
  Net income                                                 $     1.33   $     1.03    $     0.97
                                                             ==========   ==========    ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                     YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                2005         2004          2003
                                                             ----------   ----------    ----------
Net income                                                   $   41,045   $   31,565    $   28,865
Other comprehensive income (loss) -
  Minimum pension liability (net of $169 tax
   benefit in 2005 and $0 in 2004)                                  154         (457)            -
  Foreign currency translation adjustment                        (6,415)       6,990         6,367
                                                             ----------   ----------    ----------
Comprehensive income                                         $   34,784   $   38,098    $   35,232
                                                             ==========   ==========    ==========

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                              COMMON STOCK                                  ACCUMULATED
                                        ------------------------                               OTHER
                                           NUMBER                 ADDITIONAL               COMPREHENSIVE
                                             OF                     PAID-IN     RETAINED      INCOME       TREASURY
                                           SHARES       AMOUNT      CAPITAL     EARNINGS      (LOSS)        STOCK        TOTAL
                                        ------------  ----------  ----------   ----------  -------------  ----------   ----------
Balance at December 31, 2002              32,015,771  $      320  $   69,850   $  107,874  $       2,005  $  (22,114)  $  157,935
Net income                                         -           -           -       28,865              -           -       28,865
Cash dividends ($0.16 per share)                   -           -           -       (4,560)             -           -       (4,560)
Currency translation adjustment                    -           -           -            -          6,367           -        6,367
Purchase of 266,963 treasury shares                -           -           -            -              -      (2,853)      (2,853)
Sales of 1,492,806 treasury shares
 pursuant to options                               -           -      (5,145)           -                      7,273        2,128
Tax benefit from employee stock plans              -           -       2,195            -              -           -        2,195
Vesting of common stock in connection
 with employee stock plans                         -           -         613            -              -         760        1,373
                                        ------------  ----------  ----------   ----------  -------------  ----------   ----------
Balance at December 31, 2003              32,015,771         320      67,513      132,179          8,372     (16,934)     191,450
Net income                                                                         31,565                                  31,565
Cash dividends ($0.32 per share)                                                   (9,378)                                 (9,378)
Currency translation adjustment                                                                    6,990                    6,990
Purchase of 189,800 treasury shares                                                                           (3,243)      (3,243)
Sales of 477,809 treasury shares
 pursuant to options                                                  (1,551)                                  2,757        1,206
Tax benefit from employee stock plans                                  2,027                                                2,027
Vesting of common stock in connection
 with employee stock plans                                             1,774                                                1,774
Minimum pension liability                                                                           (457)                    (457)
                                        ------------  ----------  ----------   ----------  -------------  ----------   ----------
Balance at December 31, 2004              32,015,771         320      69,763      154,366         14,905     (17,420)     221,934
Net income                                                                         41,045                                  41,045
Cash dividends ($0.38 per share)                                                  (11,286)                                (11,286)
Currency translation adjustment                                                                   (6,415)                  (6,415)
Purchase of 109,629 treasury shares                                                                           (2,058)      (2,058)
Sales of 497,513 treasury shares
 pursuant to options                                                  (1,561)                                  3,051        1,490
Tax benefit from employee stock plans                                  1,601                                                1,601
Vesting of common stock in connection
 with employee stock plans                                             2,391                                                2,391
Minimum pension liability                                                                            154                      154
                                        ------------  ----------  ----------   ----------  -------------  ----------   ----------
Balance at December 31, 2005              32,015,771         320      72,194      184,125          8,644     (16,427)     248,856
                                        ============  ==========  ==========   ==========  =============  ==========   ==========

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                       2005          2004          2003
                                                                    ----------    ----------    ----------
                                                                                  (revised)*    (revised)*
Cash flow from operating activities:
   Net income                                                       $   41,045    $   31,565    $   28,865
   Adjustments to reconcile net income to net cash provided
    by operating activities:
   Non-cash items:
      Gain on the disposal of discontinued operations                   (4,755)            -        (8,950)
      Depreciation, depletion, and amortization                         19,558        20,124        18,910
      Undistributed earnings from affiliates and joint ventures         (3,156)         (867)         (403)
      Minority interest in income of subsidiaries                           42             7             -
      Increase (decrease) in allowance for doubtful accounts            (2,381)        1,063           813
      Decrease (increase) in deferred income taxes                      (1,139)         (995)       (2,663)
      Tax benefit from employee stock plans                              1,601         2,027         2,195
      Gain on sale of depreciable assets                                (1,433)         (311)          (73)
      Stock compensation expense                                         2,391         1,772           613
      Other non-cash charges                                                            (457)            -

   (Increase) decrease in current assets, net of effects of
    acquisitions:
      Accounts receivable                                              (10,172)      (22,040)      (12,615)
      Income taxes receivable                                            5,886        (3,869)          777
      Inventories                                                      (14,046)      (16,817)       (6,721)
      Prepaid expenses                                                     508        (2,003)       (1,588)
   Increase (decrease) in current liabilities, net of
    effects of acquisitions:
      Accounts payable                                                  (1,109)        2,897         2,447
      Accrued liabilities                                                2,878         5,975         8,841
   Increase in other noncurrent assets                                  (2,362)       (1,893)       (1,345)
   Increase (decrease) in other noncurrent liabilities                   2,934         1,209          (457)
                                                                    ----------    ----------    ----------
         Net cash provided by operating activities of continuing
          operations                                                    36,290        17,387        28,646
                                                                    ----------    ----------    ----------
Cash flow from investing activities:
   Proceeds from sale of depreciable assets                              3,574           739           195
   Capital expenditures for land, mineral reserves,
    and depreciable assets                                             (28,626)      (21,627)      (15,795)
   (Increase) decrease in investments in and advances to
    affiliates and joint ventures                                         (901)         (775)          (49)
   Acquisitions                                                         (2,118)      (13,333)       (7,144)
   Net tax refunds from the sale of discontinued operations              4,755         8,625             -
   Receipts from (payments to) minority interest partners                  259          (111)         (499)
   Decrease (increase) in other assets                                     735           427           505
                                                                    ----------    ----------    ----------
         Net cash used in investing activities                         (22,322)      (26,055)      (22,787)
                                                                    ----------    ----------    ----------
Cash flow from financing activities:
   Proceeds from issuance of debt                                       55,785        88,208        17,145
   Principal payments of debt                                          (55,764)      (67,718)      (25,469)
   Proceeds from sales of treasury stock                                 1,397         1,090         2,888
   Purchases of treasury stock                                          (1,965)       (2,879)       (1,593)
   Dividends paid                                                      (11,286)       (9,377)       (4,560)
                                                                    ----------    ----------    ----------
         Net cash provided by (used in) financing activities           (11,833)        9,324       (11,589)
                                                                    ----------    ----------    ----------
Effect of foreign currency rate changes on cash                         (3,732)        3,413         3,658
                                                                    ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents                    (1,597)        4,069        (2,072)
Cash and cash equivalents at beginning of year                          17,594        13,525        15,597
                                                                    ----------    ----------    ----------
Cash and cash equivalents at end of year                            $   15,997    $   17,594    $   13,525
                                                                    ==========    ==========    ==========
Supplemental disclosures of cash flow information:
Cash paid for:
   Interest, net                                                    $    1,755    $      537    $      415
                                                                    ==========    ==========    ==========
   Net income taxes paid (refunded)                                 $    1,451    $     (706)   $   12,808
                                                                    ==========    ==========    ==========

         *See Note 1 of the notes to consolidated financial statements.
          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Segments

         We operate in two principal areas of activity: minerals and environmental. We also operate a transportation business which includes delivery of our own products. The composition of consolidated revenues by segment is as follows:

                                       PERCENTAGE OF SALES
                                 --------------------------------
                                   2005        2004        2003
                                 --------    --------    --------
Minerals                               55%         57%         58%
Environmental                          39%         37%         36%
Transportation                          9%          9%         10%
Intersegment Shipping                  -3%         -3%         -4%
                                 --------    --------    --------
                                      100%        100%        100%
                                 ========    ========    ========

         Further descriptions of our products, principal markets and the relative significance of segement operations within AMCOL International Corporation (the Company) are included in Note 3, "Business Segment and Geographic Area Information."

         Principles of Consolidation

         The consolidated financial statements include the accounts of our domestic and foreign subsidiaries. We consolidate all subsidiaries which are greater than 50% owned by us. Our ownership interests in the Mexican, Indian, and Egyptian ventures range between 20% and 50%. Accordingly, these investments are accounted for using the equity method. Our ownership interest in the Japanese investment is recorded at cost. All material intercompany balances and transactions including profits on inventories, have been eliminated in consolidation.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

         Inventories

         Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (FIFO) or moving average methods. Exploration costs are expensed as incurred. Costs incurred in removing overburden and mining bentonite are capitalized as advance mining costs until the bentonite from the mining area is transported to the plant site, at which point the costs are included in crude bentonite stockpile inventory.

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

         Impairment of Long-Lived Assets

         We review the carrying values of long-lived assets whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal.

         Income Taxes

         We file a consolidated tax return for our U.S. based subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Revenue Recognition

         Product revenue is recognized when products are shipped to customers. Allowances for discounts, rebates, and estimated returns are recorded at the time of sale and are reported as a reduction in revenue. We generate some sales through independent, third-party representatives. These sales are recorded in revenues, and the commission compensation paid to the representatives is recorded in general, selling and administrative expenses.

         Transportation segment revenue for freight delivery services is recognized when the service is provided. Amounts payable for purchased transportation, commissions and insurance are accrued when the related revenue is recognized.

         Service revenues, primarily earned by the environmental segment, represent less than 10% of consolidated net sales. Revenue for services performed are recognized in the period such services are performed.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         Shipping Revenues and Costs

         We report shipping and handling costs that are passed on to customers as sales revenue and cost of sales in the consolidated statements of operations.

         Product Liability & Warranty Expenses

         We report expenses incurred for warranty and product costs in general, selling and administrative expenses in the consolidated statements of operations. Our warranty accrual is based on known warranty issues as of the balance sheet date as well as a reserve for unidentified claims based on historical experience.

         Land Reclamation

         We mine various minerals using a surface-mining process that requires the removal of overburden. We are obligated to restore the land comprising each mining site upon completion of mining activity. We recognize this liability for land reclamation based on the estimated fair value of the obligation. The obligation is adjusted to reflect the passage of time and changes in estimated future cash outflows. The following table presents our reclamation liability and changes therein for 2005 and 2004:

                                                      2005          2004
                                                   ----------    ----------
Balance at beginning of the year                   $    4,850    $    5,060
Settlement of obligations                              (1,403)       (1,325)
Liabilities incurred and accretion expense              1,519         1,115
                                                   ----------    ----------
Balance at the end of the period                   $    4,966    $    4,850
                                                   ==========    ==========

         Research and Development

         Research and development costs are included in general, selling and administrative expenses.

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

                                                                      2005          2004           2003
                                                                 ------------   ------------   ------------
Weighted average of common shares outstanding for the year         29,525,033     29,140,892     28,357,009
Dilutive impact of stock equivalents                                1,278,105      1,561,969      1,492,569
                                                                 ------------   ------------   ------------
Weighted average of common and common equivalent
 shares for the year                                               30,803,138     30,702,861     29,849,578
                                                                 ============   ============   ============
Common shares outstanding at December 31                           29,783,639     29,395,755     29,107,746
                                                                 ============   ============   ============
Weighted average anti-dilutive shares excluded from
 the computation of diluted earnings per share                        248,685        234,970              -
                                                                 ============   ============   ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         Stock-Based Compensation

         Prior to 2003, we accounted for fixed plan stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in operations prior to 2003, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and elected to apply these provisions prospectively, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, to all employee awards granted, modified, or settled after January 1, 2003. Awards under our plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2003 and each year thereafter is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

         Results for prior years have not been adjusted to reflect the use of the fair value based method of accounting for employee awards. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                     2005           2004           2003
                                                                 ------------   ------------   ------------
Net income, as reported                                          $     41,045   $     31,565   $     28,865
Add:  Stock-based employee compensation expense included
 in reported net income, net of related tax effects                     1,470          1,090            405
Deduct:  Total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects                                            (1,612)        (1,348)          (962)
                                                                 ------------   ------------   ------------
Pro forma net income                                             $     40,903   $     31,307   $     28,308
                                                                 ============   ============   ============
Earnings per share:
  Basic - as reported                                            $       1.39   $       1.08   $       1.02
  Basic - pro forma                                              $       1.39   $       1.07   $       1.00

  Diluted - as reported                                          $       1.33   $       1.03   $       0.97
  Diluted - pro forma                                            $       1.33   $       1.02   $       0.95

         Derivative Instruments and Hedging Activities

         Occasionally, we use derivative financial instruments (principally interest rate swaps or options) to manage exposure to changes in interest rates. We do not use derivative instruments for trading or other speculative purposes, and we did not have any derivative financial instruments outstanding at either December 31, 2005 or 2004.

         Reclassifications and Revisions

         Certain items in the consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation for 2005. These reclassifications did not have a material impact on our financial statements.

         Beginning in the quarter ended March 31, 2005 and for all periods thereafter, we began reporting certain expenses related to product liability, warranty and royalty expenses in general, selling and administrative expenses rather than as deductions within net sales. For the 2004 and 2003 periods presented herein, these deductions have been reclassified to conform to the current year financial statement presentation. This change in financial statement presentation did not impact reported net income or earnings per share.

         We have revised the 2004 and 2003 consolidated statement of cash flows presented herein to include the effect of discontinued operations within the operating and investing portions of those statements as opposed to showing these cash flows as a separate category within the consolidated statement of cash flows. In 2004, this revision has the effect of decreasing cash used in investing activities by $8,625 to $26,055 versus the $34,680 previously reported. In 2003, this revision did not affect either the total cash flows provided from operating activities or the total cash flows used in investing activities.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(2)      DISCONTINUED OPERATIONS

         In 2004, we filed an amended tax return seeking a refund of state taxes paid on the sale of our absorbent polymers segment that occurred in 2000. No amounts for this refund were reflected in the financial statements in 2004. In June 2005, we successfully settled this claim for $7,800 and recorded a net income tax receivable of $5,255, accrued professional fees of $500 and a gain on the sale of discontinued operations of $4,755.

         In 2003, the Internal Revenue Service concluded audits which resulted in an actual tax liability that was lower than the amounts previously estimated. Consequently in 2003, we recorded $8.9 million of income from discontinued operations related to the sale of the Company's U.K. metalcasting business in 2001 and closure of the U.K. cat litter business in 2000.

(3)      BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

         We operate in two principal business segments: minerals and environmental. We also operates a transportation business. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long-haul trucking business and a freight brokerage business that provides services to our subsidiaries as well as third-party customers.

         We identify segments based on management responsibility and the nature of the business activities of each component of the Company. Intersegment sales are insignificant, other than intersegment shipping, which is disclosed in this Note. We measures segment profit based on operating profit, which is defined as sales less cost of sales and general, selling and administrative expenses related to a segment's operations. The costs deducted to arrive at operating profit do not include interest or income taxes.

         Segment assets are those assets used in the operations of that segment. Corporate assets include cash, corporate leasehold improvements, the nanocomposite investment and other miscellaneous equipment.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         The following summaries set forth certain financial information by business segment and geographic area as of and for the years ended December 31, 2005, 2004 and 2003:

                                                                     2005           2004           2003
                                                                 ------------   ------------   ------------
Business Segment:
     Revenues:
         Minerals                                                $    295,686   $    264,167   $    217,203
         Environmental                                                210,846        172,723        133,769
         Transportation                                                49,708         40,650         37,549
         Intersegment shipping                                        (20,316)       (15,762)       (14,038)
                                                                 ------------   ------------   ------------
              Total                                              $    535,924   $    461,778   $    374,483
                                                                 ============   ============   ============
     Operating profit (loss):
         Minerals                                                $     36,502   $     30,632   $     23,462
         Environmental                                                 28,668         20,522         17,879
         Transportation                                                 2,717          1,720          1,547
         Corporate                                                    (20,811)       (16,890)       (13,873)
                                                                 ------------   ------------   ------------
              Total                                              $     47,076   $     35,984   $     29,015
                                                                 ============   ============   ============
     Assets:
         Minerals                                                $    186,718   $    172,972   $    144,973
         Environmental                                                146,588        128,154         83,459
         Transportation                                                 3,027          3,122          1,891
         Corporate                                                     32,196         32,194         35,006
                                                                 ------------   ------------   ------------
              Total                                              $    368,529   $    336,442   $    265,329
                                                                 ============   ============   ============
     Depreciation, depletion and amortization:
         Minerals                                                $     10,295   $     10,546   $     10,334
         Environmental                                                  6,316          6,751          6,002
         Transportation                                                    97            108             88
         Corporate                                                      2,850          2,719          2,486
                                                                 ------------   ------------   ------------
              Total                                              $     19,558   $     20,124   $     18,910
                                                                 ============   ============   ============
Capital expenditures:
         Minerals                                                $     13,751   $      9,860   $      6,464
         Environmental                                                 13,198         10,647          7,660
         Transportation                                                    29            101             80
         Corporate                                                      1,648          1,019          1,591
                                                                 ------------   ------------   ------------
              Total                                              $     28,626   $     21,627   $     15,795
                                                                 ============   ============   ============
     Research and development expenses:
         Minerals                                                $      2,715   $      2,517   $      2,184
         Environmental                                                  1,865          1,921          1,873
         Corporate                                                      1,665            911            961
                                                                 ------------   ------------   ------------
              Total                                              $      6,245   $      5,349   $      5,018
                                                                 ============   ============   ============

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                                     2005           2004           2003
                                                                 ------------   ------------   ------------
Geographic area:
     Sales to unaffiliated customers shipped to:
         Americas                                                $    356,777   $    296,897   $    252,797
         Europe                                                       127,987        124,260         90,719
         Asia Pacific                                                  51,160         40,621         30,967
                                                                 ------------   ------------   ------------
              Total                                              $    535,924   $    461,778   $    374,483
                                                                 ============   ============   ============
     Operating profit from sales to:
         Americas                                                $     22,443   $     17,853   $     16,244
         Europe                                                        15,905         12,679          8,658
         Asia Pacific                                                   8,728          5,452          4,113
                                                                 ------------   ------------   ------------
              Total                                              $     47,431   $     35,984   $     29,015
                                                                 ============   ============   ============
     Identifiable assets in:
         Americas                                                $    227,923   $    202,766   $    170,797
         Europe                                                        94,165         97,777         70,114
         Asia Pacific                                                  46,441         35,899         24,418
                                                                 ------------   ------------   ------------
              Total                                              $    368,529   $    336,442   $    265,329
                                                                 ============   ============   ============

         Revenues by product line for each fiscal year are as follows:

                                                                     2005           2004           2003
                                                                 ------------   ------------   ------------
         Metalcasting                                            $    139,427   $    117,755   $     91,866
         Lining technologies                                           94,942         78,688         56,392
         Specialty minerals                                            91,519         89,863         77,017
         Water treatment                                               62,085         42,664         35,326
         Pet products                                                  60,177         53,370         48,319
         Building materials                                            58,382         54,550         42,052
         Transportation                                                49,708         40,650         37,549
         Intersegment shipping revenue                                (20,316)       (15,762)       (14,038)
                                                                 ------------   ------------   ------------
              Total                                              $    535,924   $    461,778   $    374,483
                                                                 ============   ============   ============

(4)      ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts as of and the activity for the years ended December 31 was as follows:

                                                                     2005           2004           2003
                                                                 ------------   ------------   ------------
Balance at the beginning of the year                             $      4,637   $      3,455   $      2,642
Charged to expense (income)                                              (731)         2,467          1,082
Acquistions                                                                94              -              -
Write-offs and currency translation adjustments                        (1,650)        (1,285)          (269)
                                                                 ------------   ------------   ------------
Balance at the end of the year                                          2,350          4,637          3,455
                                                                 ============   ============   ============

         As mentioned in Item 7 of this form 10-K, the above allowance is based on historical bad debt experience, an analysis of aged accounts and a consideration of specific accounts.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(5)      INVENTORIES

         Inventories at December 31 consisted of:

                                                                2005         2004
                                                             ----------   ----------
Advance mining                                               $    4,429   $    2,277
Crude stockpile inventories                                      18,877       25,159
In-process inventories                                           25,935       18,123
Other raw material, container, and supplies inventories          28,687       18,323
                                                             ----------   ----------
                                                             $   77,928   $   63,882
                                                             ==========   ==========

         Included within Other raw material, container and supplies inventories in the table above is the Company's reserve for slow moving and obsolete inventory. The balance of this reserve as of and the activity for the years ended December 31 was as follows:

                                                                   2005            2004            2003
                                                               ------------    ------------    ------------
Balance at the beginning of the year                           $      1,574    $      1,747    $      1,313
Charged to costs and expenses                                           872             784           1,497
Acquisitions                                                              -             277              64
Disposals and currency translation adjustments                         (461)         (1,234)         (1,127)
                                                               ------------    ------------    ------------
Balance at the end of the year                                        1,985           1,574           1,747
                                                               ============    ============    ============

(6)      PROPERTY, PLANT, EQUIPMENT AND MINERAL RIGHTS AND RESERVES

         Property, plant, equipment and mineral rights and reserves consisted of the following:

                                                          DECEMBER 31,
                                                   -----------------------
                                                      2005         2004
                                                   ----------   ----------
Mineral rights and reserves                        $    3,770   $    4,169
Other land                                              8,991        7,850
Buildings and improvements                             63,105       61,987
Machinery and equipment                               180,181      178,640
Construction in progress                                9,144        6,653
                                                   ----------   ----------
                                                   $  265,191   $  259,299
                                                   ==========   ==========

         The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements                                          9-45 years
Machinery and equipment                                             1-20 years

         Depreciation and depletion were charged to income as follows:

                                                                   2005            2004            2003
                                                               ------------    ------------    ------------
Depreciation expense                                           $     18,197    $     18,895    $     17,759
Depletion expense                                                       108             149             232
                                                               ------------    ------------    ------------
                                                               $     18,305    $     19,044    $     17,991
                                                               ============    ============    ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(7)      GOODWILL AND INTANGIBLE ASSETS

         The balance of goodwill by segment at and the activity occurring in the past two fiscal years is as follows:

                                                                 MINERALS      ENVIRONMENTAL    CONSOLIDATED
                                                               ------------    -------------    ------------
Balance at December 31, 2003                                   $      5,394    $         239    $      5,633

Change in goodwill relating to:
  Acquisitions                                                           72           12,742          12,814
  Foreign exchange translation                                          307              471             778
                                                               ------------    -------------    ------------
    Total changes                                                       379           13,213          13,592
                                                               ------------    -------------    ------------
Balance at December 31, 2004                                          5,773           13,452          19,225

Change in goodwill relating to:
  Acquisitions                                                        1,024            1,632           2,656
  Foreign exchange translation                                         (414)            (823)         (1,237)
                                                               ------------    -------------    ------------
    Total changes                                                       610              809           1,419
                                                               ------------    -------------    ------------
Balance at December 31, 2005                                          6,383           14,261          20,644
                                                               ============    =============    ============

         At each year-end, we evaluate the goodwill attributable to each reporting unit for impairment. For the years above, we concluded that there was no indication of goodwill impairment. If indicators of impairment are deemed to be present, and future cash flows are not expected to be sufficient to recover the assets and carrying amounts, an impairment loss would be charged to expense in the period identified.

         Intangible assets were as follows:

                                                       DECEMBER 31, 2005                             DECEMBER 31, 2004
                                          -------------------------------------------   -------------------------------------------
                                              GROSS                           NET          GROSS                            NET
                                             CARRYING     ACCUMULATED      CARRYING       CARRYING      ACCUMULATED       CARRYING
                                              VALUE      AMORTIZATION        VALUE         VALUE       AMORTIZATION        VALUE
                                          ------------   ------------    ------------   ------------   ------------    ------------
Intangtibles subject to amortization:
     Trademarks                           $        477   $       (108)   $        369   $        477   $        (43)   $        434
     Patents                                       642           (178)            464            642            (67)            575
     License agreements                          6,250         (4,750)          1,500          6,250         (4,000)          2,250
     Other                                         914           (443)            471            835           (519)            316
                                          ------------   ------------    ------------   ------------   ------------    ------------
     Subtotal                                    8,283         (5,479)          2,804          8,204         (4,629)          3,575
Intangibles not subject to amortization:
     Pension related intangibles                   205              -             205            227              -             227
                                          ------------   ------------    ------------   ------------   ------------    ------------
Total                                            8,488         (5,479)          3,009          8,431         (4,629)          3,802
                                          ============   ============    ============   ============   ============    ============

         Intangible assets are being amortized primarily on a straight-line basis over their estimated useful lives of 3 to 10 years. We reviewed the intangible assets, net book values and estimated useful lives by class. For the years above, there was no impairment related to the intangible assets. We will continue to amortize the remaining net book values of intangible assets over their remaining useful lives. Amortization expense on intangible assets for each of the years ending December 31, 2005 and 2004 was $1,253 and $1,081, respectively. We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

                                                                    AMOUNT
                                                                  ---------
2006                                                              $   1,038
2007                                                                  1,007
2008                                                                    227
2009                                                                    194
2010                                                                    177

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(8)      INVESTMENTS IN JOINT VENTURES

         Information about our investments in affiliates and joint ventures at December 31, 2005 is as follows:

                                                                                              AMOUNT OF OUR
                                                                                                INVESTMENT
                                                                                                LESS THE
                                                                                                UNDERLYING
                                                        OWNERSHIP           ACCOUNTING         NET EQUITY OF     VALUE AT QUOTED
                                                         INTEREST             POLICY           THE INVESTEE        MARKET PRICE
                                                     ---------------    -----------------    ----------------    ---------------
Ashapura Minechem Limited                                         22%     Equity Method      $          6,274    $        29,705
Ashapura Volclay Limited                                          50%     Equity Method                    37                N/A
Volclay Japan Co., Ltd.                                           50%     Equity Method                   454                N/A
Egypt Mining & Drilling Co. and Egypt Bentoninte &
 Derivatives Co.                                                  25%     Equity Method                 1,371                N/A
Egypt -Nano Technology Company                                    27%     Equity Method                   (21)               N/A
Volclay de Mexico, S.A. de C.V.                                   49%     Equity Method                   (37)               N/A

         Only our investment in Ashapura Minechem Limited is publicly traded on the Bombay Stock Exchange Limited. In 2005, we increased our ownership percentage in this affiliate from 20% to 22%. Significant information regarding each investee's financial and operating performance for the year ending and at December 31, 2005 is in the following table.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                                 2005        2004
                                                             ----------   ----------
Ashapura Minechem Limited:
  Net Sales                                                  $  175,286   $   91,243
  Operating income                                               16,903        7,011
  Affiliate income as reported                                   11,379        3,706
  Earnings recorded                                               1,985          623

  Current assets                                                 63,906       45,221
  Non-current assets                                             15,332       14,920
    Total assets                                                 79,238       60,141
  Current liabilities                                            12,170       11,042
  Non-current liabilities                                        51,534       38,582
    Total liabilities                                            63,704       49,624

Ashapura Volclay Limited:
  Net Sales                                                       6,096        4,402
  Operating income                                                1,731        1,204
  Affiliate income as reported                                    1,146          705
  Earnings recorded                                                 407          245

  Current assets                                                  3,718        2,725
  Non-current assets                                              8,637        8,651
    Total assets                                                 12,355       11,376
  Current liabilities                                             1,746          925
  Non-current liabilities                                         5,516        6,344
    Total liabilities                                             7,262        7,269

All other affliates and joint ventures:
  Net Sales                                                      30,617        8,376
  Operating income                                                2,729        1,610
  Affiliate income as reported                                    2,081        1,568
  Earnings recorded                                                 562          319

  Current assets                                                 20,621        7,280
  Non-current assets                                              3,793        2,241
    Total assets                                                 24,414        9,521
  Current liabilities                                            11,867        3,147
  Non-current liabilities                                         1,154          213
    Total liabilities                                            13,021        3,360

         We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag. However, the amounts for Ashapura Minechem Limited's assets and liabilities in the above table are as at March 31, 2005 as this is the latest information available.

(9)      INCOME TAXES

         Total income tax expense (benefit) for the years ended December 31 was allocated as follows:

                                                                   2005             2004            2003
                                                               ------------    -------------    ------------
Income from continuing operations                              $     11,645    $       4,687    $      9,946
Discontinued operations                                              (5,255)               -          (8,741)
                                                               ------------    -------------    ------------
                                                               $      6,390    $       4,687    $      1,205
                                                               ============    =============    ============

         For each of the years ended December 31 in the table below, domestic and foreign components of income from continuing operations before income taxes, equity in income of joint ventures and minority interest are:

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                                   2005             2004            2003
                                                               ------------    -------------    ------------
Income from continuing operations before income taxes,
 income from affiliates and joint ventures:
Domestic                                                       $     22,485    $      20,662    $     18,972
Foreign                                                              22,538           14,410          10,289
                                                               ------------    -------------    ------------
                                                               $     45,023    $      35,072    $     29,261
                                                               ============    =============    ============

         The components of the provision for income taxes attributable to income from continuing operations before income taxes, equity in income of joint ventures and minority interest for the years ended December 31 in the below table consisted of:

                                                                   2005             2004           2003
                                                               ------------    -------------    ------------
Provision (benefit) for income taxes:
   Federal:
      Current                                                  $      6,257    $       1,170    $      8,921
      Deferred                                                          210              (95)         (2,296)
   State:
      Current                                                         1,719            1,404           1,265
      Deferred                                                          341               (9)           (230)
   Foreign:
      Current                                                         1,192            3,890           2,345
      Deferred                                                        1,926           (1,673)            (59)
                                                               ------------    -------------    ------------
                                                               $     11,645    $       4,687    $      9,946
                                                               ============    =============    ============

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

                                                                     2005            2004
                                                                 ------------    ------------
Deferred tax assets attributable to:
   Accounts receivable, due to allowance for doubtful accounts   $        324    $        938
   Inventories                                                          1,734           1,638
   Employee benefit plans                                               6,584           5,660
   Intangible assets                                                    2,733           2,384
   Accrued liabilities                                                  1,301           2,024
   Other                                                                1,516             583
                                                                 ------------    ------------
      Total deferred tax assets                                        14,192          13,227
Deferred tax liabilities attributable to:
   Plant and equipment, due to differences in depreciation             (1,793)         (2,007)
   Land and mineral reserves, due to differences in depletion          (1,187)         (1,171)
   Joint venture deferred tax                                          (1,591)         (1,110)
   Other                                                               (1,344)           (936)
                                                                 ------------    ------------
      Total deferred tax liabilities                                   (5,915)         (5,224)
                                                                 ------------    ------------
      Net deferred tax assets                                    $      8,277    $      8,003
                                                                 ============    ============

         We believe it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         The following analysis reconciles the statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes, equity in income of joint ventures and minority interest:

                                                   2005                           2004                          2003
                                        ---------------------------    ---------------------------   ----------------------------
                                                          PERCENT                        PERCENT                       PERCENT
                                                         OF PRETAX                      OF PRETAX                     OF PRETAX
                                           AMOUNT         INCOME          AMOUNT         INCOME         AMOUNT          INCOME
                                        ------------   ------------    ------------   ------------   ------------    ------------
Provision for income taxes at
  U.S. statutory rates                  $     15,791           35.0%   $     12,275           35.0%  $     10,241            35.0%
Increase (decrease) in taxes
 resulting from:
   Percentage depletion                       (2,173)          -4.8%         (1,832)          -5.2%        (1,040)           -3.6%
   State taxes, net of federal benefit         1,177            2.6%            913            2.6%           824             2.8%
   Foreign tax rates                          (4,308)          -9.5%         (1,445)          -4.1%          (738)           -2.5%
   Foreign tax adjustments                         -              -          (1,119)          -3.2%             -               -
   Depletion and research and
    experimentation adjustments                    -              -          (4,789)         -13.7%             -               -
   Dividend pursuant to American Jobs
    Creation Act of 2004                         665            1.5%              -              -              -               -
   Tax receivable write-off                    1,448            3.1%              -              -              -               -
   Other                                        (955)          -2.0%            684            2.0%           659             2.3%
                                        ------------   ------------    ------------   ------------   ------------    ------------
                                        $     11,645           25.9%   $      4,687           13.4%  $      9,946            34.0%
                                        ============   ============    ============   ============   ============    ============

         In 2005, we repatriated $16,461 of earnings from various foreign subsidiaries in accordance with the Jobs Creation Act of 2002, and recorded a tax expense of $665 on these repatriated earnings. Also in 2005, we determined it unlikely that we would recover costs incurred for the benefit of our foreign controlled corporations. As a result, we wrote-off the $1,448 tax receivable related to these costs.

         We have not provided for the United States federal income and foreign income withholding taxes on approximately $45,000 of undistributed earnings from international subsidiaries as of December 31, 2005 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

         We benefit from tax holidays in both Poland and Thailand as a result of our locating and investing in special economic zones in each country. In 2005, these tax holidays resulted in a $1,544 reduction in income tax expense and a $0.05 benefit to diluted earnings per share.

         Our agreement with the Polish tax authorities provides for a tax holiday exemption for all income tax activities through 2008, and then changes to a 50% exemption for all tax activities through 2017. Recent changes due to membership in the European Union could cause the 50% exemption to expire in 2010 rather than 2019. However, as 2010 approaches, we will investigate methods available to preserve that tax holiday.

         Our agreement with the Thai tax authorities provides for a tax holidays on several investments. The most significant tax exemption is on all income from manufacturing operations (distributed goods are still subject to taxation) related to our initial investment. These initial manufacturing activities were exempt through December 31, 2005 and will be taxable at 50% in years 2006 through 2010. We attempt to modify and obtain tax concessions when applicable.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(10)     LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------
Borrowings under revolving credit agreement                      $     25,759    $     29,325
Industrial revenue bond                                                 4,800           4,800
Other notes payable                                                     4,279             170
                                                                 ------------    ------------
                                                                       34,838          34,295
Less: current portion                                                       -               -
                                                                 ------------    ------------
                                                                 $     34,838    $     34,295
                                                                 ============    ============

         In November 2005, we refinanced our previous committed revolving credit agreement that was to expire on October 31, 2006. The new agreement provides a committed $120,000 revolving line of credit that matures October 31, 2010. As of December 31, 2005, there was $94,241 in borrowing capacity available under the line of credit. The revolving credit agreement is a multi-currency arrangement that allows us to borrow certain foreign currencies at an adjusted LIBOR rate plus .50% to 1.125%, depending upon the amount of the credit line used and certain capitalization ratios. The facility requires certain covenants to be met, such as specific amounts of net worth, and limits our ability to make additional borrowings and guarantees. We were in compliance with these covenants at December 31, 2005. The borrowings under this revolving credit line at December 31, 2005 carried an average interest rate of 4.64%.

         We also refinanced our uncommitted, short-term credit facility as of September 2005. The new facility allows for maximum borrowings of $12,000, of which $1,768 was outstanding as of December 31, 2005 at an interest rate of 5.0%.

         Maturities of long-term debt outstanding at December 31, 2005, were as follows:

                                         2006           2007           2008           2009           2010        THEREAFTER
                                     ------------   ------------   ------------   ------------   ------------   ------------
Borrowings under
  revolving credit agreement                    -              -              -              -         25,759              -
Industrial revenue bond and other
  notes payable                                 -          1,768              -              -          2,511          4,800
                                     ------------   ------------   ------------   ------------   ------------   ------------
                                     $          -   $      1,768   $          -   $          -   $     28,270   $      4,800
                                     ============   ============   ============   ============   ============   ============

         The estimated fair value of the above borrowings at December 31, 2005, was approximately equal to their carrying amounts based on discounting future cash payments using current market interest rates for loans with similar terms and maturities.

         At December 31, 2005 and 2004, we had outstanding standby letters of credit of $14.2 million and $13.9 million, respectively. These letters of credit typically serve to guarantee the Company's performance of its obligations related to land reclamation and workers' compensation claims. The accompanying consolidated balance sheets as of December 31, 2005 and 2004 include amounts accrued for the estimated costs of obligations related to land reclamation and workers' compensation claims.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(11)     ACQUISITIONS

         We completed several acquisitions during 2005, 2004 and 2003. The acquisitions in these years, individually and in aggregate, did not materially affect our operating results or financial position. Summarized information related to these acquisitions is as follows:

                                                                   2005            2004             2003
                                                               ------------    -------------    ------------
Number of acquisitions                                                    1                2               3
Net cash paid                                                  $        527    $      13,333    $      7,144
Goodwill and intangible assets recorded                                 628           12,742           1,118

(12)     MARKET RISKS AND FINANCIAL INSTRUMENTS

         As a multinational corporation that manufactures and markets products in countries throughout the world, we are subject to certain market risks, including those related to foreign currency, interest rates and government actions. We use a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. We use derivative financial instruments only for risk management and not for trading or speculative purposes.

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

         Our various currency exposures often offset each other, providing natural hedges against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2005, we did not have any material foreign currency contracts outstanding.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

Interest Rate Sensitivity

         The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The instruments' actual cash flows are denominated in U.S. dollars, Thai baht (THB), British pounds (UK(pound)), and euro ((euro)).

                                                                     EXPECTED MATURITY DATE
                                -----------------------------------------------------------------------------------------------
                                                                                                                        FAIR
                                   2006         2007        2008        2009        2010     THEREAFTER     TOTAL       VALUE
                                ----------   ----------  ----------  ----------  ----------  ----------  ----------  ----------
(US$ equivalent in thousands)
Short-term debt:
   Fixed rate                   $        -   $        -  $        -  $        -  $        -  $        -  $        -  $        -
   Interest rate                         -            -           -           -           -           -
Long-term debt:
   Variable rate (US$)                   -        1,768           -           -       9,000       4,800      15,568      15,568
   Average interest rate                 -         5.02%          -           -        5.15%       3.60%
   Fixed rate (THB)                      -            -           -           -       2,511           -       2,511       2,511
   Interest rate                         -            -           -           -        6.69%          -
   Variable rate (UK(pound))             -            -           -           -      10,839           -      10,839      10,839
   Average interest rate                 -            -           -           -        5.14%          -
   Variable rate ((euro))                -            -           -           -       5,920           -       5,920       5,920
   Average interest rate                 -            -           -           -        2.94%          -
                                ----------   ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total                           $        -   $    1,768  $        -  $        -  $   28,270  $    4,800  $   34,838  $   34,838
                                ==========   ==========  ==========  ==========  ==========  ==========  ==========  ==========

         We periodically use interest rate swaps to manage interest rate risk on debt securities. These instruments allow us to change variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2005 and 2004, there were no interest rate swaps outstanding.

         We are exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by our policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

         We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks. Our accounts receivable financial instruments are carried at amounts that approximate fair value.

(13)     ACCUMULATED OTHER COMPREHENSIVE INCOME

         Accumulated other comprehensive income at December 31 was comprised of the following components:

                                                                  2005           2004
                                                              ------------   ------------
Cumulative foreign currency translation                       $      8,947   $     15,362
Minimum pension liability, net of $169 tax benefit in
  2005 and $0 in 2004                                                 (303)          (457)
                                                              ------------   ------------
                                                              $      8,644   $     14,905
                                                              ============   ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(14)     LEASES

         We have several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Total rent expense under operating lease agreements was approximately $4,540, $3,945, and $4,208 in 2005, 2004 and 2003, respectively.
Additionally, we have three domestic facilities that are subleased.

         The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) and related sublease income as of December 31, 2005:

                                          MINIMUM LEASE
                                             PAYMENTS                  SUBLEASE
                               ------------------------------------     RENTAL
                                DOMESTIC     FOREIGN       TOTAL        INCOME
                               ----------   ----------   ----------   ----------
Year ending December 31:
      2006                     $    4,437   $      404   $    4,841   $      538
      2007                          3,793          357        4,150          565
      2008                          2,232          287        2,519          336
      2009                            789          201          990            -
      2010                            472          151          623            -
      Thereafter                      139          707          846            -
                               ----------   ----------   ----------   ----------
Total                          $   11,862   $    2,107   $   13,969   $    1,439
                               ==========   ==========   ==========   ==========

(15)     EMPLOYEE BENEFIT PLANS

         We have a noncontributory pension plan covering substantially all of our domestic employees. The benefits are based upon years of service and qualifying compensation. Our funding is calculated using the actuarially determined unit credit cost method. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

         The following tables set forth our pension obligations at December 31:

                                                                 PENSION BENEFITS
                                                               --------------------
                                                                 2005        2004
                                                               --------    --------
Change in benefit obligations:
   Beginning benefit obligation                                $ 34,807    $ 29,732
   Service cost                                                   1,850       1,449
   Interest cost                                                  1,973       1,827
   Actuarial loss                                                   748       2,819
   Benefits paid                                                 (1,008)     (1,020)
                                                               --------    --------
   Ending benefit obligation                                   $ 38,370    $ 34,807

Change in plan assets:
   Beginning fair value                                        $ 26,683    $ 22,682
   Actual return                                                  3,004       4,021
   Company contribution                                             862       1,000
   Benefits paid                                                 (1,008)     (1,020)
                                                               --------    --------
   Ending fair value                                           $ 29,541    $ 26,683

Funded status of the plan                                      $ (8,829)   $ (8,124)
Unrecognized actuarial and investment (gain) loss, net            2,636       2,620
Prior service cost                                                  349         379
Transition asset                                                                (87)
                                                               --------    --------
   Accrued pension cost liability includeded in the
    consolidated financial statements                          $ (5,844)   $ (5,212)
                                                               ========    ========

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         Pension cost for each of the following years was comprised of:

                                                       2005        2004        2003
                                                     --------    --------    --------
Service cost - benefits earned during the year       $  1,850    $  1,449    $  1,325
Interest cost on accumulated benefit obligation         1,973       1,827       1,751
Expected return on plan assets                         (2,272)     (1,938)     (1,576)
Net amortization and deferral                             (56)       (106)        (36)
                                                     --------    --------    --------
Net periodic pension cost                            $  1,495    $  1,232    $  1,464
                                                     ========    ========    ========

         The following table summarizes the assumptions used in determining the pension obligation at December 31:

                                                  2005        2004
                                                --------    --------
Discount rate                                       5.25%       5.75%
Rate of compensation increase                       5.75%       5.75%
Long-term rate of return                            8.50%       8.50%

         Each year, we conduct our valuation of the pension benefit plan as of October 1st. We expect to contribute $1,000 to the Plan in 2006. The accumulated benefit obligation (ABO) was $29,887 and $25,704 at December 31, 2005 and 2004, respectively.

         Our Plan assets at December 31 for each year below, by asset category, are as follows:

                                                  2005       2004
                                                --------   --------
U.S. equity securities                                54%        56%
AMCOL International common stock                       7%         7%
International equity securities                        5%         4%
Fixed income securities and bonds                     30%        33%
Real estate and other                                  4%         0%

         We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. The investment objectives emphasize maximizing returns consistent with ensuring that sufficient assets are available to meet liabilities, and minimizing corporate cash contributions. The Plan's assets are managed so as to include investments that balance income and capital appreciation.

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

         Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term rate of return for plan assets is established via a building block approach with proper consideration of diversification and rebalancing. The average long-term rate of return on our Plan's assets since 1994 has been approximately 10.3%.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         The estimated future benefit payments from the defined benefit plan, reflecting expected future service, as appropriate, are presented in the following table:

                                                PER YEAR
                                                --------
2006                                               1,081
2007                                               1,147
2008                                               1,229
2009                                               1,305
2010                                               1,408
2011 through 2015                                  9,626
                                                --------
Total                                           $ 15,796
                                                ========

         In addition to the qualified plan outlined above, we sponsor a supplementary pension plan that provides benefits in excess of qualified plan limitations for certain employees. The unfunded accrued liability for this plan was $3,989 and $3,406 at December 31, 2005 and 2004, respectively. Also, we have invested assets for the benefit of the employees covered by the supplemental pension plan in the event that there is a change in control. Our minimum pension liability at December 31, 2005 was $472.

         We also have a savings plan for its U.S. personnel. In 2005, we made a contribution in an amount equal to an employee's contributions up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased in the open market. Our contributions under the savings plan were $1,529 in 2005, $1,440 in 2004 and $1,202 in 2003.

         Employees hired after December 31, 2003 do not participate in our defined benefit plan. Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee's savings plan equal to 3% of their compensation. Under this defined contribution plan, we made a total cash contribution of $312 and $148 into employees' savings accounts in 2005 and 2004, respectively.

         Also, we have a deferred compensation plan and a 401(k) restoration plan for our executives.

         The foreign pension plans, which are not subject to United States pension funding laws, are funded using individual annuity contracts and, therefore, are not included in the information reflected above.

(16)     STOCK OPTION PLANS

         Prior to 2003, we accounted for our fixed plan stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and have elected to apply these provisions prospectively, in accordance with SFAS No. 148, to all employee awards granted, modified, or settled after January 1, 2003. Beginning in 2003, awards granted under our plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and each year thereafter is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. Had the compensation cost for the stock option plans been determined using the fair value method of accounting described in SFAS 123 for years prior to 2003, our net income would have been changed to the pro forma amounts indicated in Note 1 of notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value calculation included the following weighted average assumptions for grants made in each of the following years:

                                                       2005        2004        2003
                                                     --------    --------    --------
Risk-free interest rate                                   3.5%        3.0%        3.0%
Expected life of option in years                            4           5           5
Expected dividend yield of stock                          1.7%        1.5%        2.1%
Expected volatility of stock price                       52.7%       53.3%       54.9%
Weighted-average fair value of options granted       $  6,143    $  5,333    $  1,763

The 1983, 1987 and 1993 Plans

         We reserved shares of our common stock for the issuance of incentive and nonqualified stock options to our directors, officers and key employees under the 1983 Incentive Stock Option Plan, 1993 Stock Plan and 1987 Nonqualified Stock Option Plan. Options awarded under these plans, which entitle the optionee to one share of common stock, may be exercised at a price equal to the fair market value of the underlying common stock at the time of grant. Options awarded under these plans generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested. Options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.

         These plans expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire. Changes in options outstanding are summarized as follows:

                                                        DECEMBER 31, 2005       DECEMBER 31, 2004        DECEMBER 31, 2003
                                                     ----------------------   ----------------------   ----------------------
                                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                   AVERAGE                  AVERAGE                  AVERAGE
                                                                   EXERCISE                 EXERCISE                 EXERCISE
EXPIRED STOCK OPTION PLANS                             SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
------------------------------------------------     ----------    --------   ----------    --------   ----------    --------
Options outstanding at January 1                        472,743    $   2.10      709,279    $   2.07    1,884,421    $   2.07
Exercised                                              (250,086)       2.06     (236,536)       2.01   (1,169,816)       2.07
Cancelled                                                     -           -            -           -       (5,326)       1.97
                                                     ----------               ----------               ----------
Options outstanding at December 31                      222,657        2.14      472,743        2.10      709,279        2.07
                                                     ==========               ==========               ==========
Options exercisable at December 31                      222,657                  472,743                  709,279
                                                     ==========               ==========               ==========
Shares available for future grant at December 31              -                        -                        -
                                                     ==========               ==========               ==========

1998 Long-Term Incentive Plan

         We reserved 3,900,000 shares of our common stock for issuance to our officers, directors and key employees. This plan provides for the award of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. Awards granted since 2003 vest ratably over a three year period and expire 6 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company. Options awarded under these plans prior to 2003 generally vest 40% after two years and continued to vest at the rate of 20% per year for each year thereafter, until they are fully vested. These options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company. Changes in options outstanding are summarized as follows:

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                        DECEMBER 31, 2005         DECEMBER 31, 2004         DECEMBER 31, 2003
                                                     -----------------------   -----------------------   -----------------------
                                                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                    AVERAGE                   AVERAGE                   AVERAGE
                                                                    EXERCISE                  EXERCISE                  EXERCISE
1998 LONG-TERM INCENTIVE PLAN                           SHARES       PRICE       SHARES        PRICE       SHARES        PRICE
------------------------------------------------     -----------    --------   -----------    --------   -----------    --------
Options outstanding at January 1                       1,627,144    $   6.78     1,611,318    $   4.11     1,731,194    $   3.46
Granted                                                  293,900       20.90       294,650       18.10       310,950        5.67
Exercised                                               (247,427)       3.95      (258,491)       2.94      (355,334)       2.46
Cancelled                                                   (287)       1.57       (20,333)       7.97       (75,492)       3.32
                                                     -----------               -----------               -----------
Options outstanding at December 31                     1,673,330        9.68     1,627,144        6.78     1,611,318        4.11
                                                     ===========               ===========               ===========
Options exercisable at December 31                       924,673                   826,121                   634,547
                                                     ===========               ===========               ===========
Shares available for future grant at December 31         882,695                 1,176,308                 1,450,625
                                                     ===========               ===========               ===========

         On May 22, 2003, we awarded 141,000 shares of restricted stock to six officers. These same shares were outstanding at December 31, 2005, but were subsequently distributed in 2006. Restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the Compensation Committee of the Board of Directors. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the period the restrictions lapse. Total compensation expense related to this grant of $921 will be recorded over the three year period.

All Stock Option Plans

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

                                             OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                            ----------------------   ----------------------
                                              WEIGHTED
                                              AVERAGE     WEIGHTED                 WEIGHTED
                              NUMBER         REMAINING    AVERAGE      NUMBER      AVERAGE
                               OF           CONTRACTUAL   EXERCISE      OF         EXERCISE
RANGE OF EXERCISE PRICES      SHARES        LIFE (YRS).     PRICE      SHARES       PRICE
------------------------  ---------------   -----------   --------   -----------   --------
$   1.350  -  $    2.290          483,326          2.43   $   1.92       483,326   $   1.92
$   2.370  -  $    5.670          606,032          4.10       4.78       455,194       4.57
$    5.98  -  $     6.65          224,452          6.12       6.62       114,452       6.62
$   18.10  -  $    18.10          288,650          4.11      18.10        94,731      18.10
$  20.900  -  $   20.900          293,900          5.11      20.90             -          -
                          ---------------                            -----------
        Total                   1,896,360          4.07       8.79     1,147,703       4.77
                          ===============                            ===========

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(17)     ACCRUED LIABILITIES

         Accrued liabilities at December 31 consisted of:

                                                   2005         2004
                                                ----------   ----------
Accrued severance taxes                         $    1,419   $    2,726
Accrued employee costs                               2,951        1,972
Accrued vacation pay                                 2,077        1,650
Accrued bonus                                        6,976        5,131
Accrued dividends payable                            2,978        2,647
Accrued warranties                                   1,823        2,037
Accrued commissions                                  2,352        2,092
Accrued reclamation costs                            1,004        1,626
Other                                               16,967       16,326
                                                ----------   ----------
                                                $   38,547   $   36,207
                                                ==========   ==========

         The changes in accrued warranties during 2005 and 2004 were as follows:

                                                   2005         2004
                                                ----------   ----------
Balance at the beginning of the year            $    2,037   $    1,147
Charged to costs and expenses                        1,159        1,327
Net settlements                                     (1,299)        (534)
Foreign currency translation                           (74)          97
                                                ----------   ----------
Balance at the end of the year                       1,823        2,037
                                                ==========   ==========

(18)     CONTINGENCIES

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(19)     QUARTERLY RESULTS (UNAUDITED)

         Unaudited summarized results for each quarter of the last two years are as follows:

                                                                    2005 QUARTER
                                                ---------------------------------------------------
                                                  FIRST        SECOND        THIRD         FOURTH
                                                ----------   ----------    ----------    ----------
Minerals                                        $   73,448   $   74,877    $   74,318    $   73,043
Environmental                                       42,304       53,834        61,077        53,631
Transportation                                      10,985       12,595        13,224        12,904
Intersegment shipping                               (4,687)      (4,962)       (5,691)       (4,976)
                                                ----------   ----------    ----------    ----------
     Net sales                                  $  122,050   $  136,344    $  142,928    $  134,602
                                                ==========   ==========    ==========    ==========
Minerals                                        $   13,474   $   16,783    $   15,043    $   13,470
Environmental                                       14,860       18,249        21,473        18,738
Transportation                                       1,346        1,536         1,581         1,470
                                                ----------   ----------    ----------    ----------
     Gross profit                               $   29,680   $   36,568    $   38,097    $   33,678
                                                ==========   ==========    ==========    ==========
Minerals                                        $    7,795   $   10,665    $    9,799    $    8,243
Environmental                                        5,137        7,507        10,118         5,906
Transportation                                         573          720           751           673
Corporate                                           (5,270)      (5,431)       (4,709)       (5,401)
                                                ----------   ----------    ----------    ----------
     Operating profit                           $    8,235   $   13,461    $   15,959    $    9,421
                                                ==========   ==========    ==========    ==========
Income from continuing operations               $    6,952   $    9,518    $   11,442    $    8,378
                                                ==========   ==========    ==========    ==========
Net income                                      $    6,952   $   14,273    $   11,442    $    8,378
                                                ==========   ==========    ==========    ==========
Basic earnings per share (B)                    $     0.24   $     0.48    $     0.39    $     0.28
                                                ==========   ==========    ==========    ==========
Diluted earnings per share (B)                  $     0.23   $     0.46    $     0.37    $     0.27
                                                ==========   ==========    ==========    ==========

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                                    2004 QUARTER
                                                ---------------------------------------------------
                                                  FIRST        SECOND        THIRD         FOURTH
                                                ----------   ----------    ----------    ----------
Minerals  (A)                                   $   64,337   $   66,710    $   67,454    $   65,666
Environmental  (A)                                  33,672       47,199        50,539        41,313
Transportation                                       9,332       10,058        10,979        10,281
Intersegment shipping                               (3,187)      (4,197)       (4,326)       (4,052)
                                                ----------   ----------    ----------    ----------
     Net sales (A)                              $  104,154   $  119,770    $  124,646    $  113,208
                                                ==========   ==========    ==========    ==========
Minerals  (A)                                   $   12,885   $   13,780    $   14,247    $   12,027
Environmental  (A)                                  12,801       16,798        17,541        14,018
Transportation                                       1,037        1,112         1,214         1,108
                                                ----------   ----------    ----------    ----------
     Gross profit (A)                           $   26,723   $   31,690    $   33,002    $   27,153
                                                ==========   ==========    ==========    ==========
Minerals                                        $    7,435   $    8,253    $    8,172    $    6,772
Environmental                                        3,079        6,176         6,767         4,500
Transportation                                         386          451           523           360
Corporate                                           (3,660)      (3,724)       (5,156)       (4,350)
                                                ----------   ----------    ----------    ----------
     Operating profit                           $    7,240   $   11,156    $   10,306    $    7,282
                                                ==========   ==========    ==========    ==========
Income from continuing operations               $    5,083   $    7,740    $   12,469    $    6,273
                                                ==========   ==========    ==========    ==========
Net income                                      $    5,083   $    7,740    $   12,469    $    6,273
                                                ==========   ==========    ==========    ==========
Basic earnings per share (B)                    $     0.17   $     0.27    $     0.43    $     0.21
                                                ==========   ==========    ==========    ==========
Diluted earnings per share (B)                  $     0.16   $     0.25    $     0.41    $     0.20
                                                ==========   ==========    ==========    ==========

    (A) Beginning in the quarter ended March 31, 2005 and for all periods thereafter, we began reporting certain expenses related to product liability, warranty and royalty expenses in general, selling and administrative expenses rather than as deductions within net sales. For the 2004 period presented herein, these deductions have been reclassified to conform to the current year financial statement presentation. This change in financial statement presentation did not impact reported net income or earnings per share.

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

Date: March 16, 2006

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

/s/ John Hughes                                                March 16, 2006
--------------------------------------------------
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow                                         March 16, 2006
--------------------------------------------------
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Gary L. Castagna                                           March 16, 2006
--------------------------------------------------
Gary L. Castagna
Senior Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown                                               March 16, 2006
--------------------------------------------------
Arthur Brown
Director

/s/ Daniel P. Casey                                            March 16, 2006
--------------------------------------------------
Daniel P. Casey
Director

/s/ Robert E. Driscoll, III                                    March 16, 2006
--------------------------------------------------
Robert E. Driscoll, III
Director

/s/ Jay D. Proops                                              March 16, 2006
--------------------------------------------------
Jay D. Proops
Director

/s/ Clarence O. Redman                                         March 16, 2006
--------------------------------------------------
Clarence O. Redman
Director

/s/ Dale E. Stahl                                              March 16, 2006
--------------------------------------------------
Dale E. Stahl
Director

/s/ Audrey L. Weaver                                           March 16, 2006
--------------------------------------------------
Audrey L. Weaver
Director

/s/ Paul C. Weaver                                             March 16, 2006
--------------------------------------------------
Paul C. Weaver
Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
3.1      Restated Certificate of Incorporation of the Company (5), as amended
         (10), as amended (16)
3.2      Bylaws of the Company (10)
4        Article Four of the Company's Restated Certificate of Incorporation
         (5), as amended (16)
10.3 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)
10.4     AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
         (2); as amended (6)
10.9 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.10 AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
10.15 AMCOL International Corporation 1998 Long-Term Incentive Plan (15), as amended (21)
10.26 Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison (22)*
10.27 Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)*
10.28 Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)*
10.29 Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)*
10.30 Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)*
10.31 Credit Agreement by and among AMCOL International Corporation and Harris N.A., Wells Fargo Bank, N.A., Bank of America N.A., and the Northern Trust Company dated November 10, 2005 (23)
10.32 A written description of compensation for the Board of Directors of the Company is set forth under the caption "Director Compensation" in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company's shareholders in connection with the Annual Meeting of Shareholders to be held on May 12, 2005, and is hereby incorporated by reference.*
21       AMCOL International Corporation Subsidiary Listing
23       Consent of Independent Registered Public Accounting Firm
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32       Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350

----------
(1) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(4) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(10) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(13) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(15) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(21) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(22) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2002.
(23) Exhibit is incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

*Management compensatory plan or arrangement