Form 10-K/A
period 2005-12-31
AMCOL INTERNATIONAL CORP
filed 2006-03-21
CIK 813621

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark one)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER: 0-15661

                         AMCOL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               36-0724340
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

One North Arlington, 1500 West Shure Drive,
  Suite 500 Arlington Heights, Illinois                60004-7803
-------------------------------------------            ----------
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

================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment" or "Form 10-K/A") to the Annual Report of AMCOL International Corporation (the "Company") on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 16, 2006 (the "Original Filing"), is being filed to correct errors that appear in "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II and "Item 15: Exhibits and Financial Statement Schedules" in Part IV.

As required under SEC rules, this Amendment sets forth the complete text of "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 15: Exhibits and Financial Statement Schedules," as amended. Except for the specific changes referred to below, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

Specifically, the corrections are as follows:

Corrections to "Item 7: Management's Discussion and Analysis of Financial
-------------------------------------------------------------------------
Condition and Results of Operations" in Part II:
-----------------------------------------------

(1) In the "Other Income (Expense), net" section in the "Results of Operations for the Three Years Ended December 31, 2005" section on page 27 of the Original Filing, reference to the 2003 recognized net other income has been corrected to read $0.5 million, as opposed to $0.6 million as appeared in the Original Filing;

(2) In the "Liquidity and Capital Resources" section on page 29 of the Original Filing, reference to the amount by which accounts receivable and inventories increased in 2005 over 2004 has been corrected to read $24.2 million, as opposed to $24.6 million as appeared in the Original Filing; and

(3) In the "Liquidity and Capital Resources" section on page 30 of the Original Filing, reference to the amount of working capital as of December 31, 2005 has been corrected to read approximately $147.9 million, as opposed to approximately $148.2 million as appeared in the Original Filing.

Corrections to "Item 15: Exhibits and Financial Statement Schedules" in Part IV:
-------------------------------------------------------------------------------

(1) In the "Liabilities and Stockholders' Equity" section in the Consolidated Balance Sheets on page F-5 of the Original Filing, reference to the total amount of stockholders' equity has been corrected to read $265,283 (in thousands), as opposed to $265,548 (in thousands) as appeared in the Original Filing; and

(2) In "Note 3: Business Segment and Geographic Area Information" in the Notes to Consolidated Financial Statements on page F-16 of the Original Filing, reference to the total amount of operating profit from sales to the Americas, Europe and Asia Pacific has been corrected to read $47,076 (in thousands), as opposed to $47,431 (in thousands) as appeared in the Original Filing.

(3) In the "Index to Exhibits," the reference to Exhibit 10.32 has been deleted.

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

MINERALS SEGMENT

                                                                 YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
       MINERALS                  2005               2004                  2003             2005 VS. 2004       2004 VS. 2003
------------------------   ----------------   -----------------   --------------------   -----------------   ----------------
                                                                 (Dollars in Thousands)
Net sales                  $ 295,686  100.0%  $ 264,167   100.0%  $ 217,203      100.0%     31,519    11.9%     46,964   21.6%
Cost of sales                236,916   80.1%    211,228    80.0%    174,048       80.1%
                           ---------  -----   ---------   -----   ---------  ---------
  Gross profit                58,770   19.9%     52,939    20.0%     43,155       19.9%      5,831    11.0%      9,784   22.7%
General, selling and
 administrative expenses      22,268    7.5%     22,307     8.4%     19,693        9.1%        (39)   -0.2%      2,614   13.3%
                           ---------  -----   ---------   -----   ---------  ---------
  Operating profit            36,502   12.4%     30,632    11.6%     23,462       10.8%      5,870    19.2%      7,170   30.6%

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

ENVIRONMENTAL SEGMENT

                                                                 YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
     ENVIRONMENTAL               2005               2004                2003               2005 VS. 2004      2004 VS. 2003
-------------------------  ----------------   -----------------   --------------------   -----------------   ----------------
                                                                 (Dollars in Thousands)
Net sales                  $ 210,846  100.0%  $ 172,723   100.0%  $ 133,769      100.0%     38,123    22.1%     38,954   29.1%
Cost of sales                137,526   65.2%    111,565    64.6%     80,897       60.5%
                           ---------  -----   ---------   -----   ---------   --------
  Gross profit                73,320   34.8%     61,158    35.4%     52,872       39.5%     12,162    19.9%      8,286   15.7%
General, selling and
 administrative expenses      44,652   21.2%     40,636    23.5%     34,993       26.2%      4,016     9.9%      5,643   16.1%
                           ---------  -----   ---------   -----   ---------   --------
  Operating profit            28,668   13.6%     20,522    11.9%     17,879       13.3%      8,146    39.7%      2,643   14.8%

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

     Operating profit improved in conjunction with the increase in gross profit. Operating margin improved by 170 basis points which largely resulted from the increase in general, selling and administrative expenses.

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

TRANSPORTATION SEGMENT

                                                                 YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
     TRANSPORTATION               2005               2004                2003              2005 VS. 2004      2004 VS. 2003
-------------------------  ----------------   -----------------   --------------------   -----------------   ----------------
                                                                 (Dollars in Thousands)
Net sales                  $  49,708  100.0%  $  40,650   100.0%  $  37,549      100.0%      9,058    22.3%      3,101    8.3%
Cost of sales                 43,775   88.1%     36,179    89.0%     33,508       89.2%
                           ---------  -----   ---------   -----   ---------  ---------
  Gross profit                 5,933   11.9%      4,471    11.0%      4,041       10.8%      1,462    32.7%        430   10.6%
General, selling and
 administrative expenses       3,216    6.5%      2,751     6.8%      2,494        6.6%        465    16.9%        257   10.3%
                           ---------  -----   ---------   -----   ---------  ---------
  Operating profit             2,717    5.4%      1,720     4.2%      1,547        4.2%        997    58.0%        173   11.2%

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

CORPORATE SEGMENT


                                                        YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------------------
         CORPORATE               2005        2004        2003       2005 VS. 2004        2004 VS. 2003
----------------------------   ---------   ---------   ---------   ----------------    -----------------
                                                        (Dollars in Thousands)
Intersegment shipping sales    $ (20,316)  $ (15,762)  $ (14,038)
Intersegment shipping costs      (20,316)    (15,762)    (14,038)
                               ---------   ---------   ---------
  Gross profit                         -           -          -
Corporate general, selling
 and administrative expenses      17,190      13,244      10,077   $  3,946    29.8%   $   3,167    31.4%
Nanocomposite business
 development expenses              3,621       3,646       3,796        (25)   -0.7%        (150)   -4.0%
                               ---------   ---------   ---------
Operating loss                 $ (20,811)  $ (16,890)  $ (13,873)  $ (3,921)   23.2%   $  (3,017)   21.7%

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

     As described in the comparison of 2004 with 2003 expenses, 2004 included $1.2 million of professional service fees, which are considered non-recurring in nature. Excluding these fees from our results in 2004, segment expenses in 2005 would have increased by approximately $5.1 million, or 39%. Contributing to the increase were greater expenses associated with stock-based compensation, corporate development activities, professional service fees related to Sarbanes-Oxley compliance, independent registered accountant services and tax services.

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

OTHER INCOME (EXPENSE), NET

     Net other expense in 2005 was approximately $0.4 million and $0.1 million in 2005 and 2004, respectively. In 2003, we recognized net other income of $0.5 million. Other income is composed of a number of miscellaneous transactions, primarily foreign currency transaction gains and losses.

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

     Cash provided by operating activities of continuing operations was $36.3 million, compared with $17.4 million in 2004 and $28.6 million in 2003. In 2005, our cash flows benefited from higher income from continuing operations and slower growth in working capital. The decline in 2004 was primarily attributed to cash used for working capital. Accounts receivable and inventories in 2005 increased by $24.2 million over 2004; they increased in 2004 by $38.9 million over 2003. The increases were commensurate with our sales growth.

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

     We had a current ratio of 3.3-to-1 and working capital of approximately $147.9 million as of December 31, 2005, compared with 3.1-to-1 and $131.0 million, respectively, as of December 31, 2004. The current ratio and working capital increased due to the growth in sales we experienced in 2005.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

     The following schedule sets forth details of our long-term contractual obligations at December 31, 2005:

                                               PAYMENTS DUE BY PERIOD
                                     ------------------------------------------
                                               LESS
                                              THAN 1    2-3     4-5     AFTER 5
                                     TOTAL     YEAR    YEARS   YEARS     YEARS
                                     ------   ------   -----   ------   -------
                                                   (in millions)
Bank debt                              34.8   $    -   $ 1.8   $ 28.3   $   4.8
Lease obligations                      13.9      4.8     6.7      1.6       0.8
Capital expenditures                    1.3      1.3       -        -         -
                                     ------   ------   -----   ------   -------
Total contractual cash obligations   $ 48.7   $  4.8   $ 8.5   $ 29.9   $   5.6
                                     ======   ======   =====   ======   =======

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

                                                            EXPECTED MATURITY DATE
                              ----------------------------------------------------------------------------------
                                                                                                         FAIR
                               2006     2007      2008     2009      2010      THEREAFTER     TOTAL      VALUE
                              ------   -------   ------   ------   --------    ----------    --------   --------
(US$ equivalent in thousands
Short-term debt:
  Fixed rate                  $    -   $     -   $    -   $    -   $      -    $        -    $      -   $      -
  Interest rate                    -         -        -        -          -             -
Long-term debt:
  Variable rate (US$)              -     1,768        -        -      9,000         4,800      15,568     15,568
  Average interest rate            -      5.02%       -        -       5.15%         3.60%
  Fixed rate (THB)                 -         -        -        -      2,511             -       2,511      2,511
  Interest rate                    -         -        -        -       6.69%            -
  Variable rate (UK(pound))        -         -        -        -     10,839             -      10,839     10,839
  Average interest rate            -         -        -        -       5.14%            -
  Variable rate ((euro))           -         -        -        -      5,920             -       5,920      5,920
  Average interest rate            -         -        -        -       2.94%            -
                              ------   -------   ------   ------   --------    ----------    --------   --------
Total                         $    -   $ 1,768   $    -   $    -   $ 28,270    $    4,800    $ 34,838   $ 34,838
                              ======   =======   ======   ======   ========    ==========    ========   ========

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors and Stockholders
AMCOL International Corporation:

     We have audited the consolidated financial statements of AMCOL International Corporation and subsidiaries as listed in the accompanying index. We have also audited management's assessment , included in the accompanying Management's Report on Internal Control Over Financial Reporting, that AMCOL International Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMCOL International Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management's assessment that AMCOL International Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, AMCOL International Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

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

                                                                        KPMG LLP

Chicago, Illinois
March 16, 2006

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                      DECEMBER 31,
                                                               ---------------------------
                           ASSETS                                  2005           2004
------------------------------------------------------------   ------------   ------------
Current assets:
  Cash                                                         $     15,997   $     17,594
  Accounts receivable:
    Trade, less allowance for doubtful accounts
     of $2,350 and $4,637 in 2005 and 2004, respectively             98,824         86,128
    Other                                                             2,901          2,214
  Inventories                                                        77,928         63,882
  Prepaid expenses                                                    6,595          7,111
  Current deferred tax assets                                         3,698          4,293
  Income taxes receivable                                             4,864         10,750
  Assets held for sale                                                  402            752
                                                               ------------   ------------
    Total current assets                                            211,209        192,724
                                                               ------------   ------------
Investment in and advances to joint ventures                         19,730         16,133
                                                               ------------   ------------
Property, plant, equipment, and mineral rights and reserves:
  Land and mineral rights                                            12,761         12,019
  Depreciable assets                                                252,430        247,280
                                                               ------------   ------------
                                                                    265,191        259,299
  Less: accumulated depreciation                                    165,127        165,658
                                                               ------------   ------------
                                                                    100,064         93,641
                                                               ------------   ------------
Other assets:
  Goodwill                                                           20,644         19,225
  Intangible assets, less accumulated amortization
   of $5,479 and $4,629 in 2005 and 2004, respectively                3,009          3,802
  Deferred tax assets                                                 4,579          3,710
  Other assets                                                        9,294          7,207
                                                               ------------   ------------
                                                                     37,526         33,944
                                                               ------------   ------------
                                                               $    368,529   $    336,442
                                                               ============   ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                     DECEMBER 31,
                                               -----------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY            2005         2004
----------------------------------------       ----------   ----------
Current liabilities:
  Accounts payable                                 24,722   $   25,474
  Accrued liabilities                              38,547       36,207
                                               ----------   ----------
    Total current liabilities                      63,269       61,681
                                               ----------   ----------
Long-term debt                                     34,838       34,295
                                               ----------   ----------
Minority interests in subsidiaries                    259            5
Deferred compensation                               7,045        5,872
Other liabilities                                  14,262       12,655
                                               ----------   ----------
                                                   21,566       18,532
                                               ----------   ----------
Stockholders' equity:
  Common stock, par value $.01 per share
   Authorized 100,000,000 shares; issued
   32,015,771 shares in 2005 and 2004                 320          320
  Additional paid in capital                       72,194       69,763
  Retained earnings                               184,125      154,366
  Accumulated other comprehensive income            8,644       14,905
                                               ----------   ----------
                                                  265,283      239,354
Less:
  Treasury stock (2,232,132 and 2,620,016
   shares in 2005 and 2004, respectively)          16,427       17,420
                                               ----------   ----------
                                                  248,856      221,934
                                               ----------   ----------
                                               $  368,529   $  336,442
                                               ==========   ==========

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
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

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                             YEAR ENDED DECEMBER 31,
                                      ------------------------------------
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
                                      ==========   ==========   ==========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                            COMMON STOCK                                   ACCUMULATED
                                        --------------------                                  OTHER
                                          NUMBER               ADDITIONAL                 COMPREHENSIVE
                                            OF                  PAID-IN      RETAINED        INCOME        TREASURY
                                          SHARES      AMOUNT    CAPTIAL       EARNING        (LOSS)          STOCK          TOTAL
                                        -----------   ------   ----------   -----------   -------------   -----------    ----------
Balance at December 31, 2002             32,015,771   $  320   $   69,850   $   107,874   $       2,005   $   (22,114)   $  157,935
Net income                                        -        -            -        28,865               -             -        28,865
Cash dividends ($0.16 per share)                  -        -            -        (4,560)              -             -        (4,560)
Currency translation adjustment                   -        -            -             -           6,367             -         6,367
Purchase of 266,963 treasury
 shares                                           -        -            -             -               -        (2,853)       (2,853)
Sales of 1,492,806 treasury
 shares pursuant to options                                -            -        (5,145)              -         7,273         2,128
Tax benefit from employee stock plans             -        -        2,195             -               -             -         2,195
Vesting of common stock in connection
 with employee stock plans                        -        -          613             -               -           760         1,373
                                        -----------   ------   ----------   -----------   -------------   -----------    ----------
Balance at December 31, 2003             32,015,771      320       67,513       132,179           8,372       (16,934)      191,450
Net income                                                                       31,565                                      31,565
Cash dividends ($0.32 per share)                                                 (9,378)                                     (9,378)
Currency translation adjustment                                                                   6,990                       6,990
Purchase of 189,800 treasury
 shares                                                                                                        (3,243)       (3,243)
Sales of 477,809 treasury
 shares pursuant to options                                        (1,551)                                      2,757         1,206
Tax benefit from employee stock plans                               2,027                                                     2,027
Vesting of common stock in connection
 with employee stock plans                                          1,774                                                     1,774
Minimum pension liability                                                                          (457)                       (457)
                                        -----------   ------   ----------   -----------   -------------   -----------    ----------
Balance at December 31, 2004             32,015,771      320       69,763       154,366          14,905       (17,420)      221,934
Net income                                                                       41,045                                      41,045
Cash dividends ($0.38 per share)                                                (11,286)                                    (11,286)
Currency translation adjustment                                                                  (6,415)                     (6,415)
Purchase of 109,629 treasury
 shares                                                                                                        (2,058)       (2,058)
Sales of 497,513 treasury
 shares pursuant to options                                        (1,561)                                      3,051         1,490
Tax benefit from employee stock plans                               1,601                                                     1,601
Vesting of common stock in connection
 with employee stock plans                                          2,391                                                     2,391
Minimum pension liability                                                                           154                         154
                                        -----------   ------   ----------   -----------   -------------   -----------    ----------
Balance at December 31, 2005             32,015,771      320       72,194       184,125           8,644       (16,427)      248,856
                                        ===========   ======   ==========   ===========   =============   ===========    ==========

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED SATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                   2005         2004         2003
                                                                ----------   ----------   ----------
                                                                             (revised)*   (revised)*
Cash flow from operating activities:
  Net income                                                    $   41,045   $   31,565   $   28,865
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Non-cash items:
    Gain on the disposal of discontinued operations                 (4,755)           -       (8,950)
    Depreciation, depletion, and amortization                       19,558       20,124       18,910
    Undistributed earnings from affiliates and joint ventures       (3,156)        (867)        (403)
    Minority interest in income of subsidiaries                         42            7            -
    Increase (decrease) in allowance for doubtful accounts          (2,381)       1,063          813
    Decrease (increase) in deferred income taxes                    (1,139)        (995)      (2,663)
    Tax benefit from employee stock plans                            1,601        2,027        2,195
    Gain on sale of depreciable assets                              (1,433)        (311)         (73)
    Stock compensation expense                                       2,391        1,772          613
    Other non-cash charges                                               -         (457)           -

  (Increase) decrease in current assets,
   net of effects of acquisitions:
    Accounts receivable                                            (10,172)     (22,040)     (12,615)
    Income taxes receivable                                          5,886       (3,869)         777
    Inventories                                                    (14,046)     (16,817)      (6,721)
    Prepaid expenses                                                   508       (2,003)      (1,588)
  Increase (decrease) in current liabilities,
   net of effects of acquisitions:
    Accounts payable                                                (1,109)       2,897        2,447
    Accrued liabilities                                              2,878        5,975        8,841
  Increase in other noncurrent assets                               (2,362)      (1,893)      (1,345)
  Increase (decrease) in other noncurrent liabilities                2,934        1,209         (457)
                                                                ----------   ----------   ----------
      Net cash provided by operating activities                     36,290       17,387       28,646
                                                                ----------   ----------   ----------
Cash flow from investing activities:
  Proceeds from sale of depreciable assets                           3,574          739          195
  Capital expenditures for land, mineral reserves, and
   depreciable assets                                              (28,626)     (21,627)     (15,795)
  (Increase) decrease in investments in and
    advances to affiliates and joint ventures                         (901)        (775)         (49)
  Acquisitions                                                      (2,118)     (13,333)      (7,144)
  Net tax refunds from the sale of discontinued operations           4,755        8,625            -
  Receipts from (payments to) minority interest partners               259         (111)        (499)
  Decrease (increase) in other assets                                  735          427          505
                                                                ----------   ----------   ----------
      Net cash used in investing activities                        (22,322)     (26,055)     (22,787)
                                                                ----------   ----------   ----------
Cash flow from financing activities:
  Proceeds from issuance of debt                                    55,785       88,208       17,145
  Principal payments of debt                                       (55,764)     (67,718)     (25,469)
  Proceeds from sales of treasury stock                              1,397        1,090        2,888
  Purchases of treasury stock                                       (1,965)      (2,879)      (1,593)
  Dividends paid                                                   (11,286)      (9,377)      (4,560)
                                                                ----------   ----------   ----------
      Net cash provided by (used in) financing activities          (11,833)       9,324      (11,589)
                                                                ----------   ----------   ----------
Effect of foreign currency rate changes on cash                     (3,732)       3,413        3,658
                                                                ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents                (1,597)       4,069       (2,072)
Cash and cash equivalents at beginning of year                      17,594       13,525       15,597
                                                                ----------   ----------   ----------
Cash and cash equivalents at end of year                        $   15,997   $   17,594   $   13,525
                                                                ==========   ==========   ==========
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest, net                                                 $    1,755   $      537   $      415
                                                                ==========   ==========   ==========
  Net income taxes paid (refunded)                              $    1,451   $     (706)  $   12,808
                                                                ==========   ==========   ==========

         *See Note 1 of the notes to consolidated financial statements.
          See accompanying notes to consolidated financial statements.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2006

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