Form 10-K/A
period 2005-12-31
AMCOL INTERNATIONAL CORP
filed 2006-04-07
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
 Amendment No. 2

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (847) 394-8730

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
$.01 par value Common Stock

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

          The aggregate market value of the registrant’s $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $18.79 per share on June 30, 2005, and, for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $421.2 million.

          Registrant had 29,888,634 shares of $.01 par value Common Stock outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

          This Amendment No. 2 (this “Amendment No. 2” or “Form 10-K/A”) to the Annual Report of AMCOL International Corporation (the “Company”) on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 16, 2006 (the “Original Filing”), and amended on March 21, 2006 (“Amendment No. 1”), is being filed to include the notes to the financial statements, which were inadvertently excluded from Amendment No. 1 due to a clerical error.

          As required under SEC rules, this Amendment No. 2 sets forth the complete text of “Item 15: Exhibits and Financial Statement Schedules,” as amended. Except for the specific change referred to above, no other changes have been made. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

Item 15. Exhibits and Financial Statement Schedules

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

          We have audited the consolidated financial statements of AMCOL International Corporation and subsidiaries as listed in the accompanying index. We have also audited management’s assessment , included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that AMCOL International Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  AMCOL International Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, management’s assessment that AMCOL International Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Furthermore, in our opinion, AMCOL International Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2003.

KPMG LLP

Chicago, Illinois
March 16, 2006

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,

ASSETS	2005	2004

Current assets:
Cash	$15,997	$17,594
Accounts receivable:
Trade, less allowance for doubtful accounts of $2,350 and $4,637 in 2005 and 2004, respectively	98,824	86,128
Other	2,901	2,214
Inventories	77,928	63,882
Prepaid expenses	6,595	7,111
Current deferred tax assets	3,698	4,293
Income taxes receivable	4,864	10,750
Assets held for sale	402	752

Total current assets	211,209	192,724

Investment in and advances to joint ventures	19,730	16,133

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	12,761	12,019
Depreciable assets	252,430	247,280

	265,191	259,299
Less: accumulated depreciation	165,127	165,658

	100,064	93,641

Other assets:
Goodwill	20,644	19,225
Intangible assets, less accumulated amortization of $5,479 and $4,629 in 2005 and 2004, respectively	3,009	3,802
Deferred tax assets	4,579	3,710
Other assets	9,294	7,207

	37,526	33,944

	$368,529	$336,442

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,

LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2004

Current liabilities:
Accounts payable	24,722	$25,474
Accrued liabilities	38,547	36,207

Total current liabilities	63,269	61,681

Long-term debt	34,838	34,295

Minority interests in subsidiaries	259	5
Deferred compensation	7,045	5,872
Other liabilities	14,262	12,655

	21,566	18,532

Stockholders’ equity:
Common stock, par value $.01 per share. Authorized 100,000,000 shares; issued 32,015,771 shares in 2005 and 2004	320	320
Additional paid in capital	72,194	69,763
Retained earnings	184,125	154,366
Accumulated other comprehensive income	8,644	14,905

	265,283	239,354
Less:
Treasury stock (2,232,132 and 2,620,016 shares in 2005 and 2004, respectively)	16,427	17,420

	248,856	221,934

	$368,529	$336,442

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,

	2005	2004	2003

Continuing Operations
Net sales	$535,924	$461,778	$374,483
Cost of sales	397,901	343,210	274,415

Gross profit	138,023	118,568	100,068
General, selling and administrative expenses	90,947	82,584	71,053

Operating profit	47,076	35,984	29,015

Other income (expense):
Interest expense, net	(1,660)	(826)	(280)
Other, net	(393)	(86)	526

	(2,053)	(912)	246

Income before income taxes, income from affiliates and joint ventures	45,023	35,072	29,261
Income tax expense	11,645	4,687	9,946

Income before income from affiliates and joint ventures	33,378	30,385	19,315
Income from affiliates and joint ventures	2,912	1,180	600

Income from continuing operations	36,290	31,565	19,915

Discontinued Operations
Gain on 2001 disposal (including income tax benefits of $5,255 and $8,741 in 2005 and 2003, respectively)	4,755	—	8,950

Income from discontinued operations	4,755	—	8,950

Net income	$41,045	$31,565	$28,865

See accompanying notes to consolidated financial statements.

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,

	2005	2004	2003

Earnings per share
Basic earnings per share:
Continuing operations	$1.23	$1.08	$0.70

Discontinued operations:
Gain on disposal	0.16	—	0.32

	0.16	—	0.32

Net income	$1.39	$1.08	$1.02

Diluted earnings per share:
Continuing operations	$1.18	$1.03	$0.67

Discontinued operations:
Gain on disposal	0.15	—	0.30

	0.15	—	0.30

Net income	$1.33	$1.03	$0.97

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Net income	$41,045	$31,565	$28,865
Other comprehensive income (loss) -
Minimum pension liability (net of $169 tax benefit in 2005 and $0 in 2004)	154	(457)	—
Foreign currency translation adjustment	(6,415)	6,990	6,367

Comprehensive income	$34,784	$38,098	$35,232

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)

	Number of Shares	Amount	Additional Paid-in Capital
				Retained Earnings		Treasury Stock
							Total

Balance at December 31, 2002	32,015,771	$320	$69,850	$107,874	$2,005	$(22,114)	$157,935
Net income	—	—	—	28,865	—	—	28,865
Cash dividends ($0.16 per share)	—	—	—	(4,560)	—	—	(4,560)
Currency translation adjustment	—	—	—	—	6,367	—	6,367
Purchase of 266,963 treasury shares	—	—	—	—	—	(2,853)	(2,853)
Sales of 1,492,806 treasury shares pursuant to options	—	—	(5,145)	—		7,273	2,128
Tax benefit from employee stock plans	—	—	2,195	—	—	—	2,195
Vesting of common stock in connection with employee stock plans	—	—	613	—	—	760	1,373

Balance at December 31, 2003	32,015,771	320	67,513	132,179	8,372	(16,934)	191,450
Net income				31,565			31,565
Cash dividends ($0.32 per share)				(9,378)			(9,378)
Currency translation adjustment					6,990		6,990
Purchase of 189,800 treasury shares						(3,243)	(3,243)
Sales of 477,809 treasury shares pursuant to options			(1,551)			2,757	1,206
Tax benefit from employee stock plans			2,027				2,027
Vesting of common stock in connection with employee stock plans			1,774				1,774
Minimum pension liability					(457)		(457)

Balance at December 31, 2004	32,015,771	320	69,763	154,366	14,905	(17,420)	221,934
Net income				41,045			41,045
Cash dividends ($0.38 per share)				(11,286)			(11,286)
Currency translation adjustment					(6,415)		(6,415)
Purchase of 109,629 treasury shares						(2,058)	(2,058)
Sales of 497,513 treasury shares pursuant to options			(1,561)			3,051	1,490
Tax benefit from employee stock plans			1,601				1,601
Vesting of common stock in connection with employee stock plans			2,391				2,391
Minimum pension liability					154		154

Balance at December 31, 2005	32,015,771	320	72,194	184,125	8,644	(16,427)	248,856

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

		2004	2003
	2005	(revised)*	(revised)*

Cash flow from operating activities:
Net income	$41,045	$31,565	$28,865
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Gain on the disposal of discontinued operations	(4,755)	—	(8,950)
Depreciation, depletion, and amortization	19,558	20,124	18,910
Undistributed earnings from affiliates and joint ventures	(3,156)	(867)	(403)
Minority interest in income of subsidiaries	42	7	—
Increase (decrease) in allowance for doubtful accounts	(2,381)	1,063	813
Decrease (increase) in deferred income taxes	(1,139)	(995)	(2,663)
Tax benefit from employee stock plans	1,601	2,027	2,195
Gain on sale of depreciable assets	(1,433)	(311)	(73)
Stock compensation expense	2,391	1,772	613
Other non-cash charges	—	(457)	—
(Increase) decrease in current assets, net of effects of acquisitions:
Accounts receivable	(10,172)	(22,040)	(12,615)
Income taxes receivable	5,886	(3,869)	777
Inventories	(14,046)	(16,817)	(6,721)
Prepaid expenses	508	(2,003)	(1,588)
Increase (decrease) in current liabilities, net of effects of acquisitions:
Accounts payable	(1,109)	2,897	2,447
Accrued liabilities	2,878	5,975	8,841
Increase in other noncurrent assets	(2,362)	(1,893)	(1,345)
Increase (decrease) in other noncurrent liabilities	2,934	1,209	(457)

Net cash provided by operating activities	36,290	17,387	28,646

Cash flow from investing activities:
Proceeds from sale of depreciable assets	3,574	739	195
Capital expenditures for land, mineral reserves, and depreciable assets	(28,626)	(21,627)	(15,795)
(Increase) decrease in investments in and advances to affiliates and joint ventures	(901)	(775)	(49)
Acquisitions	(2,118)	(13,333)	(7,144)
Net tax refunds from the sale of discontinued operations	4,755	8,625	—
Receipts from (payments to) minority interest partners	259	(111)	(499)
Decrease (increase) in other assets	735	427	505

Net cash used in investing activities	(22,322)	(26,055)	(22,787)

Cash flow from financing activities:
Proceeds from issuance of debt	55,785	88,208	17,145
Principal payments of debt	(55,764)	(67,718)	(25,469)
Proceeds from sales of treasury stock	1,397	1,090	2,888
Purchases of treasury stock	(1,965)	(2,879)	(1,593)
Dividends paid	(11,286)	(9,377)	(4,560)

Net cash provided by (used in) financing activities	(11,833)	9,324	(11,589)

Effect of foreign currency rate changes on cash	(3,732)	3,413	3,658

Net increase (decrease) in cash and cash equivalents	(1,597)	4,069	(2,072)
Cash and cash equivalents at beginning of year	17,594	13,525	15,597

Cash and cash equivalents at end of year	$15,997	$17,594	$13,525

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$1,755	$537	$415

Net income taxes paid (refunded)	$1,451	$(706)	$12,808

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
(In thousands, except share and per share amounts)

(1)     Summary of Significant Accounting Policies

          Segments

          We operate in two principal areas of activity: minerals and environmental. We also operate a transportation business which includes delivery of our own products. The composition of consolidated revenues by segment is as follows:

	Percentage of Sales

	2005	2004	2003

Minerals	55%	57%	58%
Environmental	39%	37%	36%
Transportation	9%	9%	10%
Intersegment Shipping	-3%	-3%	-4%

	100%	100%	100%

          Further descriptions of our products, principal markets and the relative significance of segment operations within AMCOL International Corporation (the Company) are included in Note 3, “Business Segment and Geographic Area Information.”

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

          Translation of Foreign Currencies

          The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rates of exchange at the balance sheet dates. The statements of operations are translated at the weighted average rates during the periods.  Foreign exchange translation adjustments are accumulated as a separate component of stockholders’ equity, while foreign currency transaction gains or losses are included in income.

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

          Goodwill and Other Intangible Assets

          Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested annually (or more frequently if impairment indicators arise) for impairment.  Other intangibles, including trademarks and non-compete agreements, are amortized on the straight-line method over the expected periods to be benefited, which extend up to 10 years.

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

	2005	2004

Balance at beginning of the year	$4,850	$5,060
Settlement of obligations	(1,403)	(1,325)
Liabilities incurred and accretion expense	1,519	1,115

Balance at the end of the period	$4,966	$4,850

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

	2005	2004	2003

Weighted average of common shares outstanding for the year	29,525,033	29,140,892	28,357,009
Dilutive impact of stock equivalents	1,278,105	1,561,969	1,492,569

Weighted average of common and common equivalent shares for the year	30,803,138	30,702,861	29,849,578

Common shares outstanding at December 31	29,783,639	29,395,755	29,107,746

Weighted average anti-dilutive shares excluded from the computation of diluted earnings per share	248,685	234,970	—

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

          Results for prior years have not been adjusted to reflect the use of the fair value based method of accounting for employee awards. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Year Ended December 31,

	2005	2004	2003

Net income, as reported	$41,045	$31,565	$28,865
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,470	1,090	405
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,612)	(1,348)	(962)

Pro forma net income	$40,903	$31,307	$28,308

Earnings per share:
Basic - as reported	$1.39	$1.08	$1.02
Basic - pro forma	$1.39	$1.07	$1.00
Diluted - as reported	$1.33	$1.03	$0.97
Diluted - pro forma	$1.33	$1.02	$0.95

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

          In 2003, the Internal Revenue Service concluded audits which resulted in an actual tax liability that was lower than the amounts previously estimated.  Consequently in 2003, we recorded $8.9 million of income from discontinued operations related to the sale of the Company’s U.K. metalcasting business in 2001 and closure of the U.K. cat litter business in 2000.

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

          We identify segments based on management responsibility and the nature of the business activities of each component of the Company. Intersegment sales are insignificant, other than intersegment shipping, which is disclosed in this Note. We measures segment profit based on operating profit, which is defined as sales less cost of sales and general, selling and administrative expenses related to a segment’s operations. The costs deducted to arrive at operating profit do not include interest or income taxes.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

          The following summaries set forth certain financial information by business segment and geographic area as of and for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Business Segment:
Revenues:
Minerals	$295,686	$264,167	$217,203
Environmental	210,846	172,723	133,769
Transportation	49,708	40,650	37,549
Intersegment shipping	(20,316)	(15,762)	(14,038)

Total	$535,924	$461,778	$374,483

Operating profit (loss):
Minerals	$36,502	$30,632	$23,462
Environmental	28,668	20,522	17,879
Transportation	2,717	1,720	1,547
Corporate	(20,811)	(16,890)	(13,873)

Total	$47,076	$35,984	$29,015

Assets:
Minerals	$186,718	$172,972	$144,973
Environmental	146,588	128,154	83,459
Transportation	3,027	3,122	1,891
Corporate	32,196	32,194	35,006

Total	$368,529	$336,442	$265,329

Depreciation, depletion and amortization:
Minerals	$10,295	$10,546	$10,334
Environmental	6,316	6,751	6,002
Transportation	97	108	88
Corporate	2,850	2,719	2,486

Total	$19,558	$20,124	$18,910

Capital expenditures:
Minerals	$13,751	$9,860	$6,464
Environmental	13,198	10,647	7,660
Transportation	29	101	80
Corporate	1,648	1,019	1,591

Total	$28,626	$21,627	$15,795

Research and development expenses:
Minerals	$2,715	$2,517	$2,184
Environmental	1,865	1,921	1,873
Corporate	1,665	911	961

Total	$6,245	$5,349	$5,018

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2005	2004	2003

Geographic area:
Sales to unaffiliated customers shipped to:
Americas	$356,777	$296,897	$252,797
Europe	127,987	124,260	90,719
Asia Pacific	51,160	40,621	30,967

Total	$535,924	$461,778	$374,483

Operating profit from sales to:
Americas	$22,443	$17,853	$16,244
Europe	15,905	12,679	8,658
Asia Pacific	8,728	5,452	4,113

Total	$47,076	$35,984	$29,015

Identifiable assets in:
Americas	$227,923	$202,766	$170,797
Europe	94,165	97,777	70,114
Asia Pacific	46,441	35,899	24,418

Total	$368,529	$336,442	$265,329

          Revenues by product line for each fiscal year are as follows:

	2005	2004	2003

Metalcasting	$139,427	$117,755	$91,866
Lining technologies	94,942	78,688	56,392
Specialty minerals	91,519	89,863	77,017
Water treatment	62,085	42,664	35,326
Pet products	60,177	53,370	48,319
Building materials	58,382	54,550	42,052
Transportation	49,708	40,650	37,549
Intersegment shipping revenue	(20,316)	(15,762)	(14,038)

Total	$535,924	$461,778	$374,483

(4)     Allowance for Doubtful Accounts

          The allowance for doubtful accounts as of and the activity for the years ended December 31 was as follows:

	2005	2004	2003

Balance at the beginning of the year	$4,637	$3,455	$2,642
Charged to expense (income)	(731)	2,467	1,082
Acquisitions	94	—	—
Write-offs and currency translation adjustments	(1,650)	(1,285)	(269)

Balance at the end of the year	2,350	4,637	3,455

          As mentioned in Item 7 of this form 10-K, the above allowance is based on historical bad debt experience, an analysis of aged accounts and a consideration of specific accounts.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(5)     Inventories

          Inventories at December 31 consisted of:

	2005	2004

Advance mining	$4,429	$2,277
Crude stockpile inventories	18,877	25,159
In-process inventories	25,935	18,123
Other raw material, container, and supplies inventories	28,687	18,323

	$77,928	$63,882

          Included within Other raw material, container and supplies inventories in the table above is the Company’s reserve for slow moving and obsolete inventory.  The balance of this reserve as of and the activity for the years ended December 31 was as follows:

	2005	2004	2003

Balance at the beginning of the year	$1,574	$1,747	$1,313
Charged to costs and expenses	872	784	1,497
Acquisitions	—	277	64
Disposals and currency translation adjustments	(461)	(1,234)	(1,127)

Balance at the end of the year	1,985	1,574	1,747

(6)     Property, Plant, Equipment and Mineral Rights and Reserves

          Property, plant, equipment and mineral rights and reserves consisted of the following:

	December 31,

	2005	2004

Mineral rights and reserves	$3,770	$4,169
Other land	8,991	7,850
Buildings and improvements	63,105	61,987
Machinery and equipment	180,181	178,640
Construction in progress	9,144	6,653

	$265,191	$259,299

          The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements	9-45 years
Machinery and equipment	1-20 years

          Depreciation and depletion were charged to income as follows:

	2005	2004	2003

Depreciation expense	$18,197	$18,895	$17,759
Depletion expense	108	149	232

	$18,305	$19,044	$17,991

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(7)     Goodwill and Intangible Assets

          The balance of goodwill by segment at and the activity occurring in the past two fiscal years is as follows:

	Minerals	Environmental	Consolidated

Balance at December 31, 2003	$5,394	$239	$5,633
Change in goodwill relating to:
Acquisitions	72	12,742	12,814
Foreign exchange translation	307	471	778

Total changes	379	13,213	13,592

Balance at December 31, 2004	5,773	13,452	19,225
Change in goodwill relating to:
Acquisitions	1,024	1,632	2,656
Foreign exchange translation	(414)	(823)	(1,237)

Total changes	610	809	1,419

Balance at December 31, 2005	6,383	14,261	20,644

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

          Intangible assets were as follows:

	December 31, 2005			December 31, 2004

	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Intangtibles subject to amortization:
Trademarks	$477	$(108)	$369	$477	$(43)	$434
Patents	642	(178)	464	642	(67)	575
License agreements	6,250	(4,750)	1,500	6,250	(4,000)	2,250
Other	914	(443)	471	835	(519)	316

Subtotal	8,283	(5,479)	2,804	8,204	(4,629)	3,575
Intangibles not subject to amortization:
Pension related intangibles	205	—	205	227	—	227

Total	8,488	(5,479)	3,009	8,431	(4,629)	3,802

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Amount

2006	$1,038
2007	1,007
2008	227
2009	194
2010	177

(8)     Investments in Joint Ventures

          Information about our investments in affiliates and joint ventures at December 31, 2005 is as follows:

	Ownership interest	Accounting Policy	Amount of our investment less the underlying net equity of the investee	Value at quoted market price

Ashapura Minechem Limited	22%	Equity Method	$6,274	$29,705
Ashapura Volclay Limited	50%	Equity Method	37	N/A
Volclay Japan Co., Ltd.	50%	Equity Method	454	N/A
Egypt Mining & Drilling Co. and Egypt Bentoninte & Derivatives Co.	25%	Equity Method	1,371	N/A
Egypt -Nano Technology Company	27%	Equity Method	(21)	N/A
Volclay de Mexico, S.A. de C.V.	49%	Equity Method	(37)	N/A

          Only our investment in Ashapura Minechem Limited is publicly traded on the Bombay Stock Exchange Limited.  In 2005, we increased our ownership percentage in this affiliate from 20% to 22%.  Significant information regarding each investee’s financial and operating performance for the year ending and at December 31, 2005 is in the following table.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2005	2004

Ashapura Minechem Limited:
Net Sales	$175,286	$91,243
Operating income	16,903	7,011
Affiliate income as reported	11,379	3,706
Earnings recorded	1,985	623
Current assets	63,906	45,221
Non-current assets	15,332	14,920
Total assets	79,238	60,141
Current liabilities	12,170	11,042
Non-current liabilities	51,534	38,582
Total liabilities	63,704	49,624
Ashapura Volclay Limited:
Net Sales	6,096	4,402
Operating income	1,731	1,204
Affiliate income as reported	1,146	705
Earnings recorded	407	245
Current assets	3,718	2,725
Non-current assets	8,637	8,651
Total assets	12,355	11,376
Current liabilities	1,746	925
Non-current liabilities	5,516	6,344
Total liabilities	7,262	7,269
All other affliates and joint ventures:
Net Sales	30,617	8,376
Operating income	2,729	1,610
Affiliate income as reported	2,081	1,568
Earnings recorded	562	319
Current assets	20,621	7,280
Non-current assets	3,793	2,241
Total assets	24,414	9,521
Current liabilities	11,867	3,147
Non-current liabilities	1,154	213
Total liabilities	13,021	3,360

          We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag.  However, the amounts for Ashapura Minechem Limited’s assets and liabilities in the above table are as at March 31, 2005 as this is the latest information available.

(9)     Income Taxes

          Total income tax expense (benefit) for the years ended December 31 was allocated as follows:

	2005	2004	2003

Income from continuing operations	$11,645	$4,687	$9,946
Discontinued operations	(5,255)	—	(8,741)

	$6,390	$4,687	$1,205

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

          For each of the years ended December 31 in the table below, domestic and foreign components of income from continuing operations before income taxes, equity in income of joint ventures and minority interest are:

	2005	2004	2003

Income from continuing operations before income taxes, income from affiliates and joint ventures:
Domestic	$22,485	$20,662	$18,972
Foreign	22,538	14,410	10,289

	$45,023	$35,072	$29,261

          The components of the provision for income taxes attributable to income from continuing operations before income taxes, equity in income of joint ventures and minority interest for the years ended December 31 in the below table consisted of:

	2005	2004	2003

Provision (benefit) for income taxes:
Federal:
Current	$6,257	$1,170	$8,921
Deferred	210	(95)	(2,296)
State:
Current	1,719	1,404	1,265
Deferred	341	(9)	(230)
Foreign:
Current	1,192	3,890	2,345
Deferred	1,926	(1,673)	(59)

	$11,645	$4,687	$9,946

          The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets attributable to:
Accounts receivable, due to allowance for doubtful accounts	$324	$938
Inventories	1,734	1,638
Employee benefit plans	6,584	5,660
Intangible assets	2,733	2,384
Accrued liabilities	1,301	2,024
Other	1,516	583

Total deferred tax assets	14,192	13,227
Deferred tax liabilities attributable to:
Plant and equipment, due to differences in depreciation	(1,793)	(2,007)
Land and mineral reserves, due to differences in depletion	(1,187)	(1,171)
Joint venture deferred tax	(1,591)	(1,110)
Other	(1,344)	(936)

Total deferred tax liabilities	(5,915)	(5,224)

Net deferred tax assets	$8,277	$8,003

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

          The following analysis reconciles the statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes, equity in income of joint ventures and minority interest:

	2005		2004		2003

	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Provision for income taxes at U.S. statutory rates	$15,791	35.0%	$12,275	35.0%	$10,241	35.0%
Increase (decrease) in taxes resulting from:
Percentage depletion	(2,173)	-4.8%	(1,832)	-5.2%	(1,040)	-3.6%
State taxes, net of federal benefit	1,177	2.6%	913	2.6%	824	2.8%
Foreign tax rates	(4,308)	-9.5%	(1,445)	-4.1%	(738)	-2.5%
Foreign tax adjustments	—	—	(1,119)	-3.2%	—	—
Depletion and research and experimentation adjustments	—	—	(4,789)	-13.7%	—	—
Dividend pursuant to American Jobs Creation Act of 2004	665	1.5%	—	—	—	—
Tax receivable write-off	1,448	3.1%	—	—	—	—
Other	(955)	-2.0%	684	2.0%	659	2.3%

	$11,645	25.9%	$4,687	13.4%	$9,946	34.0%

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(10)	Long-term Debt

          Long-term debt consisted of the following:

	December 31,

	2005	2004

Borrowings under revolving credit agreement	$25,759	$29,325
Industrial revenue bond	4,800	4,800
Other notes payable	4,279	170

	34,838	34,295
Less: current portion	—	—

	$34,838	$34,295

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

          Maturities of long-term debt outstanding at December 31, 2005, were as follows:

	2006	2007	2008	2009	2010	Thereafter

Borrowings under revolving credit agreement	—	—	—	—	25,759	—
Industrial revenue bond and other notes payable	—	1,768	—	—	2,511	4,800

	$—	$1,768	$—	$—	$28,270	$4,800

          The estimated fair value of the above borrowings at December 31, 2005, was approximately equal to their carrying amounts based on discounting future cash payments using current market interest rates for loans with similar terms and maturities.

          At December 31, 2005 and 2004, we had outstanding standby letters of credit of $14.2 million and $13.9 million, respectively.  These letters of credit typically serve to guarantee the Company’s performance of its obligations related to land reclamation and workers’ compensation claims.  The accompanying consolidated balance sheets as of December 31, 2005 and 2004 include amounts accrued for the estimated costs of obligations related to land reclamation and workers’ compensation claims.

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

          We completed several acquisitions during 2005, 2004 and 2003. The acquisitions in these years, individually and in aggregate, did not materially affect our operating results or financial position.  Summarized information related to these acquisitions is as follows:

	2005	2004	2003

Number of acquisitions	1	2	3
Net cash paid	$527	$13,333	$7,144
Goodwill and intangible assets recorded	628	12,742	1,118

(12)	Market Risks and Financial Instruments

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Interest Rate Sensitivity

          The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The instruments’ actual cash flows are denominated in U.S. dollars, Thai baht (THB), British pounds (UK£), and euro (€).

	Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

(US$equivalent in thousands)
Short-term debt:
Fixed rate	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate	—	—	—	—	—	—
Long-term debt:
Variable rate (US$)	—	1,768	—	—	9,000	4,800	15,568	15,568
Average interest rate	—	5.02%	—	—	5.15%	3.60%
Fixed rate (THB)	—	—	—	—	2,511	—	2,511	2,511
Interest rate	—	—	—	—	6.69%	—
Variable rate (UK£)	—	—	—	—	10,839	—	10,839	10,839
Average interest rate	—	—	—	—	5.14%	—
Variable rate (€)	—	—	—	—	5,920	—	5,920	5,920
Average interest rate	—	—	—	—	2.94%	—

Total	$—	$1,768	$—	$—	$28,270	$4,800	$34,838	$34,838

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

(13)	Accumulated Other Comprehensive Income

          Accumulated other comprehensive income at December 31 was comprised of the following components:

	2005	2004

Cumulative foreign currency translation	$8,947	$15,362
Minimum pension liability, net of $169 tax benefit in 2005 and $0 in 2004	(303)	(457)

	$8,644	$14,905

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(14)	Leases

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

          The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) and related sublease income as of December 31, 2005:

	Minimum Lease Payments			Sublease Rental Income

	Domestic	Foreign	Total

Year ending December 31:
2006	$4,437	$404	$4,841	$538
2007	3,793	357	4,150	565
2008	2,232	287	2,519	336
2009	789	201	990	—
2010	472	151	623	—
Thereafter	139	707	846	—

Total	$11,862	$2,107	$13,969	$1,439

(15)	Employee Benefit Plans

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

          The following tables set forth our pension obligations at December 31:

	Pension Benefits

	2005	2004

Change in benefit obligations:
Beginning benefit obligation	$34,807	$29,732
Service cost	1,850	1,449
Interest cost	1,973	1,827
Actuarial loss	748	2,819
Benefits paid	(1,008)	(1,020)

Ending benefit obligation	$38,370	$34,807
Change in plan assets:
Beginning fair value	$26,683	$22,682
Actual return	3,004	4,021
Company contribution	862	1,000
Benefits paid	(1,008)	(1,020)

Ending fair value	$29,541	$26,683
Funded status of the plan	$(8,829)	$(8,124)
Unrecognized actuarial and investment (gain) loss, net	2,636	2,620
Prior service cost	349	379
Transition asset		(87)

Accrued pension cost liability includeded in the consolidated financial statements	$(5,844)	$(5,212)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

          Pension cost for each of the following years was comprised of:

	2005	2004	2003

Service cost – benefits earned during the year	$1,850	$1,449	$1,325
Interest cost on accumulated benefit obligation	1,973	1,827	1,751
Expected return on plan assets	(2,272)	(1,938)	(1,576)
Net amortization and deferral	(56)	(106)	(36)

Net periodic pension cost	$1,495	$1,232	$1,464

          The following table summarizes the assumptions used in determining the pension obligation at December 31:

	2005	2004

Discount rate	5.25%	5.75%
Rate of compensation increase	5.75%	5.75%
Long-term rate of return	8.50%	8.50%

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

          We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition.  The investment portfolio contains a diversified blend of equity and fixed-income investments.  The investment objectives emphasize maximizing returns consistent with ensuring that sufficient assets are available to meet liabilities, and minimizing corporate cash contributions.  The Plan’s assets are managed so as to include investments that balance income and capital appreciation.

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

          Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors such as inflation and interest rates are evaluated before long-term capital

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

market assumptions are determined.  The long-term rate of return for plan assets is established via a building block approach with proper consideration of diversification and rebalancing.   The average long-term rate of return on our Plan’s assets since 1994 has been approximately 10.3%.

          The estimated future benefit payments from the defined benefit plan, reflecting expected future service, as appropriate, are presented in the following table:

Per Year

2006	1,081
2007	1,147
2008	1,229
2009	1,305
2010	1,408
2011 through 2015	9,626

Total	$15,796

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

          We also have a savings plan for its U.S. personnel. In 2005, we made a contribution in an amount equal to an employee’s contributions up to a maximum of 4% of the employee’s annual earnings. Company contributions are made using Company stock purchased in the open market. Our contributions under the savings plan were $1,529 in 2005, $1,440 in 2004 and $1,202 in 2003.

          Employees hired after December 31, 2003 do not participate in our defined benefit plan.  Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee’s savings plan equal to 3% of their compensation.  Under this defined contribution plan, we made a total cash contribution of $312 and $148 into employees’ savings accounts in 2005 and 2004, respectively.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

          For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value calculation included the following weighted average assumptions for grants made in each of the following years:

	2005	2004	2003

Risk-free interest rate	3.5%	3.0%	3.0%
Expected life of option in years	4	5	5
Expected dividend yield of stock	1.7%	1.5%	2.1%
Expected volatility of stock price	52.7%	53.3%	54.9%
Weighted-average fair value of options granted	$6,143	$5,333	$1,763

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

          These plans expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire.  Changes in options outstanding are summarized as follows:

	December 31, 2005		December 31, 2004		December 31, 2003

Expired Stock Option Plans	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at January 1	472,743	$2.10	709,279	$2.07	1,884,421	$2.07
Exercised	(250,086)	2.06	(236,536)	2.01	(1,169,816)	2.07
Cancelled	—	—	—	—	(5,326)	1.97

Options outstanding at December 31	222,657	2.14	472,743	2.10	709,279	2.07

Options exercisable at December 31	222,657		472,743		709,279

Shares available for future grant at December 31	—		—		—

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

These options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.  Changes in options outstanding are summarized as follows:

	December 31, 2005		December 31, 2004		December 31, 2003

1998 Long-Term Incentive Plan	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at January 1	1,627,144	$6.78	1,611,318	$4.11	1,731,194	$3.46
Granted	293,900	20.90	294,650	18.10	310,950	5.67
Exercised	(247,427)	3.95	(258,491)	2.94	(355,334)	2.46
Cancelled	(287)	1.57	(20,333)	7.97	(75,492)	3.32

Options outstanding at December 31	1,673,330	9.68	1,627,144	6.78	1,611,318	4.11

Options exercisable at December 31	924,673		826,121		634,547

Shares available for future grant at December 31	882,695		1,176,308		1,450,625

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

All Stock Option Plans

          The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

				Options Outstanding		Options Exercisable

Range of exercise prices			Number of Shares	Weighted Average Remaining Contractual Life (Yrs).	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.35	—	$2.29	483,326	2.43	$1.92	483,326	$1.92
$2.37	—	$5.67	606,032	4.10	4.78	455,194	4.57
$5.98	—	$6.65	224,452	6.12	6.62	114,452	6.62
$18.10	—	$18.10	288,650	4.11	18.10	94,731	18.10
$20.90	—	$20.90	293,900	5.11	20.90	—	—

	Total		1,896,360	4.07	8.79	1,147,703	4.77

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(17)	Accrued Liabilities

          Accrued liabilities at December 31 consisted of:

	2005	2004

Accrued severance taxes	$1,419	$2,726
Accrued employee costs	2,951	1,972
Accrued vacation pay	2,077	1,650
Accrued bonus	6,976	5,131
Accrued dividends payable	2,978	2,647
Accrued warranties	1,823	2,037
Accrued commissions	2,352	2,092
Accrued reclamation costs	1,004	1,626
Other	16,967	16,326

	$38,547	$36,207

          The changes in accrued warranties during 2005 and 2004 were as follows:

	2005	2004

Balance at the beginning of the year	$2,037	$1,147
Charged to costs and expenses	1,159	1,327
Net settlements	(1,299)	(534)
Foreign currency translation	(74)	97

Balance at the end of the year	1,823	2,037

(18)	Contingencies

          The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(19)	Quarterly Results (Unaudited)

          Unaudited summarized results for each quarter of the last two years are as follows:

	2005 Quarter

	First	Second	Third	Fourth

Minerals	$73,448	$74,877	$74,318	$73,043
Environmental	42,304	53,834	61,077	53,631
Transportation	10,985	12,595	13,224	12,904
Intersegment shipping	(4,687)	(4,962)	(5,691)	(4,976)

Net sales	$122,050	$136,344	$142,928	$134,602

Minerals	$13,474	$16,783	$15,043	$13,470
Environmental	14,860	18,249	21,473	18,738
Transportation	1,346	1,536	1,581	1,470

Gross profit	$29,680	$36,568	$38,097	$33,678

Minerals	$7,795	$10,665	$9,799	$8,243
Environmental	5,137	7,507	10,118	5,906
Transportation	573	720	751	673
Corporate	(5,270)	(5,431)	(4,709)	(5,401)

Operating profit	$8,235	$13,461	$15,959	$9,421

Income from continuing operations	$6,952	$9,518	$11,442	$8,378

Net income	$6,952	$14,273	$11,442	$8,378

Basic earnings per share (B)	$0.24	$0.48	$0.39	$0.28

Diluted earnings per share (B)	$0.23	$0.46	$0.37	$0.27

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2004 Quarter

	First	Second	Third	Fourth

Minerals (A)	$64,337	$66,710	$67,454	$65,666
Environmental (A)	33,672	47,199	50,539	41,313
Transportation	9,332	10,058	10,979	10,281
Intersegment shipping	(3,187)	(4,197)	(4,326)	(4,052)

Net sales (A)	$104,154	$119,770	$124,646	$113,208

Minerals (A)	$12,885	$13,780	$14,247	$12,027
Environmental (A)	12,801	16,798	17,541	14,018
Transportation	1,037	1,112	1,214	1,108

Gross profit (A)	$26,723	$31,690	$33,002	$27,153

Minerals	$7,435	$8,253	$8,172	$6,772
Environmental	3,079	6,176	6,767	4,500
Transportation	386	451	523	360
Corporate	(3,660)	(3,724)	(5,156)	(4,350)

Operating profit	$7,240	$11,156	$10,306	$7,282

Income from continuing operations	$5,083	$7,740	$12,469	$6,273

Net income	$5,083	$7,740	$12,469	$6,273

Basic earnings per share (B)	$0.17	$0.27	$0.43	$0.21

Diluted earnings per share (B)	$0.16	$0.25	$0.41	$0.20

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

Date:  April 7, 2006

AMCOL INTERNATIONAL CORPORATION

By:	/s/ Lawrence E. Washow

Lawrence E. Washow
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number

3.1	Restated Certificate of Incorporation of the Company (5), as amended (10), as amended (16)
3.2	Bylaws of the Company (10)
4	Article Four of the Company’s Restated Certificate of Incorporation (5), as amended (16)
10.3

Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago; (1) First Amendment dated June 2, 1994 (8); Second Amendment dated June 2, 1997 (13)

10.4	AMCOL International Corporation 1987 Non-Qualified Stock Option Plan (2); as amended (6)
10.9	AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (4); as amended (6)
10.10	AMCOL International Corporation 1993 Stock Plan, as amended and restated (10)
10.15	AMCOL International Corporation 1998 Long-Term Incentive Plan (15), as amended (21)
10.26	Employment Agreement dated March 15, 2002 by and between Registrant and Gary D. Morrison (22)*
10.27	Employment Agreement dated March 15, 2002 by and between Registrant and Peter M. Maul (22)*
10.28	Employment Agreement dated March 15, 2002 by and between Registrant and Gary Castagna (22)*
10.29	Employment Agreement dated March 15, 2002 by and between Registrant and Ryan F. McKendrick (22)*
10.30	Employment Agreement dated March 15, 2002 by and between Registrant and Lawrence E. Washow (22)*
10.31	Credit Agreement by and among AMCOL International Corporation and Harris N.A., Wells Fargo Bank, N.A., Bank of America N.A., and the Northern Trust Company dated November 10, 2005 (23)
21	AMCOL International Corporation Subsidiary Listing
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Exhibit is incorporated by reference to the Registrant’s Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
(5)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(6)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(10)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(15)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(21)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(22)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2002.
(23)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.

*Management compensatory plan or arrangement