Form 10-Q
period 2006-03-31
AMCOL INTERNATIONAL CORP
filed 2006-05-10
CIK 813621

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

                  For the quarterly period ended March 31, 2006

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-15661

                         AMCOL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               36-0724340
    ---------------------------------              -------------------
      (State or other jurisdiction                    (IRS Employer
    of incorporation or organization)              Identification No.)

    1500 West Shure Drive, Suite 500,
       Arlington Heights, Illinois                     60004-7803
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

                                 (847) 394-8730
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer  [X]  Non-accelerated filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding at April 19, 2006
        ------------------------------        -----------------------------
        (Common stock, $.01 par value)              29,940,439 Shares

================================================================================

                         AMCOL INTERNATIONAL CORPORATION

                                      INDEX

                                                                                Page No.
                                                                                --------
Part I - Financial Information
------------------------------

         Item 1     Financial Statements
                    Condensed Consolidated Balance Sheets -
                    March 31, 2006 and December 31, 2005                               3

                    Condensed Consolidated Statements of Operations -
                    three months ended March 31, 2006 and 2005                         5

                    Condensed Consolidated Statements of Comprehensive Income -
                    three months ended March 31, 2006 and 2005                         6

                    Condensed Consolidated Statements of Cash Flows -
                    three months ended March 31, 2006 and 2005                         7

                    Notes to Condensed Consolidated Financial Statements               8

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               15

         Item 3     Quantitative and Qualitative Disclosures About Market Risk        22

         Item 4     Controls and Procedures                                           22

Part II - Other Information
---------------------------

         Item 1A    Risk Factors                                                      23

         Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       23

         Item 6     Exhibits                                                          23

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2006             2005
                                                               --------------   --------------
                                                                 (unaudited)           *
                                  ASSETS
Current assets:
  Cash                                                         $       13,449   $       15,997
  Accounts receivable, net                                            111,529          101,725
  Inventories                                                          73,795           75,455
  Prepaid expenses                                                      9,277            9,068
  Current deferred tax assets                                           3,478            3,698
  Income taxes receivable                                               4,334            4,864
  Assets held for sale                                                    402              402
                                                               --------------   --------------
    Total current assets                                              216,264          211,209
                                                               --------------   --------------
Investment in and advances to affiliates and joint ventures            21,189           19,730
                                                               --------------   --------------
Property, plant, equipment, and mineral rights and reserves:
  Land and mineral rights                                              13,845           12,761
  Depreciable assets                                                  260,292          252,430
                                                               --------------   --------------
                                                                      274,137          265,191
  Less: accumulated depreciation                                      169,384          165,127
                                                               --------------   --------------
                                                                      104,753          100,064
                                                               --------------   --------------
Other assets:
  Goodwill                                                             20,850           20,644
  Intangible assets, net                                                2,759            3,009
  Deferred tax assets                                                   5,190            4,579
  Other assets                                                         11,155            9,294
                                                               --------------   --------------
                                                                       39,954           37,526
                                                               --------------   --------------
                                                               $      382,160   $      368,529
                                                               ==============   ==============

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2006             2005
                                                               --------------   --------------
                                                                 (unaudited)          *
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $       25,934   $       24,722
  Accrued liabilities                                                  29,214           38,547
                                                               --------------   --------------
    Total current liabilities                                          55,148           63,269
                                                               --------------   --------------
Long-term debt                                                         47,710           34,838
                                                               --------------   --------------
Minority interests in subsidiaries                                        262              259
Deferred compensation                                                   7,631            7,045
Other liabilities                                                      13,400           14,262
                                                               --------------   --------------
                                                                       21,293           21,566
                                                               --------------   --------------
Stockholders' equity:
  Common stock                                                            320              320
  Additional paid in capital                                           74,569           72,194
  Retained earnings                                                   190,542          184,125
  Accumulated other comprehensive income                                9,575            8,644
                                                               --------------   --------------
                                                                      275,006          265,283
Less:
  Treasury stock                                                       16,997           16,427
                                                               --------------   --------------
                                                                      258,009          248,856
                                                               --------------   --------------
                                                               $      382,160   $      368,529
                                                               ==============   ==============

*Condensed from audited financial statements.
 The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -------------------------------
                                                                    2006             2005
                                                               --------------   --------------
Net sales                                                      $      142,764   $      122,050
Cost of sales                                                         107,035           92,370
                                                               --------------   --------------
  Gross profit                                                         35,729           29,680
General, selling and administrative expenses                           23,682           21,445
                                                               --------------   --------------
  Operating profit                                                     12,047            8,235
                                                               --------------   --------------
Other income (expense):
  Interest expense, net                                                  (477)            (361)
  Other, net                                                              212             (105)
                                                               --------------   --------------
                                                                         (265)            (466)
                                                               --------------   --------------
  Income before income taxes and income from
   affiliates and joint ventures                                       11,782            7,769
Income tax expense                                                      3,408            1,484
                                                               --------------   --------------
  Income before income from affiliates and
   joint ventures                                                       8,374            6,285
Income from affiliates and joint ventures                               1,337              667
                                                               --------------   --------------
Net income                                                     $        9,711   $        6,952
                                                               ==============   ==============
Weighted average common shares outstanding                         29,773,953       29,333,627
                                                               ==============   ==============
Weighted average common and common equivalent
 shares outstanding                                                30,894,234       30,769,482
                                                               ==============   ==============
Basic earnings per share                                       $         0.33   $         0.24
                                                               ==============   ==============
Diluted earnings per share                                     $         0.31   $         0.23
                                                               ==============   ==============
Dividends declared per share                                   $         0.11   $         0.09
                                                               ==============   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -------------------------------
                                                                    2006             2005
                                                               --------------   --------------
Net income                                                     $        9,711   $        6,952
Other comprehensive income (loss):
  Minimum pension liability                                                 -              114
  Foreign currency translation adjustment                                 931           (1,498)
                                                               --------------   --------------
Comprehensive income                                           $       10,642   $        5,568
                                                               ==============   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               --------------------------------
                                                                    2006              2005
                                                               --------------    --------------
Cash flow from operating activities:
  Net income                                                   $        9,711    $        6,952
  Adjustments to reconcile from net income to net cash
   provided by (used in) operating activities:
    Depreciation, depletion, and amortization                           4,907             4,885
    Changes in assets and liabilities, net of
     effects of acquisitions:
      Increase in current assets                                       (7,873)           (7,290)
      Increase in noncurrent assets                                    (2,610)           (3,059)
      Increase (decrease) in current liabilities                       (6,929)            1,624
      Increase  (decrease) in noncurrent liabilities                     (276)             (251)
      Other                                                              (931)             (184)
                                                               --------------    --------------
        Net cash provided by (used in) operating activities            (4,001)            2,677
                                                               --------------    --------------
Cash flow from investing activities:
  Capital expenditures                                                 (9,311)           (5,157)
  Acquisitions, net of cash                                            (1,289)           (1,632)
  Other                                                                   162             1,129
                                                               --------------    --------------
        Net cash used in investing activities                         (10,438)           (5,660)
                                                               --------------    --------------
Cash flow from financing activities:
  Net change in outstanding debt                                       12,491             7,821
  Proceeds from sales of treasury stock                                 1,373               550
  Purchases of treasury stock                                          (1,075)                -
  Dividends paid                                                       (3,291)           (2,656)
  Excess tax benefits from stock-based compensation                     1,650                 -
                                                               --------------    --------------
        Net cash provided by financing activities                      11,148             5,715
                                                               --------------    --------------
Effect of foreign currency rate changes on cash                           743              (825)
                                                               --------------    --------------
Net increase (decrease) in cash and cash equivalents                   (2,548)            1,907
                                                               --------------    --------------
Cash and cash equivalents at beginning of period                       15,997            17,594
                                                               --------------    --------------
Cash and cash equivalents at end of period                     $       13,449    $       19,501
                                                               ==============    ==============
Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                                     $          412    $          327
                                                               ==============    ==============
  Income taxes                                                 $        1,222    $        1,243
                                                               ==============    ==============

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

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

        AMCOL International Corporation (the Company) operates in two principal segments: minerals and environmental. We also operate a transportation business, whose activities include delivering our own products. Intersegment revenues are eliminated in the corporate segment. The composition of our revenues by segment is as follows:

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -------------------------------
                                                                    2006             2005
                                                               --------------   --------------
Minerals                                                                   56%              60%
Environmental                                                              39%              35%
Transportation                                                              9%               9%
Intersegment Shipping                                                      -4%              -4%
                                                               --------------   --------------
                                                                          100%             100%
                                                               ==============   ==============

        Further descriptions of our products, principal markets and the relative significance of our operations are included in Note 4, "Business Segment Information."

BASIS OF PRESENTATION

        The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2005, is unaudited. The condensed consolidated balance sheet as of December 31, 2005 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2005. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2006 and 2005, and the financial position of the Company as of March 31, 2006, and all such adjustments are of a normal recurring nature. Management recommends that the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

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

RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

NEW ACCOUNTING STANDARDS

        As discussed in Note 5, we adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share Based Payment effective January 1, 2006.

         We adopted Emerging Issues Task Force ("EITF") Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, effective January 1, 2006. This guidance requires that, once production has commenced from a mine, production-related stripping costs be accounted for as a current cost of production. It also requires that these costs be included within inventories to the extent that minerals extracted from the mine are still on hand at each period end. Our adoption of this guidance did not have a material impact on our consolidated financial statements. Issue 04-6 does not address the accounting for stripping costs incurred in the pre-production phase of a mine site. These costs are deferred and amortized on a units-of-production basis over the estimated life of each mine site. Deferred stripping costs, which had been reported within inventory in periods prior to January 1, 2006, have been reclassified into prepaid expenses.

NOTE 2:  EARNINGS PER SHARE

        The table below provides further share information used in computing our earnings per share for the periods presented herein. Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share was computed by dividing net income by the weighted average common shares outstanding after consideration of the dilutive effect of stock options outstanding during each period.

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -------------------------------
                                                                    2006             2005
                                                               --------------   --------------
Weighted average number of common shares outstanding               29,773,953       29,333,627
Dilutive impact of stock options                                    1,120,281        1,435,855
                                                               --------------   --------------
Weighted average number of common and common equivalent
 shares for the period                                             30,894,234       30,769,482
                                                               ==============   ==============
Number of common shares outstanding at the end of the period       29,933,271       29,474,627
                                                               ==============   ==============
Weighted average number of anti-dilutive shares excluded
 from the computation of diluted earnings per share                   146,225                -
                                                               ==============   ==============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

NOTE 3:  ADDITIONAL BALANCE SHEET INFORMATION

        Inventories at March 31, 2006 have been valued using the same methods as at December 31, 2005. Our inventories are comprised of the following components:

                                                                  MARCH 31,       DECEMBER 31,
                                                                    2006             2005
                                                               --------------   --------------
Crude stockpile inventories                                    $       20,177   $       20,833
In-process inventories                                                 27,202           25,935
Other raw material, container, and supplies inventories                26,416           28,687
                                                               --------------   --------------
                                                               $       73,795   $       75,455
                                                               ==============   ==============

        We mine various minerals using a surface mining process that requires the removal of overburden. Under various governmental regulations, we are obligated to restore the land comprising each mining site to its original condition at the completion of mining activity. The obligation is adjusted to reflect the passage of time and changes in estimated future cash outflows. A reconciliation of the activity within our reclamation obligation is as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                           2006
                                                     ------------------
Balance at beginning of period                       $            4,966
Settlement of obligations                                          (342)
Liabilities incurred and accretion expense                          447
                                                     ------------------
Balance at end of period                             $            5,071
                                                     ==================

        A reconciliation of the activity within our accrued warranty obligation is as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                           2006
                                                     ------------------
Balance at beginning of period                       $            1,823
Charged to costs and expenses                                      (304)
Net settlements                                                    (375)
Foreign currency translation                                         15
                                                     ------------------
Balance at end of period                             $            1,159
                                                     ==================

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

NOTE 4:  BUSINESS SEGMENT INFORMATION

        We operate in two major industry segments: minerals and environmental. We also operate a transportation business. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to our other segments as well as third-party customers.

        We identify segments based on management responsibility and the nature of the business activities of each component of the Company. Intersegment sales are insignificant, other than intersegment shipping, which is disclosed in the following table. We measure segment performance based on operating profit, which is defined as net sales less cost of sales and general, selling and administrative expenses related to a segment's operations. The costs deducted to arrive at operating profit do not include interest or income taxes.

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

        The following summaries set forth certain financial information by business segment:

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -------------------------------
                                                                    2006             2005
                                                               --------------   --------------
Net sales:
  Minerals                                                     $       80,071   $       73,448
  Environmental                                                        55,130           42,304
  Transportation                                                       12,471           10,985
  Intersegment shipping                                                (4,908)          (4,687)
                                                               --------------   --------------
        Total                                                  $      142,764   $      122,050
                                                               ==============   ==============
Operating profit (loss):
  Minerals                                                     $        8,767   $        7,795
  Environmental                                                         7,731            5,137
  Transportation                                                          683              573
  Corporate                                                            (5,134)          (5,270)
                                                               --------------   --------------
        Total                                                  $       12,047   $        8,235
                                                               ==============   ==============

                                                                MAR. 31, 2006    DEC. 31, 2005
                                                               --------------   --------------
Assets:
  Minerals                                                     $      193,502   $      186,718
  Environmental                                                       152,481          146,588
  Transportation                                                        3,057            3,027
  Corporate                                                            33,120           32,196
                                                               --------------   --------------
        Total                                                  $      382,160   $      368,529
                                                               ==============   ==============

NOTE 5:  STOCK OPTION PLANS

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

        Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and elected to apply those provisions prospectively, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123, to all employee awards granted, modified, or settled after January 1, 2003. Awards granted after 2002 vest over three years.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

        Effective January 1, 2006, we adopted SFAS 123(R), Share Based Payment, under the modified prospective transition method. This adoption did not significantly affect our statement of operations, balance sheet or statement of comprehensive income for the three months ended March 31, 2006. Statement 123(R) does require, however, that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required prior to January 1, 2006; this has the effect of reducing net operating cash flows and increasing net financing cash flows for all periods after December 31, 2005. For the three months ended March 31, 2006, this amount was $1,650. While we can not estimate what those amounts will be in the future (because they depend on, amongst other factors, when employees exercise options), the amount of operating cash flows recognized for such excess tax deductions for the three month period ended March 31, 2005 (and hence the amount that would have been reclassified as a cash inflow from financing activities if SFAS 123(R) had been applicable in the prior period) was $728.

        The cost related to stock-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards as required by SFAS 123(R). Results for periods prior to January 1, 2006 have not been restated to reflect the use of the fair value based method of accounting for employee awards. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in 2005:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                     2005
                                                               ------------------
Net income, as reported                                        $            6,952
Add: Stock-based employee compensation expense included in
      reported net income, net of related tax effects                        368
Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                               (403)
                                                               ------------------
Pro forma net income                                           $            6,917
                                                               ==================
Earnings per share:

Basic - as reported                                            $             0.24
Basic - pro forma                                              $             0.24

Diluted - as reported                                          $             0.23
Diluted - pro forma                                            $             0.22

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

NOTE 6:      EMPLOYEE BENEFIT PLANS

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -------------------------------
                                                                    2006             2005
                                                               --------------   --------------
Service cost                                                   $          434   $          463
Interest cost                                                             497              493
Expected return on plan assets                                           (630)            (568)
Amortization of transition (asset) / obligation                             -              (22)
Amortization of prior service cost                                          8                8
Amortization of net (gain) loss                                             -                -
                                                               --------------   --------------
Net periodic benefit cost                                      $          309   $          374
                                                               ==============   ==============

        We previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 that we expected to contribute $1,000 to our pension plan in 2006. That full contribution was made in the first quarter of 2006.

NOTE 7:      INCOME TAXES

        Our effective tax rate for the three months ended March 31, 2006 was 28.9%, which differs from the statutory rate of 35% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries. In the three month period ending March 31, 2006, we increased our provision for taxes owed by $157 largely due to provision to return differences. Excluding the effect of these differences, the effective tax rate for the period ending March 31, 2006 would have been 27.7%.

        Our effective tax rate for the three months ended March 31, 2005 was 19.1%, which varies from the 35% statutory rate for the same depletion and foreign tax rates mentioned above. Additionally, the 19.1% includes a further reduction to income tax expense of $574 largely due to changes in estimated depletion deductions; excluding this benefit, the effective tax rate would have approximated 26.5%.

NOTE 8:      ACQUISITIONS

        We made payments of $1,289 in the quarter ended March 31, 2006 to former owners of businesses we acquired pursuant to contingent payment arrangements associated with those acquisitions.

NOTE 9:      CONTINGENCIES

        We are party to a number of lawsuits arising in the normal course of business. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

        From time to time, certain statements we make, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth and levels of capital expenditures. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following: actual performance in our various markets; conditions in the metalcasting and construction industries; operating costs; competition; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments and assumptions, including with respect to events which are inherently uncertain. As a result, actual results could differ from these estimates. For more information on our critical accounting policies, one should also read our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

ANALYSIS OF RESULTS OF OPERATIONS
---------------------------------

        Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements. In addition, as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1, we have reclassified certain prior year amounts to conform to the current year's presentation. The following discussion and analysis of results of operations and financial condition are based upon such reclassified financial data.

THREE MONTHS ENDED MARCH 31, 2006 VS. MARCH 31, 2005:

RESULTS OF OPERATIONS (IN MILLIONS):

NET SALES:                2006        2005       % Change
-----------------------  -------     -------     --------
                         $ 142.8     $ 122.1         17%

        Net sales from base businesses (those operations owned for greater than one year) accounted for approximately 97% of the growth, or 16.5 percentage points, over the prior year period. On an operating segment basis, minerals accounted for approximately 32% of the increase in net sales while environmental contributed approximately 62% of the growth. Our transportation segment accounted for approximately 6% of the sales growth over the first quarter of 2005.

GROSS PROFIT:             2006        2005       % Change
-----------------------  -------     -------     --------
                         $  35.7     $  29.7         20%
          Margin            25.0%       24.3%       N/A

        Gross profit improved in the first quarter of 2006 in conjunction with the increase in net sales. Gross margin increased by 70 basis points due to a relatively large increase in environmental segment sales which generates our highest margins.

GENERAL, SELLING &
ADMINISTRATIVE EXPENSES:   2006       2005       % Change
-----------------------  -------     -------     --------
                         $  23.7     $  21.4         10%

        Higher personnel and operating expenses in the environmental segment were the primary causes for the increase in G, S &A over the first quarter of 2005.

OPERATING PROFIT:          2006       2005       % Change
-----------------------  -------     -------     --------
                         $  12.0     $   8.2         46%
          Margin             8.4%        6.7%       N/A

        Our environmental segment contributed approximately 68% of the increase as a result of higher sales. Operating margins improved in all three reporting segments. Higher shipments and selling prices aided the increase in operating margins.

INTEREST EXPENSE, NET:     2006       2005       % Change
-----------------------  -------     -------     --------
                         $   0.5     $   0.4         32%

        Interest expense in the 2006 first quarter increased due both to higher average long-term debt compared with the prior year period and higher interest rates. The increase in long-term debt was attributed to higher working capital funding in the current-year period. The majority of our long-term debt has a variable rate of interest which is primarily influenced by the changes in the LIBOR.

INCOME TAX EXPENSE:        2006       2005       % Change
-----------------------  -------     -------     --------
                         $   3.4     $   1.5        130%
    Effective tax rate      28.9%       19.1%       N/A

        Our effective tax rate has differed from the statutory 35% rate due primarily to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries. Our effective tax rate in the current year period was negatively impacted by changes in estimated taxes payable for 2005 in certain foreign jurisdictions. The 2005 period, conversely, was favorably impacted by estimated changes for taxes payable in the U.S. After factoring out the negative impact of adjustments in the first quarter of 2006, we estimated our effective tax rate for 2006 to be approximately 28%. This estimate is subject to change if the distribution of taxable income between foreign and U.S. jurisdictions is altered through the course of the year. Foreign jurisdictions, in general, have lower corporate income tax rates than the U.S.

INCOME FROM AFFILIATES
& JOINT VENTURES           2006       2005       % Change
-----------------------  -------     -------     --------
                         $   1.3     $   0.7        100%

        Higher earnings from our India-based investments accounted for the increase over the 2005 first quarter results. A major impact on the earnings of our largest investment in India, Ashapura Minechem Limited, is the rapid development of its bauxite business. Bauxite is primarily used in the production of alumina, which, in turn, is used to produce aluminum. Ashapura is benefiting from the high demand for aluminum in China.

NET INCOME                 2006       2005       % Change
-----------------------  -------     -------     --------
                         $  9.7      $   7.0         40%
          Margin            6.8%         5.7%       N/A

        Growth in operating profit and income from affiliates and joint ventures accounted for the increase in net income over the first quarter of 2005. Net margin also improved with the higher operating margins we generated this year.

DILUTED EARNINGS
PER SHARE:                 2006       2005       % Change
-----------------------  -------     -------     --------
                         $  0.31     $  0.23         35%

        Earnings per share improved commensurate with higher net income. Weighted average common and common equivalent shares outstanding increased by less than 1% over the 2005 quarter.

SEGMENT ANALYSIS:
----------------

        Following is a review of operating results for each of our four reporting segments:

                                                       THREE MONTHS ENDED MARCH 31,
                                 -----------------------------------------------------------------------
           MINERALS                       2006                     2005                2006 VS. 2005
------------------------------   ---------------------    ---------------------    ---------------------
                                                          (Dollars in Thousands)
Net sales                        $  80,071       100.0%   $  73,448       100.0%   $   6,623         9.0%
Cost of sales                       65,179        81.4%      59,974        81.7%
                                 ---------   ---------    ---------   ---------
  Gross profit                      14,892        18.6%      13,474        18.3%       1,418        10.5%
General, selling and
 administrative expenses             6,125         7.6%       5,679         7.7%         446         7.9%
                                 ---------   ---------    ---------   ---------    ---------
  Operating profit                   8,767        11.0%       7,795        10.6%         972        12.5%

        Base businesses accounted for all of the growth over the prior-year period. Net sales for the quarter improved primarily from growth in metalcasting and specialty mineral revenues. A majority of metalcasting revenue growth was due to higher prices passed on to domestic customers to cover rising energy-related and raw material costs. We also continued to see growth in volumes for our Asia/Pacific metalcasting product lines. Specialty mineral sales were positively impacted by higher prices and volumes for petroleum product drilling fluids. This offset a decline in our detergent specialty products which suffered from lower volumes compared with the 2005 quarter. Pet products revenue was relatively unchanged over the prior-year quarter.

        Gross profit improved in conjunction with sales and the margin increased 30 basis points. Higher selling prices were realized in a majority of our domestic product lines while energy-related and raw material costs did not increase at the rates seen in 2005. This benefit was partially offset by higher production costs at our Asia/Pacific operations primarily due to transportation costs for imported raw materials.

        G, S & A expenses increased due to Asia/Pacific operating costs related to market development activities.

        Operating profit and margin improved commensurate with the gross profit growth and lower G, S&A spending.

                                                       THREE MONTHS ENDED MARCH 31,
                                 -----------------------------------------------------------------------
         ENVIRONMENTAL                    2006                     2005                2006 VS. 2005
------------------------------   ---------------------    ---------------------    ---------------------
                                                          (Dollars in Thousands)
Net sales                        $  55,130       100.0%   $  42,304       100.0%   $  12,826        30.3%
Cost of sales                       35,775        64.9%      27,444        64.9%
                                 ---------   ---------    ---------   ---------
  Gross profit                      19,355        35.1%      14,860        35.1%       4,495        30.2%
General, selling and
 administrative expenses            11,624        21.1%       9,723        23.0%       1,901        19.6%
                                 ---------   ---------    ---------   ---------    ---------
  Operating profit                   7,731        14.0%       5,137        12.1%       2,594        50.5%

        Base businesses accounted for nearly all of the growth over the prior-year period. Higher oilfield service revenues, which is part of our water treatment product line, contributed a majority of the growth over the 2005 quarter. Building materials product line sales increased as result of higher volumes and pricing in the U.S. We also continued to see higher volumes in Europe and China. Lining technology sales increased in the U.S. due to higher pricing. Other geographical markets for lining technology products grew due to higher volumes.

        Gross profit improved in conjunction with sales. Despite the increase in sales, gross margin was unchanged over the prior-year quarter. Higher raw materials and manufacturing costs in the U.S. negatively impacted gross margin in the period.

        G, S & A grew due to higher personnel and product warranty expenses. Also, we experienced higher market development costs associated with our U.S. contracting services unit.

        Operating profit and margin improved with the gross profit increase and relatively modest G, S, & A spending growth.

                                                       THREE MONTHS ENDED MARCH 31,
                                 -----------------------------------------------------------------------
        TRANSPORTATION                    2006                     2005                2006 VS. 2005
------------------------------   ---------------------    ---------------------    ---------------------
                                                          (Dollars in Thousands)
Net sales                        $  12,471       100.0%   $  10,985       100.0%   $   1,486        13.5%
Cost of sales                       10,989        88.1%       9,639        87.7%
                                 ---------   ---------    ---------   ---------
  Gross profit                       1,482        11.9%       1,346        12.3%         136        10.1%
General, selling and
 administrative expenses               799         6.4%         773         7.0%          26         3.4%
                                 ---------   ---------    ---------   ---------    ---------
  Operating profit                     683         5.5%         573         5.3%         110        19.2%

        Higher traffic and pricing lead to the increase in revenues over the prior-year period. Gross profit and margins were positively impacted by the improvement in revenues. G, S & A spending rose modestly due to higher compensation costs.

                                                     THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------------------
           CORPORATE                          2006         2005           2006 VS. 2005
---------------------------------------    ---------    ---------    ----------------------
                                                        (Dollars in Thousands)
Intersegment shipping sales                $  (4,908)   $  (4,687)
Intersegment shipping costs                   (4,908)      (4,687)
                                           ---------    ---------
  Gross profit                                     -            -
Corporate general, selling
 and administrative expenses                   4,255        4,361         (106)       -2.4%
Nanocomposite business
 development expenses                            879          909          (30)       -3.3%
                                           ---------    ---------    ---------
Operating loss                                (5,134)      (5,270)         136        -2.6%

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

        The decline in G, S & A spending was attributed to the lower audit and Sarbanes-Oxley compliance-related costs. We also incurred higher product development costs in the 2005 quarter which were not a factor in this year.

        Nancocomposite development costs remained relatively unchanged. These costs will be influenced by the change in sales as we continue market development activities. After completing organizational changes in the first quarter of 2006, we expect operating costs for the business to be relatively stable hereafter.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

        Cash flows from operations, borrowings from a revolving credit facility and proceeds from the exercise of stock options by employees have been our sources of funds to purchase property, plant and equipment; acquire businesses; repurchase common stock; and pay dividends to shareholders. We believe cash flows from operations and borrowings from an unused and committed revolving credit facility will be adequate to support our operating plans for the foreseeable future. Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1 of this report.

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                         CASH FLOWS                            -------------------------------
                      ($ in millions)                               2006             2005
------------------------------------------------------------   --------------   --------------
Net cash provided by (used in) operating activities            $         (4.0)  $          2.7
Net cash provided by (used in) investing activities            $        (10.4)  $         (5.7)
Net cash provided by (used in) financing activities            $         11.1   $          5.7

        Cash flows from operating activities declined primarily due to a greater decrease in accrued liabilities relative to the prior-year quarter. We tend to pay a number of accruals in the first quarter of each year, such as incentive bonuses. In the 2006 period, we paid greater amounts for these items than in the first quarter of 2005. Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern to continue for the remainder of 2006.

        Cash flows used in investing activities increased in the 2006 quarter due to higher capital expenditures. We have a number of expansion projects ongoing this year, including new manufacturing operations in Spain for the environmental segment and in China for the minerals segment, that were not included in the 2005 capital expenditure plan. We are also expending more funds for improving productivity at our U.S.-based mineral processing operations in 2006. Capital expenditures for 2006 are estimated to be in the range of $34 million to $38 million.

        Cash flows provided by financing activities increased due to higher debt borrowings. The increase was due to higher working capital and capital expenditures in the 2006 period. Dividends increased to $0.11 per share from $0.09 per share in the 2005 quarter, consequently increasing the financing needs this year. We also repurchased 40 thousand shares of our stock on the open market in the 2006 first quarter for an aggregate amount of $1.1 million, or an average price of $26.89 per share. We have $7.0 million remaining in funds authorized by our board of directors for the repurchase of common stock. We plan to utilize these funds for stock repurchases over the course of 2006, unless we determine a better utilization of our cash or financing means. In the first quarter of 2006, we received $1.4 million from employees on their exercise of stock options; we also recorded a $1.7 million cash benefit resulting from reduced tax payments on these option exercises.

                                                                             AS AT
                                                               -------------------------------
                     FINANCIAL POSITION                           MARCH 31,      DECEMBER 31,
                      ($ in millions)                               2006             2005
------------------------------------------------------------   --------------   --------------
Working capital                                                $        161.1   $        147.9
Goodwill & Intangible assets                                   $         23.6   $         23.7
Total assets                                                   $        382.2   $        368.5

Long-term debt                                                 $         47.7   $         34.8
Other long-term obligations                                    $         21.3   $         21.6
Stockholder's equity                                           $        258.0   $        248.9

        Working capital at March 31, 2006, increased over the amount at December 31, 2005, due the growth in accounts receivable and lower accrued liabilities that was described earlier. Current ratio was 3.9-to-1 and 3.3-to-1 at March 31, 2006, and December 31, 2005, respectively.

        Long-term debt increased commensurate with higher working capital requirements and capital expenditure funding requirements. Consequently, long-term debt relative to total capitalization rose to 16% at March 31, 2006, compared with 12% at December 31, 2005. At March 31, 2006, we had approximately $82.0 million of borrowing capacity available from our revolving credit facility. We are in compliance with financial covenants related to the revolving credit facility as of March 31, 2006.

        We believe future cash flows from operations combined with financing capability from our revolving credit facility will be adequate to fund necessary investing activities planned in the future.

        Since the mid 1980's, we have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content within our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our former and current customers. To date, we have not incurred significant costs in defending these matters. We believe we have adequate insurance coverage and do not believe the litigation will have a material adverse impact on our financial position, liquidity or results of operations.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (IN MILLIONS):
-------------------------------------------------------------------------

        Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, discloses our contractual obligations and off-balance sheet arrangements. Other than the increase in our long-term bank debt as disclosed in our financial statements and the contribution to our defined benefit plan as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements within this Form 10-Q, there were no material changes in our contractual obligations and off-balance sheet arrangements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

ITEM 4:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports we file or submit under the Exchange Act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

        There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A:   RISK FACTORS

        Information regarding risk factors appears in Part 1, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005, as amended. There have been no material changes from the risk factors disclosed therein.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On May 13, 2004, the Board of Directors authorized a program to repurchase up to $10 million of our outstanding stock; this authorization expires September 30, 2006. The table below illustrates the stock repurchases made in 2006.

                                             TOTAL NUMBER OF                      MAXIMUM VALUE OF
                                           SHARES REPURCHASED       AVERAGE    SHARES THAT MAY YET BE
                                           AS PART OF THE STOCK   PRICE PAID   REPURCHASED UNDER THE
                                           REPURCHASE PROGRAM      PER SHARE           PROGRAM
                                           --------------------   ----------   ----------------------
Balance at the beginning of the year                                           $            8,035,285
January 1, 2006 - January 31, 2006                            -   $        -   $            8,035,285
February 1, 2006 - February 28, 2006                          -   $        -   $            8,035,285
March 1, 2006 - March 31, 2006                           40,000   $    26.89   $            6,959,825
                                           --------------------
Total                                                    40,000   $    26.89
                                           ====================

ITEM 6:  EXHIBITS

EXHIBIT
NUMBER
-------
  10.1 Employment Agreement dated March 24, 2006 between AMCOL International Corporation and Lawrence E. Washow*
  10.2 Employment Agreement dated March 24, 2006 between AMCOL International Corporation and Gary L. Castagna*
  10.3 Employment Agreement dated March 24, 2006 between AMCOL International Corporation and Ryan F. McKendrick*
  10.4 Employment Agreement dated March 24, 2006 between AMCOL International Corporation and Gary Morrison*
  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
  32     Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350

* Exhibit is incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 29, 2006

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMCOL INTERNATIONAL CORPORATION


Date: May 10, 2006                     /s/ Lawrence E. Washow
                                           -------------------------------------
                                           Lawrence E. Washow
                                           President and Chief Executive Officer


Date: May 10, 2006                     /s/ Gary L. Castagna
                                           -------------------------------------
                                           Gary L. Castagna
                                           Senior Vice President and
                                           Chief Financial Officer and
                                           Principal Accounting Officer