Form 10-Q
period 2006-06-30
AMCOL INTERNATIONAL CORP
filed 2006-08-09
CIK 813621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to______________ to ______________

Commission file number 0-15661

AMCOL INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-0724340

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1500 West Shure Drive, Suite 500, Arlington Heights, Illinois	60004-7803

(Address of principal executive offices)	(Zip Code)

(847) 394-8730

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

(Common stock, $.01 par value)	29,981,579 Shares

AMCOL INTERNATIONAL CORPORATION

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1.  Financial Statements

ASSETS	June 30, 2006	December 31, 2005

	(unaudited)	*
Current assets:
Cash	$13,743	$15,997
Accounts receivable, net	123,437	101,725
Inventories	72,894	75,455
Prepaid expenses	12,396	9,068
Current deferred tax assets	3,863	3,698
Income taxes receivable	4,204	4,864
Assets held for sale	401	402

Total current assets	230,938	211,209

Investment in and advances to affiliates and joint ventures	23,295	19,730

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	15,652	12,761
Depreciable assets	270,958	252,430

	286,610	265,191
Less: accumulated depreciation	174,780	165,127

	111,830	100,064

Other assets:
Goodwill	21,719	20,644
Intangible assets, net	2,493	3,009
Deferred tax assets	5,043	4,579
Other assets	10,994	9,294

	40,249	37,526

	$406,312	$368,529

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2006	December 31, 2005

	(unaudited)	*
Current liabilities:
Accounts payable	$28,568	$24,722
Accrued liabilities	32,925	38,547

Total current liabilities	61,493	63,269

Long-term debt	52,790	34,838

Minority interests in subsidiaries	262	259
Deferred compensation	7,691	7,045
Other liabilities	14,639	14,262

	22,592	21,566

Stockholders’ equity:
Common stock	320	320
Additional paid in capital	75,500	72,194
Retained earnings	198,859	184,125
Accumulated other comprehensive income	12,858	8,644

	287,537	265,283
Less:
Treasury stock	18,100	16,427

	269,437	248,856

	$406,312	$368,529

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Continuing operations
Net sales	$295,465	$258,394	$152,701	$136,344
Cost of sales	220,041	192,146	113,006	99,776

Gross profit	75,424	66,248	39,695	36,568
General, selling and administrative expenses	48,549	44,552	24,867	23,107

Operating profit	26,875	21,696	14,828	13,461

Other income (expense):
Interest expense, net	(1,095)	(805)	(618)	(444)
Other, net	532	(991)	320	(886)

	(563)	(1,796)	(298)	(1,330)

Income before income taxes and income from affiliates and joint ventures	26,312	19,900	14,530	12,131
Income tax expense	7,268	4,457	3,860	2,973

Income before income from affiliates and joint ventures	19,044	15,443	10,670	9,158
Income from affiliates and joint ventures	2,586	1,027	1,249	360

Income from continuing operations	21,630	16,470	11,919	9,518
Discontinued operations:
Gain on disposal (including income tax benefits of $5,255 in 2005)	—	4,755	—	4,755

Income from discontinued operations	—	4,755	—	4,755

Net income	$21,630	$21,225	$11,919	$14,273

Weighted average common shares outstanding	29,880	29,407	29,971	29,480

Weighted average common and common equivalent shares outstanding	31,011	30,772	30,937	30,773

Basic earnings per share:
Continuing operations	$0.72	$0.56	$0.40	$0.32
Discontinued operations - Gain on disposal	—	0.16	—	0.16

Basic earnings per share	$0.72	$0.72	$0.40	$0.48

Diluted earnings per share:
Continuing operations	$0.70	$0.54	$0.39	$0.31
Discontinued operations - Gain on disposal	—	0.15	—	0.15

Diluted earnings per share	$0.70	$0.69	$0.39	$0.46

Dividends declared per share	$0.23	$0.18	$0.12	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Net income	$21,630	$21,225	$11,919	$14,273
Other comprehensive income (loss):
Minimum pension liability	—	169	—	55
Foreign currency translation adjustment	4,214	(5,320)	3,283	(3,822)

Comprehensive income	$25,844	$16,074	$15,202	$10,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2006	2005

Cash flow from operating activities:
Net income	$21,630	$21,225
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operations	—	(4,755)
Depreciation, depletion, and amortization	10,089	9,828
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(22,563)	(13,630)
Decrease (increase) in noncurrent assets	(1,895)	400
Increase (decrease) in current liabilities	(647)	(4,962)
Increase (decrease) in noncurrent liabilities	1,024	321
Other	(1,838)	(1,389)

Net cash provided by (used in) operating activities	5,800	7,038

Cash flow from investing activities:
Capital expenditures	(20,525)	(11,733)
Acquisitions, net of cash	(1,270)	(1,632)
Other	219	75

Net cash used in investing activities	(21,576)	(13,290)

Cash flow from financing activities:
Net change in outstanding debt	15,168	10,255
Proceeds from sales of treasury stock	2,214	944
Purchases of treasury stock	(3,219)	—
Dividends paid	(6,893)	(5,324)
Excess tax benefits from stock-based compensation	1,931	—

Net cash provided by financing activities	9,201	5,875

Effect of foreign currency rate changes on cash	4,321	(2,779)

Net increase (decrease) in cash and cash equivalents	(2,254)	(3,156)

Cash and cash equivalents at beginning of period	15,997	17,594

Cash and cash equivalents at end of period	$13,743	$14,438

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,089	$775

Income taxes	$5,033	$2,648

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

Company Operations

          AMCOL International Corporation (the Company) operates in two principal segments:  minerals and environmental.  We also operate a transportation business, whose activities include delivering our own products.  Intersegment revenues are eliminated in the corporate segment.  The composition of our revenues by segment is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Minerals	54%	57%	51%	55%
Environmental	41%	37%	44%	39%
Transportation	9%	9%	8%	9%
Intersegment Shipping	-4%	-3%	-3%	-3%

	100%	100%	100%	100%

          Further descriptions of our products, principal markets and the relative significance of our operations are included in Note 4, “Business Segment Information.”

Basis of Presentation

          The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2005, is unaudited.  The condensed consolidated balance sheet as of December 31, 2005 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2005.  The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2006 and 2005, and the financial position of the Company as of June 30, 2006, and all such adjustments are of a normal recurring nature.  Management recommends that the accompanying condensed consolidated financial information be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

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

Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year’s presentation.

New Accounting Standards

          As discussed in Note 5, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share Based Payment effective January 1, 2006.

          We adopted Emerging Issues Task Force (“EITF”) Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, effective January 1, 2006.  This guidance requires that, once production has commenced from a mine, production-related stripping costs be accounted for as a current cost of production.  It also requires that these costs be included within inventories to the extent that minerals extracted from the mine are still on hand at each period end.  Issue 04-6 does not address the accounting for stripping costs incurred in the pre-production phase of a mine site.  These costs are deferred and amortized on a units-of-production basis over the estimated life of each mine site.  Our adoption of this guidance did not have a material impact on our consolidated financial statements.  Deferred stripping costs, which had been reported within inventory in periods prior to January 1, 2006, have been reclassified into prepaid expenses.

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We have not yet determined the impact this standard will have when we adopt it for our fiscal year beginning January 1, 2007.

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

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Weighted average number of common shares outstanding	29,879,651	29,407,401	29,971,338	29,480,365
Dilutive impact of stock options	1,131,238	1,365,027	965,578	1,292,833

Weighted average number of common and common equivalent shares for the period	31,010,889	30,772,428	30,936,916	30,773,198

Number of common shares outstanding at the end of the period	29,990,445	29,707,649	29,990,445	29,707,649

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	208,036	195,933	290,950	293,900

Note 3:	ADDITIONAL BALANCE SHEET INFORMATION

          Inventories at June 30, 2006 have been valued using the same methods as at December 31, 2005. Our inventories are comprised of the following components:

	June 30, 2006	December 31, 2005

Crude stockpile inventories	$19,219	$20,833
In-process inventories	27,904	25,935
Other raw material, container, and supplies inventories	25,771	28,687

	$72,894	$75,455

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)
(Continued)

	Six Months Ended June 30,	Three Months Ended June 30,

	2006	2006

Balance at beginning of period	$4,966	$5,071
Settlement of obligations	(504)	(162)
Liabilities incurred and accretion expense	1,062	615

Balance at end of period	$5,524	$5,524

          A reconciliation of the activity within our accrued warranty obligation is as follows:

	Six Months Ended June 30,	Three Months> Ended June 30,

	2006	2006

Balance at beginning of period	$1,823	$1,159
Charged to costs and expenses	(285)	19
Net settlements	(475)	(100)
Foreign currency translation	44	29

Balance at end of period	$1,107	$1,107

Note 4:	BUSINESS SEGMENT INFORMATION

          We operate in two principal industry segments: minerals and environmental.  We also operate a transportation business.  The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets.  The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications.  The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to our other segments as well as third-party customers.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)
(Continued)

          The following summaries set forth certain financial information by business segment:

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Net sales:
Minerals	$158,189	$148,325	$78,118	$74,877
Environmental	121,989	96,138	66,859	53,834
Transportation	25,319	23,580	12,848	12,595
Intersegment shipping	(10,032)	(9,649)	$(5,124)	(4,962)

Total	$295,465	$258,394	$152,701	$136,344

Operating profit (loss):
Minerals	$18,238	$18,460	$9,471	$10,665
Environmental	17,393	12,644	9,662	7,507
Transportation	1,415	1,293	732	720
Corporate	(10,171)	(10,701)	(5,037)	(5,431)

Total	$26,875	$21,696	$14,828	$13,461

	June 30, 2006	Dec. 31, 2005

Assets:
Minerals	$202,071	$186,718
Environmental	165,706	146,588
Transportation	3,205	3,027
Corporate	35,330	32,196

Total	$406,312	$368,529

Note 5:	STOCK OPTION PLANS

          Prior to 2003, we accounted for our stock-based compensation awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)
(Continued)

          Effective January 1, 2006, we adopted SFAS 123(R), Share Based Payment, under the modified prospective transition method.  This adoption neither significantly affected our statement of operations, balance sheet or statement of comprehensive income for the three and six months ended June 30, 2006 nor would it have materially affected our financial statements in prior years.  Statement 123(R) does require, however, that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required prior to January 1, 2006; this has the effect of reducing net operating cash flows and increasing net financing cash flows for all periods after December 31, 2005.  For the six months ended June 30, 2006, this amount was $1,931.  While we can not estimate what those amounts will be in the future (because they depend on, amongst other factors, when employees exercise options), the amount of operating cash flows recognized for such excess tax deductions for the six months ended June 30, 2005 (and hence the amount that would have been reclassified as a cash inflow from financing activities if SFAS 123(R) had been applicable in the prior period) was $1,411.

Note 6:	EMPLOYEE BENEFIT PLANS

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

Service cost	869	925	434	463
Interest cost	994	987	497	493
Expected return on plan assets	(1,260)	(1,136)	(630)	(568)
Amortization of transition (asset) / obligation	—	(44)	—	(22)
Amortization of prior service cost	15	15	8	8

Net periodic benefit cost	618	747	309	374

          We previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 that we expected to contribute $1,000 to our pension plan in 2006. That full contribution was made in the first quarter of 2006.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)
(Continued)

Note 7:	INCOME TAXES

          Our effective tax rate for the six months ended June 30, 2006 was 27.6%, which differs from the U.S. Federal statutory rate of 35% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries.  In the six month period ending June 30, 2006, we increased our provision for taxes owed by $282 largely due to provision to return differences.  Excluding the effect of these differences, the effective tax rate for the period ending June 30, 2006 would have been 26.6%.

          Our effective tax rate for the six months ended June 30, 2005 was 22.4%, which varies from the U.S. Federal statutory rate of 35% for the same depletion and foreign tax rates mentioned above.  Additionally, the 22.4% includes a further reduction to income tax expense of $845 largely due to changes in estimates related to both our UK and domestic tax returns for 2004 and the effective tax rate used to calculate deferred taxes; excluding this benefit, the effective tax rate for the six months ended June 30, 2005 would have been 26.6%.

Note 8:	ACQUISITIONS

          We made payments of $1,270 in the six months ended June 30, 2006 to former owners of businesses we acquired pursuant to contingent payment arrangements associated with those acquisitions.  These payments had the effect of increasing the amount of goodwill previously recorded.  No such payments were made in the three month period ended June 30, 2006.

Note 9:	CONTINGENCIES

          We are party to a number of lawsuits arising in the normal course of business.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Note 10:	DISCONTINUED OPERATIONS

          In 2004, we filed an amended tax return seeking a refund of state taxes paid on the sale of the our absorbent polymers segment that occurred in 2000.  No amounts for this refund was reflected in our financial statements prior to the quarter ended June 30, 2005.  In June 2005, we successfully settled our claim with the state for $7,800 and recorded a net income tax receivable of $5,255, accrued professional fees of $500 and a gain on the sale of discontinued operations of $4,755.  We received payment from the state in July 2005.  No amounts relating to discontinued operations were recorded in the three or six months ended June 30, 2006.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)
(Continued)

Note 11:	SUBSEQUENT EVENT

          In July 2006, the United States Internal Revenue Service (IRS) concluded its audit of our amended income tax returns we filed in 2004 which will result in refunds of approximately $11,893, which we expect to collect in the second half of 2006.  As a result of the IRS audit conclusion, we will recognize additional benefits which are not recorded in our financial statements as of June 30, 2006.  In the three months ending September 30, 2006, we expect to record the following amounts:  a benefit from discontinued operations of $686, a reduction to our income tax expense of $3,181, and professional fees of $661 within general, selling and administrative expenses that relate to fees payable to advisors under contingent fee arrangements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          From time to time, certain statements we make, including statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, constitute “forward-looking statements” made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions, and statements relating to anticipated growth and levels of capital expenditures. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following: actual performance in our various markets; conditions in the metalcasting and construction industries; operating costs; competition; currency exchange rates and devaluations; delays in development, production and marketing of new products; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission.

Overview

          We are a global, specialty minerals company and earn our revenues and profits from a diverse group of industrial and consumer product lines.  Our minerals segment operates manufacturing facilities in North America, Europe and Asia-Pacific regions and has three principal market applications:  metalcasting, pet products and specialty minerals.  Our environmental segment also operates manufacturing facilities in those same regions.  The environmental segment’s principal markets are lining technologies, building materials and water treatment.  Additionally, we have a transportation segment that provides trucking services for our domestic minerals and environmental businesses as well as third parties.

          The principal mineral that we utilize to generate revenues is bentonite.  We own or lease bentonite reserves in the United States, China and Australia.  Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India and Mexico.  Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve.  We believe that our understanding of bentonite properties, mining methods, processing and application to markets are the core components of our longevity and future prospects.

          Our customers are engaged in various end-markets and geographies.  Customers in the mineral segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat box filler, cosmetics and detergents.  The customers for our lining technologies and building materials products are predominantly engineering contractors.  The oilfield services customer base is primarily comprised of oil service or exploration companies.  A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence.  A majority of our business is performed under short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

          The majority of our revenues are generated in North America; consequently, the state of the United States economy impacts our revenues.  Our fastest growing markets are in the Asia-Pacific and Central European regions, which have continued to outpace the United States in economic growth in recent years.

          Sustainable, long-term profit growth is our primary objective.  We employ a number of strategic initiatives to achieve this goal:

•

Organic growth:  The central component of our growth strategy is expansion of our product lines and market presence.  We have a history of commitment to research and development and using this resource to bring innovative products to market.  We believe this approach to growth offers the best probability of achieving our long-term goals at the lowest risk.

•

Globalization:  We have expanded our manufacturing and marketing organizations into European and Asia-Pacific regions over the last 40 years.  This operating experience enables us to expand further into emerging markets.  We see the significant opportunities in the Asia-Pacific region for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow.  We expect to take advantage of these growth areas either through our wholly owned subsidiaries or investments in affiliates and joint ventures.

•

Mineral development:  Bentonite is a component in a majority of the products we produce.  Since it is a natural material, we must continually expand our reserve base to maintain a long-term business.  Our goal is to add new reserves to replace the bentointe mined each year.  Furthermore, we need to assure new reserves meet the physical property requirements for our diverse product lines and are economical to mine.  Our organization is committed to developing its global reserve base to meet these requirements.

•

Acquisitions:  We continually seek opportunities to add complementary businesses to our portfolio of products.  Over the last four years, we have acquired a number of businesses.  A strong financial position will enable us to continue to acquire businesses which, in our assessment, are fairly valued and fit with our growth strategy.

          A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  We describe certain risks under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.  In general, the significance of these risks has not materially changed over the past year.

Critical Accounting Policies and Estimates

          The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis.  We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain.  As a result, actual results could differ from these estimates.  For more information on our critical accounting policies, one should also read our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Analysis of Results of Operations

          Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results.  This discussion should be read with the accompanying condensed consolidated financial statements.  In addition, as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1, we have reclassified certain prior year amounts to conform to the current year’s presentation.  The following discussion and analysis of results of operations and financial condition are based upon such reclassified financial data.

Three months ended June 30, 2006 vs. June 30, 2005

Results of operations (in millions):

Net sales:	2006	2005	% Change

	$152.7	$136.3	12%

          Net sales from base businesses (those operations owned for greater than one year) accounted for approximately 89% of the growth, or 10.7 percentage points, over the prior year period. On an operating segment basis, the environmental segment contributed approximately 80% of the growth with the minerals segment contributing the remainder.

Gross profit:	2006	2005	% Change

	$39.7	$36.6	9%
Margin	26.0%	26.8%	N/A

          Gross profit growth was hampered by a one-time benefit recorded in the second quarter of 2005.  The State of Montana exempted us from payment of certain mining-related taxes which totaled approximately $1.9 million.  After factoring out this benefit from the 2005 results, our gross profit would have increased by 14% and gross margin would have increased by 54 basis points.

General, selling & administrative expenses:	2006	2005	% Change

	$24.9	$23.1	8%

          Higher personnel and operating expenses in the environmental segment were the primary causes for the increase in G, S &A over the second quarter of 2005.

Operating profit:	2006	2005	% Change

	$14.8	$13.5	10%
Margin	9.7%	9.9%	N/A

          Similar to the issue described in the change in gross profit, growth in operating profit over the prior-year period was hampered by the one-time benefit.  After factoring out the benefit from the 2005 amount, operating profit would have increased by approximately 28%.  Operating margin would have increased over the 2005 period by 120 basis points.  Our environmental segment was the primary contributor to the growth in operating profit.

Interest expense, net:	2006	2005	% Change

	$0.6	$0.4	39%

          Interest expense in the 2006 second quarter increased due both to higher average long-term debt compared with the prior year period and higher interest rates.  The increase in long-term debt was attributed to higher capital expenditures and working capital funding in the current-year period.  The majority of our long-term debt has a variable rate of interest which is primarily influenced by the changes in LIBOR.

Other income / (expense):	2006	2005	% Change

	$0.3	$(0.9)	N/A

          In the current reporting period, we recognized foreign exchange gains primarily resulting from transactions with our foreign subsidiaries.  Foreign exchange losses were the cause of the expense in the prior-year reporting period.  The current period benefited from recent weakening of the U.S. dollar against European currencies.  We also benefited from securing more foreign denominated borrowings this year to offset our working capital exposures to British Pounds and Euro fluctuations.   We do not actively hedge our exposures to foreign currencies.

Income tax expense:	2006	2005	% Change

	$3.9	$3.0	30%
Effective tax rate	26.6%	24.5%	N/A

          Our effective tax rate in both reporting periods differs from the U.S. Federal statutory 35% rate due primarily to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries.  Foreign jurisdictions, in general, have lower corporate income tax rates than the U.S.  Additionally, both reporting periods benefited from adjustments to estimated income tax liabilities related to prior periods.  After factoring out the impact of adjustments in the 2006 expense, our effective tax rate for the period would have been approximately 26%.

Income from affiliates & joint ventures	2006	2005	% Change

	$1.2	$0.4	247%

          Higher earnings from our India-based investments accounted for the increase over the 2005 second quarter results.  A major impact on the earnings of our largest investment in India, Ashapura Minechem Limited, is the rapid development of its bauxite business.  Bauxite is primarily used in the production of alumina, which, in turn, is used to produce aluminum.  Ashapura is benefiting from the high demand for aluminum in China.

Income from continuing operations	2006	2005	% Change

	$11.9	$9.5	25%
Margin	7.8%	7.0%	N/A

          Higher operating profit, lower net non-operating expense and increased contribution from investments in affiliates and joint ventures accounted for the improvement in earnings in the 2006 period.  The 80 basis point increase in net margin was principally due to the large increase in income from affiliates and joint ventures.

Discontinued operations	2006	2005	% Change

	$0.0	$4.8	N/A

          In September 2004, we filed an amended income tax return in the State of Mississippi requesting a refund of approximately $12.5 million of taxes paid relating to the gain on the sale of the absorbent polymer segment.  The sale of the segment was originally reported as a discontinued operation in 2000.  With the assistance of a professional accounting firm, we concluded that a gain on the sale of a business under these circumstances was not taxable in Mississippi according to its laws.  After negotiations and hearings with officials, the Board of Review of the Mississippi State Tax Commission accepted our settlement offer of $7.8 million in June 2005, and we received payment of the refund in July 2005.

Diluted earnings per share from continuing operations:	2006	2005	% Change

	$0.39	$0.31	26%

          Earnings per share improved commensurate with higher income from operations.  Weighted average common and common equivalent shares outstanding increased by less than 1% over the 2005 period.

Segment analysis:

          Following is a review of operating results for each of our four reporting segments:

	Three Months Ended June 30,

Minerals	2006		2005		2006 vs. 2005

	(Dollars in Thousands)
Net sales	$78,118	100.0%	$74,877	100.0%	$3,241	4.3%
Cost of sales	62,470	80.0%	58,094	77.6%	4,376	7.5%

Gross profit	15,648	20.0%	16,783	22.4%	(1,135)	-6.8%
General, selling and administrative expenses	6,177	7.9%	6,118	8.2%	59	1.0%

Operating profit	9,471	12.1%	10,665	14.2%	(1,194)	-11.2%

          Base businesses accounted for all of the growth over the prior-year period.  Net sales for the quarter improved entirely from growth in specialty mineral businesses.  Higher volumes and pricing of drilling fluids supplied to the oil and gas market led the increase in specialty minerals revenues.  Sales to the personal care market also contributed to the increase.  Metalcasting and pet products revenues declined in the period.  Lower U.S. export shipments caused the decrease in metalcasting revenues and lower overall shipments led to the decline in pet products sales.

          Gross profit margin declined by 240 basis points due to the one-time benefit recorded in 2005 as previously discussed.  Had we not recognized this one-time benefit, gross profit would have increased by approximately $0.7 million and gross margin would have increased by 10 basis points.  Energy-related and raw material costs continued to increase over the 2005 period, however, price increases, for the most part, offset the impact.

          Operating profit and margin trends were impacted by the aforementioned benefit recognized in 2005.  Operating profit would have increased by approximately $0.7 million over the 2005 period and operating margin would have improved by 30 basis points, after factoring out the benefit.

	Three Months Ended June 30,

Environmental	2006		2005		2006 vs. 2005

	(Dollars in Thousands)
Net sales	$66,859	100.0%	$53,834	100.0%	$13,025	24.2%
Cost of sales	44,324	66.3%	35,585	66.1%	8,739	24.6%

Gross profit	22,535	33.7%	18,249	33.9%	4,286	23.5%
General, selling and administrative expenses	12,873	19.3%	10,742	20.0%	2,131	19.8%

Operating profit	9,662	14.4%	7,507	13.9%	2,155	28.7%

          Base businesses accounted for approximately 84% of the growth over the prior-year period.  A business acquired in August 2005 accounted for a large portion of the remainder.  On an absolute dollar basis, all three principal product lines within the environmental segment experienced strong growth in the 2006 quarter versus the prior year with the building materials and wastewater treatment lines having the strongest growth on a year-over-year percentage basis. Increased shipments globally and increased pricing in the U.S. market aided the increase in building materials product line.  Oilfield service revenue growth was the contributor to the increase in our water treatment product line revenues over the 2005 quarter.  Lining technology sales increased the least of the three on a percentage basis over the last year’s quarter; although shipments for the domestic market were delayed, our backlog remains high and we expect shipments to increase in the third quarter.  Other geographical markets for lining technology products grew due to higher volumes.

          Gross profit improved in conjunction with sales.  Despite the increase in sales, gross margin declined primarily due to product mix.  Service-related revenues comprised a larger proportion of revenues in the 2006 period and generally have lower gross margins than our manufactured products.  Higher raw materials and manufacturing costs in the U.S. also negatively impacted gross margin in the period.

          G, S & A grew due to higher personnel and product warranty expenses.  Also, we experienced higher market development costs associated with our U.S. contracting services unit.

          Operating profit and margin improved with the gross profit increase and G, S, & A spending growth.

	Three Months Ended June 30,

Transportation	2006		2005		2006 vs. 2005

	(Dollars in Thousands)
Net sales	$12,848	100.0%	$12,595	100.0%	$253	2.0%
Cost of sales	11,336	88.2%	11,059	87.8%

Gross profit	1,512	11.8%	1,536	12.2%	(24)	-1.6%
General, selling and administrative expenses	780	6.1%	816	6.5%	(36)	-4.4%

Operating profit	732	5.7%	720	5.7%	12	1.7%

          Higher traffic and pricing lead to the increase in revenues over the prior-year period.  Gross profit and margins were negatively impacted by fuel surcharges.  G, S & A spending declined due to a reduction in personnel recruiting costs that were incurred in the 2005 quarter.

	Three Months Ended June 30,

Corporate	2006	2005	2006 vs. 2005

	(Dollars in Thousands)
Intersegment shipping sales	$(5,124)	$(4,962)
Intersegment shipping costs	(5,124)	(4,962)

Gross profit	—	—
Corporate general, selling and administrative expenses	4,266	4,672	(406)	-8.7%
Nanocomposite business development expenses	771	759	12	1.6%

Operating loss	5,037	5,431	(394)	-7.3%

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

          Nanocomposite development costs remained relatively unchanged.  These costs will be influenced by the change in sales as we continue market development activities.  After completing organizational changes in the first quarter of 2006, we expect operating costs for the business to be relatively stable hereafter.

Six months ended June 30, 2006 vs. June 30, 2005

Results of operations (in millions):

Net sales:	2006	2005	% Change

	$295.5	$258.4	14%

          Net sales from base businesses (those operations owned for greater than one year) accounted for approximately 94% of the growth, or 13.4 percentage points, over the prior year period. On an operating segment basis, minerals accounted for approximately 27% of the increase in net sales while environmental contributed approximately 70% of the growth.  Our transportation segment accounted for the remainder of the growth over the 2005 period.

Gross profit:	2006	2005	% Change

	$75.4	$66.2	14%
Margin	25.5%	25.6%	N/A

          Gross profit margin declined primarily due to the benefit recognized in the prior-period which was previously described in this report.  After factoring out this non-recurring benefit, gross profit would have increased by 17 percent and gross margin would have improved over the 2005 period by 60 basis points.  The increase in gross margin, after excluding the effect of the non-recurring benefit, is due to a relatively large increase in environmental segment sales which generates our highest margins.

General, selling & administrative expenses:	2006	2005	% Change

	$48.5	$44.6	9%

          Higher personnel and operating expenses in the environmental segment were the primary causes for the increase in G, S &A over the 2005 period.  A decline in corporate segment expenses, due to lower spending on compliance and governance consulting, partially offset the increase.

Operating profit:	2006	2005	% Change

	$26.9	$21.7	24%
Margin	9.1%	8.4%	N/A

          Our environmental segment contributed nearly all of the increase in operating profit.  After factoring out the 2005 non-recurring benefit, operating profit would have grown by 36% and operating margins would have improved by 140 basis points.  Higher shipments and selling prices aided the increase in operating margins.

Interest expense, net:	2006	2005	% Change

	$1.1	$0.8	36%

          Interest expense in the 2006 period increased due both to higher average long-term debt compared with the prior year period and higher interest rates.  The increase in long-term debt was attributed to higher capital expenditures and working capital funding in the current-year period.  The majority of our long-term debt has a variable rate of interest which is primarily influenced by the changes in LIBOR.

Other income/(expense):	2006	2005	% Change

	$0.5	$(1.0)	N/A

          In the current reporting period, we recognized foreign exchange gains primarily resulting from transactions with our foreign subsidiaries.  Foreign exchange losses were the cause of the expense in the prior-year reporting period.  The current period benefited from recent weakening of the U.S. dollar against European currencies.  We also benefited from securing more foreign denominated borrowings this year to offset our working capital exposures to British Pounds and Euro fluctuations.   We do not actively hedge our exposures to foreign currencies.

Income tax expense:	2006	2005	% Change

	$7.3	$4.5	63%
Effective tax rate	27.6%	22.4%	N/A

          Our effective tax rate in both reporting periods differs from the U.S. Federal statutory 35% rate due primarily to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries.  Foreign jurisdictions, in general, have lower corporate income tax rates than the U.S.  Additionally, both reporting periods benefited from discrete adjustments to estimated income tax liabilities.  After factoring out the impact of adjustments in the 2006 expense, our effective tax rate for the period would have been approximately 27%.

          Further, we expect a significant reduction in our income tax expense that will be recorded in the three months ending September 30, 2006 due to the resolution of certain IRS audits as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.

Income from affiliates & joint ventures	2006	2005	% Change

	$2.6	$1.0	152%

          Higher earnings from our India-based investments accounted for the increase over the 2005 period.  A major impact on the earnings of our largest investment in India, Ashapura Minechem Limited, is the rapid development of its bauxite business.  Bauxite is primarily used in the production of alumina, which, in turn, is used to produce aluminum.  Ashapura is benefiting from the high demand for aluminum in China.

Income from continuing operations	2006	2005	% Change

	$21.6	$16.5	31%
Margin	7.3%	6.4%	N/A

          Higher operating profit, lower net non-operating expense and increased contribution from investments in affiliates and joint ventures accounted for the improvement in earnings in the 2006 period.  The 90 basis point increase in net margin was principally due to the large increase in income from affiliates and joint ventures.

Discontinued operations:	2006	2005	% Change

	NA	$4.8	N/A

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

Diluted earnings per share from continuing operations	2006	2005	% Change

	$0.70	$0.54	30%

          Earnings per share improved commensurate with higher income from operations.  Weighted average common and common equivalent shares outstanding increased by less than 1% over the 2005 period.

Segment analysis:

          Following is a review of operating results for each of our four reporting segments:

	Six Months Ended June 30,

Minerals	2006		2005		2006 vs. 2005

	(Dollars in Thousands)
Net sales	$158,189	100.0%	$148,325	100.0%	$9,864	6.7%
Cost of sales	127,649	80.7%	118,068	79.6%

Gross profit	30,540	19.3%	30,257	20.4%	283	0.9%
General, selling and administrative expenses	12,302	7.8%	11,797	8.0%	505	4.3%

Operating profit	18,238	11.5%	18,460	12.4%	(222)	-1.2%

          Base businesses accounted for all of the growth over the prior-year period.  Net sales for the period improved entirely from growth in specialty mineral businesses.  Higher volumes and pricing of drilling fluid additives supplied to the oil and gas market led the increase in specialty minerals revenues.  Other contributors to the increase were the beauty care and iron binding agent product lines. Metalcasting revenues were flat compared with the 2005 period with lower domestic volumes offset by continued growth in the Asia/Pacific market.  Lower U.S. export shipments caused the decrease in domestic metalcasting revenues.  Additionally, domestic metalcasting revenues in the 2005 period were favorably impacted by larger price increases than the amounts realized in 2006.  Pet products revenues declined slightly in the period.

          Gross profit margin declined by 110 basis points primarily due to a one-time benefit, which was previously described in this report that was recorded in the 2005 period.  Had we not recognized this benefit in the 2005 period, gross profit would have increased by approximately $2.1 million, or 7.6 percent; and gross margin would have increased by 20 basis points.  Energy-related and raw material costs continued to increase over the 2005 period, however, price increases, for the most part, offset the impact.

          G, S & A expenses increased due to Asia/Pacific operating costs related to market development activities.

Operating profit and margin trends were impacted by the aforementioned benefit recognized in 2005.  Operating profit would have increased by approximately $1.6 million, or 9.9 percent, over the 2005 period and operating margin would have improved by 30 basis points, after factoring out the benefit.

	Six Months Ended June 30,

Environmental	2006		2005		2006 vs. 2005

	(Dollars in Thousands)
Net sales	$121,989	100.0%	$96,138	100.0%	$25,851	26.9%
Cost of sales	80,099	65.7%	63,029	65.6%

Gross profit	41,890	34.3%	33,109	34.4%	8,781	26.5%
General, selling and administrative expenses	24,497	20.1%	20,465	21.3%	4,032	19.7%

Operating profit	17,393	14.2%	12,644	13.1%	4,749	37.6%

          Base businesses accounted for approximately 89% of the growth over the prior-year period.  A lining technology-related business acquired in August 2005, accounted for a large portion of the remainder.  Excluding the acquisition and on a year-over-year percentage basis, our building materials and water treatment product lines had the strongest growth over the 2005 period.  Shipments were higher globally for the building materials business.  Higher pricing in the U.S. market also aided the increase in building materials.  Oilfield service revenue growth was the contributor to the increase in our water treatment product line revenues.  On a percentage basis, our base-business lining technology sales increased the least over the last year’s period.  Shipments for the domestic lining technologies market were delayed, however, our backlog remains high and we expect shipments to increase in the third quarter.  Other geographical markets for lining technology products grew due to higher volumes.

          Gross profit improved in conjunction with sales.  Despite the increase in sales, gross margin declined primarily due to product mix.  Service-related revenues comprised a larger proportion of revenues in the 2006 period and generally have lower gross margins than our manufactured products.  Higher raw materials and manufacturing costs in the U.S. also negatively impacted gross margin in the period.

          G, S & A grew due to higher personnel and product warranty expenses.  Also, we experienced higher market development costs associated with our U.S. contracting services unit.

           Operating profit and margin improved with the gross profit increase and relatively modest G, S, &A spending growth.

	Six Months Ended June 30,

Transportation	2006		2005		2006 vs. 2005

	(Dollars in Thousands)
Net sales	$25,319	100.0%	$23,580	100.0%	$1,739	7.4%
Cost of sales	22,325	88.2%	20,698	87.8%

Gross profit	2,994	11.8%	2,882	12.2%	112	3.9%
General, selling and administrative expenses	1,579	6.2%	1,589	6.7%	(10)	-0.6%

Operating profit	1,415	5.6%	1,293	5.5%	122	9.4%

          Higher traffic and pricing lead to the increase in revenues over the prior-year period.  Gross profit was positively impacted by the improvement in revenues; however, gross margin declined due to larger fuel surcharges which were not passed through to customers.

	Six Months Ended June 30,

Corporate	2006	2005	2006 vs 2005

	(Dollars in Thousands)
Intersegment shipping sales	$(10,032)	$(9,649)
Intersegment shipping costs	(10,032)	(9,649)

Gross profit	—	—
Corporate general, selling and administrative expenses	8,521	9,033	(512)	-5.7%
Nanocomposite business development expenses	1,650	1,668	(18)	-1.1%

Operating loss	(10,171)	(10,701)	530	-5.0%

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

          The decline in G, S & A spending was attributed to the lower audit and Sarbanes-Oxley compliance-related costs.  We also incurred higher product development costs in the 2005 period which were not a factor in this year.

          Nanocomposite development costs remained relatively unchanged.  These costs will be influenced by the change in sales as we continue market development activities.  After completing organizational changes in the first quarter of 2006, we expect operating costs for the business to be relatively stable hereafter.

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

	Six Months Ended June 30,

Cash Flows ($in millions)	2006	2005

Net cash provided by (used in) operating activities	$5.8	$7.0
Net cash provided by (used in) investing activities	$(21.6)	$(13.3)
Net cash provided by (used in) financing activities	$9.2	$5.9

          Cash flows from operating activities decreased primarily due to a greater increase in accounts receivable relative to the prior-year period. Accounts receivable growth correlates with the increase in sales compared with the 2005 period.  Additionally, our Asia/Pacific region sales growth has been higher than more established regions, which will increase accounts receivable at greater rate due to longer customer payment terms.  Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern to continue for the remainder of 2006.

          Cash flows used in investing activities increased in the 2006 period due to increased capital expenditures.  We have a number of expansion projects ongoing this year, including new manufacturing operations in Spain for the environmental segment and in China for the minerals segment.  In addition, the 2006 period includes capital expenditures of approximately $2.9 million relating to the purchase of mining rights and equipment in Australia.  We are also expending more funds for improving productivity at our U.S.-based mineral processing operations in 2006.  Capital expenditures for 2006 are estimated to be in the range of $35 million to $40 million.

          Cash flows provided by financing activities increased due to increased debt borrowings.  The increase was due primarily to higher working capital and capital expenditures in the 2006 period.  Dividends increased to $0.23 per share from $0.18 per share in the prior year’s corresponding period, consequently increasing the financing needs this year.  We also repurchased 120,000 shares of our stock on the open market in the six months ended June 30, 2006 for an aggregate amount of $3.2 million, or an average price of $26.83 per share.  We have $4.8 million remaining in funds authorized by our board of directors for the repurchase of common stock through September 30, 2006.  We plan to utilize these funds for stock repurchases in the next quarter, unless we determine a better utilization of our cash or financing means.  In the 2006 period, we received $2.2 million from employees on their exercise of stock options; we also recorded a $1.9 million benefit resulting from reduced tax payments on these option exercises.

	As at

Financial Position ($in millions)	June 30, 2006	December 31, 2005

Working capital	$169.4	$147.9
Goodwill & intangible assets	$24.2	$23.7
Total assets	$406.3	$368.5
Long-term debt	$52.8	$34.8
Other long-term obligations	$22.6	$21.6
Stockholder’s equity	$269.4	$248.9

          Working capital at June 30, 2006, increased over the amount at December 31, 2005, due to the growth in accounts receivable and less accrued liabilities that was described earlier.  Current ratio was 3.8-to-1 and 3.3-to-1 at June 30, 2006, and December 31, 2005, respectively.

          Long-term debt increased commensurate with higher working capital requirements and capital expenditure funding requirements.  Consequently, long-term debt relative to total capitalization rose to 16% at June 30, 2006, compared with 12% at December 31, 2005.  At June 30, 2006, we had approximately $79.3 million of borrowing capacity available from our revolving credit facility.  We are in compliance with financial covenants related to the revolving credit facility as of June 30, 2006.

          We believe future cash flows from operations combined with financing capability from our revolving credit facility will be adequate to fund necessary investing activities planned in the future.

          Since the mid 1980’s, we have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content within our bentonite products used in the metalcasting industry.  The plaintiffs in these lawsuits are primarily employees of our former and current customers.  To date, we have not incurred significant costs in defending these matters.  We believe we have adequate insurance coverage and do not believe the litigation will have a material adverse impact on our financial position, liquidity or results of operations.

Contractual Obligations and Off-Balance Sheet Arrangements (in millions)

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

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

          There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information we are required to disclose in the reports we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A:	Risk Factors

          Information regarding risk factors appears in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.  There have been no material changes from the risk factors disclosed therein.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

          On May 13, 2004, the Board of Directors authorized a program to repurchase up to $10 million of our outstanding stock; this authorization expires September 30, 2006.    The table below illustrates the stock repurchases made in 2006.

2006	Total Number of Shares Repurchased as Part of the Stock Repurchase Program	Average Price Paid Per Share	Maximum Value of Shares that May Yet Be Repurchased Under the Program

Balance at the beginning of the year			$8,035,285
Activity in 2006 calendar month of:
January	—	$—	$8,035,285
February	—	$—	$8,035,285
March	40,000	$26.89	$6,959,825
April	10,000	$29.48	$6,665,075
May	30,000	$28.69	$5,804,367
June	40,000	$24.70	$4,816,242

Total	120,000	$26.83

Item 4:	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 11, 2006.
(b)	See Item 4(c) below.
(c)

At the Annual Meeting of Shareholders, the shareholders voted on the following matters:  the election of three directors to serve for a three year term, the approval of the AMCOL International Corporation 2006 Long-Term Stock Incentive Plan and the approval of the AMCOL International Corporation Annual Cash Incentive Plan.  The voting results were as follows:

(1) In the election of directors, each nominee was elected by a vote of the shareholders as follows to serve for three years or until their successors are elected and qualified:

Director	For	Withheld

Robert E. Driscoll	24,237,838.68	942,635.67
Daniel P. Casey	24,263,891.68	916,582.67
Dale E. Stahl	23,699,275.48	1,481,198.87

(2)	The proposal to approve AMCOL International Corporation 2006 Long-Term Stock Incentive Plan was approved by the shareholders as follows:

For	Against	Abstain	Broker Non-Vote

20,922,546.81	1,098,570.38	65,565.16	3,093,792.00

(3)	The proposal to approve the AMCOL International Corporation Annual Cash Incentive Plan was approved by the shareholders as follows:

For	Against	Abstain

24,840,476.14	283,381.01	56,615.19

Item 6:	Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date: August 8, 2006	/s/ Lawrence E. Washow

Lawrence E. Washow
President and Chief Executive Officer

Date: August 8, 2006	/s/ Gary L. Castagna

Gary L. Castagna
Senior Vice President and Chief Financial Officer
and Principal Accounting Officer