Form 10-Q
period 2006-09-30
AMCOL INTERNATIONAL CORP
filed 2006-11-09
CIK 813621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-15661

                         AMCOL INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              36-0724340
        ------------------------------              -------------------
        (State or other jurisdiction of                (IRS Employer
         incorporation or organization)              Identification No.)

        1500 West Shure Drive, Suite 500,
         Arlington Heights, Illinois                    60004-7803
     ----------------------------------------           ----------
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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at November 1, 2006
     -----------------------------        -------------------------------
     (Common stock, $.01 par value)              29,924,146 Shares

================================================================================

                         AMCOL INTERNATIONAL CORPORATION
                         -------------------------------

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets -
             September 30, 2006 and December 31, 2005                          3

            Condensed Consolidated Statements of Operations -
             three and nine months ended September 30, 2006 and 2005           5

            Condensed Consolidated Statements of Comprehensive Income -
             three and nine months ended September 30, 2006 and 2005           6

            Condensed Consolidated Statements of Cash Flows -
             nine months ended September 30, 2006 and 2005                     7

            Notes to Condensed Consolidated Financial Statements               8


Item 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              17

Item 3      Quantitative and Qualitative Disclosures About Market Risk        33

Item 4      Controls and Procedures                                           33

Part II -   Other Information

Item 1A     Risk Factors                                                      33

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds       34

Item 6      Exhibits                                                          34

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

Item 1.  Financial Statements

                                                                  SEPTEMBER 30,    DECEMBER 31,
                            ASSETS                                    2006            2005
-------------------------------------------------------------     -------------   -------------
                                                                   (unaudited)          *
Current assets:
  Cash                                                            $      15,319   $      15,997
  Accounts receivable, net                                              134,145         101,725
  Inventories                                                            79,364          75,455
  Prepaid expenses                                                       12,110           9,068
  Current deferred tax assets                                             3,866           3,698
  Income taxes receivable                                                     -           4,864
  Other                                                                     573             402
                                                                  -------------   -------------
    Total current assets                                                245,377         211,209
                                                                  -------------   -------------
Investment in and advances to affiliates and joint ventures              29,893          19,730
                                                                  -------------   -------------
Property, plant, equipment, and mineral rights and reserves:
  Land and mineral rights                                                15,856          12,761
  Depreciable assets                                                    285,378         252,430
                                                                  -------------   -------------
                                                                        301,234         265,191
  Less: accumulated depreciation                                        179,296         165,127
                                                                  -------------   -------------
                                                                        121,938         100,064
                                                                  -------------   -------------

Other assets:
  Goodwill                                                               26,462          20,644
  Intangible assets, net                                                  2,722           3,009
  Deferred tax assets                                                     5,275           4,579
  Other assets                                                           11,264           9,294
                                                                  -------------   -------------
                                                                         45,723          37,526
                                                                  -------------   -------------
                                                                  $     442,931   $     368,529
                                                                  =============   =============

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                              SEPTEMBER 30,    DECEMBER 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY            2006             2005
-----------------------------------------    --------------   --------------
                                              (unaudited)           *
Current liabilities:
  Accounts payable                           $       28,766   $       24,722
  Accrued liabilities                                48,743           38,547
                                             --------------   --------------
    Total current liabilities                        77,509           63,269
                                             --------------   --------------
Long-term debt                                       60,100           34,838
                                             --------------   --------------
Minority interests in subsidiaries                      262              259
Deferred compensation                                 7,823            7,045
Other liabilities                                    15,186           14,262
                                             --------------   --------------
                                                     23,271           21,566
                                             --------------   --------------

Stockholders' equity:
  Common stock                                          320              320
  Additional paid in capital                         76,140           72,194
  Retained earnings                                 211,883          184,125
  Accumulated other comprehensive income             13,936            8,644
                                             --------------   --------------

                                                    302,279          265,283
Less:

  Treasury stock                                     20,228           16,427
                                             --------------   --------------
                                                    282,051          248,856
                                             --------------   --------------
                                             $      442,931   $      368,529
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                        NINE MONTHS ENDED             THREE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ---------------------------   ---------------------------
                                                       2006           2005           2006           2005
                                                   ------------   ------------   ------------   ------------
CONTINUING OPERATIONS
Net sales                                          $    455,637   $    401,322   $    160,172   $    142,928
Cost of sales                                           337,995        296,977        117,954        104,831
                                                   ------------   ------------   ------------   ------------
    Gross profit                                        117,642        104,345         42,218         38,097
General, selling and administrative expenses             74,359         66,690         25,810         22,138
                                                   ------------   ------------   ------------   ------------
    Operating profit                                     43,283         37,655         16,408         15,959
                                                   ------------   ------------   ------------   ------------
Other income (expense):
    Interest expense, net                                (1,835)        (1,195)          (740)          (390)
    Other, net                                              259           (831)          (273)           160
                                                   ------------   ------------   ------------   ------------
                                                         (1,576)        (2,026)        (1,013)          (230)
                                                   ------------   ------------   ------------   ------------
    Income before income taxes and income from
     affiliates and joint ventures                       41,707         35,629         15,395         15,729
Income tax expense                                        8,505          9,659          1,237          5,202
                                                   ------------   ------------   ------------   ------------
    Income before income from affiliates and
     joint ventures                                      33,202         25,970         14,158         10,527
Income from affiliates and joint ventures                 4,462          1,942          1,876            915
                                                   ------------   ------------   ------------   ------------
Income from continuing operations                        37,664         27,912         16,034         11,442

DISCONTINUED OPERATIONS:
Gain on disposal                                            585          4,755            585              -
                                                   ------------   ------------   ------------   ------------
    Income from discontinued operations                     585          4,755            585              -
                                                   ------------   ------------   ------------   ------------
Net income                                         $     38,249   $     32,667   $     16,619   $     11,442
                                                   ============   ============   ============   ============
Weighted average common shares outstanding               29,903         29,489         29,962         29,649
                                                   ============   ============   ============   ============
Weighted average common and common equivalent
 shares outstanding                                      30,874         30,798         30,825         30,832
                                                   ============   ============   ============   ============
Basic earnings per share:
  Continuing operations                            $       1.26   $       0.95   $       0.54   $       0.39
  Discontinued operations - Gain on disposal               0.02           0.16           0.02              -
                                                   ------------   ------------   ------------   ------------
Basic earnings per share                           $       1.28   $       1.11   $       0.56   $       0.39
                                                   ============   ============   ============   ============
Diluted earnings per share:
  Continuing operations                            $       1.22   $       0.91   $       0.52   $       0.37
  Discontinued operations - Gain on disposal               0.02           0.15           0.02              -
                                                   ------------   ------------   ------------   ------------
Diluted earnings per share                         $       1.24   $       1.06   $       0.54   $       0.37
                                                   ============   ============   ============   ============
Dividends declared per share                       $       0.35   $       0.28   $       0.12   $       0.10
                                                   ============   ============   ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                  NINE MONTHS ENDED             THREE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                             ---------------------------   ---------------------------
                                                 2006           2005           2006           2005
                                             ------------   ------------   ------------   ------------
Net income                                   $     38,249   $     32,667   $     16,619   $     11,442
Other comprehensive income (loss):
  Minimum pension liability                             -            169              -              -
  Foreign currency translation adjustment           5,292         (5,557)         1,078           (237)
                                             ------------   ------------   ------------   ------------
Comprehensive income                         $     43,541   $     27,279   $     17,697   $     11,205
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 ---------------------------
                                                                     2006           2005
                                                                 ------------   ------------
Cash flow from operating activities:
  Net income                                                     $     38,249   $     32,667
  Adjustments to reconcile from net income to net cash
   provided by (used in) operating activities:
    Gain on disposal of discontinued operations                          (585)        (4,755)
    Depreciation, depletion, and amortization                          14,606         14,629
    Changes in assets and liabilities, net of effects
     of acquisitions:
      Decrease (increase) in current assets                           (33,693)       (25,748)
      Decrease (increase) in noncurrent assets                         (2,171)        (2,190)
      Increase (decrease) in current liabilities                       14,256            210
      Increase (decrease) in noncurrent liabilities                     1,703          1,358
      Other                                                            (3,400)         1,276
                                                                 ------------   ------------
        Net cash provided by (used in) operating
         activities                                                    28,965         17,447
                                                                 ------------   ------------
Cash flow from investing activities:
  Capital expenditures                                                (29,980)       (19,988)
  Acquisitions, net of cash                                           (11,722)        (1,997)
  Investments in and advances to affiliates and joint
   ventures                                                            (5,260)        (2,336)
  Net tax refunds from the sale of discontinued operations                585          7,300
  Other                                                                 1,226          2,918
                                                                 ------------   ------------
        Net cash used in investing activities                         (45,151)       (14,103)
                                                                 ------------   ------------
Cash flow from financing activities:
  Net change in outstanding debt                                       22,257          6,151
  Proceeds from sales of treasury stock                                 2,350          1,247
  Purchases of treasury stock                                          (5,553)        (1,946)
  Dividends paid                                                      (10,488)        (8,308)
  Excess tax benefits from stock-based compensation                     1,931              -
                                                                 ------------   ------------
        Net cash provided by (used in) financing activities            10,497         (2,856)
                                                                 ------------   ------------
Effect of foreign currency rate changes on cash                         5,011         (2,939)
                                                                 ------------   ------------
Net increase (decrease) in cash and cash equivalents                     (678)        (2,451)
                                                                 ------------   ------------
Cash and cash equivalents at beginning of period                       15,997         17,594
                                                                 ------------   ------------
Cash and cash equivalents at end of period                       $     15,319   $     15,143
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

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

     AMCOL International Corporation (the Company) operates in five segments: minerals, environmental, oilfield services, transportation and corporate. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The oilfield services segment provides onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, rental tools and well testing data services for the oil and gas industry. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to our other segments as well as third-party customers. Intersegment sales are insignificant, other than intersegment shipping, which is eliminated in the corporate segment. The composition of our revenues by segment is as follows:

                                 NINE MONTHS ENDED              THREE MONTHS ENDED
                                   SEPTEMBER 30,                   SEPTEMBER 30,
                           ----------------------------    ----------------------------
                               2006            2005            2006            2005
                           ------------    ------------    ------------    ------------
Minerals                             52%             55%             49%             52%
Environmental                        33%             32%             37%             35%
Oilfield services                     9%              7%              9%              8%
Transportation                        8%              9%              8%              9%
Intersegment shipping                -2%             -3%             -3%             -4%
                           ------------    ------------    ------------    ------------
                                    100%            100%            100%            100%
                           ============    ============    ============    ============

     Further discussion of segment information is included in Note 4, "Business Segment Information."

BASIS OF PRESENTATION

     The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2005, is unaudited. The condensed consolidated balance sheet as of December 31, 2005 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2005. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2006 and 2005, and the financial position of the Company as of September 30, 2006, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

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

RECLASSIFICATIONS

     In addition to segment disclosures contained in Note 4, certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact this standard may have on our financial statements when we adopt it for our fiscal year beginning January 1, 2007.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument be carried at fair value but rather eliminates inconsistencies found in various prior accounting guidance. The provisions of SFAS 157 are effective for our fiscal year beginning January 1, 2008 with earlier adoption permitted for our fiscal year beginning January 1, 2007. We are currently evaluating the impact this standard may have on our financial statements.

     In September 2006, the FASB issued SFAS 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires the recognition, in our December 2006 balance sheet, of the overfunded or underfunded status of our defined benefit plan as an asset or liability, measured as the difference between the fair value of the plan assets and the projected benefit obligation. Upon adoption, SFAS 158 also requires the recognition of previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income, net of tax. SFAS 158 also requires us to measure the funded status of our Plans as of our year-end balance sheet date no later than December 31, 2008. We are currently evaluating the impact this standard will have on our financial statements when we adopt it.

     In October 2006, the FASB issued FASB Staff Position ("FSP") FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1, which is effective for our quarterly results ending December 2006. This FSP provides guidance on the recognition of instruments originally issued as employee compensation and then modified solely to reflect equity restructuring that occurs when the holder is no longer an employee. We do not believe this FSP will have a material impact on our financial statements when we adopt it in our quarterly results reported as of December 2006.

     In October 2006, the FASB issued FSP FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R), which is effective for our fiscal year beginning January 2007. Amongst other things, this pronouncement clarifies certain illustrations and terms within SFAS 123(R) but does not alter the basic principles of the standard. Specifically, it amends the definition of a short-term inducement to exclude an offer to settle an award and corrects certain examples within the appendices of the standard that were previously inconsistent with the standard itself. We do not believe this FSP will have a material impact on our financial statements when we adopt it in 2007.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not believe SAB 108 will have a material impact on our financial statements

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)
                                   (Continued)

NOTE 2:      EARNINGS PER SHARE

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

                                                                         NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    ---------------------------   ---------------------------
                                                                        2006           2005           2006           2005
                                                                    ------------   ------------   ------------   ------------
Weighted average number of common shares outstanding                  29,902,831     29,488,746     29,962,153     29,648,783
Dilutive impact of stock options                                         971,084      1,309,742        862,675      1,183,146
                                                                    ------------   ------------   ------------   ------------
Weighted average number of common and common equivalent
 shares for the period                                                30,873,915     30,798,488     30,824,828     30,831,929
                                                                    ============   ============   ============   ============
Number of common shares outstanding at the end of the period          29,914,446     29,746,037     29,914,446     29,746,037
                                                                    ============   ============   ============   ============
Weighted average number of anti-dilutive shares excluded from the
 computation of diluted earnings per share                               232,660        235,120        290,200        293,900
                                                                    ============   ============   ============   ============

NOTE 3:      ADDITIONAL BALANCE SHEET INFORMATION

     Inventories at September 30, 2006 have been valued using the same methods as at December 31, 2005. Our inventories are comprised of the following components:

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2006            2005
                                                          -------------   -------------
Crude stockpile inventories                               $      22,872   $      20,833
In-process inventories                                           28,610          25,935
Other raw material, container, and supplies inventories          27,882          28,687
                                                          -------------   -------------
                                                          $      79,364   $      75,455
                                                          =============   =============

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
                                   (Continued)

                                              NINE MONTHS ENDED   THREE MONTHS ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                    2006                 2006
                                             ------------------   ------------------
Balance at beginning of period               $            4,966   $            5,524
Settlement of obligations                                  (679)                (175)
Liabilities incurred and accretion expense                1,221                  159
                                             ------------------   ------------------
Balance at end of period                     $            5,508   $            5,508
                                             ==================   ==================

     A reconciliation of the activity within our accrued warranty obligation is as follows:

                                             NINE MONTHS ENDED    THREE MONTHS ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                    2006                 2006
                                             ------------------   ------------------
Balance at beginning of period               $            1,823   $            1,107
Charged to costs and expenses                              (210)                  75
Net settlements                                            (588)                (113)
Foreign currency translation                                 50                    6
                                             ------------------   ------------------
Balance at end of period                     $            1,075   $            1,075
                                             ==================   ==================

NOTE 4:      BUSINESS SEGMENT INFORMATION

     As previously mentioned, we operate in five business segments. We identify segments based on management responsibility and the nature of the business activities of each component of the Company. In the third quarter of 2006, we reorganized how we view and manage our business. We began capturing discrete financial information for our oilfield services business and reporting it separately to our chief operating decision maker. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have revised our segments reported in this Form 10-Q to reflect the way we now manage and view our business - with oilfield services reported separately from our environmental segment. We have also revised the segment information for prior periods to conform to this new presentation.

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

     The following summaries set forth certain financial information by business segment:

                                        NINE MONTHS ENDED                 THREE MONTHS ENDED
                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                 -------------------------------   -------------------------------
                                      2006             2005             2006             2005
                                 --------------   --------------   --------------   --------------
Net sales:
  Minerals                       $      237,463   $      222,643   $       79,274   $       74,318
  Environmental                         151,996          128,505           59,120           49,832
  Oilfield services                      43,270           28,710           14,157           11,245
  Transportation                         38,619           36,804           13,300           13,224
  Intersegment shipping                 (15,711)         (15,340)  $       (5,679)          (5,691)
                                 --------------   --------------   --------------   --------------
    Total                        $      455,637   $      401,322   $      160,172   $      142,928
                                 ==============   ==============   ==============   ==============
Operating profit (loss):
  Minerals                       $       28,218   $       28,259   $        9,980   $        9,799
  Environmental                          21,166           18,944            8,849            8,441
  Oilfield services                       7,346            3,818            2,270            1,677
  Transportation                          2,190            2,044              775              751
  Corporate                             (15,637)         (15,410)          (5,466)          (4,709)
                                 --------------   --------------   --------------   --------------
    Total                        $       43,283   $       37,655   $       16,408   $       15,959
                                 ==============   ==============   ==============   ==============

                                 SEPT. 30, 2006   DEC. 31, 2005
                                 --------------   --------------
Assets:
  Minerals                       $      221,198   $      186,718
  Environmental                         144,183          113,759
  Oilfield services                      45,993           32,829
  Transportation                          3,284            3,027
  Corporate                              28,273           32,196
                                 --------------   --------------
    Total                        $      442,931   $      368,529
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

     Effective January 1, 2006, we adopted SFAS 123(R), Share Based Payment, under the modified prospective transition method. This adoption neither significantly affected our statement of operations, balance sheet or statement of comprehensive income for the three and nine months ended September 30, 2006 nor would it have materially affected our financial statements in prior years. Statement 123(R) does require, however, that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow as required prior to January 1, 2006; this has the effect of reducing net operating cash flows and increasing net financing cash flows for all periods after December 31, 2005. For the nine months ended September 30, 2006, this amount was $1,984. While we cannot estimate what those amounts will be in the future (because they depend on, amongst other factors, when employees exercise options), the amount of operating cash flows recognized for such excess tax deductions for the nine months ended September 30, 2005 (and hence the amount that would have been reclassified as a cash inflow from financing activities if SFAS 123(R) had been applicable in the prior period) was $1,509.

NOTE 6:      EMPLOYEE BENEFIT PLANS

                                                      NINE MONTHS ENDED        THREE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     2006          2005          2006       2005
                                                  ----------   ----------   ----------   ----------
Service cost                                           1,303        1,387          434          462
Interest cost                                          1,490        1,480          497          493
Expected return on plan assets                        (1,891)      (1,704)        (630)        (568)
Amortization of transition (asset) / obligation            -          (65)           -          (22)
Amortization of prior service cost                        23           23            8            8
                                                  ----------   ----------   ----------   ----------
Net periodic benefit cost                                925        1,121          309          373
                                                  ==========   ==========   ==========   ==========

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

NOTE 7:      INCOME TAXES

     Our effective tax rate from continuing operations for the nine months ended September 30, 2006 was 20.4%, which differs from the U.S. Federal statutory rate of 35% largely due to depletion deductions, differences in local tax rates on the income from our foreign subsidiaries, and the settlement of our IRS audit. In the nine month period ended September 30, 2006, we decreased our provision for income taxes by $2,962 largely due to our settling an IRS audit discussed below (benefit of $3,412) offset by a $450 increase in tax expense primarily for provision to return differences relating to 2005. Excluding the $2,962 and the $661 of professional fees discussed in the last paragraph of this Note, the effective tax rate for the period ended September 30, 2006 would have been 27.1%.

     Our effective tax rate for the nine months ended September 30, 2005 was 27.1%, which varies from the U.S. Federal statutory rate of 35% for the same depletion and foreign tax rates mentioned above. Additionally, the 27.1% includes a reduction to income tax expense of $727 largely due to changes in estimates related to both our UK and domestic tax returns for 2004 and a $1,448 write-off of tax receivables. Excluding the $727, the effective tax rate for the nine months ended September 30, 2005 would have been 25.1%.

     In July 2006, the United States Internal Revenue Service (IRS) concluded its audit of amended income tax returns we filed in 2004, resulting in refunds and interest of $12,636 which we collected in September 2006. As a result of the conclusion of this audit, we recognized additional tax benefits which were not recorded in our financial statements prior to July 2006. In the three months ended September 30, 2006, we recorded the following amounts: a benefit from discontinued operations of $585, a reduction to our income tax expense of $3,412, and professional fees of $661 within general, selling and administrative expenses that relate to fees payable to advisors under arrangements contingent upon settlement of the claims.

NOTE 8:      ACQUISITIONS

     We made payments of $1,270 in the nine months ended September 30, 2006 to former owners of businesses we acquired pursuant to contingent payment arrangements associated with those acquisitions. These payments had the effect of increasing the amount of goodwill previously recorded. No such payments were made in the three month period ended September 30, 2006.

     In September 2006, our Oilfield services segment acquired a business which rents equipment to customers in the oil and gas industry. Net cash paid was $10,452; as part of the acquisition, we recognized $495 of intangible assets and goodwill of $4,477 as of September 30, 2006. The allocation of this purchase price has not been finalized as we are determining the fair values of the assets acquired and liabilities assumed. The acquisition does contain contingent consideration based on future performance of the acquired business which, if the consideration is recognized, may result in additional goodwill.

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

NOTE 10:     DISCONTINUED OPERATIONS

     In 2004, we filed an amended tax return seeking a refund of state taxes paid on the sale of our absorbent polymers segment that occurred in 2000. No amount for this refund was reflected in our financial statements prior to the quarter ended June 30, 2005. In June 2005, we successfully settled our claim with the state for $7,800 and recorded a net income tax receivable of $5,255, accrued professional fees of $500 and a gain on the sale of discontinued operations of $4,755. We received payment from the state in July 2005.

     In the quarter ended September 2006, we recorded additional benefits from the sale of this business totaling $585 and also relating to tax refunds received. For further information, please see Note 7.

NOTE 11:     SUBSEQUENT EVENT

     In October 2006, our minerals segment acquired a business which blends bentonite with other products for sale to foundries. Net cash paid approximates $20,600. We are currently determining the allocation of this purchase price to the fair market value of assets acquired and liabilities assumed.

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

OVERVIEW
--------

     We are a global, specialty minerals company and earn our revenues and profits from a diverse group of industrial and consumer product lines. Our principal operations are located in North America, Europe and the Asia-Pacific region.

     We operate in five segments: minerals, environmental, oilfield services, transportation and corporate. Our minerals segment operates in three principal markets: metalcasting, pet products and specialty minerals. The environmental segment's principal markets include lining technologies, building materials and water treatment. Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, and well testing data services for the oil and gas industry. Our transportation segment provides trucking services for our domestic businesses as well as third parties. Intersegment shipping revenues are eliminated in our corporate segment.

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

     A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them. We describe certain risks under "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" within our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. In general, the significance of these risks has not materially changed over the past year.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. SEPTEMBER 30, 2005

RESULTS OF OPERATIONS (in millions):

NET SALES:                          2006         2005       % Change
                                 ----------   ----------   ----------
                                 $    160.2   $    142.9           12%

     Net sales from base businesses (those operations owned for greater than one year) accounted for approximately 59% of the growth, or 7.1 percentage points, over the prior year period. Acquisitions and foreign exchange contributed 27% and 14% of the growth, respectively. On an operating segment basis, the environmental segment contributed approximately 54% of the growth while the minerals and oilfield services segments contributed 29% and 17% of the growth, respectively.

GROSS PROFIT:                       2006         2005       % Change
                                 ----------   ----------   ----------
                                 $     42.2   $     38.1           11%
  Margin                               26.4%        26.7%         N/A

     Increased sales were responsible for the increase in gross profit in the period. Gross margin declined by 30 basis points due to higher production costs incurred in the domestic minerals and environmental segment operations.

GENERAL, SELLING &
 ADMINISTRATIVE EXPENSES:           2006         2005        % Change
------------------------------   ----------   ----------   ----------
                                 $     25.8   $     22.1           17%

     Corporate segment costs were the primary contributor to the increase in general, selling and administrative expenses for the period. Tax advisory fees associated with the non-recurring tax benefit described below accounted for approximately $0.7 million of the increase. Additionally, we incurred greater tax and audit compliance-related fees in the current year period. Personnel-related costs were greater in the environmental and oilfield services segments which also caused the increase over the 2005 quarter.

OPERATING PROFIT:                   2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $     16.4   $     16.0            3%
  Margin                               10.2%        11.2%         N/A

     Although gross profit increased significantly, operating profit marginally increased over the prior-year quarter due to increased general, selling and administrative expenses. This also caused the 100 basis point decline in operating margin.

INTEREST EXPENSE, NET:             2006          2005       % Change
------------------------------   ----------   ----------   ----------
                                 $      0.7   $      0.4           90%

     Interest expense in the 2006 third quarter increased due both to greater average long-term debt compared with the prior year period and increased interest rates. The increase in long-term debt was attributed to increased capital expenditures, acquisitions and working capital funding in the current-year period. The majority of our long-term debt has a variable rate of interest which is primarily influenced by the changes in LIBOR.

OTHER INCOME / (expense):           2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $     (0.3)  $      0.2          N/A

     In the current reporting period, we recognized foreign exchange losses primarily resulting from transactions originated at our international subsidiaries. Conversely, we recognized foreign exchange gains in the prior-year reporting period. Fluctuation between the Polish Zloty to Euro exchange rates was the primary contributor to the losses in the current-year period. We do not actively hedge our exposures to foreign currencies.

INCOME TAX EXPENSE:                2006          2005       % Change
------------------------------   ----------   ----------   ----------
                                 $      1.2   $      5.2          (76)%
  Effective tax rate                    8.0%        33.1%         N/A

     Our effective tax rate in both reporting periods continues to differ from the U.S. Federal statutory 35% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates. In addition in the current-year period, we recorded a reduction to income tax expense of approximately $3.4 million as a result of the completion of the IRS examination and the 2005 quarter included a charge of approximately $1.5 million for the write-off of tax receivables associated with our foreign investments. After factoring out the adjustments described above and the previously mentioned $0.7 million tax advisory fees from their respective reporting periods, the effective tax rates would have been 29.0% and 23.9%, respectively. In the 2006 period, we recorded adjustments increasing tax liabilities due to completing our income tax returns for 2005 which caused the difference in effective tax rates.

INCOME FROM AFFILIATES
 & JOINT VENTURES                   2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $      1.9   $      0.9          105%

     Increased earnings from our India-based investments accounted for the increase over the 2005 third quarter results. A major impact on the earnings of our largest investment in India, Ashapura Minechem Limited, is the rapid development of its bauxite business. Bauxite is primarily used in the production of alumina, which, in turn, is used to produce aluminum. Ashapura is benefiting from the high demand for aluminum in China.

INCOME FROM
 CONTINUING OPERATIONS              2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $     16.0   $     11.4           40%
  Margin                               10.0%         8.0%         N/A

     A lower effective tax rate and a greater contribution from investments in affiliates and joint ventures accounted for the improvement in earnings and margin in the 2006 period.

DISCONTINUED OPERATIONS             2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $      0.6   $      0.0          N/A

     The 2006 period included a benefit from completion of an IRS examination of amended income tax returns described above. The benefit arose from interest income associated with previously unclaimed tax deductions related to the sale of the absorbent polymers segment in 2000.

DILUTED EARNINGS PER SHARE
 FROM CONTINUING OPERATIONS:        2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $     0.52   $     0.37           41%

     Earnings per share improved commensurate with greater income from operations. Weighted average common and common equivalent shares outstanding remained relatively constant compared to the 2005 period.

SEGMENT ANALYSIS:

     Following is a review of operating results for each of our five reporting segments:

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------------
          MINERALS                     2006                       2005                  2006 vs. 2005
---------------------------   -----------------------    -----------------------    -----------------------
                                                     (Dollars in Thousands)
Net sales                     $   79,274        100.0%   $   74,318        100.0%   $    4,956          6.7%
Cost of sales                     63,503         80.1%       59,275         79.8%
                              ----------   ----------    ----------   ----------
  Gross profit                    15,771         19.9%       15,043         20.2%          728          4.8%
General, selling and
 administrative expenses           5,791          7.3%        5,244          7.1%          547         10.4%
                              ----------    ----------   ----------    ----------   ----------
  Operating profit                 9,980         12.6%        9,799         13.1%          181          1.8%

     Base businesses, on a constant currency basis, accounted for approximately 83% of the sales increase over the prior-year period. Favorable exchange rates provided approximately 17% of the growth due to strengthening of the British Pound and Asian currencies against the US dollar. Higher shipments and pricing within the specialty materials product lines (additives for oil and gas drilling; laundry care and health and beauty markets) contributed a large portion of the sales growth. We saw declines in shipments in the domestic metalcasting and pet products sectors. Shipments continued to grow in the Asia-Pacific region, principally for the metalcasting sector.

     Gross profit margin declined by 30 basis points due to unfavorable product mix in the domestic metalcasting market and Asia-Pacific region. Energy-related and raw material costs continued to increase over the 2005 period, however, price increases, for the most part, offset the impact.

     General, selling and administrative expenses increased due to non-recurring items recognized in the 2005 period. We realized approximately $0.3 million in gains on disposals of fixed assets in the prior-year period.

     Operating margin declined by 50 basis points primarily due to lower gross margin experienced in the current-year period. Higher growth in general, selling and administrative expenses also contributed to the decline in operating margin.

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------------
       ENVIRONMENTAL                   2006                       2005                  2006 vs. 2005
---------------------------   -----------------------    -----------------------    -----------------------
                                                     (Dollars in Thousands)
Net sales                     $   59,120        100.0%   $   49,832        100.0%   $    9,288         18.6%
Cost of sales                     39,303         66.5%       31,999         64.2%
                              ----------   ----------    ----------   ----------
  Gross profit                    19,817         33.5%       17,833         35.8%        1,984         11.1%
General, selling and
 administrative expenses          10,968         18.6%        9,392         18.8%        1,576         16.8%
                              ----------    ----------   ----------    ----------   ----------
  Operating profit                 8,849         14.9%        8,441         17.0%          408          4.8%

     Base businesses, on a constant currency basis, accounted for approximately 39% of the growth over the prior-year period. Acquired businesses and favorable foreign currencies contributed 45% and 16%, respectively, to the growth in sales. Relative strengthening of the Polish Zloty, British Pound and the Asian currencies against the US dollar led to the foreign currency-based growth.

     On a product line basis, building materials experienced increased shipments globally and increased pricing in the U.S. market. Lining technologies shipments, after factoring out acquired businesses, marginally increased over the prior-year period. On a regional basis, a majority of the base business growth arose from international markets.

     Gross profit improved in conjunction with sales. Despite the increase in sales, gross margin declined by 230 basis points primarily due to lower profitability generated by the contracting services business. Additionally, gross margin was depressed due to higher manufacturing costs in the domestic operations.

     G, S & A grew due to higher personnel-related costs. Operating margin declined by 210 basis points due to the depressed gross margin and higher growth in G, S & A expenses.

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------------
    OILFIELD SERVICES                  2006                       2005                  2006 vs. 2005
---------------------------   -----------------------    -----------------------    -----------------------
                                                     (Dollars in Thousands)
Net sales                     $   14,157        100.0%   $   11,245        100.0%   $    2,912         25.9%
Cost of sales                      9,090         64.2%        7,605         67.6%
                              ----------   ----------    ----------   ----------
  Gross profit                     5,067         35.8%        3,640         32.4%        1,427         39.2%
General, selling and
 administrative expenses           2,797         19.8%        1,963         17.5%          834         42.5%
                              ----------    ----------   ----------    ----------   ----------
  Operating profit                 2,270         16.0%        1,677         14.9%          593         35.4%

     Base businesses contributed approximately 83% of the growth in revenues with acquisitions accounting for the remainder. We acquired an equipment rental business in September 2006. On a regional basis, domestic markets saw a large majority of the increased business activity. Domestic well testing and pipeline businesses generated the largest portion of the increase.

     Gross margin improved by 340 basis points primarily due to revenue mix. Domestic pipeline activity generated improved gross margins compared with the prior-year period.

     General, selling and administrative expenses increased due to higher personnel levels and compensation costs. Operating margin improved by 110 basis points due to the expansion in gross margin over the prior-year period.

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------------
     TRANSPORTATION                    2006                       2005                  2006 vs. 2005
---------------------------   -----------------------    -----------------------    -----------------------
                                                     (Dollars in Thousands)
Net sales                     $   13,300        100.0%   $   13,224        100.0%   $       76          0.6%
Cost of sales                     11,737         88.2%       11,643         88.0%
                              ----------   ----------    ----------   ----------
  Gross profit                     1,563         11.8%        1,581         12.0%          (18)        -1.1%
General, selling and
  administrative expenses            788          5.9%          830         6.3%           (42)        -5.1%
                              ----------    ----------   ----------    ----------   ----------
  Operating profit                   775          5.9%          751          5.7%           24          3.2%

     Higher traffic levels lead to the increase in revenues over the prior-year period. Gross profit and margins were negatively impacted by fuel surcharges. G, S & A spending declined over the 2005 quarter in several categories.

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------------------
             CORPORATE                        2006          2005           2006 VS. 2005
----------------------------------------   ----------    ----------   ------------------------
                                                          (Dollars in Thousands)
Intersegment shipping sales                $   (5,679)   $   (5,691)
Intersegment shipping costs                    (5,679)       (5,691)
                                           ----------    ----------
  Gross profit                                      -             -
Corporate general, selling
 and administrative expenses                    5,070         3,786        1,284          33.9%
Nanocomposite business
 development expenses                             396           923         (527)        -57.1%
                                           ----------    ----------   ----------
Operating loss                                 (5,466)       (4,709)        (757)         16.1%

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

     Tax advisory fees and compliance-related costs led to the increase in corporate general, selling and administrative expenses over the prior-year period. Approximately $0.7 million of the tax advisory fee increase was attributable to preparation of the amended income tax returns, as previously mentioned.

     Nanocomposite development costs declined primarily due to favorable adjustments of $0.2 million for depreciation expense and inventory obsolescence reserves. The remaining improvement over the prior-year period was attributable to greater profits on shipments and decreased operating expenses. These costs will be influenced by the change in sales as we continue market development activities.

NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. SEPTEMBER 30, 2005

RESULTS OF OPERATIONS (in millions):

NET SALES:                         2006          2005       % Change
------------------------------   ----------   ----------   ----------
                                 $    455.6   $    401.3           14%

     Net sales from base businesses (those operations owned for greater than one year) accounted for approximately 83% of the growth, or 11.2 percentage points, over the prior year period. On an operating segment basis, the environmental segment accounted for approximately 43% of the increase over the 2005 period while minerals and oilfield services each contributed approximately 27% of the growth.

     Following is the geographic sales distribution for the respective nine month periods:

                                   2006         2005
                                 ----------   ----------
Americas                                 69%          69%
EUMEA*                                   23           24
Asia-Pacific                              8            7

*EUMEA - Europe, Middle East & Africa.

GROSS PROFIT:                       2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $    117.6   $    104.3           13%
  Margin                               25.8%        26.0%         N/A

     Gross profit margin declined primarily due to a $2.1 million one-time benefit recognized in the prior-period which resulted from a decision by the State of Montana to abate mining-related taxes for a certain period. After factoring out this non-recurring benefit, gross profit would have increased by 15 percent and gross margin would have improved over the 2005 period by 30 basis points. The increase in gross margin, after excluding the effect of the non-recurring benefit, was due to greater relative profits earned in the environmental and oilfield services segments.

GENERAL, SELLING &
 ADMINISTRATIVE EXPENSES:           2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $     74.4   $     66.7           11%

     Personnel and operating expenses in the environmental and oilfield services segments caused the increase in G, S &A over the 2005 period. Tax advisory fees incurred due to the filing of amended income tax returns also contributed to the increase.

OPERATING PROFIT:                   2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $     43.3   $     37.7           15%
  Margin                                9.5%         9.4%         N/A

     Improvement in operating profit in the current-year period was generated by the environmental and oilfield services segments. Operating margin increased due to the greater relative profits earned from these two segments.

INTEREST EXPENSE, NET:              2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $      1.8   $      1.2           54%

     Interest expense in the 2006 period increased due both to greater average long-term debt compared with the prior year period and increased interest rates. The increase in long-term debt was attributed to greater acquisitions, capital expenditures and working capital funding in the current-year period. The majority of our long-term debt has a variable rate of interest which is primarily influenced by the changes in LIBOR.

OTHER INCOME / (expense):           2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $      0.3   $     (0.8)         N/A

     In the current reporting period, we recognized foreign exchange gains primarily resulting from transactions with our foreign subsidiaries. Foreign exchange losses were the cause of the expense in the prior-year reporting period. The current-year period benefited from strengthening of European and Asian currencies versus the U.S. Dollar. However, this trend may not continue as exchange rate fluctuations were unfavorable in the third quarter of 2006 as previously mentioned. We also benefited from securing more foreign denominated borrowings this year to offset our working capital exposures to British Pounds and Euro fluctuations. We do not actively hedge our exposures to foreign currencies.

INCOME TAX EXPENSE:                 2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $      8.5   $      9.7          (12)%
  Effective tax rate                   20.4%        27.1%         N/A

     Our effective tax rate in both reporting periods differs from the U.S. Federal statutory 35% rate due in part to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates. In the 2006 period, we decreased our provision for taxes owed by $3.0 million largely due to our settling an IRS audit (benefit of $3.4 million) offset by a $0.4 million increase in tax expense for provision to return differences. Excluding the $3.0 million and the $0.7 million tax advisory fees previously discussed, the effective tax rate for the 2006 period would have been 27.1%.

     The 2005 period's effective tax rate includes a further reduction to income tax expense of $0.7 million largely due to changes in estimates related to both our UK and domestic tax returns for 2004 and a $1.5 million write-off of tax receivables. Excluding the $0.7 million, the effective tax rate for the 2005 period would have been 25.1%.

INCOME FROM AFFILIATES
 & JOINT VENTURES                   2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $      4.5   $      1.9          130%

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

INCOME FROM
 CONTINUING OPERATIONS              2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $     37.7   $     27.9           35%
  Margin                                8.3%         7.0%         N/A

     Greater operating profit, lower income tax expenses and increased contribution from investments in affiliates and joint ventures accounted for the improvement in earnings in the 2006 period. The 130 basis point increase in net margin was principally due to a decline in the effective tax rate and the large increase in income from affiliates and joint ventures.

DISCONTINUED OPERATIONS:            2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $      0.6   $      4.8          N/A
  Per diluted share              $      0.2   $     0.15

     The 2006 period included a benefit from completion of an IRS examination of amended income tax returns previously described. The benefit arose from interest income associated with previously unclaimed tax deductions related to the sale of the absorbent polymers segment in 2000.

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

DILUTED EARNINGS PER SHARE
 FROM CONTINUING OPERATIONS         2006         2005       % Change
------------------------------   ----------   ----------   ----------
                                 $     1.22   $     0.91           34%

     Earnings per share improved commensurate with greater income from operations. Weighted average common and common equivalent shares outstanding increased by less than 1% over the 2005 period.

SEGMENT ANALYSIS:

     Following is a review of operating results for each of our five reporting segments:


                                                    NINE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------------
        MINERALS                       2006                       2005                   2006 vs. 2005
---------------------------   -----------------------    -----------------------    -----------------------
                                                     (Dollars in Thousands)
Net sales                     $  237,463        100.0%   $  222,643        100.0%   $   14,820          6.7%
Cost of sales                    191,152         80.5%      177,343         79.7%
                              ----------   ----------    ----------   ----------
  Gross profit                    46,311         19.5%       45,300         20.3%        1,011          2.2%
General, selling and
 administrative expenses          18,093          7.6%       17,041          7.7%        1,052          6.2%
                              ----------    ----------   ----------    ----------   ----------
  Operating profit                28,218         11.9%       28,259         12.6%          (41)        -0.1%

     Base businesses accounted for approximately 97% of the sales growth over the prior-year period with favorable foreign currency translation accounting for the remainder. Specialty minerals and the Asia-Pacific metalcasting product lines accounted for the increase. Domestic metalcasting was flat while pet products saw a small decline compared with prior-period sales. Within specialty minerals, higher volumes and pricing of drilling fluid additives supplied to the oil and gas market was the largest contributor followed by health and beauty products and iron binding agents. Sales in the China and Korea markets led the increase in Asia-Pacific metalcasting revenues.

     Gross profit margin declined by 80 basis points primarily due to a one-time benefit in 2005 associated with severance tax relief as previously described in this report. Had we not recognized this benefit in the 2005 period, gross profit would have increased by approximately $3.1 million, or 7.2 percent; and gross margin would have increased by 10 basis points. Gross margin was hampered by unfavorable product mix in the current-year period in the domestic metalcasting sales and a decline in profitability in the Asia-Pacific metalcasting markets.

     G, S & A expenses increased due to Asia/Pacific operating costs related to market development activities. Additionally, the prior-year period benefited from gains on the sales of fixed assets.

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------------
      ENVIRONMENTAL                    2006                       2005                   2006 VS. 2005
---------------------------   -----------------------    -----------------------    -----------------------
                                                     (Dollars in Thousands)
Net sales                     $  151,996        100.0%   $  128,505        100.0%   $   23,491         18.3%
Cost of sales                     99,934         65.7%       83,131         64.7%
                              ----------   ----------    ----------   ----------
  Gross profit                    52,062         34.3%       45,374         35.3%        6,688         14.7%
General, selling and
 administrative expenses          30,896         20.3%       26,430         20.6%        4,466         16.9%
                              ----------    ----------   ----------    ----------   ----------
  Operating profit                21,166         14.0%       18,944         14.7%        2,222         11.7%

     Base businesses accounted for approximately 64% of the growth over the prior-year period. Acquisitions and favorable foreign currency translation accounted for 33% and 3%, respectively. A contracting service business related to our lining technologies product lines was acquired in August 2005. Shipments were higher globally for the building materials business, leading the growth in base business revenues. Higher pricing in the U.S. market also aided the increase in building materials. Lining technology grew primarily from greater market share gains in China and Central Europe. Domestic lining technology sales grew modestly. Domestic market backlog remains relatively strong at this point compared with prior years.

     Gross profit improved in conjunction with sales. Despite the increase in sales, gross margin declined by 100 basis points primarily due low relative profitability generated by the aforementioned contracting service business. Additionally, we experienced higher manufacturing overhead costs in our domestic manufacturing operations.

     G, S & A grew due to higher personnel levels and compensation-related costs. We also experienced higher market development costs associated with our U.S. contracting services unit.

     Operating profit improved with the gross profit increase. Operating margin declined due to the gross margin compression explained above and relatively high G, S, &A spending growth.

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------------------------------------------
     OILFIELD SERVICES                 2006                       2005                   2006 VS. 2005
---------------------------   -----------------------    -----------------------    -----------------------
                                                     (Dollars in Thousands)
Net sales                     $   43,270        100.0%   $   28,710        100.0%   $   14,560         50.7%
Cost of sales                     28,558         66.0%       19,502         67.9%
                              ----------   ----------    ----------   ----------
  Gross profit                    14,712         34.0%        9,208         32.1%        5,504         59.8%
General, selling and
 administrative expenses           7,366         17.0%        5,390         18.8%        1,976         36.7%
                              ----------    ----------   ----------    ----------   ----------
  Operating profit                 7,346         17.0%        3,818         13.3%        3,528         92.4%

     Base businesses contributed approximately 97% of the growth in revenues with acquisitions accounting for the remainder. We acquired a rental tool business in September 2006. On a regional basis, domestic markets saw a large majority of the increased business activity. Domestic well testing and pipeline businesses generated the largest portion of the increase.

     Gross margin improved by 190 basis points primarily due to revenue mix. Domestic pipeline activity generated improved gross margins compared with the prior-year period.

     General, selling and administrative expenses increased due to higher personnel levels and compensation costs. Operating margin improved by 370 basis points due to the expansion in gross margin over the prior-year period.

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                            ------------------------------------------------------------------------------
      TRANSPORTATION                  2006                       2005                   2006 VS. 2005
-------------------------   -----------------------    -----------------------    ------------------------
                                                        (Dollars in Thousands)
Net sales                   $   38,619        100.0%   $   36,804        100.0%   $    1,815           4.9%
Cost of sales                   34,062         88.2%       32,341         87.9%
                            ----------   ----------    ----------   ----------
  Gross profit                   4,557         11.8%        4,463         12.1%           94           2.1%
General, selling and
 administrative expenses         2,367          6.1%        2,419          6.6%          (52)         -2.1%
                            ----------   ----------    ----------   ----------    ----------
Operating profit                 2,190          5.7%        2,044          5.5%          146           7.1%

    Higher traffic and pricing lead to the increase in revenues over the prior-year period. Gross profit was positively impacted by the improvement in revenues; however, gross margin declined due to larger fuel surcharges which were not passed through to customers.

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                 ----------------------------------------------------
           CORPORATE                2006          2005             2006 VS. 2005
------------------------------   ----------    ----------    -------------------------
                                                (Dollars in Thousands)
Intersegment shipping sales      $  (15,711)   $  (15,340)
Intersegment shipping costs         (15,711)      (15,340)
                                 ----------    ----------
  Gross profit                            -             -
Corporate general, selling
 and administrative expenses         13,591        12,819           772           6.0%
Nanocomposite business
 development expenses                 2,046         2,591          (545)        -21.0%
                                 ----------    ----------    ----------
Operating loss                      (15,637)      (15,410)         (227)          1.5%

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

    The increase in G, S & A spending was primarily attributed to tax advisory fees related the filing of amended income tax returns, the benefit of which was previously described in this report. Stock-based compensation costs increased over the 2005 period, but were offset by lower business development expenses.

    Nanocomposite development costs declined primarily due to lower operating costs. Additionally, we recorded approximately $0.2 million in one-time favorable adjustments related to depreciation and inventory obsolescence. These costs will be influenced by the change in sales as we continue market development activities. After completing organizational changes in the first quarter of 2006, we expect operating costs for the business to be relatively stable thereafter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                       CASH FLOWS                         ------------------------
                    ($ in millions)                          2006          2005
-------------------------------------------------------   ----------    ----------
Net cash provided by (used in) operating activities       $     29.0    $     17.4
Net cash provided by (used in) investing activities       $    (45.2)   $    (14.1)
Net cash provided by (used in) financing activities       $     10.5    $     (2.9)

    Cash flows from operating activities improved primarily due to higher current-year net income and the receipt of approximately $13 million in income tax refunds in the third quarter of 2006. Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern to continue for the remainder of 2006.

    Cash flows used in investing activities increased in the 2006 period due to increased capital expenditures, acquisitions and investments in affiliates. We have a number of expansion projects ongoing this year, including new manufacturing operations in Spain for the environmental segment and in China for the minerals segment. In addition, the 2006 period includes capital expenditures of approximately $2.9 million relating to the purchase of mining rights and equipment in Australia. We are also expending more funds for improving productivity at our U.S.-based mineral processing operations in 2006. Capital expenditures for 2006 are estimated to be in the range of $40 million to $44 million.

     On September 1, 2006, we expended approximately $10.5 million to acquire a business in the oilfield services market. Other acquisition-related investments were performance payments to owners of businesses that were acquired in prior years. Through the nine-month period ended September 30th, 2006, we invested approximately $5.3 million to acquire additional shares in Ashapura Minechem Limited, an industrial minerals company based in India. As of September 30, 2006, we own approximately 25.8% of the shares of Ashapura. In October
2006, Ashapura issued additional shares to foreign institutional investors in a private placement offering. In October 2006, our minerals segment acquired a business which blends bentonite with other products for sale to foundries. Net cash paid approximates $20.6 milliion, which we financed with additional debt borrowings; no amounts for this acquisition are reflected in the amounts included in this Form 10-Q.

    Cash flows provided by financing activities increased due to additional debt borrowings to fund working capital and capital expenditures in the 2006 period. Dividends increased to $0.35 per share from $0.28 per share in the prior year's corresponding period, consequently increasing the financing needs this year. We also repurchased 220,000 shares of our stock on the open market in the nine months ended September 30, 2006 for an aggregate amount of $5.6 million, or an average price of $25.24 per share. The stock repurchase authorization granted by the board of directors expired as of September 30, 2006. In the 2006 period, we received $2.4 million from employees on their exercise of stock options; we also recorded a $1.9 million benefit resulting from reduced tax payments on these option exercises.

                                                         AS AT
                                           ---------------------------------
           FINANCIAL POSITION               SEPTEMBER 30,      DECEMBER 31,
            ($ in millions)                      2006              2005
----------------------------------------   ---------------   ---------------
Working capital                            $         167.9   $         147.9
Goodwill & intangible assets               $          29.2   $          23.7
Total assets                               $         442.9   $         368.5

Long-term debt                             $          60.1   $          34.8
Other long-term obligations                $          23.3   $          21.6
Stockholder's equity                       $         282.1   $         248.9

    Working capital at September 30, 2006, increased over the amount at December 31, 2005, due to an increase in accounts receivable commensurate with the growth in sales. Current ratio was 3.2-to-1 and 3.3-to-1 at September 30, 2006, and December 31, 2005, respectively.

    Long-term debt increased commensurate with greater working capital requirements and funding of capital expenditures and acquisitions. Consequently, long-term debt relative to total capitalization rose to 18% at September 30, 2006, compared with 12% at December 31, 2005. At September 30, 2006, we had approximately $73.1 million of borrowing capacity available from our revolving credit facility. We are in compliance with financial covenants related to the revolving credit facility as of September 30, 2006.

    We have evaluated the funding requirements of our defined benefit pension plans following passage of the Pension Reform Act of 2006. At this time, we do not anticipate any material funding requirement for our plan as a consequence of the Act.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS (in millions)
------------------------------------------------------------------------

    Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, discloses our contractual obligations and off-balance sheet arrangements. Other than the increase in our long-term bank debt as disclosed in our condensed consolidated financial statements herein and the contribution to our defined benefit plan as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements within this Form 10-Q, there were no material changes in our contractual obligations and off-balance sheet arrangements.

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

ITEM 2:      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On May 13, 2004, the Board of Directors authorized a program to repurchase up to $10 million of our outstanding stock; this authorization expired September 30, 2006. The following table illustrates the stock repurchases made in 2006.

                                             TOTAL NUMBER OF                       MAXIMUM VALUE OF
                                            SHARES REPURCHASED      AVERAGE    SHARES THAT MAY YET BE
                                           AS PART OF THE STOCK   PRICE PAID    REPURCHASED UNDER THE
                  2006                      REPURCHASE PROGRAM     PER SHARE          PROGRAM
----------------------------------------   --------------------   ----------   ----------------------
Balance at the beginning of the year                                           $            8,035,285
Activity in 2006 calendar month of:
  January                                                     -   $        -   $            8,035,285
  February                                                    -   $        -   $            8,035,285
  March                                                  40,000   $    26.89   $            6,959,825
  April                                                  10,000   $    29.48   $            6,665,075
  May                                                    30,000   $    28.69   $            5,804,367
  June                                                   40,000   $    24.70   $            4,816,242
  July                                                   15,000   $    23.05   $            4,470,492
  August                                                 40,100   $    22.86   $            3,553,806
  September                                              44,900   $    23.87   $            2,482,043
                                           --------------------
Total                                                   220,000   $    25.24   $                    -
                                           ====================

ITEM 6: EXHIBITS

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

                                                 AMCOL INTERNATIONAL CORPORATION

Date: November 9, 2006                           /s/ Lawrence E. Washow
                                                 -------------------------------
                                                 Lawrence E. Washow
                                                 President and
                                                 Chief Executive Officer


Date: November 9, 2006                           /s/ Gary L. Castagna
                                                 -------------------------------
                                                 Gary L. Castagna
                                                 Senior Vice President and
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer