Form 10-K
period 2006-12-31
AMCOL INTERNATIONAL CORP
filed 2007-03-16
CIK 813621

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Large accelerated filer [ ]  Accelerated filer  [X]  Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the registrant's $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $26.35 per share on June 30, 2006, and, for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $583.5 million.

         Registrant had 30,028,878 shares of $.01 par value Common Stock outstanding as of February 28, 2007.

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

         We operate in five segments: minerals, environmental, oilfield services, transportation and corporate. Our minerals segment mines, processes and distributes clays and products with similar applications for use in various industrial and consumer markets. Our environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, and well testing services for the oil and gas industry. Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Intersegment shipping revenues are eliminated in our corporate segment.

         Prior to the third quarter of 2006, we did not report our oilfield services business as a separate segment. This business was included as part of our environmental segment. In the third quarter of 2006, we reorganized how we view and manage our business. We began capturing discrete financial information for our oilfield services business and reporting it separately to management. As a result, commencing in the third quarter of 2006, we recognized oilfield services as a stand-along segment, separate from our environmental segment. We have revised the segment information for prior periods to conform to this new presentation.

         The following table sets forth the percentage contributions of our operating segments to our net sales for the last three years.

                                            PERCENTAGE OF NET SALES
                                 ----------------------------------------------
                                     2006             2005             2004
                                 ------------     ------------     ------------
Minerals                                   52%              55%              57%
Environmental                              33%              32%              32%
Oilfield services                          10%               7%               5%
Transportation                              8%               9%               9%
Intersegment shipping                      -3%              -3%              -3%
                                 ------------     ------------     ------------
                                          100%             100%             100%
                                 ============     ============     ============

         Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of our business segments are set forth in our Notes to Consolidated Financial Statements included later herein.

                                MINERALS SEGMENT

         The business is principally conducted through wholly-owned subsidiaries and investments in affiliates and joint ventures throughout the world. Our principal bentonite products are marketed under various internationally registered trade names, including VOLCLAY(R), PANTHER CREEK(R), PREMIUM GEL(R) and ADDITROL(R).

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

PRINCIPAL PRODUCTS AND MARKETS

         Metalcasting. In the formation of sand molds for metalcastings, sand is bonded with bentonite and various other additives to yield desired casting form and surface finish. We serve the foundry and casting industry throughout the North America and the Asia-Pacific region with custom-blended bentonite and allied non-bentonite products to strengthen sand molds for cast auto parts, farm implements, railcars, home appliances and metallurgical products. The blended mineral binders containing sodium bentonite, calcium bentonite, seacoal and other ingredients are sold under the trade name ADDITROL(R). We also have a line of formulated additives that are used to introduce silicon and carbon in the melt phase of the casting process.

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

o Health and Beauty. We manufacture adsorbent polymers and purified grades of bentonite ingredients for sale to manufacturers of personal skin care products. The adsorbent polymers are used to deliver high-value actives in skin-care products. Bentonite-based materials act as thickening, suspension and dispersion agent emollients.

o Nanocomposites. We determined that nanoclays which are surface-modified could improve physical properties of certain polymers. Depending on the product requirements, we source or purchase bentonite from third-party suppliers. Surface-treatment chemicals are added in the production process to enable the bentonite to properly function within the polymer. The surface-treatment compounds are readily available on the market. Our production facility is located in Aberdeen, Mississippi.

o Petroleum Products. Sodium bentonite and leonardite, a form of oxidized lignite mined and processed by us in North Dakota, are components of drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties, which facilitate the transport of rock cuttings to the surface during the drilling process. Drilling fluids lubricate the drilling bit and coat the underground formations to prevent hole collapse and drill-bit seizing. Our primary trademark for this application is sold under the trade name PREMIUM GEL(R).

o Other Industrial. We produce bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt. We also supply grades of bentonite used for pellitizing other materials for ease of use. Examples of this application are iron ore and livestock feed.

SALES AND DISTRIBUTION

         In 2006, the top five customers of the minerals segment accounted for approximately 34% of the segment's sales worldwide. Approximately 73% of our sales in this segment are to customers in North and South America. Metalcasting is our largest market in the Americas and all of our pet products sales are in this region. Our sales in Europe represent approximately 16% of sales and are principally to detergent producers. The Asia-Pacific region represents approximately 11% of sales with metalcasting being our largest market.

         A large majority of our sales and distribution is conducted by our own personnel and facilities. We have established industry-specialized sales groups staffed with technically oriented salespersons serving each of our major markets. Certain businesses will have networks of distributors and representatives, including companies that warehouse products at strategic locations.

         We believe our strong global market position in the metalcasting market is largely due to our technical service capabilities and our distribution network. We provide training courses and laboratory testing for customers who use our products in the metalcasting process. Our technical sales personnel provide expertise to not only educate our customers on the bentonite blend properties but also aid them in producing castings efficiently and productively.

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

         Petroleum products are sold under our own and private-label trade names. Bentonite is a major component of drilling fluids. At least two drilling fluid service companies have captive bentonite operations and others are party to long-term bentonite supply agreements. Our potential market, therefore, is generally limited to those service organizations that are not vertically integrated or do not have long-term supply arrangements with other bentonite producers.

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

                              ENVIRONMENTAL SEGMENT

PRINCIPAL PRODUCTS AND MARKETS

         The business is principally conducted through wholly-owned subsidiaries, including Colloid Environmental Technologies Company ("CETCO"), and joint ventures throughout the world. The following are our three principal markets and a description of the products we produce for them:

         Lining Technologies. CETCO sells geosynthetic clay liner products containing bentonite under the BENTOMAT(R) and CLAYMAX(R) trade names for lining and capping landfills and for containment in tank farms, storm water containment systems, waste stabilization lagoons, sewage lagoons and mine site and wetlands reclamation applications. Additionally, we provide contracting services in the application of certain geosynthetic materials, including our clay liners, for a number of civil infrastructure projects.

         Building Materials. Our VOLCLAY(R) Waterproofing System is sold to the non-residential construction industry. This line includes VOLTEX(R), a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite. VOLTEX(R) is installed to prevent leakage through underground foundation walls and slabs. The following products round out the principal components of the product line: VOLCLAY PANELS(R), also used for below-grade waterproofing of walls and slabs; WATERSTOP-RX(R), a joint sealant product; and VOLCLAY SWELLTITE(R), a waterproofing membrane for concrete split slabs and plaza areas. We also manufacture and sell asphalt emulsion-based waterproofing systems for residential and non-residential waterproofing applications. In addition, our STRONGSEAL(TM) and DUCKSBACK(TM) roofing underlayment systems are sold to the residential and non-residential roofing industry.

         Drilling Products. CETCO's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. The products are used to install monitoring wells, facilitate horizontal and water well drilling, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY GROUT(R), HYDRAUL-EZ(R), BENTOGROUT(R) and VOLCLAY TABLETS(R) are among the trade names for products used in these applications. Geothermal grouting applications utilizing GEOTHERMAL GROUT(TM) represent a developing area for CETCO drilling products. VOLCLAY SHORE PAC(R) is used in special foundation drilling applications.

COMPETITION

         CETCO principally competes with at least seven regional geosynthetic clay liner manufacturers worldwide and several suppliers of alternative technologies. The building materials product lines are specialized businesses that compete primarily with alternative technologies. A number of integrated bentonite companies compete against us in the drilling products business. Competition is based on product quality, service, price, technical support and product availability.

SALES AND DISTRIBUTION

         The top five customers in our environmental segment accounted for less than 10% of the segment sales worldwide. Approximately 54% of sales are in North and South America. The United States is our largest geographical market for all product lines. Approximately 40% of sales are in Europe and the remaining 6% in the Asia-Pacific region.

         Sales and distribution of the lining technologies are primarily performed through our own personnel and facilities. Our staff includes engineers who assist with specifying products for topographical conditions that liners will endure.

         The building materials products are primarily sold through distributor and dealer networks. The end customers are generally building sub-contractors who are responsible for installing the products.

         For drilling product lines, we generally sell through distribution networks. The end customers for the industrial product lines include metal plating and finishing plants and corrugated cardboard operations. Drilling products are also sold through distributors who are overseen by our regional managers.

SEASONALITY

         Much of the business in the environmental sector is impacted by weather and soil conditions. Many of the products cannot be applied in harsh weather conditions and, as such, sales and profits tend to be stronger during the period from April through October. As a result, we consider the business of this segment to be seasonal.

                            OILFIELD SERVICES SEGMENT

PRINCIPAL PRODUCTS AND MARKETS

         Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, and well testing services for the oil and gas industry. We sell products and services through wholly-owned subsidiaries located in Australia; Brazil; Nigeria; the United Kingdom; and the United States. The following are our principal markets and a description of the products and services we provide:

         Water Treatment. We employ several technologies allowing offshore oil drilling and production platform operators to maintain compliance with regulatory requirements governing the discharge of waste water generated during oil production as well as refineries.

         Well Testing. We provide equipment and personnel for production well control, clean up, unload, separation, measure of component flow and disposal of fluids from oil and gas wells.

         Pipeline. Our personnel utilize engineered equipment that separates and allows treatment of effluents arising from pipeline testing and maintenance activities.

         Other products and services. We rent specialized equipment such as high-pressure pumps to oil and gas production platform operators. We also provide liquid nitrogen with our personnel and mobile equipment to the same production platforms, pipeline operators, and refineries. Liquid nitrogen is commonly used to purge atmospheric conditions that will allow safe performance of maintenance activities at these operations.

COMPETITION

         Our oilfield services group competes with several larger oil services companies using different technologies.

SALES AND DISTRIBUTION

         The top five customers in our oilfield services segment accounted for 28% of the segment sales worldwide. Approximately 82% of sales are in North and South America. The United States is our largest geographical market for all product lines. The remaining 18% of sales primarily originate in Europe and Africa.

         Our filtration business primarily sells and distributes products and services on a direct basis. Our principal customers are oil companies who maintain substantial offshore drilling and production platforms. The well testing business also sells and distributes services to customers on a direct basis. Our customer base is comprised of onshore and offshore oil and gas production firms.

SEASONALITY

         Much of the business in the oilfield services sector is impacted by weather conditions given that a significant portion of our customers' oil and gas production facilities are subject to natural disasters, such as hurricanes.

              MINERALS & ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

MINERAL RESERVES

         We have reserves of sodium and calcium bentonite at various locations in the United States, including Wyoming, South Dakota, Montana and Alabama, and also in Australia and China. Through our investments in affiliates and joint ventures, we also have access to bentonite deposits in Egypt, India and Mexico. At 2005 consumption rates and product mix, we estimate the proven, assigned reserves of commercially usable sodium bentonite at approximately 17 years. We estimate the proven, assigned reserves of calcium bentonite at approximately 22 years in North America. While we believe, based upon our experience, that our reserve estimates are reasonable and our title and mining rights to our reserves are valid, we have not obtained any independent verification of such reserve estimates or such title or mining rights. We own or control the properties on which reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of our bentonite reserves are owned. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material.

         To retain possessory rights in unpatented mining claims in North America, a fee of $100 per year for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. We believe that the unpatented mining claims that we own are in compliance with all applicable federal, state and local mining laws, rules and regulations. We are not aware of any material conflicts with other parties concerning our claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of our unpatented claims may become uneconomic and royalty rates for privately leased lands may be affected. We cannot predict the effect any potential amendments may have or whether or when any such amendments might be adopted.

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

                                TONS SOLD                                                                    MINING CLAIMS
                         -------------------------   WET TONS                                       -------------------------------
ALL AMOUNTS ARE IN                                      OF       ASSIGNED   UNASSIGNED  CONVERSION             UNPATENTED
THOUSANDS OF TONS          2006     2005     2004    RESERVES    RESERVES    RESERVES     FACTOR      OWNED        **       LEASED
-----------------------  -------  -------  -------  ----------   ---------  ----------  ----------  --------   ----------  --------
SODIUM BENTONITE

  Assigned
    Belle/Colony,
     WY/SD                 1,310    1,295    1,227      19,328      19,328          --       77.02%       826         342    18,160
    Lovell, WY               663      609      564      21,996      21,996          --       84.34%    12,262       9,413       321
    TOTAL ASSIGNED         1,973    1,904    1,791      41,324      41,324          --                 13,088       9,755    18,481

  Unassigned
    SD, WY, MT                --       --       --      61,980          --      61,980       76.18%    55,412       3,502     3,066
    TOTAL OTHER
     / UNASSIGNED             --       --       --      61,980          --      61,980                 55,412       3,502     3,066
TOTAL SODIUM BENTONITE     1,973    1,904    1,791     103,304      41,324      61,980          --     68,500      13,257    21,547
                                                                        40%         60%                    66%         13%       21%
CALCIUM BENTONITE

  Assigned
    Sandy Ridge, AL          124      120      132       3,690       3,690          --       75.36%     1,660          --     2,030
    Chao Yang,
    Liaoning, China          175       89       88       2,404       2,404          --       76.00%        --          --     2,404
    Nevada                     1        2        2       3,534          37       3,497       76.18%        37         500     2,997
    Queensland,
     Australia                 2      N/A      N/A         426         426          --       77.00%        --          --       426
TOTAL CALCIUM BENTONITE      302      211      222      10,054       6,557       3,497                  1,697         500     7,857
                                                                        65%         35%                    17%                   78%
LEONARDITE
  Gascoyne, ND                63       50       41       1,297       1,297          --       73.96%        --          --     1,297
                                                                       100%                                                     100%
OTHER
  Unassigned
    Other (NV, OK)            --       --       --       2,630          --       2,630       76.18%        --          --     2,630

GRAND TOTALS               2,338    2,165    2,054     117,285      49,178      68,107                 70,197      13,757    33,331
                                                                        42%         58%                    60%         12%       28%

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

         We hold a number of U.S. and international patents covering the use of bentonite and products containing bentonite. We follow the practice of obtaining patents on new developments whenever feasible. However, we do not consider that any one or any combination of such patents is material to our businesses as a whole.

RESEARCH AND DEVELOPMENT

         Our business segments share research and laboratory facilities adjacent to our corporate headquarters. Technological developments are shared among our subsidiaries, subject to license agreements where appropriate. Further information on research and development activities is included in our Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

                             TRANSPORTATION SEGMENT

         We operate a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. These services are provided to our subsidiaries as well as third-party customers. Through our transportation business, we are better able to control costs, maintain delivery schedules and assure equipment availability in the delivery of our products. In 2006, approximately 41% of the revenues of this operation involved services provided to our domestic minerals and environmental segments.

                       FOREIGN OPERATIONS AND EXPORT SALES

         Approximately 31% of our 2006 net sales were to customers in countries outside North America. To enhance our overseas market presence, we maintain mineral processing plants in the United Kingdom, Spain, China, Australia, South Korea, Poland and Thailand, as well as a blending plant in Canada. Chartered vessels deliver large quantities of our bulk, dried sodium bentonite to the plants in the United Kingdom, Poland, Australia, Thailand and South Korea where it is processed and mixed with other clays and distributed throughout Europe and the Asia-Pacific region. In addition, we maintain a worldwide network of independent dealers, distributors and representatives to support sales and distribution.

         We manufacture geosynthetic clay liners in the United Kingdom, Poland, China, South Korea, and India through our joint venture company Ashapura Volclay Limited. These international operations provide a cost-effective means of supplying the European and Asia-Pacific markets.

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

                                    EMPLOYEES

         As of December 31, 2006, we employed 1,759 people in our global organization, 706 of whom were employed outside of the United States. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Labor relations have been satisfactory.

                              AVAILABLE INFORMATION

         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any reports, statements and other information filed by the Company at the SEC's Public Reference Room at 100 F. Street N.E., Washington, D.C., 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains a website that contains reports, proxy and information statements and the operations of other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the website maintained by the SEC, www.sec.gov.

         Our principal Internet address is www.amcol.com. Our annual, quarterly and current reports, and amendments to those reports, are available free of charge on www.amcol.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

                                 CERTIFICATIONS

         As required by the rules and regulations of the New York Stock Exchange (the "NYSE"), we delivered to the NYSE a certification executed by our Chief Executive Officer, Lawrence E. Washow, certifying that Mr. Washow was not aware of any violation by the Company of the NYSE's corporate governance listing standards as of May 12, 2006.

         As required by the rules and regulations of the SEC, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosures are filed as exhibits to this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

         Certain statements we make from time to time, including statements in the Management's Discussion and Analysis of Financial Condition and Results of Operation section hereafter, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our company or our operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth, acquisitions, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following:

COMPETITION

         Our businesses are very competitive. We believe competition is essentially a matter of product quality, price, delivery, service and technical support. Several of our competitors in the world market are larger and have substantially greater financial resources. If we fail to compete successfully based on these or other factors, we may lose customers or fail to recruit new customers and our business and future financial results could be materially and adversely affected.

RELIANCE ON METALCASTING AND CONSTRUCTION INDUSTRIES

         Approximately 44% of our minerals segment's sales and 34% of our environmental segment's sales in 2006 were to the metalcasting and construction markets, respectively. The metalcasting and construction markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for products by the metalcasting and construction markets may decline and our business or future financial results may be adversely affected.

RELIANCE ON THE OIL AND GAS ACTIVITIES

         Our oilfield services segment now represents in excess of 10% of consolidated revenues and approximately 19% of consolidated operating income. Oil and gas production activities are heavily influenced by the benchmark price of these commodities. In turn, both economic and political events can influence the benchmark price which may ultimately affect the revenue potential of our business.

INTEGRATION OF ACQUIRED BUSINESSES

         We completed three business acquisitions in 2006 and another in January 2007. Acquisitions may continue to be an element of our growth strategy in the future. If actual integration costs are higher than amounts assumed, the profitability of acquired businesses is lower than amounts assumed, or we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, our future earnings may be lower than anticipated.

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

RISKS OF INTERNATIONAL EXPANSION

         An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. Sales and earnings from our overseas operations have increased considerably in recent years. In 2006, approximately 23% and 8% of consolidated net sales were from Europe and the Asia-Pacific regions, respectively. Approximately 43% of operating profit in 2006 was earned by our overseas businesses. We also recorded approximately $0.17 per diluted share for earnings, under the equity method of accounting, from investments in affiliate businesses. As we expand internationally, we will be subject to increased risks, which may include the following:

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

VOLATILITY OF STOCK PRICE

         The stock market has been extremely volatile in recent years. These broad market fluctuations may adversely affect the market price of our common stock. In addition, factors such as the following may have a significant effect on the market price of our common stock:

    o    quarterly fluctuations in our financial results;
    o    our introduction of new services or products;
    o announcements of acquisitions, strategic alliances or joint ventures by us, our customers or our competitors;
    o    changes in analysts' recommendations regarding our common stock; and
    o    general economic conditions.

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

LOCATION                                   PRINCIPAL FUNCTION
-------------------------------------      ----------------------------------------------------------------------------
MINERALS
Belle Fourche, SD                          Mine and process sodium bentonite
Colony, WY (two plants)                    Mine and process sodium bentonite, package cat litter
Gascoyne, ND                               Mine and process leonardite
Lovell, WY (1)                             Mine and process sodium bentonite
Sandy Ridge, AL                            Mine and process calcium bentonite; blend ADDITROL(R)
Chao Yang, Liaoning, China                 Mine and process calcium bentonite
Geelong, Victoria, Australia (1)(2)        Process sodium and calcium bentonite; blend ADDITROL(R)
Rayong, Thailand                           Process sodium and calcium bentonite
Winsford, Cheshire, U.K.                   Process  bentonite and other minerals
Kyungju Kyung-Buk, South Korea             Process sodium and calcium bentonite
Aberdeen, MS                               Process purified bentonite (Nanocor, Inc.)
ENVIRONMENTAL
Cartersville, GA                           Manufacture components for geosynthetic clay liners; manufacture
                                           Bentomat(R)and Claymax(R)geosynthetic
                                           clay liners
Lovell, WY (1)                             Manufacture Bentomat(R)and Claymax(R)geosynthetic clay liners
Philadelphia, PA                           Provider of services for the design and installation of geosynthetic systems
Birkenhead, Merseyside, U.K. (1)(2)        Manufacture Bentomat(R)geosynthetic clay liner; research laboratory;
                                           headquarters for CETCO (Europe) Ltd.
Pyeongtaek, South Korea                    Manufacture Bentomat(R)geosynthetic clay liners
Segovia, Spain                             Manufacture Bentomat(R)geosynthetic clay liners
Suzhou, Jiangsu, China                     Manufacture Bentomat(R)geosynthetic clay liners
Szczytno, Poland                           Manufacture Bentomat(R)and Claymax(R)geosynthetic clay liners
OILFIELD SERVICES
Broussard, LA                              Central operations and distribution
Aberdeen, Scotland                         Oilfield operations and distribution
Harvey, LA                                 Nitrogen sales and service
TRANSPORTATION
Scottsbluff, NE                            Transportation headquarters and terminal

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                        EXECUTIVE OFFICERS OF REGISTRANT

NAME                      AGE       PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
--------------------   --------     -----------------------------------------------------------------------------
Gary L. Castagna          45        Senior Vice President, Chief Financial Officer and Treasurer of the Company
                                    since February 2001; prior thereto, a consultant to AMCOL since June 2000;
                                    prior thereto, Vice President of the Company and President of Chemdal
                                    International Corporation (this business is a former subsidiary of AMCOL, and consisted of the absorbent polymers business that was sold to BASF AG in June
                                    2000) since August 1997; since January 2000, Director of M~Wave Incorporated, a manufacturer and distributor of printed circuit boards.

Ryan F. McKendrick        55        Vice President of the Company and President of CETCO since November 1998;
                                    President of Volclay International Corporation since 2002; prior thereto, Vice
                                    President of CETCO since 1994.

Gary Morrison             51        Vice President of the Company and President of American Colloid Company since
                                    February 2000; prior thereto, Executive Vice President of American Colloid
                                    Company since 1998.

Lawrence E. Washow        53        Chief Executive Officer since May 2000; President of the Company since May
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

                                                                                  CASH
                                                           STOCK PRICE          DIVIDENDS
                                                   --------------------------    DECLARED
                                                       HIGH           LOW       PER SHARE
                                                   ------------  ------------  -----------
Fiscal Year Ended December 31, 2006:  1st Quarter  $      29.40  $      20.28  $      0.11
                                      2nd Quarter         33.49         22.56         0.12
                                      3rd Quarter         26.95         18.71         0.12
                                      4th Quarter         29.43         23.87         0.14

Fiscal Year Ended December 31, 2005:  1st Quarter  $      23.09  $      18.11  $      0.09
                                      2nd Quarter         21.27         16.90         0.09
                                      3rd Quarter         20.75         18.20         0.10
                                      4th Quarter         21.65         16.35         0.10

         We have paid cash dividends every year for 69 years. As of March 5, 2007, there were 7,225 holders of record of the common stock, including shares held in street name.

PURCHASES OF EQUITY SECURITIES

         On May 13, 2004, we announced a share repurchase program for the repurchase of $10 million of our common stock in the open market. This program terminated on September 30, 2006 and was replaced with a share repurchase program that provides for the repurchase of up to $15 million of our common stock on the open market or in privately negotiated transactions. This new program terminates on November 10, 2008. The following table summarizes the repurchases made during the year under the terminated 2004 stock repurchase program. In 2006, we did not purchase any of our common stock under the currently authorized stock repurchase program.

                                                                                   MAXIMUM VALUE OF
                                          TOTAL NUMBER OF                             SHARES THAT
                                         SHARES REPURCHASED        AVERAGE            MAY YET BE
                                        AS PART OF THE STOCK      PRICE PAID         REPURCHASED
                                         REPURCHASE PROGRAM       PER SHARE        UNDER THE PROGRAM
                                        --------------------   -----------------   -----------------
Amount of authorization
 outstanding at December 31, 2005                                                  $       8,035,285
Activity in current year:
January 1 - January 31
     Shares repurchased                                   --                 N/A   $       8,035,285
February 1 - February 28
     Shares repurchased                                   --                 N/A   $       8,035,285
March 1 - March 31
     Shares repurchased                               40,000   $           26.89   $       6,959,825
April 1 - April 30
     Shares repurchased                               10,000   $           29.48   $       6,665,075
May 1 - May 31
     Shares repurchased                               30,000   $           28.69   $       5,804,367
June 1 - June 30
     Shares repurchased                               40,000   $           24.70   $       4,816,242
July 1 - July 31
     Shares repurchased                               15,000   $           23.05   $       4,470,492
August 1 - August 31
     Shares repurchased                               40,100   $           22.86   $       3,553,806
September 1 - September 30
     Shares repurchased                               44,900   $           23.87   $       2,482,043
October 1 - October 31
     Shares repurchased                                   --                 N/A   $              --
November 1 - November 30
     Shares repurchased                                   --                 N/A   $      15,000,000
December 1 - December 31
     Shares repurchased                                   --                 N/A   $      15,000,000
                                           -----------------
     Total                                           220,000   $           25.24   $      15,000,000
                                           =================

ITEM 6. SELECTED FINANCIAL DATA

         The following is selected financial data for the Company as of and for the five years ended December 31, 2006.

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

                                                            2006           2005           2004           2003           2002
                                                        ------------   ------------   ------------   ------------   ------------
OPERATIONS DATA
     Net sales                                          $    611,556   $    535,924   $    461,778   $    374,483   $    307,422
     Gross profit                                            159,466        138,023        118,568        100,068         80,417
     General, selling and administrative expenses            102,078         90,947         82,584         71,053         60,764
     Operating profit                                         57,388         47,076         35,984         29,015         19,653
     Net interest expense                                     (2,951)        (1,660)          (826)          (280)          (512)
     Net other income (expense)                                  231           (393)           (86)           526             48
     Pretax income                                            54,668         45,023         35,072         29,261         19,189
     Income taxes                                             10,425         11,645          4,687          9,946          6,916
     Income from affiliates and joint ventures                 5,420          2,912          1,180            600            531
     Minority interest in net loss of subsidiary                  --             --             --             --            164
     Income from continuing operations                        49,663         36,290         31,565         19,915         12,968
     Gain on disposal of discontinued operations                 585          4,755             --          8,950             --
     Net income                                               50,248         41,045         31,565         28,865         12,968
PER SHARE DATA
     Basic earnings per share
         Continuing operations                                  1.65           1.23           1.08           0.70           0.46
         Discontinued operations                                0.02           0.16             --           0.32             --
         Net income                                             1.67           1.39           1.08           1.02           0.46
     Diluted earnings per share
         Continuing operations                                  1.60           1.18           1.03           0.67           0.43
         Discontinued operations                                0.02           0.15             --           0.30             --
         Net income                                             1.62           1.33           1.03           0.97           0.43
     Stockholders' equity (1)                                   9.85           8.36           7.55           6.58           5.66
     Dividends                                                  0.49           0.38           0.32           0.16           0.10

                                                                       Continued

                              SUMMARY OF OPERATIONS
          (In thousands, except ratios and share and per share amounts)

                                                          2006            2005            2004            2003            2002
                                                      ------------    ------------    ------------    ------------    ------------
SHARES OUTSTANDING DATA
     End of period                                      29,936,356      29,783,639      29,395,755      29,107,746      27,881,903
     Weighted average for the period-basic              30,054,267      29,525,033      29,140,892      28,357,009      28,133,795
     Incremental impact of stock options                   971,621       1,278,105       1,561,969       1,492,569       2,014,725
     Weighted average for the period-diluted            31,025,888      30,803,138      30,702,861      29,849,578      30,148,520
BALANCE SHEET DATA (at end of period)
     Current assets                                   $    251,684    $    211,209    $    192,724    $    143,574    $    116,935
     Net property and equipment                            140,772         100,064          93,641          86,996          81,847
     Other long-term assets                                118,768          57,256          50,077          34,759          29,598
     Total assets                                          511,224         368,529         336,442         265,329         228,380
     Current liabilities                                    78,383          63,269          61,681          47,708          52,639
     Long-term debt                                        112,448          34,838          34,295           9,006           5,573
     Other long-term liabilities                            25,575          21,566          18,532          17,165          12,233
     Stockholders' equity                                  294,818         248,856         221,934         191,450         157,935
OTHER STATISTICS FOR CONTINUING OPERATIONS
     Depreciation, depletion and amortization         $     20,483    $     19,558    $     20,124    $     18,910    $     20,759
     Capital expenditures                                   42,099          28,626          21,627          15,795          16,223
     Gross profit margin                                      26.1%           25.8%           25.7%           26.7%           26.2%
     Operating profit margin                                   9.4%            8.8%            7.8%            7.7%            6.4%
     Pretax profit margin                                      8.9%            8.4%            7.6%            7.8%            6.2%
     Effective tax rate                                       19.1%           25.9%           13.4%           34.0%           36.0%
     Net profit from continuing operations margin              8.1%            6.8%            6.8%            5.3%            4.2%
     Return on average equity                                 18.3%           15.4%           15.3%           11.4%            8.5%

(1) Based on the number of common shares outstanding at the end of each year rather than a weighted average.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a global, specialty minerals company and earn our revenues and profits from a diverse group of industrial and consumer product lines. The principal mineral that we utilize to generate revenues is bentonite. We own or lease bentonite reserves in the United States, Australia and China. Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India and Mexico. Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve. We believe that our understanding of bentonite properties, mining methods, processing and application to markets are the core components of our longevity and future prospects.

         We operate in five segments: minerals, environmental, oilfield services, transportation and corporate. Prior to the third quarter of 2006, we did not report our oilfield services business as a separate segment. This business was included as part of our environmental segment. In the third quarter of 2006, we reorganized how we view and manage our business. We began capturing discrete financial information for our oilfield services business and reporting it separately to management. As a result, commencing in the third quarter of 2006, we recognized oilfield services as a stand-alone segment, separate from our environmental segment. We have revised the segment information for prior periods to conform to this new presentation.

         Both our minerals and environmental segments operate manufacturing facilities in North America, Europe, and Asia-Pacific regions. Our oilfield services segment operates principally in North America, Europe and Africa. Additionally, we have a transportation segment that performs trucking services for our domestic minerals and environmental businesses as well as third parties.

         Our customers are engaged in varied end-markets and geographies. Customers in the minerals segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat box filler, cosmetics and detergents. The customers for our lining technologies and building materials products are predominantly engineering contractors. The oilfield services customer base is primarily comprised of oil and gas service or exploration companies. A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence. A majority of our business is performed under short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

         Approximately 69% of our revenue is generated in North America; consequently, the state of the U.S. economy impacts our revenues. Our fastest growing markets are in the Asia-Pacific and European regions, which have continued to outpace the United States in economic growth.

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

    o Globalization: We have expanded our manufacturing and marketing organizations into Europe and Asia-Pacific over the last 40 years. This operating experience enables us to expand further into emerging markets. We see the significant opportunities in the Asia-Pacific region for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow. We expect to take advantage of these growth areas either through our wholly-owned subsidiaries or investments in affiliates and joint ventures.

    o Mineral development: Bentonite is a component in a majority of the products we produce. Since it is a natural material, we must continually expand our reserve base to maintain a long-term business. Our goal is to add new reserves to replace the bentonite mined each year. Furthermore, we need to assure that new reserves meet the physical property requirements for our diverse product lines and are economical to mine. Our organization is committed to developing its global reserve base to meet these requirements.

    o Acquisitions: We continually seek opportunities to add complementary businesses to our portfolio of products. In 2006, we acquired a number of businesses for a total cost of approximately $63 million. A strong financial position will enable us to continue to acquire businesses which, in our assessment, are valued fairly and fit with our growth strategy.

         There can be no assurance that we will achieve success in implementing any one or more of the strategic initiatives described above.

         A number of risks will challenge us in meeting our long-term objectives. We describe certain risks, such as competition and our reliance on economically sensitive markets, under "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." In general, the significance of these risks has not changed over the past year.

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

         Our financial statements are based in part upon critical accounting policies that involve complex and subjective decisions and assessments. Our senior management has discussed the development, selection and disclosure of these policies with the members of the Audit Committee of our Board of Directors. We believe our selection of accounting policies has resulted in actual results approximating the estimated amounts in each respective area. These policies are discussed below and also in Note 1 of the Notes to Consolidated Financial Statements. The discussion which follows should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

         Our process to evaluate inventories for excess or obsolete items is comprehensive. We quantify the amount of inventory on hand that, based on projected demand, is not anticipated to be sold within the next 12 to 24 months or, based on our current product offerings, is excess or obsolete. This involves a review by sales and production management personnel to determine whether this list of potential excess or obsolete inventory is complete. Factors which impact this evaluation include, for example, whether there has been a change in the market or packaging for particular products, and whether there are components of inventory that incorporate obsolete formulations or technology. In certain businesses in which we are engaged, such as the domestic cat litter business, product and packaging changes can occur rapidly and expose us to excess and obsolete inventories.

GOODWILL AND LONG-LIVED ASSETS

         We have made substantial investments in property, plant and equipment and have a moderate investment in goodwill. For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an annual impairment assessment at the reporting unit level (or more frequently if impairment indicators arise).

         In analyzing the fair value of each reporting unit and assessing the recoverability of the carrying value of property, plant and equipment, management uses models which are based on estimates of future operating performance and related cash flows. In preparing these models, management must make estimates in projecting future cash flows attributable to the reporting unit or assets being tested, in selecting a discount rate that reflects the related business risks, and in determining the appropriate perpetuity or disposal value. In developing these projections of future cash flows, we make a variety of important assumptions and estimates that have a significant impact on management's assessments of whether the carrying values of goodwill and property, plant and equipment should be adjusted to reflect impairment. Among these are assumptions and estimates about the future growth and profitability of the related business unit or asset, and assumptions about anticipated future economic, regulatory and political conditions in the relevant market.

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

RETIREMENT BENEFITS

         We sponsor a defined-benefit pension plan for substantially all of our United States employees hired on or before December 31, 2003. In order to measure the expense and obligations associated with these retirement benefits, we must make a variety of estimates including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these liabilities, rate of compensation increases, employee turnover rates, retirement rates, mortality rates and other factors. Our benefit plan committee determines the key assumptions related to the discount rate, expected investment rate of return and compensation increases after consulting with the actuarial firm that performs the calculations. Other assumptions are also set based on consultation with our actuaries.

         To determine our net accrued benefit and net periodic benefit cost, we form judgments about the best estimate for each assumption used in the actuarial computation. The most important assumptions that affect the computations are the discount rate and the expected long-term rate of return on plan assets.

         Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In determining the discount rate, we utilize the yield of a standardized benchmark, the Moody's Aa Corporate Bond Index, which consists of high quality fixed income investments, and round it to the nearest 25 basis points. The discount rate used to determine our retirement pension benefit obligation at September 30, 2006, was 5.75%. A 50 basis point decrease in this discount rate would have increased the benefit obligation at December 31, 2006 by $3.4 million and would increase net cost expected in 2007 by 14%, or $176 thousand. Likewise at December 31, 2006, a 50 basis point increase in the discount rate would have decreased the benefit obligation by $3.1 million and would decrease the net cost expected in 2007 by 14%, or $175 thousand.

         The expected long-term rate of return on plan assets was based on our current asset allocations and the historical long-term performance, as adjusted for existing market conditions. Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." We assumed a weighted-average expected long-term rate of return on pension plan assets of 8.50% to determine our net benefit cost in 2006. A 50 basis point decrease in the expected return would increase the net cost expected in 2007 by approximately 13%, or $163 thousand. Likewise, a 50 basis point increase in the expected return would decrease the net cost expected in 2007 by $163 thousand.

INCOME TAXES

         Our effective tax rate is based on the income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe our positions may be overturned. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of changes to reserves that we consider appropriate. Our estimates of income tax items, expense and reserves are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors.

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

         A number of years may elapse before a particular matter, for which we have established a reserve or valuation allowance, is audited and finally resolved. Audits of our United States federal income tax returns have been completed for our income tax returns relating to fiscal years of 2002 and prior. State income tax returns are audited more infrequently. Unfavorable settlement of any particular issue would require use of our cash and could result in the recording of additional tax expense. Favorable resolution would be recognized as a reduction to our tax provision in the year of resolution.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2006

         The discussion below references the consolidated statement of operations included in "Item 8. Financial Statements and Supplementary Data."

         Net sales for the year ended December 31, 2006 were $611.6 million, compared with $535.9 million for 2005 and $461.8 million for 2004, which were increases of 14% and 16% in 2006 and 2005, respectively. Minerals contributed approximately 28% of the increase in net sales over 2005. The environmental and oilfield services segments contributed 42% and 29%, respectively. Transportation segment revenues increased 1%. Acquisitions and favorable foreign translation accounted for approximately 29% of the growth over 2005.

         In comparing 2005 with 2004, minerals accounted for approximately 43% of the increase, while environmental and oilfield services contributed 31% and 20%, respectively. Transportation segment revenues increased by approximately 12%, while intersegment revenues, which are generated by transportation, were 6%. Approximately 4% of the growth in net sales for 2005 was attributed to acquisitions and favorable foreign currency translation combined.

         Gross profit was $159.5 million for the year ended December 31, 2006, compared with $138.0 million for 2005 and $118.6 million in 2004. The 16% increase in gross profit in 2006 over 2005 was generated by the growth in net sales. On a segment basis, minerals contributed approximately 14% of the increase over 2005, while environmental and oilfield services accounted for 44% and 42%, respectively. Relative to the comparison of 2005 with 2004, the 16% increase in gross profit followed sales growth. Minerals contributed approximately 30% of the growth in gross profit, while environmental and oilfield services accounted for 30% and 33%, respectively. The transportation segment accounted for the remaining increase over 2004.

         Gross margin was 26.1% in 2006, 25.8% in 2005 and 25.7% in 2004. The
improvement in 2006 and 2005 gross margin was attributed to higher relative contribution by the environmental and oilfield services segments.

         General, selling and administrative expenses were $102.1 million for the year ended December 31, 2006, compared with $90.9 million in 2005 and $82.6 million in 2004. Higher personnel costs and added expenses from acquired businesses accounted for the increase in 2006 over 2005. The increase in 2005 over 2004 was primarily attributable to greater employee benefit and compensation costs, Sarbanes-Oxley compliance-related costs, and audit fees.

         Operating profit was $57.4 million for the year ended December 31, 2006, compared with $47.1 million in 2005 and $36.0 million in 2004. The improvement in operating profit for 2006 and 2005 resulted from the increase in sales and gross profit in all operating segments. Operating margin for 2006 was 9.4%, compared with 8.8% in 2005 and 7.8% in 2004. The 2006 margin expansion resulted from higher profitability in the oilfield services segment and reduced corporate segment expenses. Margin improvement in the oilfield services and environmental segments led to improvement in 2005 over 2004.

         A review of sales, gross profit, general, selling and administrative expenses and operating profit by segment follows.

MINERALS SEGMENT

                                                               YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------------------------
        MINERALS                2006                 2005                 2004            2006 VS. 2005        2005 VS. 2004
-----------------------  ------------------   ------------------   ------------------   ------------------   ------------------
                                                                (Dollars in Thousands)
Net sales                $ 316,751     100.0% $ 295,686     100.0% $ 264,167    100.0%    21,065       7.1%    31,519      11.9%
Cost of sales              255,064      80.5%   236,916      80.1%   211,228     80.0%
                         ---------  --------  ---------  --------  ---------    -----
     Gross profit           61,687      19.5%    58,770      19.9%    52,939     20.0%     2,917       5.0%     5,831      11.0%

General, selling and
 administrative expenses    24,983       7.9%    22,268       7.5%    22,307      8.4%     2,715      12.2%       (39)     -0.2%
                         ---------  --------  ---------  --------  --------     -----
     Operating profit       36,704      11.6%    36,502      12.4%    30,632     11.6%       202       0.6%     5,870      19.2%

2006 vs. 2005

         Base businesses (those businesses owned for greater than one year) accounted for 69% of the growth in net sales over 2005, while acquisitions and foreign currency translation represented 20% and 11%, respectively, for the increase. Product line sales were as follows:

                                     YEAR ENDED DECEMBER 31,
                                ----------------------------------
MINERALS PRODUCT LINE SALES        2006        2005         %
------------------------------  ----------  ----------  ----------
                                      (Dollars in Thousands)
Metalcasting                    $  136,357  $  134,138         1.7%

Specialty minerals                 118,016      96,758        22.0%

Pet products                        58,332      60,177        -3.1%

Other product lines                  4,046       4,613           *
                                ----------  ----------
Total                              316,751     295,686
                                ==========  ==========

* Not meaningful.

         Metalcasting sales principally increased due to an acquisition completed in October. After factoring out the acquisition, domestic sales declined due to lower volumes of specialty products. Asia-Pacific sales increased due to continued market expansion, particularly in China. Specialty minerals revenues increased due to higher pricing and volume levels for oil and gas drilling fluid additives along with increased market penetration for health and beauty product lines. Detergent additives volumes declined in 2006. Lower volumes due to customer losses led to decreased pet products sales.

         Gross profit improved with the increase in net sales; however, gross margin declined by 40 basis points. A majority of the margin decline was due to a benefit recorded in 2005 from a $2.1 million one-time reduction in mining-related taxes owed to the State of Montana. Excluding this benefit, gross profit would have improved over 2005 by approximately 9% and gross margin increased by 30 basis points.

         General, selling and administrative expenses increased due to benefits recorded in 2005 for gains on asset sales as well as increased personnel-related costs incurred this year.

         Acquisitions and foreign currency translation were the primary contributors to the improvement in operating profit. Operating margin declined by 80 basis points largely due to the benefit recorded in 2005 for mining-related taxes previously described plus the impact of the increase in general, selling and administrative expenses.

2005 vs. 2004

         Base businesses (those businesses owned for greater than one year) accounted for all of the growth over the prior year. Product line sales were as follows:

                                     YEAR ENDED DECEMBER 31,
                                ----------------------------------
MINERALS PRODUCT LINE SALES        2005        2004         %
------------------------------  ----------  ----------  ----------
                                     (Dollars in Thousands)
Metalcasting                    $  134,138  $  112,558        19.2%

Specialty minerals                  96,758      95,142         1.7%

Pet products                        60,177      53,288        12.9%

Other product lines                  4,613       3,179           *
                                ----------  ----------
Total                              295,686     264,167
                                ==========  ==========

* Not meaningful.

         Domestic metalcasting revenue growth was primarily attributed to selling price increases that were implemented to offset increases in raw materials, transportation and energy-related costs. Metalcasting revenue also improved due to higher sales volumes in China and Thailand. Higher volumes and selling price increases led to the improvement in pet products revenues. Specialty minerals revenues were relatively flat in comparison with the prior year. Detergent additive volumes declined in 2005 but were offset by increases in volumes and selling prices in the oil and gas drilling fluids product lines.

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

         General, selling and administrative expenses declined slightly in 2005 partly because 2004 included a charge of $0.9 million related to bad debt reserves. Also, 2005 included a $0.5 million greater benefit from gains on the disposals of certain assets.

         Operating margin improved by 80 basis points due to flat general, selling and administrative expenses.

ENVIRONMENTAL SEGMENT

                                                                   YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
     ENVIRONMENTAL                2006                 2005                 2004             2006 VS. 2005        2005 VS. 2004
------------------------    -----------------   ------------------   ------------------   ------------------   ------------------
                                                                  (Dollars in Thousands)
Net sales                   $ 203,128   100.0%  $ 171,144    100.0%  $ 147,896    100.0%    31,984      18.7%    23,248      15.7%
Cost of sales                 133,414    65.7%    110,815     64.7%     93,360     63.1%
                            ---------   -----   ---------    -----   ---------    -----
     Gross profit              69,714    34.3%     60,329     35.3%     54,536     36.9%     9,385      15.6%     5,793      10.6%
General, selling and
 administrative expenses       42,963    21.2%     36,978     21.6%     35,926     24.3%     5,985      16.2%     1,052       2.9%
                            ---------   -----   ---------    -----   ---------    -----
     Operating profit          26,751    13.1%     23,351     13.7%     18,610     12.6%     3,400      14.6%     4,741      25.5%

2006 vs. 2005

         Base businesses accounted for approximately 67% of the growth in net sales, while favorable foreign currency translation and acquisitions represented the remainder. Product line sales were as follows:

                                          YEAR ENDED DECEMBER 31,
                                     ----------------------------------
ENVIRONMENTAL PRODUCT LINE SALES        2006        2005         %
--------------------------------     ----------  ----------  ----------
                                           (Dollars in Thousands)
Lining technologies                  $  110,906  $   93,797        18.2%

Building materials                       69,529      55,621        25.0%

Other product lines                      22,693      21,726           *
                                     ----------  ----------
Total                                   203,128     171,144
                                     ==========  ==========

* Not meaningful.

         Lining technologies sales were aided by the acquisition of a contracting services business in August 2005, as well as continued market expansion in Asia and Central Europe. Domestic revenues improved principally due to price increases. Building materials product line sales improved through market share gains throughout Europe and Asia. Other product lines are largely comprised of infrastructure drilling products.

         Gross profit rose commensurate with sales increases. Gross margin declined by 100 basis points principally due to changes in product mix and higher production costs at the U.S. operations. Contracting revenues within the lining technologies product line generated lower gross margins.

         General, selling and administrative expenses increased primarily due to higher personnel-related expenses and acquisitions.

         Operating profit improved along with gross profit and sales. Operating margin declined by 60 basis points following the decrease in gross margin.

2005 vs. 2004

         Base businesses accounted for approximately 89% of the growth in net sales, while favorable foreign currency translation and acquisitions represented the remainder. Product line sales were as follows:

                                          YEAR ENDED DECEMBER 31,
                                     ----------------------------------
ENVIRONMENTAL PRODUCT LINE SALES        2005        2004         %
-----------------------------------  ----------  ----------  ----------
                                           (Dollars in Thousands)
Lining technologies                  $   93,797  $   77,031        21.8%

Building materials                       55,621      53,552         3.9%

Other product lines                      21,726      17,313           *
                                     ----------  ----------
Total                                   171,144     147,896
                                     ==========  ==========

* Not meaningful.

         Lining technologies product line revenues accounted for a large majority of the increase. Greater volumes in all geographic regions led to the increase in lining technologies revenues. We also benefited from higher average selling prices in the United States. Specialty infrastructure drilling product revenues were responsible for most of the increase in other product lines.

         Gross profit increased in conjunction with sales. Gross margin decreased by 60 basis points due to a greater proportion of revenues generated from lower profit product lines. Certain lining technologies product/service lines have lower gross margins.

         General, selling and administrative expenses grew at more modest rates as employee headcount levels remained fairly stable compared with 2004.

         Operating profit improved in conjunction with the increase in gross profit. Operating margin improved by 110 basis points which largely resulted from less of an increase in general, selling and administrative expenses.

OILFIELD SERVICES SEGMENT

                                                                  YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------------------
   OILFIELD SERVICES             2006                  2005                   2004             2006 VS. 2005       2005 VS. 2004
-----------------------   ------------------    -------------------    -------------------    ----------------    ----------------
                                                                  (Dollars in Thousands)
Net sales                 $  61,928    100.0%   $  39,702     100.0%   $  24,827     100.0%    22,226     56.0%    14,875     59.9%
Cost of sales                39,933     64.5%      26,711      67.3%      18,205      73.3%
                          ---------   ------    ---------   -------    ---------   -------
     Gross profit            21,995     35.5%      12,991      32.7%       6,622      26.7%     9,004     69.3%     6,369     96.2%
General, selling and
 administrative expenses     10,934     17.7%       7,674      19.3%       4,710      19.0%     3,260     42.5%     2,964     62.9%
                          ---------   ------    ---------   -------    ---------   -------
     Operating profit        11,061     17.8%       5,317      13.4%       1,912       7.7%     5,744    108.0%     3,405    178.1%

2006 vs. 2005

         Base businesses contributed approximately 80% of the growth in revenues over the prior year. Acquired business accounted for the remainder of the improvement. Business gained due to the hurricanes in the Gulf of Mexico aided 2006 results by approximately $5 million. Higher natural gas production activity in Northern and Eastern Texas also aided the 2006 results. International business, in particular West Africa, helped sales increase over 2005.

         Gross profit improved commensurate with the increase in sales. Gross margin rose by 280 basis points due to higher personnel and equipment utilization along with favorable pricing attained from hurricane-related services.

         General, selling and administrative expenses increased due to an expanded sales force and expansion of operations in Eastern Texas.

         Operating profit improved with the positive gross profit results. Operating margin expanded by 440 basis points due to high operating leverage on our cost base.

2005 vs. 2004

         Base businesses accounted for all of the improvement over 2004. Higher oil and gas production activity in the Gulf of Mexico and in Eastern Texas provided more sales opportunities in 2005.

         Gross profit improved due to improved personnel and equipment utilization and higher pricing. Consequently, gross margins increased by 600 basis points. Higher profit margins attained with new business in West Africa also contributed to the margin increase.

         General, selling and administrative expenses increased due to higher personnel levels including establishment of new overseas offices.

         Operating profit improved along with the increase in gross profit. Operating margin increased by 570 basis points as a result of higher operating leverage and the expansion in gross margin.

TRANSPORTATION SEGMENT

                                                                  YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------------------
    TRANSPORTATION               2006                  2005                   2004             2006 VS. 2005       2005 VS. 2004
-----------------------   ------------------    -------------------    -------------------    ----------------    ----------------
                                                                  (Dollars in Thousands)

Net sales                 $  50,228    100.0%   $  49,708     100.0%   $  40,650     100.0%       520      1.0%     9,058     22.3%
Cost of sales                44,158     87.9%      43,775      88.1%      36,179      89.0%
                          ---------   ------    ---------   -------    ---------   -------
     Gross profit             6,070     12.1%       5,933      11.9%       4,471      11.0%       137      2.3%     1,462     32.7%
General, selling and
 administrative expenses      3,198      6.4%       3,216       6.5%       2,751       6.8%       (18)    -0.6%       465     16.9%
                          ---------   ------    ---------   -------    ---------   -------
     Operating profit         2,872      5.7%       2,717       5.4%       1,720       4.2%       155      5.7%       997     58.0%

2006 vs. 2005

         Revenues were flat compared with 2005 due to unchanged equipment utilization and average rates charged per mile. Approximately 41% of the segment's revenues were generated from services provided to certain domestic subsidiaries within our minerals and environmental segments. Gross margin improved despite the modest sales increase because profit per mile improved since fuel surcharges were less of an impact in 2006. Operating margin improved by 30 basis points due to the gross margin expansion and lower selling and administrative expenses.

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

CORPORATE SEGMENT

                                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------------
                  CORPORATE                        2006         2005         2004          2006 VS. 2005         2005 VS. 2004
---------------------------------------------   ----------   ----------   ----------   --------------------   --------------------
                                                                              (Dollars in Thousands)
Intersegment shipping sales                     $  (20,479)  $  (20,316)  $  (15,762)
Intersegment shipping costs                        (20,479)     (20,316)     (15,762)
                                                ----------   ----------   ----------
     Gross profit                                       --           --           --
Corporate general, selling and
 administrative expenses                            17,507       17,190       13,244   $    317         1.8%  $  3,946        29.8%
Nanocomposite business development expenses          2,493        3,621        3,646     (1,128)      -31.2%       (25)       -0.7%
                                                ----------   ----------   ----------
Operating loss                                  $  (20,000)  $  (20,811)  $  (16,890)  $    811        -3.9%  $ (3,921)       23.2%

2006 vs. 2005

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

         Corporate administrative expenses grew modestly in 2006. While independent registered accountant fees, tax consulting and stock compensation costs increased over 2005, those items were offset by lower spending for information technology and self-insured employee medical expenses. Nanocomposite business losses declined primarily from reduced personnel-related expenses and depreciation.

         Beginning with our quarterly report for the first quarter of 2007, we will include the nanocomposites business results of operations and financial position within our minerals segment.

2005 vs. 2004

         Contributing to the increase in general, selling and administrative expenses at corporate in 2005 were greater expenses associated with stock-based compensation, corporate development activities, professional service fees related to Sarbanes-Oxley compliance, independent registered accountant services and tax services.

         Nanocomposite business development expenses were comparable to the prior-year. No material changes occurred in 2005 related to new customers or product introductions.

NET INTEREST EXPENSE

         Net interest expense was $3.0 million, $1.7 million, and $0.8 million in 2006, 2005, and 2004, respectively. Average debt levels were $73.6 million and $34.6 million in 2005 and 2004, respectively. Debt increased in 2006 to support working capital and capital expenditure funding. Additionally, we invested $63.2 million in acquired businesses in 2006. In 2005, debt increased principally due to higher average working capital and greater capital expenditures. Average interest rates on our funded debt were 5.8%, 4.7% and 2.8% in 2006, 2005 and 2004, respectively. A majority of the interest on our debt is based upon LIBOR rates.

OTHER INCOME (EXPENSE), NET

         Net other income was $0.2 million in 2006; while net other expense in 2005 and 2004 was approximately $0.4 million and $0.1, respectively. Other income is composed of a number of miscellaneous transactions, primarily foreign currency transaction gains and losses.

INCOME TAXES

         The effective income tax rate for 2006 was 19.1%, compared with 25.9% in 2005 and 13.4% in 2004. A schedule reconciling the U.S. federal statutory income tax rate to our effective rate is included in Note 8 of the Notes to Consolidated Financial Statements. Income tax expense was positively impacted in 2006 by completion of audits of amended income tax returns filed in 2004, as described below. The result was a reduction in our tax contingency reserves of approximately $3.4 million. In addition, we estimated higher depletion deductions in 2006 and reported more of our earnings from overseas subsidiaries, which have lower average income tax rates.

         The largest benefit to the tax rate in 2005 was higher depletion deductions, lower average foreign tax rates and reductions in estimates of 2004 taxes payable which were determined in conjunction with preparation of the income tax returns in 2005.

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

INCOME FROM AFFILIATES AND JOINT VENTURES

         We reported income from affiliates and joint ventures of $5.4 million, $2.9 million and $1.2 million for 2006, 2005 and 2004, respectively. The major component of the increase for each of the last two years was largely related to our investments in two businesses based in India; we own 21% of the larger business and 50% of the other. The larger business has substantial bauxite and bentonite operations. Bauxite is used to produce alumina, which is then used to produce aluminum. The bauxite business had particularly strong earnings over the last two years. The second business in India is engaged in manufacturing, marketing and distributing a specialized bentonite application involving clarification of edible oils. That business has continued to increase its profits over the last two years.

DISCONTINUED OPERATIONS

         In July 2006, the Internal Revenue Service completed audits of amended income tax returns which were filed in 2004 but relate to years prior to 2004 and are described in the income tax section of this report. We accounted for $0.6 million of the settlement as interest income related to that portion of the settlement as a discontinued operation since it related to a business we sold in 2000.

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

NET INCOME

         Net income for 2006 was $50.3 million compared with $41.0 million and $31.6 million in 2005 and 2004, respectively. In 2006 and 2005, net income included $0.6 million and $4.8 million, respectively, of a benefit from discontinued operations as previously discussed. The increase in income from continuing operations in both comparison periods (2006 vs. 2005 and 2005 vs.
2004) was attributed to the increase in operating profit for the reasons described earlier in this report. Net income in 2006 and 2004 was also positively impacted by the adjustments to income tax expense, as previously discussed, which reduced the overall effective tax rate.

EARNINGS PER SHARE

         Diluted earnings per share are calculated using the weighted average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common share equivalents. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately
31.0 million in 2006, 30.8 million in 2005 and 30.7 million in 2004.

         Diluted earnings per share from continuing operations in 2006 were $1.60 compared with $1.18 and $1.03 in 2005 and 2004, respectively. The improvement for both 2006 and 2005 was commensurate with the increase in income from continuing operations previously described. In 2006, our diluted earnings per share include a $0.09 per share benefit from income associated with tax refunds mentioned earlier. Similarly in 2004, diluted earnings per share include a $0.14 per share benefit associated with the reductions in income tax expense previously mentioned. Net income per diluted share was $1.62, $1.33, and $1.03 in 2006, 2005 and 2004, respectively. Both 2006 and 2005 were positively impacted by discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations, borrowings from a revolving credit facility and proceeds from the exercise of stock options by employees have been our sources of funds to purchase property, plant and equipment; acquire businesses; repurchase common stock; and pay dividends to shareholders. Effective March 9, 2007, we amended our revolving credit agreement to increase our borrowing capacity from $120 million to $150 million; all other substantive terms and conditions remained the same. We believe cash flows from operations and borrowing capabilities are adequate to support our operating plans for the next 12 to 18 months. Following is a discussion and analysis of our cash flow activities as presented in the Consolidated Statements of Cash Flows within Item 8 of this report.

         Cash provided by operating activities of continuing operations in 2006 was $46.7 million, compared with $36.3 million in 2005 and $17.4 million in 2004. The improvements in 2006 and 2005 largely result from greater income from continuing operations. Accounts receivable and inventories in 2006 increased by $40.9 million over 2005; they increased in 2005 by $25.9 million over 2004. A large portion of the increase in 2006 was due to acquisitions completed during the year. The remaining increase was commensurate with our sales growth.

         Net cash used in investing activities in 2006 was $110.9 million, compared with $22.3 million and $26.1 million in 2005 and 2004, respectively. Capital expenditures totaled $42.1 million in 2006, compared with $28.6 and $21.6 million in 2005 and 2004, respectively. The increase in capital expenditures in both comparable periods was due to a number of new sites including a metalcasting products plant in China, a lining technologies manufacturing plant in Spain and infrastructure investments at our U.S. mining site facilities.

         Acquisitions were $63.2 million, $2.1 million and $13.3 million in 2006, 2005 and 2004, respectively. In 2006, we acquired three businesses. Two of the businesses are included within our Oilfield Services segment and the other in the Minerals segment.

         Cash provided by financing activities was $59.8 million and $9.3 million in 2006 and 2004, respectively. Cash used in financing activities was $11.8 million in 2005. Financing cash flows are primarily affected by borrowings from our revolving credit facility. We had net borrowings from the revolving credit facility totaling $75.5 million and $20.5 million in 2006 and 2004, respectively. Net borrowings were negligible in 2005. The increase in borrowings in 2006 and 2004 was attributed to acquisitions as well capital expenditures.

         As noted in Item 5 of this Form 10-K, we repurchased approximately $5.6 million of our common stock in 2006 compared with $2.0 million in 2005 and $2.9 million in 2004. We elect to repurchase our common stock in the open market from time to time when we believe utilizing funds in this manner will provide a good return to our shareholders. We have up to $15 million of funds authorized by our Board of Directors to use for stock repurchases until November 10, 2008.

         Dividends on our common stock were $14.7 million in 2006, compared with $11.3 million in 2005 and $9.4 million in 2004. Declared dividends were $0.49 per share in 2006, compared with $0.38 per share in 2005 and $0.32 per share in 2004.

         As of December 31, 2006, we had outstanding debt of $112.5 million and cash of $17.8 million, compared with $34.8 million of outstanding debt and $16 million of cash at December 31, 2005. Total funded debt represented 28%, 12% and 13% of total capitalization at December 31, 2006, 2005 and 2004, respectively.

         Working capital was approximately $173.3 million and $147.9 million as of December 31, 2006 and 2005, respectively. The current ratio (current assets divided by current liabilities) was 3.2-to-1 and 3.3-to-1 as of the end of 2006 and 2005, respectively. Greater sales generated by our international businesses resulted in increased working capital in 2006 since customer payment terms tend to be longer in those areas.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following schedule sets forth details of our long-term contractual obligations at December 31, 2006:

                                                                 PAYMENTS DUE BY PERIOD
                                                ---------------------------------------------------------
                                                            LESS THAN      2-3         4-5       AFTER 5
                                                  TOTAL      1 YEAR       YEARS       YEARS       YEARS
                                                ---------   ---------   ---------   ---------   ---------
                                                                      (in millions)
Bank debt                                       $   112.5   $       0   $   107.6   $     0.1   $     4.8
Lease obligations                                    13.6         5.9         6.1         1.3         0.3
Capital expenditures                                  6.9         6.9          --          --          --
                                                ---------   ---------   ---------   ---------   ---------
Total contractual cash obligations              $   133.0   $    12.8   $   113.7   $     1.4   $     5.1
                                                =========   =========   =========   =========   =========

         Long-term debt includes bank debt of approximately $98.2 million due under a revolving credit agreement, which provides for a commitment of $120 million in borrowing capacity and matures on October 31, 2010. Effective March 9, 2007, we amended this revolving credit agreement to increase the borrowing capacity from $120 million to $150 million and extend the maturity to April 1, 2012; all other substantive terms and conditions remained the same. The agreement is a multi-currency arrangement that allows us to borrow certain foreign currencies at rates that can range from 0.50% to 1.125% above the London Inter Bank Offered Rate (LIBOR), depending upon the amount of the credit line used and certain capitalization ratios. The facility requires us to meet certain covenants, such as specific amounts of net worth, and limits our ability to make additional borrowings and guarantees. We were in compliance with these covenants at December 31, 2006.

         Operating leases relate to non-cancelable obligations for railroad cars, truck trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Additional information regarding operating leases is disclosed our Notes to the Consolidated Financial Statements included in Part IV of this report.

         The Company occasionally enters into unconditional purchase obligations which contemplate future, irrevocable payments under enforceable contracts which can not be cancelled without penalty. Such payments are excluded from the above table as they are entered into in the ordinary course of business, and we believe the anticipated expenditures associated with them are not material.

         We have recorded $5.7 million of liabilities to satisfy the land reclamation obligations discussed in our Notes to Consolidated Financial Statements. Expenditures to satisfy these liabilities are excluded from the above table of contractual obligations as the timing of these payments are not contractually due until the expiration of individual mining permits, which are frequently renewed.

         We anticipate our funding obligation for our defined benefit pension plan will approximate $1 million in 2007. That amount principally represents contributions required by regulations or laws. We have not presented this obligation or the obligation for future years in the table above as the funding can vary from year to year based on changes in fair value of pension plan assets and actuarial assumptions.

         At December 31, 2006 and 2005, we had outstanding standby letters of credit of $17.7 million and $14.2 million, respectively, which are not included in the obligations in the table above. These letters of credit typically serve to guarantee the Company's performance of its obligations related to land reclamation and workers' compensation claims. We have recognized the estimated costs of our obligations related to land reclamation and workers' compensation claims in our consolidated balance sheets as of December 31, 2006 and 2005.

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

         Our various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2006, we did not have any material foreign currency contracts outstanding.

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

                                                                        EXPECTED MATURITY DATE
                                   ------------------------------------------------------------------------------------------------
                                     2007        2008        2009       2010        2011      THEREAFTER      TOTAL      FAIR VALUE
                                   --------    --------    --------   --------    --------    ----------    ----------   ----------
(US$ equivalent in thousands)
Short-term debt:
     Fixed rate                    $     28    $     --    $     --   $     --    $     --    $       --    $       28   $       28
     Interest rate                     5.69%         --          --         --          --            --
Long-term debt:
     Variable rate (US$)                 --       6,695          --     80,500          85         4,800        92,080       92,080
     Average interest rate               --        6.09%         --       5.88%       0.15%         3.95%
     Fixed rate (THB)                 2,624          --          --         --          --            --         2,624        2,624
     Interest rate                     7.25%         --          --         --          --            --
     Variable rate (UK(pound))           --          --          --     12,341          --            --        12,341       12,341
     Average interest rate               --          --          --       5.76%         --            --
     Variable rate ((euro))              --          --          --      2,640          --            --         2,640        2,640
     Average interest rate               --          --          --       4.23%         --            --
     Variable rate (AUD)                 --          --          --      2,763          --            --         2,763        2,763
     Average interest rate               --          --          --       6.83%         --            --
                                   --------    --------    --------   --------    --------    ----------    ----------   ----------
Total                              $  2,652    $  6,695    $     --   $ 98,244    $     85    $    4,800    $  112,476   $  112,476
                                   ========    ========    ========   ========    ========    ==========    ==========   ==========

         We periodically use interest rate swaps to manage interest rate risk on debt securities. These instruments allow us to change the characteristics of variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2006 and 2005, there were no interest rate swaps outstanding.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As provided for by current regulation, our evaluation did not include an assessment of the internal control over financial reporting of the three businesses we acquired in 2006. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in our internal control over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding our directors is included in our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

         Information regarding our executive officers is included under a separate caption in Part I hereof in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

         We have adopted a Code of Business Conduct and Ethics (the "Code") that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees. The Code, our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are publicly available on our website at www.amcol.com and are available in print, free of charge, to any shareholder upon request to our Corporate Secretary at AMCOL International Corporation, One North Arlington, 1500 West Shure Drive, Suite 500, Arlington Heights, Illinois 60004-7803. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the above is included in our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is included in our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

         Information regarding our securities authorized for issuance under equity compensation plans is included in our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding the above is included in our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal accountant fees and services is included in our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

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

       (c) See Index to Financial Statements and Financial Statement Schedule below.

ITEM 15(a) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                               Page
                                                                                                               ----
       (1)    Financial Statements:
              Reports of Independent Registered Public Accounting Firms                                        F-2
              Consolidated Balance Sheets, December 31, 2006 and 2005                                          F-6
              Consolidated Statements of Operations, Years ended December 31, 2006, 2005 and 2004              F-8
              Consolidated Statements of Comprehensive Income, Years ended December 31, 2006, 2005 and 2004    F-9
              Consolidated Statements of Stockholders' Equity, Years ended December 31, 2006, 2005 and 2004    F-10
              Consolidated Statements of Cash Flows, Years ended December 31, 2006, 2005 and 2004              F-11
              Notes to Consolidated Financial Statements                                                       F-12

         All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is not material.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors and Stockholders of AMCOL International Corporation

         We have audited the accompanying consolidated balance sheet of AMCOL International Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOL International Corporation at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

         As discussed in Notes 1 and 13 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMCOL International Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
----------------------
Chicago, Illinois
March 16, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors and Stockholders of AMCOL International Corporation

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that AMCOL International Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMCOL International Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

         As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the three businesses acquired during the year ended December 31, 2006, which are included in the 2006 consolidated financial statements of AMCOL International Corporation and subsidiaries and constituted $64,052 and $62,063 of total and net assets, respectively, as of December 31, 2006 and $8,536 and $1,737 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of AMCOL International Corporation also did not include an evaluation of the internal control over financial reporting of these businesses.

         In our opinion, management's assessment that AMCOL International Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMCOL International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of AMCOL International Corporation and subsidiaries and our report dated March 16, 2007, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
----------------------
Chicago, Illinois
March 16, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors and Stockholders
AMCOL International Corporation:

We have audited the accompanying consolidated balance sheet of AMCOL International Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCOL International Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

                                                       KPMG LLP

Chicago, Illinois
March 16, 2007

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                       DECEMBER 31,
                                                                  -----------------------
                             ASSETS                                  2006         2005
---------------------------------------------------------------   ----------   ----------
Current assets:
  Cash                                                            $   17,805   $   15,997

  Accounts receivable:
    Trade, less allowance for doubtful accounts of $3,986 and
     $2,350 in 2006 and 2005, respectively                           127,041       98,824
    Other                                                              6,391        2,901
  Inventories                                                         84,612       75,455
  Prepaid expenses                                                    10,142        9,068
  Deferred income taxes                                                4,648        3,698
  Income taxes receivable                                                  -        4,864
  Other                                                                1,045          402
                                                                  ----------   ----------
    Total current assets                                             251,684      211,209
                                                                  ----------   ----------
Investment in and advances to affiliates and joint ventures           31,049       19,730

Property, plant, equipment, and mineral rights and reserves:
  Land and mineral rights                                             17,428       12,761
  Depreciable assets                                                 305,013      252,430
                                                                  ----------   ----------
                                                                     322,441      265,191
  Less: accumulated depreciation                                     181,669      165,127
                                                                  ----------   ----------
                                                                     140,772      100,064
                                                                  ----------   ----------
Other assets:
  Goodwill                                                            40,341       20,644
  Intangible assets, less accumulated amortization of $6,948
   and $5,479 in 2006 and 2005, respectively                          25,611        3,009
  Deferred income taxes                                                6,643        4,579
  Other assets                                                        15,124        9,294
                                                                  ----------   ----------
                                                                      87,719       37,526
                                                                  ----------   ----------
                                                                  $  511,224   $  368,529
                                                                  ==========   ==========

                                                                    Continued...


                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                      DECEMBER 31,
                                                                  -----------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY                   2006         2005
---------------------------------------------------------------   ----------   ----------
Current liabilities:
  Accounts payable                                                    26,107       24,722
  Accrued income taxes                                                 4,844            -
  Accrued liabilities                                                 47,432       38,547
                                                                  ----------   ----------
    Total current liabilities                                         78,383       63,269
                                                                  ----------   ----------
Long-term debt                                                       112,448       34,838
                                                                  ----------   ----------
Minority interests in subsidiaries                                       276          259
Deferred compensation                                                  6,880        7,045
Other liabilities                                                     18,419       14,262
                                                                  ----------   ----------
                                                                      25,575       21,566
                                                                  ----------   ----------
Stockholders' equity:
  Common stock, par value $.01 per share, Authorized
   100,000,000 shares; issued 32,015,771
   shares in 2006 and 2005                                               320          320
  Additional paid in capital                                          76,686       72,194
  Retained earnings                                                  219,690      184,125
  Accumulated other comprehensive income                              16,658        8,644
                                                                  ----------   ----------
                                                                     313,354      265,283

Less:
  Treasury stock (2,079,415 and 2,232,132 shares
   in 2006 and 2005, respectively)                                    18,536       16,427
                                                                  ----------   ----------
                                                                     294,818      248,856
                                                                  ----------   ----------
                                                                  $  511,224   $  368,529
                                                                  ==========   ==========

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     2006            2005            2004
                                                                 ------------    ------------    ------------
CONTINUING OPERATIONS
Net sales                                                        $    611,556    $    535,924    $    461,778
Cost of sales                                                         452,090         397,901         343,210
                                                                 ------------    ------------    ------------
  Gross profit                                                        159,466         138,023         118,568
General, selling and administrative expenses                          102,078          90,947          82,584
                                                                 ------------    ------------    ------------
  Operating profit                                                     57,388          47,076          35,984
                                                                 ------------    ------------    ------------
Other income (expense):
  Interest expense, net                                                (2,951)         (1,660)           (826)
  Other, net                                                              231            (393)            (86)
                                                                 ------------    ------------    ------------
                                                                       (2,720)         (2,053)           (912)
                                                                 ------------    ------------    ------------
  Income before income taxes and income from affiliates and
   joint ventures                                                      54,668          45,023          35,072
Income tax expense                                                     10,425          11,645           4,687
                                                                 ------------    ------------    ------------
  Income before income from affiliates and joint ventures              44,243          33,378          30,385
Income from affiliates and joint ventures                               5,420           2,912           1,180
                                                                 ------------    ------------    ------------
  Income from continuing operations                                    49,663          36,290          31,565

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations                               585           4,755               -
                                                                 ------------    ------------    ------------
Net income                                                       $     50,248    $     41,045    $     31,565
                                                                 ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     2006            2005            2004
                                                                 ------------    ------------    ------------
Earnings per share
Basic earnings per share:
  Continuing operations                                          $       1.65    $       1.23    $       1.08
  Discontinued operations                                                0.02            0.16               -
                                                                 ------------    ------------    ------------
  Net income                                                     $       1.67    $       1.39    $       1.08
                                                                 ============    ============    ============

Diluted earnings per share:
  Continuing operations                                          $       1.60    $       1.18    $       1.03
  Discontinued operations                                                0.02            0.15               -
                                                                 ------------    ------------    ------------
  Net income                                                     $       1.62    $       1.33    $       1.03
                                                                 ============    ============    ============

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     2006            2005            2004
                                                                 ------------    ------------    ------------
Net income                                                       $     50,248    $     41,045    $     31,565
Other comprehensive income (loss) -
  Minimum pension liability (net of $125 tax expense
   in 2006 and $169 tax benefit in 2005)                                  216             154            (457)
  Foreign currency translation adjustment                               9,787          (6,415)          6,990
                                                                 ------------    ------------    ------------
Comprehensive income                                             $     60,251    $     34,784    $     38,098
                                                                 ============    ============    ============

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                              COMMON STOCK                                    ACCUMULATED
                                         -----------------------                                 OTHER
                                            NUMBER                 ADDITIONAL                COMPREHENSIVE
                                              OF                    PAID-IN      RETAINED        INCOME      TREASURY
                                            SHARES       AMOUNT     CAPITAL      EARNINGS        (LOSS)        STOCK       TOTAL
                                         ------------   --------   ----------   ----------   -------------   ---------   ----------
Balance at December 31, 2003               32,015,771   $    320   $   67,513   $  132,179   $       8,372   $ (16,934)  $  191,450

 Net income                                                                         31,565                                   31,565
 Cash dividends ($0.32 per share)                                                   (9,378)                                  (9,378)
 Currency translation adjustment                                                                     6,990                    6,990
 Purchase of 189,800 treasury
     shares                                                                                                     (3,243)      (3,243)
 Sales of 477,809 treasury
     shares pursuant to options                                        (1,551)                                   2,757        1,206
 Tax benefit from employee stock plans                                  2,027                                                 2,027
 Vesting of common stock in connection
     with employee stock plans                                          1,774                                                 1,774
 Minimum pension liability                                                                            (457)                    (457)
                                         ------------   --------   ----------   ----------   -------------   ---------   ----------
 Balance at December 31, 2004              32,015,771        320       69,763      154,366          14,905     (17,420)     221,934

 Net income                                                                         41,045                                   41,045
 Cash dividends ($0.38 per share)                                                  (11,286)                                 (11,286)
 Currency translation adjustment                                                                    (6,415)                  (6,415)
 Purchase of 109,629 treasury
     shares                                                                                                     (2,058)      (2,058)
 Sales of 497,513 treasury
     shares pursuant to options                                        (1,561)                                   3,051        1,490
 Tax benefit from employee stock plans                                  1,601                                                 1,601
 Vesting of common stock in connection
     with employee stock plans                                          2,391                                                 2,391
 Minimum pension liability                                                                             154                      154
                                         ------------   --------   ----------   ----------   -------------   ---------   ----------
 Balance at December 31, 2005              32,015,771        320       72,194      184,125           8,644     (16,427)     248,856

 Net income                                                                         50,248                                   50,248
 Cash dividends ($0.49 per share)                                                  (14,683)                                 (14,683)
 Currency translation adjustment                                                                     9,787                    9,787
 Purchase of 259,446 treasury
     shares                                                                                                     (6,645)      (6,645)
 Sales of 412,163 treasury
     shares pursuant to options                                          (385)                                   4,536        4,151
 Tax benefit from employee stock plans                                  2,241                                                 2,241
 Vesting of common stock in connection
     with employee stock plans                                          2,636                                                 2,636
 Minimum pension liability (net of
  $125 tax expense)                                                                                    216                      216
 Adjustment upon adoption of SFAS 158
  (net of tax benefit of $975)                                                                      (1,989)                  (1,989)
                                         ------------   --------   ----------   ----------   -------------   ---------   ----------
Balance at December 31, 2006               32,015,771   $    320   $   76,686   $  219,690   $      16,658   $ (18,536)  $  294,818
                                         ============   ========   ==========   ==========   =============   =========   ==========

          See accompanying notes to consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                        ------------------------------------------
                                                                                            2006           2005           2004
                                                                                        ------------   ------------   ------------
Cash flow from operating activities:
    Net income                                                                          $     50,248   $     41,045   $     31,565
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on the disposal of discontinued operations                                         (585)        (4,755)             -
        Depreciation, depletion, and amortization                                             20,483         19,558         20,124
        Undistributed earnings from affiliates and joint ventures                             (4,836)        (3,156)          (867)
        Minority interest in income of subsidiaries                                                -             42              7
        Increase (decrease) in allowance for doubtful accounts                                 1,460         (2,381)         1,063
        Decrease (increase) in deferred income taxes                                          (3,852)        (1,139)          (995)
        Tax benefit from employee stock plans                                                  2,241          1,601          2,027
        Gain on sale of depreciable assets                                                      (929)        (1,433)          (311)
        Impairment charge                                                                        950              -              -
        Stock compensation expense                                                             2,636          2,391          1,772
        Other                                                                                      -              -           (457)
    (Increase) decrease in current assets, net of effects of acquisitions:
        Accounts receivable                                                                  (28,452)       (10,172)       (22,040)
        Income taxes receivable                                                                4,864          5,886         (3,869)
        Inventories                                                                           (5,803)       (12,544)       (17,463)
        Prepaid expenses                                                                      (3,496)          (994)        (1,357)
    Increase (decrease) in current liabilities, net of effects of acquisitions:
        Accounts payable                                                                        (127)        (1,109)         2,897
        Accrued liabilities and income taxes                                                  12,675          2,878          5,975
    Increase in other noncurrent assets                                                       (2,758)        (2,362)        (1,893)
    Increase (decrease) in other noncurrent liabilities                                        3,924          2,934          1,209
    Excess tax benefits on stock option exercises                                             (1,955)             -              -
                                                                                        ------------   ------------   ------------
            Net cash provided by operating activities                                         46,688         36,290         17,387
                                                                                        ------------   ------------   ------------
Cash flow from investing activities:
    Proceeds from sale of depreciable assets                                                   3,155          3,574            739
    Capital expenditures for land, mineral reserves, and depreciable assets                  (42,099)       (28,626)       (21,627)
    Investments in and advances to affiliates and joint ventures                              (5,645)          (901)          (775)
    Acquisitions of businesses                                                               (63,248)        (2,118)       (13,333)
    Net tax refunds from the sale of discontinued operations                                     585          4,755          8,625
    Receipts from (payments to) minority interest partners                                         -            259           (111)
    Investments in restricted cash                                                            (3,706)             -              -
    Decrease (increase) in other assets                                                           69            735            427
                                                                                        ------------   ------------   ------------
            Net cash used in investing activities                                           (110,889)       (22,322)       (26,055)
                                                                                        ------------   ------------   ------------
Cash flow from financing activities:
    Proceeds from issuance of debt                                                           160,453         55,785         88,208
    Principal payments of debt                                                               (84,977)       (55,764)       (67,718)
    Proceeds from sales of treasury stock                                                      2,577          1,397          1,090
    Purchases of treasury stock                                                               (5,554)        (1,965)        (2,879)
    Excess tax benefits on stock option exercises                                              1,955              -              -
    Dividends declared                                                                       (14,678)       (11,286)        (9,377)
                                                                                        ------------   ------------   ------------
            Net cash provided by (used in) financing activities                               59,776        (11,833)         9,324
                                                                                        ------------   ------------   ------------
Effect of foreign currency rate changes on cash                                                6,233         (3,732)         3,413
                                                                                        ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                                           1,808         (1,597)         4,069
Cash at beginning of year                                                                     15,997         17,594         13,525
                                                                                        ------------   ------------   ------------
Cash at end of year                                                                     $     17,805   $     15,997   $     17,594
                                                                                        ============   ============   ============
Supplemental disclosures of cash flow information:
Cash paid for:
    Interest, net                                                                       $      2,507   $      1,755   $        537
                                                                                        ============   ============   ============
    Net income taxes paid (refunded)                                                    $        596   $      1,451   $       (706)
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards

        As discussed later in this Note, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share Based Payment effective January 1, 2006.

        We adopted Emerging Issues Task Force ("EITF") Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, effective January 1, 2006. This guidance requires that, once production has commenced from a mine, production-related stripping costs be accounted for as a current cost of production. It also requires that these costs be included within inventories to the extent that minerals extracted from the mine are still on hand at each period end. Issue No. 04-6 does not address the accounting for stripping costs incurred in the pre-production phase of a mine site. These costs are deferred and amortized on a units-of-production basis over the estimated life of each mine site. Our adoption of this guidance did not have a material impact on our consolidated financial statements. Deferred stripping costs, which had been reported within inventory in periods prior to January 1, 2006, have been reclassified into prepaid expenses.

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument be carried at fair value but rather eliminates inconsistencies found in various prior accounting guidance. The provisions of SFAS 157 are effective for our fiscal year beginning January 1, 2008 with earlier adoption permitted for our fiscal year beginning January 1, 2007. We do not believe our adoption of this standard in 2007 will have a material impact on our financial statements.

        In September 2006, the FASB issued SFAS 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires the recognition, in our December 2006 balance sheet, of the underfunded status of our defined benefit and supplemental pension plans as a liability, measured as the difference between the fair value of the plan assets and the projected benefit obligation. Upon adoption, SFAS 158 also requires the recognition of previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income, net of tax. Our Notes to Consolidated Financial Statements include a table illustrating the effect the adoption of this standard had on our balance sheet as of December 31, 2006. SFAS 158 also requires that we measure the funded status of our plans as of our year-end balance sheet date (i.e. December 31st); however, this requirement is not mandatory until December 31, 2008. Thus, we continue to measure our plan's funded status as of October 1st of each year.

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. Our adoption of SAB 108 in 2006 did not have an impact on our financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        Segments

        We operate in four principal segments with intersegment shipping revenues being eliminated in the corporate segment. The composition of consolidated revenues by segment is as follows:

                                       PERCENTAGE OF NET SALES
                                 --------------------------------------
                                    2006          2005          2004
                                 ----------    ----------    ----------
Minerals                                 52%           55%           57%
Environmental                            33%           32%           32%
Oilfield services                        10%            7%            5%
Transportation                            8%            9%            9%
Intersegment shipping                    -3%           -3%           -3%
                                 ----------    ----------    ----------
                                        100%          100%          100%
                                 ==========    ==========    ==========

        Further descriptions of our products, principal markets and the relative significance of segment operations within AMCOL International Corporation (the Company) are included in Note 3.

        Principles of Consolidation

        The consolidated financial statements include the accounts of our domestic and foreign subsidiaries. We consolidate all subsidiaries which are greater than 50% owned by us. Our ownership interests in the Mexican, Indian, Japanese and Egyptian ventures range between 20% and 50%. Accordingly, these investments are accounted for using the equity method. All intercompany balances and transactions, including profits on inventories, have been eliminated in consolidation.

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

        Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Goodwill is tested annually (or more frequently if impairment indicators arise) for impairment as of October 1st of each year. Other intangibles, including trademarks and non-compete agreements, are amortized on the straight-line method over the expected periods to be benefited, which extend up to 10 years.

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

        Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We classify interest and penalties associated with income taxes within the income tax line item of our consolidated statement of operations.

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

        Service and rental revenues, primarily earned by the environmental and oilfield services segments, respectively, each comprise less than 10% of consolidated net sales. Service and rental revenues are recognized in the period such services are performed or the period in which customers utilize the rented assets.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

        Freight and sales taxes

        We report amounts charged to customers for shipping and handling fees as revenues and we report amounts incurred for these costs within cost of sales in the consolidated statements of operations (i.e. gross presentation with revenues and cost of sales). Also, we report amounts charged to customers for sales taxes and the related costs incurred for sales tax remittances to governmental agencies within net sales in the consolidated statement of operations (i.e. net presentation within revenues).

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

        Earnings Per Share

        Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options and restricted stock. A reconciliation between the shares used to compute basic and diluted earnings per share follows:

                                                                        2006           2005          2004
                                                                    ------------   ------------   ------------
Weighted average common shares outstanding for the year               30,054,267     29,525,033     29,140,892
Dilutive impact of stock equivalents                                     971,621      1,278,105      1,561,969
                                                                    ------------   ------------   ------------
Weighted average common and common equivalent shares for the year     31,025,888     30,803,138     30,702,861
                                                                    ============   ============   ============
Common shares outstanding at December 31                              29,936,356     29,783,639     29,395,755
                                                                    ============   ============   ============
Weighted average anti-dilutive shares excluded from
    the computation of diluted earnings per share                        245,765        248,685        234,970
                                                                    ============   ============   ============

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         Effective January 1, 2006, we adopted SFAS 123(R), Share Based Payment, under the modified prospective transition method. This adoption did not significantly affect our statement of operations, balance sheet or statement of comprehensive income for 2006. SFAS 123(R) does require, however, that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow in the statements of cash flows as required prior to January 1, 2006; this has the effect of reducing net operating cash flows and increasing net financing cash flows for all periods after December 31, 2005. For the year ended December 31, 2006, this amount was $1,955. While we cannot estimate what those amounts will be in the future (because they depend on, amongst other factors, when employees exercise options), the amount of operating cash flows recognized for such tax deductions in each year ending December 31, 2005 and 2004 (and hence the amount that would have been reclassified as a cash inflow from financing activities if SFAS 123(R) had been applicable in each prior period) was $1,586 and $1,887, respectively.

         Derivative Instruments and Hedging Activities

         Occasionally, we use derivative financial instruments (principally interest rate swaps or options) to manage exposure to changes in interest rates. We do not use derivative instruments for trading or other speculative purposes, and we did not have any material derivative financial instruments outstanding at either December 31, 2006 or 2005.

         Reclassifications and Revisions

         Certain items in the prior years consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation for 2006. These reclassifications did not have a material impact on our financial statements.

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

(3) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

         We operate in five business segments. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, and well testing data services for the oil and gas industry. The transportation segment includes a long-haul trucking business and a freight brokerage business that provides services to our subsidiaries as well as third-party customers. Intersegment shipping revenues are eliminated in our corporate segment.

         We identify segments based on management responsibility and the nature of the business activities of each component of the Company. Intersegment sales are insignificant, other than intersegment shipping. We measure segment profit based on operating profit, and the costs deducted to arrive at operating profit do not include interest or income taxes.

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

         The following table sets forth certain financial information by business segment as of and for the years ended December 31, 2006, 2005 and 2004:

                                                 2006            2005            2004
                                             ------------    ------------    ------------
Net Sales:
    Minerals                                 $    316,751    $    295,686    $    264,167
    Environmental                                 203,128         171,144         147,896
    Oilfield services                              61,928          39,702          24,827
    Transportation                                 50,228          49,708          40,650
    Intersegment shipping                         (20,479)        (20,316)        (15,762)
                                             ------------    ------------    ------------
        Total                                $    611,556    $    535,924    $    461,778
                                             ============    ============    ============
Operating profit (loss):
    Minerals                                 $     36,704    $     36,502    $     30,632
    Environmental                                  26,751          23,351          18,610
    Oilfield services                              11,061           5,317           1,912
    Transportation                                  2,872           2,717           1,720
    Corporate                                     (20,000)        (20,811)        (16,890)
                                             ------------    ------------    ------------
        Total                                $     57,388    $     47,076    $     35,984
                                             ============    ============    ============
Assets:
    Minerals                                 $    245,417    $    186,718    $    172,972
    Environmental                                 145,884         113,565         103,266
    Oilfield services                              84,917          33,023          24,888
    Transportation                                  3,722           3,027           3,122
    Corporate                                      31,284          32,196          32,194
                                             ------------    ------------    ------------
        Total                                $    511,224    $    368,529    $    336,442
                                             ============    ============    ============
Depreciation, depletion and amortization:
    Minerals                                 $     11,125    $     10,295    $     10,546
    Environmental                                   4,343           4,193           4,179
    Oilfield services                               3,143           2,123           2,572
    Transportation                                     69              97             108
    Corporate                                       1,803           2,850           2,719
                                             ------------    ------------    ------------
        Total                                $     20,483    $     19,558    $     20,124
                                             ============    ============    ============
Capital expenditures:
    Minerals                                 $     27,281    $     13,751    $      9,860
    Environmental                                   9,958           9,549           8,323
    Oilfield services                               4,024           3,649           2,324
    Transportation                                     50              29             101
    Corporate                                         786           1,648           1,019
                                             ------------    ------------    ------------
        Total                                $     42,099    $     28,626    $     21,627
                                             ============    ============    ============
Research and development expenses:
    Minerals                                 $      2,805    $      2,715    $      2,517
    Environmental                                   2,390           1,865           1,921
    Corporate                                       1,050           1,665             911
                                             ------------    ------------    ------------
        Total                                $      6,245    $      6,245    $      5,349
                                             ============    ============    ============

                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         The following table sets forth certain geographic financial information by business segment as of and for the years ended December 31, 2006, 2005 and 2004. Geographic revenues and operating profit are determined based on origin rather than destination:

                                                2006            2005            2004
                                            ------------    ------------    ------------
Sales to unaffiliated customers
 shipped from:
      Americas                              $    422,235    $    371,836    $    311,081
      Europe                                     142,979         125,512         122,967
      Asia Pacific                                46,342          38,576          27,730
                                            ------------    ------------    ------------
          Total                             $    611,556    $    535,924    $    461,778
                                            ============    ============    ============
Operating profit from sales from:
        Americas                            $     32,522    $     25,213    $     20,761
        Europe                                    17,201          15,831          12,556
        Asia Pacific                               7,665           6,032           2,667
                                            ------------    ------------    ------------
            Total                           $     57,388    $     47,076    $     35,984
                                            ============    ============    ============
Identifiable assets in:
        Americas                            $    326,337    $    227,923    $    202,766
        Europe                                   120,571          94,165          97,777
        Asia Pacific                              64,316          46,441          35,899
                                            ------------    ------------    ------------
            Total                           $    511,224    $    368,529    $    336,442
                                            ============    ============    ============

         Revenues by product line for each fiscal year are as follows:

                                                2006            2005            2004
                                            ------------    ------------    ------------
Metalcasting                                $    136,357    $    134,138    $    112,558
Specialty minerals                               118,073          97,046          95,142
Lining technologies                              112,546          94,942          78,688
Oilfield services and waste water                 66,825          45,780          29,950
Drilling products                                 18,878          16,067          12,714
Pet products                                      58,332          60,177          53,288
Building materials                                70,796          58,382          54,550
Transportation                                    50,228          49,708          40,650
Intersegment shipping revenue                    (20,479)        (20,316)        (15,762)
                                            ------------    ------------    ------------
    Total                                   $    611,556    $    535,924    $    461,778
                                            ============    ============    ============

(4) BALANCE SHEET RELATED INFORMATION

     The allowance for doubtful accounts as of and the activity for the years ended December 31 was as follows:

                                                2006            2005            2004
                                            ------------    ------------    ------------
Balance at the beginning of the year        $      2,350    $      4,637    $      3,455
Charged to expense (income)                        1,159            (731)          2,467
Acquisitions                                         459              94               -
Write-offs and currency translation
 adjustments                                          18          (1,650)         (1,285)
                                            ------------    ------------    ------------
Balance at the end of the year              $      3,986    $      2,350    $      4,637
                                            ============    ============    ============

         The above allowance is based on historical bad debt experience, an analysis of aged accounts and a consideration of specific accounts.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         Inventories at December 31 consisted of:

                                                              2006           2005
                                                          ------------   ------------
Crude stockpile inventories                               $     26,390   $     20,833
In-process inventories                                          32,640         25,935
Other raw material, container, and supplies inventories         25,582         28,687
                                                          ------------   ------------
                                                          $     84,612   $     75,455
                                                          ============   ============

         Included within Other raw material, container and supplies inventories in the table above is our reserve for slow moving and obsolete inventory. The balance of this reserve as of and the activity for the years ended December 31 was as follows:

                                                2006            2005            2004
                                            ------------    ------------    ------------
Balance at the beginning of the year        $      1,985    $      1,574    $      1,747
Charged to costs and expenses                      1,022             872             784
Acquisitions                                           -               -             277
Disposals and currency translation
 adjustments                                        (613)           (461)         (1,234)
                                            ------------    ------------    ------------
Balance at the end of the year              $      2,394    $      1,985    $      1,574
                                            ============    ============    ============

         The following table presents our reclamation liability at the end of and changes during each of the years presented:

                                                              2006           2005
                                                          ------------   ------------
Balance at beginning of the year                          $      4,966   $      4,850
Settlement of obligations                                       (1,140)        (1,403)
Liabilities incurred and accretion expense                       1,889          1,519
                                                          ------------   ------------
Balance at the end of the year                            $      5,715   $      4,966
                                                          ============   ============

         Accrued liabilities at December 31 consisted of:

                                                              2006           2005
                                                          ------------   ------------
Accrued severance taxes                                   $      2,022   $      1,419
Accrued employee costs                                           3,852          2,951
Accrued vacation pay                                             2,438          2,077
Accrued bonus                                                    9,366          6,976
Accrued dividends payable                                        4,190          2,978
Accrued warranties                                                 911          1,823
Accrued commissions                                              2,712          2,352
Accrued reclamation costs                                        1,214          1,004
Other                                                           20,727         16,967
                                                          ------------   ------------
                                                          $     47,432   $     38,547
                                                          ============   ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         The following table presents our warranty liability at the end of and changes during each of the years presented:

                                                              2006           2005
                                                          ------------   ------------
Balance at the beginning of the year                      $      1,823   $      2,037
Charged to costs and expenses                                     (274)         1,159
Acquisitions                                                         -              -
Net settlements                                                   (709)        (1,299)
Foreign currency translation                                        71            (74)
                                                          ------------   ------------
Balance at the end of the year                            $        911   $      1,823
                                                          ============   ============

         Accumulated other comprehensive income at December 31 was comprised of the following components:

                                                                                2006            2005
                                                                            ------------    ------------
Cumulative foreign currency translation                                     $     18,734    $      8,947
Minimum pension liability, net of $169 tax benefit in 2005                             -            (303)
Transition obligation on pension plans (net of tax benefit of $2 in 2006)             (4)              -
Prior service cost on pension plans (net of tax benefit of $204 in 2006)            (414)              -
Net actuarial loss on pension plans (net of tax benefit of $817 in 2006)          (1,658)              -
                                                                            ------------    ------------
                                                                            $     16,658    $      8,644
                                                                            ============    ============

(5) PROPERTY, PLANT, EQUIPMENT AND MINERAL RIGHTS AND RESERVES

         Property, plant, equipment and mineral rights and reserves consisted of the following:

                                                                  DECEMBER 31,
                                                          ---------------------------
                                                              2006           2005
                                                          ------------   ------------
Mineral rights and reserves                               $      6,715   $      3,770
Other land                                                      10,713          8,991
Buildings and improvements                                      73,086         63,105
Machinery and equipment                                        221,433        180,181
Construction in progress                                        10,494          9,144
                                                          ------------   ------------
                                                          $    322,441   $    265,191
                                                          ============   ============

         The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements                                            5-45 years
Machinery and equipment                                               1-20 years

         Depreciation and depletion were charged to income as follows:

                                                2006            2005            2004
                                            ------------    ------------    ------------
Depreciation expense                        $     18,682    $     18,197    $     18,895
Depletion expense                                    340             108             149
                                            ------------    ------------    ------------
                                            $     19,022    $     18,305    $     19,044
                                            ============    ============    ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(6) GOODWILL AND INTANGIBLE ASSETS

         The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

                                      MINERALS           ENVIRONMENTAL      OILFIELD SERVICES     CONSOLIDATED
                                  -----------------    -----------------    -----------------   -----------------
Balance at December 31, 2004      $           5,773    $           8,437    $           5,015   $          19,225

Change in goodwill relating to:
  Acquisitions                                1,024                1,318                  314               2,656
  Foreign exchange translation                 (414)                (823)                   -              (1,237)
                                  -----------------    -----------------    -----------------   -----------------
    Total changes                               610                  495                  314               1,419
                                  -----------------    -----------------    -----------------   -----------------
Balance at December 31, 2005                  6,383                8,932                5,329              20,644

Change in goodwill relating to:
  Acquisitions                                6,011                  853               11,067              17,931
  Foreign exchange translation                  616                1,150                    -               1,766
                                  -----------------    -----------------    -----------------   -----------------
    Total changes                             6,627                2,003               11,067              19,697
                                  -----------------    -----------------    -----------------   -----------------
Balance at December 31, 2006      $          13,010    $          10,935    $          16,396   $          40,341
                                  =================    =================    =================   =================

         Annually, we evaluate the goodwill attributable to each reporting unit for impairment. In 2006, we changed this annual testing date to October 1st from December 31st in order for us to complete the required testing prior to our year-end closing activities. This change did not delay, accelerate or avoid an impairment charge. Accordingly, we believe that this accounting change is preferable in our circumstances. This change had no impact on our consolidated financial statements for any period presented. For the years above, we concluded that there was no goodwill impairment. If indicators of impairment are deemed to be present, we would perform an interim impairment test and any resulting impairment loss would be charged to expense in the period identified.

         Intangible assets were as follows:

                                                       DECEMBER 31, 2006                            DECEMBER 31, 2005
                                          -------------------------------------------  -------------------------------------------
                                          GROSS CARRYING  ACCUMULATED    NET CARRYING  GROSS CARRYING  ACCUMULATED    NET CARRYING
                                              VALUE       AMORTIZATION       VALUE         VALUE       AMORTIZATION      VALUE
                                          --------------  ------------   ------------  --------------  ------------   ------------
Intangtibles subject to amortization:
  Trademarks                              $          727  $       (182)  $        545  $          477  $       (108)  $        369
  Patents                                            642          (280)           362             642          (178)           464
  License agreements                               6,250        (5,500)           750           6,250        (4,750)         1,500
  Customer related assets                         22,278          (341)        21,937               -             -              -
  Non-compete agreements                           1,700           (78)         1,622               -             -              -
  Other                                              928          (567)           361             914          (443)           471
                                          --------------  ------------   ------------  --------------  ------------   ------------
  Subtotal                                        32,525        (6,948)        25,577           8,283        (5,479)         2,804

Intangibles not subject to amortization:
  Other                                               34             -             34               -             -              -
  Pension related intangibles                          -             -              -             205             -            205
                                          --------------  ------------   ------------  --------------  ------------   ------------
Total                                     $       32,559  $     (6,948)  $     25,611  $        8,488  $     (5,479)  $      3,009
                                          ==============  ============   ============  ==============  ============   ============

         Intangible assets are being amortized primarily on a straight-line basis over their estimated useful lives of 3 to 20 years. For the years above, there was no impairment related to the intangible assets. Amortization expense on intangible assets for each of the years ending December 31, 2006 and 2005 was $1,469 and $1,253, respectively. We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                     AMOUNT
                                                    --------
2007                                                $  3,294
2008                                                   2,513
2009                                                   2,379
2010                                                   1,850
2011                                                   1,633

(7) INVESTMENTS IN JOINT VENTURES

         Information about our investments in affiliates and joint ventures at December 31, 2006 is as follows:

                                                                                        AMOUNT OF OUR
                                                                                       INVESTMENT LESS
                                                                                       THE UNDERLYING
                                                     OWNERSHIP         ACCOUNTING        NET EQUITY       VALUE AT QUOTED
                                                     INTEREST            POLICY        OF THE INVESTEE     MARKET PRICE
                                                  ---------------    ---------------   ---------------    ---------------
Ashapura Minechem Limited                                      22%    Equity Method    $         2,812    $        42,681
Ashapura Volclay Limited                                       50%    Equity Method                 74                N/A
Volclay Japan Co., Ltd.                                        50%    Equity Method                426                N/A
Egypt Mining & Drilling Co. and
 Egypt Bentonite & Derivatives Co.                             25%    Equity Method                997                N/A
Egypt Nano Bentonite Co.                                       27%    Equity Method                (46)               N/A
Volclay de Mexico, S.A. de C.V.                                49%    Equity Method                (61)               N/A

         Only our investment in Ashapura Minechem Limited is publicly traded on the Bombay Stock Exchange Limited. In 2006, our ownership percentage in this investment experienced a net decrease from 22% to 21% due to the investee's issuance of additional stock offset by additional shares that we purchased. Significant information regarding each investee's financial and operating performance is in the following table.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                              2006           2005
                                                          ------------   ------------
Ashapura Minechem Limited:
  Net Sales                                               $    249,203   $    175,286
  Operating income                                              32,369         16,903
  Affiliate income as reported                                  21,896         11,379

  Current assets                                                78,884         63,906
  Non-current assets                                            54,958         15,332
      Total assets                                             133,842         79,238
  Current liabilities                                           17,071         12,170
  Non-current liabilities                                       36,774         51,534
      Total liabilities                                         53,845         63,704

Ashapura Volclay Limited:
  Net Sales                                                      7,392          6,096
  Operating income                                               2,013          1,731
  Affiliate income as reported                                   1,469          1,146

  Current assets                                                 4,479          3,718
  Non-current assets                                            11,828          8,637
      Total assets                                              16,307         12,355
  Current liabilities                                            1,607          1,746
  Non-current liabilities                                        8,212          5,516
      Total liabilities                                          9,819          7,262

All other affliates and joint ventures:
  Net Sales                                                     29,836         30,617
  Operating income                                               2,277          2,729
  Affiliate income as reported                                   2,090          2,081

  Current assets                                                18,596         20,621
  Non-current assets                                             5,289          3,793
      Total assets                                              23,885         24,414
  Current liabilities                                            8,043         11,867
  Non-current liabilities                                        1,155          1,154
      Total liabilities                                          9,198         13,021

         We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag. However, the amounts for Ashapura Minechem Limited's assets and liabilities in the above table are as at March 31, 2005 for 2005 as this was the latest information available for that fiscal year.

(8) INCOME TAXES

         Total income tax expense (benefit) for the years ended December 31 was comprised of the following:

                                                2006            2005            2004
                                            ------------    ------------    ------------
Continuing operations                       $     10,425    $     11,645    $      4,687
Discontinued operations                             (585)         (5,255)              -
                                            ------------    ------------    ------------
                                            $      9,840    $      6,390    $      4,687
                                            ============    ============    ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         For each of the years ended December 31 in the table below, domestic and foreign components of income from continuing operations before income taxes and equity in income of affiliates and joint ventures are:

                                                2006            2005            2004
                                            ------------    ------------    ------------
Income from continuing operations
  before income taxes and income
  from affiliates and joint ventures:
Domestic                                    $     30,239    $     22,485    $     20,662
Foreign                                           24,429          22,538          14,410
                                            ------------    ------------    ------------
                                            $     54,668    $     45,023    $     35,072
                                            ============    ============    ============

         The components of the provision for income taxes attributable to income from continuing operations before income taxes and income from affiliates and of joint ventures for the years ended December 31 consisted of:

                                                2006            2005            2004
                                            ------------    ------------    ------------
Provision (benefit) for income taxes:
    Federal:
        Current                             $      6,595    $      6,257    $      1,170
        Deferred                                  (3,090)            210             (95)
    State:
        Current                                    1,229           1,719           1,404
        Deferred                                      83             341              (9)
    Foreign:
        Current                                    5,731           1,192           3,890
        Deferred                                    (123)          1,926          (1,673)
                                            ------------    ------------    ------------
                                            $     10,425    $     11,645    $      4,687
                                            ============    ============    ============

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

                                                              2006           2005
                                                          ------------   ------------
Deferred tax assets attributable to:
    Accounts receivable                                   $        537   $        324
    Inventories                                                  2,003          1,734
    Employee benefit plans                                       8,792          6,584
    Intangible assets                                            2,438          2,733
    Accrued liabilities                                          1,030          1,301
    Tax credit carryforwards                                     1,021              -
    Other                                                          991          1,516
                                                          ------------   ------------
      Total deferred tax assets                                 16,812         14,192
Deferred tax liabilities attributable to:
    Plant and equipment                                         (1,395)        (1,793)
    Land and mineral reserves                                   (1,122)        (1,187)
    Joint ventures                                              (2,579)        (1,591)
    Other                                                         (425)        (1,344)
                                                          ------------   ------------
      Total deferred tax liabilities                            (5,521)        (5,915)
                                                          ------------   ------------
      Net deferred tax assets                             $     11,291   $      8,277
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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         The following analysis reconciles the U.S. statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity income of affiliates and joint ventures:

                                                           2006                      2005                      2004
                                                 ------------------------  -----------------------    ----------------------
                                                                 PERCENT                  PERCENT                   PERCENT
                                                                OF PRETAX                OF PRETAX                 OF PRETAX
                                                   AMOUNT        INCOME      AMOUNT       INCOME        AMOUNT      INCOME
                                                 ----------    ----------  ----------   ----------    ----------  ----------
Provision for income taxes at
  U.S. statutory rates                           $   19,133          35.0% $   15,791         35.0%   $   12,275        35.0%
Increase (decrease) in taxes resulting from:
    Percentage depletion                             (3,208)         -5.9%     (2,173)        -4.8%       (1,832)       -5.2%
    State taxes, net of federal benefit                 909           1.7%      1,177          2.6%          913         2.6%
    Foreign tax rates                                (4,031)         -7.4%     (4,308)        -9.5%       (1,445)       -4.1%
    Foreign tax adjustments                               -             -           -            -        (1,119)       -3.2%
    Depletion and research and experimentation
     adjustments                                     (3,667)         -6.7%          -            -        (4,789)      -13.7%
    Dividend pursuant to American Jobs Creation
     Act of 2004                                          -             -         665          1.5%            -           -
    Tax receivable write-off                              -             -       1,448          3.1%            -           -
    Other                                             1,289           2.4%       (955)        -2.0%          684         2.0%
                                                 ----------    ----------  ----------   ----------    ----------  ----------
                                                 $   10,425          19.1% $   11,645         25.9%   $    4,687        13.4%
                                                 ==========    ==========  ==========   ==========    ==========  ==========

Tax on reinvested earnings

         We have not provided for the United States federal income and foreign income withholding taxes on approximately $69,970 of undistributed earnings from international subsidiaries as of December 31, 2006 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

Tax holidays

         We benefit from tax holidays in both Poland and Thailand as a result of our locating and investing in special economic zones in each country. In 2006, these tax holidays resulted in a $1,508 reduction in income tax expense and a $0.05 benefit to diluted earnings per share.

         Our agreement with the Polish tax authorities makes us eligible, based on certain terms and conditions, for a tax holiday exemption for all income tax activities through 2009 and a 50% exemption in 2010, and we have enjoyed tax holidays through 2006. Based on recent events and circumstances, we are evaluating whether we will be able to take advantage of these tax holidays in future years and have not yet concluded on our ability to do so. We continue to seek tax concessions when applicable.

         Our agreement with the Thai tax authorities provides for tax holidays on several investments. The most significant tax exemption is on all income from manufacturing operations (distributed goods are still subject to taxation) related to our initial investment. These initial manufacturing activities were exempt through December 31, 2005 and are taxable at 50% in years 2006 through 2010. We attempt to modify and obtain tax concessions when applicable.

Results of recent IRS audits

         In July 2006, the United States Internal Revenue Service (IRS) concluded its audit of amended tax returns we filed in 2004, resulting in refunds and interest of $12,636, which we collected in September 2006. As a result of the conclusion of this audit, we recognized additional tax benefits which were not recorded in our financial statements prior to July 2006. Specifically, we recorded the following: a benefit from discontinued operations of $585, a reduction to our income tax expense of $3,412, and $661 of general, selling and administrative expense for professional advisor fees that were contingent upon settlement of the amended tax returns.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

NOLs and credit carryforwards

         We have recorded deferred tax assets related to U.S. foreign tax credit carryforwards of approximately $1,021 which expire beginning 2016.

Adoption of FIN 48

         As previously mentioned, the FASB issued FIN 48 in 2006 to clarify the accounting for uncertainty in income taxes. The provisions of FIN 48 are effective for our calendar year beginning January 1, 2007. We are currently evaluating the provisions of FIN 48 and can not yet estimate the impact it will have on our financial statements.

(9) LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                 December 31,
                                                          ---------------------------
                                                              2006           2005
                                                          ------------   ------------
Borrowings under revolving credit agreement               $     98,244   $     25,759
Industrial revenue bond                                          4,800          4,800
Other notes payable                                              9,432          4,279
                                                          ------------   ------------
                                                               112,476         34,838
Less: current portion                                              (28)             -
                                                          ------------   ------------
                                                          $    112,448   $     34,838
                                                          ============   ============

         We have a revolving credit agreement that provides a committed $120,000 revolving line of credit maturing on October 31, 2010. Effective March 9, 2007 we amended this revolving credit agreement to increase the borrowing capacity from $120,000 to $150,000 and extend the maturity to April 1, 2012; all other substantive terms and conditions remained the same. As of December 31, 2006, there was $21,756 in borrowing capacity available under the line of credit. The revolving credit agreement is a multi-currency arrangement that allows us to borrow certain foreign currencies at an adjusted LIBOR rate plus .50% to 1.125%, depending upon the amount of the credit line used and certain capitalization ratios. The facility requires certain covenants to be met, such as specific amounts of net worth, and limits our ability to make additional borrowings and guarantees. We were in compliance with these covenants at December 31, 2006. The borrowings under this revolving credit line at December 31, 2006 carried an average interest rate of 5.85%.

         We also have an uncommitted, short-term credit facility maturing on November 15, 2008 that allows for maximum borrowings of $12,000, of which $6,695 was outstanding as of December 31, 2006 at an interest rate of 6.09%.

         Maturities of long-term debt outstanding at December 31, 2006, were as follows:

                                       2007         2008         2009         2010         2011      THEREAFTER
                                    ----------   ----------   ----------   ----------   ----------   ----------
Borrowings under
    revolving credit agreement      $        -   $        -   $        -   $   98,244   $        -   $        -
Industrial revenue bond and other
    notes payable                           28        6,695            -        2,624           85        4,800
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                    $       28   $    6,695   $        -   $  100,868   $       85   $    4,800
                                    ==========   ==========   ==========   ==========   ==========   ==========

         The estimated fair value of the above borrowings at December 31, 2006, was approximately equal to their carrying amounts based on discounting future cash payments using current market interest rates for loans with similar terms and maturities.

         At December 31, 2006 and 2005, we had outstanding standby letters of credit of approximately $17,700 and $14,200, respectively. These letters of credit typically serve to guarantee the Company's performance of its obligations related to land reclamation and workers' compensation claims. The accompanying consolidated balance sheets as of December 31, 2006 and 2005 include amounts accrued for the estimated costs of obligations related to land reclamation and workers' compensation claims.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(10) ACQUISITIONS

         On November 10, 2006, our subsidiary, CETCO Oilfield Services Company, acquired substantially all of the net assets of Nitrogen Specialty Company, LLC ("NSC") to complement the filtration, well testing and other services that our oilfield segment currently provides. NSC provides nitrogen pumping, nitrogen delivery and other related services in the oil and gas pipeline, petrochemical and refining industries. We purchased the business for $30,736 and have preliminary allocated the purchase price amongst the assets acquired and liabilities assumed as follows:

                                      AT NOVEMBER 10,
                                           2006
                                      ---------------
Cash                                  $            88
Other current assets                            3,373
Property, plant and equipment                   8,450
Intangible assets                              12,500
Goodwill                                        7,120
Other long term assets                              4
                                      ---------------
    Total assets acquired                      31,535
Current liabilities                               799
                                      ---------------
    Total liabilities assumed                     799
                                      ---------------
    Net assets acquired               $        30,736
                                      ===============

         We expect to deduct the full amount of goodwill from taxable income in accordance with tax regulations. The following table shows the intangible assets acquired and the weighted average amortization period for each class of intangible asset acquired:

                                      AT NOVEMBER 10,    AMORTIZATION
                                           2006          PERIOD (YEARS)
                                      ---------------   ---------------
Customer related assets               $        10,700         12
Non-compete agreements                          1,550          3
Trademarks                                        250          4
                                      ---------------
Total                                 $        12,500         11
                                      ===============

         The allocation of the purchase price has not been finalized as we are still determining the fair value of the assets acquired and liabilities assumed. Moreover, $3,706 of additional purchase price could be paid in the future, which would result in additional goodwill, as it is contingent upon the satisfaction of certain representations and warranties made by the former owners. These amounts have been deposited into an escrow account and are reflected as restricted cash, substantially all of which is classified within other assets in our consolidated balance sheet at December 31, 2006.

         Our results of operations for the year ending December 31, 2006 include the results of NSC from the acquisition date. The table below presents our unaudited, pro forma, combined results of operations as if the acquisition of NSC had occurred at the beginning of each year presented. These results are not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor are they necessarily indicative of future results.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                              2006           2005
                                                          ------------   ------------
Net sales                                                 $    624,103   $    546,955
Net income                                                $     51,542   $     41,982
Basic earnings per share                                  $       1.71   $       1.42
Diluted earnings per share                                $       1.66   $       1.36

         In addition, we completed several acquisitions during 2006, 2005 and 2004 which were immaterial to our financial statements. The acquisitions in these years, individually and in aggregate, did not materially affect our operating results or financial position. Summarized information related to these acquisitions is as follows:

                                                2006            2005            2004
                                            ------------    ------------    ------------
Number of acquisitions                                 2               1               2
Net cash paid                               $     31,258    $        527    $     13,333
Goodwill and intangible assets recorded           21,648             628          12,742

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

         Our various currency exposures often offset each other, providing natural hedges against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2006 and 2005, the notional amount and fair value foreign currency contracts outstanding was not material.

         We periodically use interest rate swaps to manage interest rate risk on debt securities. These instruments allow us to change variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2006 and 2005, there were no interest rate swaps outstanding.

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(12) LEASES

         We have several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities, including three domestic facilities which are also sublet to third parties. Total rent expense under operating lease agreements was approximately $5,923, $4,540, and $3,945 in 2006, 2005 and 2004, respectively.

         The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) and related sublease income as of December 31, 2006:

                                        MINIMUM LEASE
                                          PAYMENTS                  SUBLEASE
                            ------------------------------------     RENTAL
                             DOMESTIC     FOREIGN        TOTAL       INCOME
                            ----------   ----------   ----------   ----------
Year ending December 31:
   2007                     $    5,211   $      647   $    5,858   $      535
   2008                          3,616          391        4,007          558
   2009                          1,769          287        2,056          331
   2010                            578          198          776            -
   2011                            307          168          475            -
   Thereafter                      225          118          343            -
                            ----------   ----------   ----------   ----------
Total                       $   11,706   $    1,809   $   13,515   $    1,424
                            ==========   ==========   ==========   ==========

(13) EMPLOYEE BENEFIT PLANS

Defined benefit pension plan

         We have a noncontributory pension plan covering substantially all of our domestic employees for domestic employees hired before January 1, 2004. The benefits are based upon years of service and qualifying compensation. Our funding is calculated using the actuarially determined unit credit cost method. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         The following tables set forth our pension obligations at December 31:

                                                                                           PENSION BENEFITS
                                                                                     ----------------------------
                                                                                         2006            2005
                                                                                     ------------    ------------
Change in benefit obligations:
  Beginning projected benefit obligation                                             $     38,370    $     34,807
  Service cost                                                                              1,738           1,850
  Interest cost                                                                             1,988           1,973
  Plan amendments                                                                             385               -
  Actuarial loss                                                                           (2,528)            748
  Benefits paid                                                                            (1,001)         (1,008)
                                                                                     ------------    ------------
  Ending projected benefit obligation                                                $     38,952    $     38,370

Change in plan assets:
  Beginning fair value                                                               $     29,541    $     26,683
  Actual return                                                                             3,089           3,004
  Company contribution                                                                      1,000             862
  Benefits paid                                                                            (1,001)         (1,008)
                                                                                     ------------    ------------
  Ending fair value                                                                  $     32,629    $     29,541

Funded status of the plan                                                            $     (6,323)   $     (8,829)
Unrecognized actuarial and investment (gain) loss, net                                          -           2,636
Prior service cost                                                                              -             349
                                                                                     ------------    ------------
  Accrued pension cost liability included in the consolidated financial statements   $     (6,323)   $     (5,844)
                                                                                     ============    ============

         Pension cost for each of the following years was comprised of:

                                                      2006            2005            2004
                                                  ------------    ------------    ------------
Service cost - benefits earned during the year    $      1,738    $      1,850    $      1,449
Interest cost on accumulated benefit obligation          1,988           1,973           1,827
Expected return on plan assets                          (2,521)         (2,272)         (1,938)
Net amortization and deferral                               30             (56)           (106)
                                                  ------------    ------------    ------------
Net periodic pension cost                         $      1,235    $      1,495    $      1,232
                                                  ============    ============    ============

         The following table summarizes the assumptions used in determining the pension obligation at December 31:

                                                                      2006            2005
                                                                  ------------    ------------
Discount rate                                                             5.75%           5.25%
Rate of compensation increase                                             5.75%           5.75%
Long-term rate of return                                                  8.25%           8.50%

         Each year, we conduct our valuation of the pension benefit plan as of October 1st. We expect to contribute $1,000 to the Plan in 2007. The accumulated benefit obligation (ABO) was $29,790 and $29,887 at December 31, 2006 and 2005, respectively.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

         Our Plan assets at December 31 for each year below, by asset category, are as follows:

                                                                      2006            2005
                                                                  ------------    ------------
U.S. equity securities                                                      56%             54%
AMCOL International common stock                                             6%              7%
International equity securities                                              7%              5%
Fixed income securities and bonds                                           29%             30%
Other investments                                                            2%              4%

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

         The estimated future benefit payments from the defined benefit plan, reflecting expected future service, as appropriate, are presented in the following table:

                                                                    PER YEAR
                                                                  ------------
2007                                                              $      1,113
2008                                                                     1,239
2009                                                                     1,308
2010                                                                     1,415
2011                                                                     1,539
2012 through 2016                                                       10,726
                                                                  ------------
Total                                                             $     17,340
                                                                  ============

Supplemental pension plan

         In addition to the qualified plan, we sponsor a supplementary pension plan (SERP) that provides benefits in excess of qualified plan limitations for certain employees. The projected benefit obligation for this plan was $6,887 and $7,155 at December 31, 2006 and 2005, respectively. Also, we have invested assets for the benefit of the employees covered by the supplemental pension plan in the event that there is a change in control.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

Adoption of SFAS 158

         As previously mentioned, the FASB issued SFAS 158 in September 2006. This pronouncement requires us to recognize the funded status of our benefit plans as measured by the difference between plan assets at fair value and the projected benefit obligation in the balance sheet. The offset of recognizing the funded status is recorded in accumulated other comprehensive income within stockholders' equity. The following table shows the effect, excluding taxes, of adopting SFAS 158 on our balance sheet at December 31, 2006 by individual balance sheet classification:

                                                                                          CHANGES RESULTING
                                                                          2006 BALANCE:   FROM ADOPTION OF           2006
                                                          2005 BALANCE    PRE-SFAS 158        SFAS 158         ENDING BALANCE
                                                          -------------   -------------   -----------------   -----------------
Qualified plan liability                                  $       5,844   $       6,080   $             243   $           6,323
SERP liability                                            $       3,275   $       4,171   $           2,715   $           6,886
                                                          -------------   -------------   -----------------   -----------------
     Amounts included within other long-term liabilities  $       9,119   $      10,251   $           2,958   $          13,209
                                                          =============   =============   =================   =================

Intangible asset                                          $         204   $           6   $              (6)  $               -
Accumulated other comprehensive income                    $        (472)  $        (135)  $          (2,964)  $          (3,099)

         The following table shows the amounts included within accumulated other comprehensive income as of December 31, 2006 that have not yet been recognized as components of net periodic benefit cost and the amounts expected to be amortized in the next fiscal year:

                                                                            EXPECTED TO BE
                                                           AS OF DECEMBER    AMORTIZED IN
                                                              31, 2006           2007
                                                           --------------   --------------
Unamortized actuarial loss                                 $        2,475   $          107

Prior service cost                                                    618               60

Transition obligation                                                   6                3
                                                           --------------   --------------
Balances included within accumulated other comprehensive
 income, excluding taxes                                   $        3,099   $          170
                                                           ==============   ==============

Defined contribution plan

         Employees hired after December 31, 2003 do not participate in our defined benefit plan. Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee's savings plan equal to 3% of their compensation. Under this defined contribution plan, we made total cash contributions of $505, $312 and $148 into employees' savings accounts in 2006, 2005 and 2004, respectively.

Savings plan

         We also have a savings plan for our U.S. personnel. In 2006, we made a contribution in an amount equal to an employee's contributions up to a maximum of 4% of the employee's annual earnings. Company contributions are made using Company stock purchased in the open market. Our contributions under the savings plan were $1,937 in 2006, $1,529 in 2005 and $1,440 in 2004.

Other

         We also have a deferred compensation plan and a 401(k) restoration plan for our executives.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

(14) STOCK OPTION PLANS

         For purposes of calculating compensation cost, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value calculation included the following weighted average assumptions for grants made in each of the following years:

                                                     2006            2005            2004
                                                 ------------    ------------    ------------
Risk-free interest rate                                   4.6%            3.5%            3.0%
Expected life of option in years                            4               4               5
Expected dividend yield of stock                          1.7%            1.7%            1.5%
Expected volatility of stock price                       43.3%           52.7%           53.3%
Weighted-average fair value of options granted   $      7,610    $      6,143    $      5,333

The 1983, 1987 and 1993 Plans

         We previously granted incentive and nonqualified stock options to our directors, officers and key employees under the 1983 Incentive Stock Option Plan, 1993 Stock Plan and 1987 Nonqualified Stock Option Plan. Options awarded under these plans were granted with an exercise price equal to the fair market value of the underlying common stock at the time of grant. The options expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.

         These plans expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be valid until the individual option grants expire. Changes in options outstanding are summarized as follows:

                                                DECEMBER 31, 2006            DECEMBER 31, 2005            DECEMBER 31, 2004
                                           ---------------------------  ---------------------------  ---------------------------
                                                            WEIGHTED                     WEIGHTED                     WEIGHTED
                                                            AVERAGE                      AVERAGE                      AVERAGE
                                                            EXERCISE                     EXERCISE                     EXERCISE
EXPIRED STOCK OPTION PLANS                    SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
----------------------------------------   ------------   ------------  ------------   ------------  ------------   ------------
Options outstanding at January 1                222,657   $       2.14       472,743   $       2.10       709,279   $       2.07
Exercised                                       (97,903)          2.05      (250,086)          2.06      (236,536)          2.01
Cancelled                                             -              -             -              -             -              -
                                           ------------                 ------------                 ------------
Options outstanding at December 31              124,754           2.21       222,657           2.14       472,743           2.10
                                           ============                 ============                 ============
Options exercisable at December 31              124,754                      222,657                      472,743
                                           ============                 ============                 ============
Shares available for future grant
 at December 31                                       -                            -                            -
                                           ============                 ============                 ============

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

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

Changes in options outstanding are summarized as follows:

                                                DECEMBER 31, 2006            DECEMBER 31, 2005            DECEMBER 31, 2004
                                           ---------------------------  ---------------------------  ---------------------------
                                                            WEIGHTED                     WEIGHTED                     WEIGHTED
                                                            AVERAGE                      AVERAGE                      AVERAGE
                                                            EXERCISE                     EXERCISE                     EXERCISE
1998 LONG-TERM INCENTIVE PLAN                 SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
----------------------------------------   ------------   ------------  ------------   ------------  ------------   ------------
Options outstanding at January 1              1,673,330   $       9.68     1,627,144   $       6.78     1,611,318   $       4.11
Granted                                         292,450          26.02       293,900          20.90       294,650          18.10
Exercised                                      (314,136)          7.80      (247,427)          3.95      (258,491)          2.94
Cancelled                                       (14,895)         16.44          (287)          1.57       (20,333)          7.97
                                           ------------                 ------------                 ------------
Options outstanding at December 31            1,636,749          12.90     1,673,330           9.68     1,627,144           6.78
                                           ============                 ============                 ============
Options exercisable at December 31            1,019,548                      924,673                      826,121
                                           ============                 ============                 ============
Shares available for future grant
 at December 31                                 605,140                      882,695                    1,176,308
                                           ============                 ============                 ============

Restricted Stock

         On May 22, 2003, we awarded 141,000 shares of restricted stock to six officers. Restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the Compensation Committee of the Board of Directors. Restricted stock has the same cash dividend and voting rights as other common stock. The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the period the restrictions lapse. Total compensation expense of $921 related to this grant was recorded over the three year period from the date of grant.

2006 Long-Term Incentive Plan

         On May 11, 2006, our shareholders approved the AMCOL International Corporation 2006 Long-Term Incentive Plan. This plan permits a total of 1,500,000 shares of AMCOL common stock to be awarded to eligible directors and employees through the use of nonqualifed stock options, incentive stock options, restricted stock or restricted stock units, and stock appreciation rights. Different terms and conditions apply to each form of award made under the plan. Awards of stock options have a six year life from the date of grant and vest ratably over a three year period from the date of grant. The Board of Directors may amend the plan at any time. The plan will automatically terminate on May 12, 2016. During 2006, no awards under this plan were granted.

All Stock Option Plans

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

                                        OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                            ------------------------------------------   ---------------------------
                                             WEIGHTED
                                             AVERAGE        WEIGHTED                      WEIGHTED
                               NUMBER       REMAINING       AVERAGE         NUMBER        AVERAGE
                                 OF        CONTRACTUAL      EXERCISE          OF          EXERCISE
RANGE OF EXERCISE PRICES       SHARES       LIFE (YRS).      PRICE          SHARES         PRICE
-------------------------   ------------   ------------   ------------   ------------   ------------
$  1.57  -  $  2.45              377,536           1.62   $       2.02        377,536   $       2.01
$  3.88  -  $  5.67              413,054           3.20           5.04        413,054           5.04
$  5.98  -  $ 18.10              419,583           3.97          13.21        276,779          12.82
$ 20.90  -  $ 20.90              261,880           4.11          20.90         76,933          20.90
$ 26.02  -  $ 26.02              289,450           5.10          26.02              -              -
                            ------------                                 ------------
      Total                    1,761,503           3.49          12.14      1,144,302           6.99
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

(16) QUARTERLY RESULTS (UNAUDITED)

         Unaudited summarized results for each quarter of the last two years are as follows:

                                                              2006 QUARTERS
                                      ------------------------------------------------------------
                                          FIRST          SECOND          THIRD           FOURTH
                                      ------------    ------------    ------------    ------------
Minerals                              $     80,071    $     78,118    $     79,274    $     79,288
Environmental                               40,158          52,718          59,120          51,132
Oilfield services                           14,972          14,141          14,157          18,658
Transportation                              12,471          12,848          13,300          11,609
Intersegment shipping                       (4,908)         (5,124)         (5,679)         (4,768)
                                      ------------    ------------    ------------    ------------
    Net sales                         $    142,764    $    152,701    $    160,172    $    155,919
                                      ============    ============    ============    ============
Minerals                              $     14,892    $     15,648    $     15,771    $     15,376
Environmental                               14,278          17,967          19,817          17,652
Oilfield services                            5,077           4,568           5,067           7,283
Transportation                               1,482           1,512           1,563           1,513
                                      ------------    ------------    ------------    ------------
    Gross profit                      $     35,729    $     39,695    $     42,218    $     41,824
                                      ============    ============    ============    ============
Minerals                              $      8,767    $      9,471    $      9,980    $      8,486
Environmental                                4,786           7,640           8,849           5,476
Oilfield services                            2,945           2,022           2,270           3,824
Transportation                                 683             732             775             682
Corporate                                   (5,134)         (5,037)         (5,466)         (4,363)
                                      ------------    ------------    ------------    ------------
    Operating profit                  $     12,047    $     14,828    $     16,408    $     14,105
                                      ============    ============    ============    ============
Income from continuing operations     $      9,711    $     11,919    $     16,034    $     11,999
                                      ============    ============    ============    ============
Net income                            $      9,711    $     11,919    $     16,619    $     11,999
                                      ============    ============    ============    ============
Basic earnings per share (A)          $       0.33    $       0.40    $       0.56    $       0.40
                                      ============    ============    ============    ============
Diluted earnings per share (A)        $       0.31    $       0.39    $       0.54    $       0.39
                                      ============    ============    ============    ============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

                                                              2005 QUARTERS
                                      ------------------------------------------------------------
                                          FIRST          SECOND          THIRD           FOURTH
                                      ------------    ------------    ------------    ------------
Minerals                              $     73,448    $     74,877    $     74,318    $     73,043
Environmental                               33,872          44,801          49,832          42,639
Oilfield services                            8,432           9,033          11,245          10,992
Transportation                              10,985          12,595          13,224          12,904
Intersegment shipping                       (4,687)         (4,962)         (5,691)         (4,976)
                                      ------------    ------------    ------------    ------------
    Net sales                         $    122,050    $    136,344    $    142,928    $    134,602
                                      ============    ============    ============    ============
Minerals                              $     13,474    $     16,783    $     15,043    $     13,470
Environmental                               12,225          15,316          17,833          14,955
Oilfield services                            2,635           2,933           3,640           3,783
Transportation                               1,346           1,536           1,581           1,470
                                      ------------    ------------    ------------    ------------
    Gross profit                      $     29,680    $     36,568    $     38,097    $     33,678
                                      ============    ============    ============    ============
Minerals                              $      7,795    $     10,665    $      9,799    $      8,243
Environmental                                4,064           6,439           8,441           4,407
Oilfield services                            1,073           1,068           1,677           1,499
Transportation                                 573             720             751             673
Corporate                                   (5,270)         (5,431)         (4,709)         (5,401)
                                      ------------    ------------    ------------    ------------
    Operating profit                  $      8,235    $     13,461    $     15,959    $      9,421
                                      ============    ============    ============    ============
Income from continuing operations     $      6,952    $      9,518    $     11,442    $      8,378
                                      ============    ============    ============    ============
Net income                            $      6,952    $     14,273    $     11,442    $      8,378
                                      ============    ============    ============    ============
Basic earnings per share (A)          $       0.24    $       0.48    $       0.39    $       0.28
                                      ============    ============    ============    ============
Diluted earnings per share (A)        $       0.23    $       0.46    $       0.37    $       0.27
                                      ============    ============    ============    ============

(A) Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007

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

/s/ John Hughes                                                   March 16, 2007
-------------------------------------
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow                                            March 16, 2007
-------------------------------------
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Gary L. Castagna                                              March 16, 2007
-------------------------------------
Gary L. Castagna
Senior Vice President and Chief
Financial Officer; Treasurer and
Chief Accounting Officer

/s/ Arthur Brown                                                  March 16, 2007
-------------------------------------
Arthur Brown
Director

/s/ Daniel P. Casey                                               March 16, 2007
-------------------------------------
Daniel P. Casey
Director

/s/ Jay D. Proops                                                 March 16, 2007
-------------------------------------
Jay D. Proops
Director

/s/ Clarence O. Redman                                            March 16, 2007
-------------------------------------
Clarence O. Redman
Director

/s/ Dale E. Stahl                                                 March 16, 2007
-------------------------------------
Dale E. Stahl
Director

/s/ Audrey L. Weaver                                              March 16, 2007
-------------------------------------
Audrey L. Weaver
Director

/s/ Paul C. Weaver                                                March 16, 2007
-------------------------------------
Paul C. Weaver
Director

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------
3.1       Restated Certificate of Incorporation of the Company (1), as amended
          (2), as amended (3)
3.2       Bylaws of the Company (2)
4         Article Four of the Company's Restated Certificate of Incorporation
          (1), as amended (3)
10.1 Lease Agreement for office space dated September 29, 1986, between the Company and American National Bank and Trust Company of Chicago (4); First Amendment dated June 2, 1994 (5); Second Amendment dated June 2, 1997 (6)
10.2      AMCOL International Corporation 1987 Non-Qualified Stock Option Plan
          (7); as amended (8)
10.3 AMCOL International Corporation Dividend Reinvestment and Stock Purchase Plan (9); as amended (8)
10.4      AMCOL International Corporation 1993 Stock Plan, as amended and restated* (2)
10.5 AMCOL International Corporation 1998 Long-Term Incentive Plan (10), as amended* (11)
10.6      AMCOL International Corporation 2006 Long-Term Incentive Plan* (12)
10.7      AMCOL International Corporation Annual Cash Incentive Plan* (12)
10.8      AMCOL International Corporation Discretionary Cash Incentive Plan*
          (12)
10.9 Employment Agreement effective as of March 24, 2006 by and between Registrant and Gary D. Morrison* (13)
10.10 Employment Agreement effective as of March 24, 2006 by and between Registrant and Gary Castagna* (13)
10.11 Employment Agreement effective as of March 24, 2006 by and between Registrant and Ryan F. McKendrick* (13)
10.12 Employment Agreement effective as of March 24, 2006 by and between Registrant and Lawrence E. Washow* (13)
10.13 A written description of compensation for the Board of Directors of the Company is set forth under the caption "Director Compensation" in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company's shareholders in connection with the Annual Meeting of Shareholders to be held on May 10, 2007, and is hereby incorporated by reference.*
10.14 Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, Wells Fargo Bank, N.A., Bank of America N.A. and the Northern Trust Company dated October 31, 2003 (14), as amended (15)
10.15 Asset Purchase Agreement dated as of November 10, 2006 by and among CETCO Oilfield Services Company and Nitrogen Specialty Company, L.L.C., together with its members (16)
18        Letter regarding change in Accounting Principles
21        AMCOL International Corporation Subsidiary Listing
23.1      Consent of Independent Registered Public Accounting Firm
23.2      Consent of former Independent Registered Public Accounting Firm
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32        Certification of Periodic Financial Report Pursuant to 18 U.S.C.
          Section 1350

----------
    (1) Exhibit is incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
    (2) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
    (3) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
    (4) Exhibit is incorporated by reference to the Registrant's Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
    (5) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
    (6) Exhibit is incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
    (7) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
    (8) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
    (9) Exhibit is incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.
   (10) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
   (11) Exhibit is incorporated by reference to the Registrant's Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
   (12) Exhibit is incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
   (13) Exhibit is incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 29, 2006.
   (14) Exhibit is incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
   (15) Exhibit is incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
   (16) Exhibit is incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 14, 2006.

*Management compensatory plan or arrangement