Form 10-Q
period 2007-03-31
AMCOL INTERNATIONAL CORP
filed 2007-05-08
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2007
                               -------------------------------------------------
                                       or
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   ----------------------------

Commission file number                        0-15661
                        --------------------------------------------------------

                         AMCOL INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        36-0724340
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

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

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at April 23, 2007
-------------------------------------       ------------------------------------
    (Common stock, $.01 par value)                    30,114,686 Shares

                         AMCOL INTERNATIONAL CORPORATION
                                      INDEX



                                                                        Page No.
Part I - Financial Information

Item 1    Financial Statements
          Condensed Consolidated Balance Sheets -
          March 31, 2007 and December 31, 2006                                3

          Condensed Consolidated Statements of Operations -
          three months ended March 31, 2007 and 2006                          5

          Condensed Consolidated Statements of Comprehensive Income -
          three months ended March 31, 2007 and 2006                          6

          Condensed Consolidated Statements of Cash Flows -
          three months ended March 31, 2007 and 2006                          7

          Notes to Condensed Consolidated Financial Statements                8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                15

Item 3    Quantitative and Qualitative Disclosures About Market Risk         24

Item 4    Controls and Procedures                                            24

Part II - Other Information

Item 1A   Risk Factors                                                       25

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        25

Item 6    Exhibits                                                           25

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

Item 1.  Financial Statements

                                                                   March 31,    December 31,
                                     ASSETS                           2007          2006
---------------------------------------------------------------   -----------   -----------
                                                                  (unaudited)         *
  Current assets:
       Cash and cash equivalents                                  $    23,844   $    17,805
       Accounts receivable, net                                       141,850       133,432
       Inventories                                                     87,219        84,612
       Prepaid expenses                                                10,159        10,142
       Deferred income taxes                                            4,551         4,648
       Other                                                              761         1,045
                                                                  -----------   -----------
            Total current assets                                      268,384       251,684
                                                                  -----------   -----------

 Investment in and advances to affiliates and joint ventures           35,512        31,049
                                                                  -----------   -----------


  Property, plant, equipment, and mineral rights and reserves:
       Land and mineral rights                                         17,895        17,428
       Depreciable assets                                             315,787       305,013
                                                                  -----------   -----------
                                                                      333,682       322,441
       Less: accumulated depreciation                                 187,311       181,669
                                                                  -----------   -----------
                                                                      146,371       140,772
                                                                  -----------   -----------
  Other assets:
       Goodwill                                                        50,607        40,341
       Intangible assets, net                                          39,190        25,611
       Deferred income taxes                                            7,999         6,643
       Other assets                                                    17,472        15,124
                                                                  -----------   -----------
                                                                      115,268        87,719
                                                                  -----------   -----------
                                                                  $   565,535   $   511,224
                                                                  ===========   ===========


                                                                    Continued...

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      March 31,    December 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY          2007           2006
                                                     (unaudited)        *
--------------------------------------------------   -----------   -----------
Current liabilities:
    Accounts payable                                 $    28,993   $    26,107
    Accrued income taxes                                   1,298         4,844
    Accrued liabilities                                   40,817        47,432
                                                     -----------   -----------
         Total current liabilities                        71,108        78,383
                                                     -----------   -----------
Long-term debt                                           155,641       112,448
                                                     -----------   -----------
Minority interests in subsidiaries                           276           276
Pension liabilities                                       12,676        13,209
Other liabilities                                         20,415        12,090
                                                     -----------   -----------
                                                          33,367        25,575
                                                     -----------   -----------
Stockholders' equity:
    Common stock                                             320           320
    Additional paid in capital                            77,848        76,686
    Retained earnings                                    226,177       219,690
    Accumulated other comprehensive income                18,148        16,658
                                                     -----------   -----------
                                                         322,493       313,354
Less:
    Treasury stock                                        17,074        18,536
                                                     -----------   -----------
                                                         305,419       294,818
                                                     -----------   -----------
                                                     $   565,535   $   511,224
                                                     ===========   ===========


*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                           Three Months Ended
                                                               March 31,
                                                           2007            2006
-----------------------------------------------------  -----------    -----------
Net sales                                              $   163,728    $   142,764
Cost of sales                                              120,229        107,035
                                                       -----------    -----------
     Gross profit                                           43,499         35,729
General, selling and administrative expenses                28,805         23,682
                                                       -----------    -----------
     Operating profit                                       14,694         12,047
                                                       -----------    -----------
Other income (expense):
     Interest expense, net                                  (1,942)          (477)
     Other, net                                               (167)           212
                                                       -----------    -----------
                                                            (2,109)          (265)
                                                       -----------    -----------
     Income before income taxes and income from
          affiliates and joint ventures                     12,585         11,782
Income tax expense                                           3,311          3,408
                                                       -----------    -----------
     Income before income from affiliates and
          joint ventures                                     9,274          8,374
Income from affiliates and joint ventures                    1,566          1,337
                                                       -----------    -----------
Net income                                             $    10,840    $     9,711
                                                       ===========    ===========

Weighted average common shares outstanding                  30,153         29,774
Weighted average common and common equivalent shares
  outstanding                                               31,017         30,894

Basic earnings per share                               $      0.36    $      0.33

Diluted earnings per share                             $      0.35    $      0.31

Dividends declared per share                           $      0.14    $      0.11


The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                             Three Months Ended
                                                                   March 31,
                                                             2007         2006
-------------------------------------------------------   ----------   ----------
Net income                                                $   10,840   $    9,711
Other comprehensive income (loss):
     Foreign currency translation adjustment                   1,405          931
     Other                                                        85           --
                                                          ----------   ----------
Comprehensive income                                      $   12,330   $   10,642
                                                          ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Three Months Ended
                                                                            March 31,
                                                                       2007           2006
----------------------------------------------------------------   -----------    -----------
Cash flow from operating activities:
   Net income                                                      $    10,840    $     9,711
   Adjustments to reconcile from net income to net cash
   provided by (used in) operating activities:
      Depreciation, depletion, and amortization                          6,714          4,907
      Changes in assets and liabilities, net of effects
           of acquisitions:
          Decrease (increase) in current assets                         (7,091)        (7,873)
          Decrease (increase) in noncurrent assets                        (954)        (2,610)
          Increase (decrease) in current liabilities                    (6,634)        (7,946)
          Increase (decrease) in noncurrent liabilities                   (133)          (276)
           Other                                                         3,513            (10)
                                                                   -----------    -----------
             Net cash provided by (used in) operating activities         6,255         (4,097)
                                                                   -----------    -----------
Cash flow from investing activities:
   Capital expenditures                                                (10,876)        (9,311)
   Acquisitions, net of cash                                           (27,204)        (1,289)
   Investments in and advances to affiliates and joint
      ventures                                                          (2,466)          (110)
   Investments in restricted cash                                         (957)            --
   Other                                                                   489            272
                                                                   -----------    -----------
             Net cash used in investing activities                     (41,014)        10,438)
                                                                   -----------    -----------
Cash flow from financing activities:
   Net change in outstanding debt                                       42,800         12,491
   Proceeds from sales of treasury stock                                   886          1,513
   Purchases of treasury stock                                              --         (1,119)
   Dividends declared                                                   (4,204)        (3,291)
   Excess tax benefits from stock-based compensation                       927          1,650
                                                                   -----------    -----------
             Net cash provided by (used in) financing activities        40,409         11,244
                                                                   -----------    -----------
Effect of foreign currency rate changes on cash                            389            743
                                                                   -----------    -----------
Net increase (decrease) in cash and cash equivalents                     6,039         (2,548)
                                                                   -----------    -----------
Cash and cash equivalents at beginning of period                        17,805         15,997
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $    23,844    $    13,449
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

                                                        Three Months Ended
                                                             March 31,
                                                         2007         2006
----------------------------------------------------  ---------    ---------
Minerals                                                     52%          56%
Environmental                                                30%          28%
Oilfield services                                            13%          10%
Transportation                                                7%           9%
Intersegment shipping                                        -2%          -3%
                                                      ---------    ---------
                                                            100%         100%
                                                      =========    =========

      Further discussion of segment information is included in Note 4, "Business Segment Information."

Basis of Presentation

      The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2006, is unaudited. The condensed consolidated balance sheet as of December 31, 2006 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2006. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2007 and 2006, and the financial position of the Company as of March 31, 2007, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

                                                                            Three Months Ended
                                                                                March 31,
                                                                            2007          2006
-------------------------------------------------------------------     -----------   -----------
Weighted average number of common shares outstanding                     30,152,857    29,773,953
Dilutive impact of stock options                                            863,954     1,120,281
                                                                        -----------   -----------
Weighted average number of common and common equivalent
   shares for the period                                                 31,016,811    30,894,234
                                                                        ===========   ===========
Number of common shares outstanding at the end of the period             30,100,384    29,933,271
                                                                        ===========   ===========
  Weighted average number of anti-dilutive shares excluded from the
       computation of diluted earnings per share                            187,388       146,225
                                                                        ===========   ===========

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

Note 3: ADDITIONAL BALANCE SHEET INFORMATION

      Inventories at March 31, 2007 have been valued using the same methods as at December 31, 2006. Our inventories are comprised of the following components:


                                                            March 31,   December 31,
                                                              2007          2006
-------------------------------------------------------   -----------   -----------
Crude stockpile inventories                               $    22,412   $    26,390
In-process inventories                                         36,432        32,640
Other raw material, container, and supplies inventories        28,375        25,582
                                                          -----------   -----------
                                                          $    87,219   $    84,612
                                                          ===========   ===========

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

                                              Three Months Ended
                                                    March 31,
                                                      2007
------------------------------------------   --------------------
Balance at beginning of period               $              5,715
Settlement of obligations                                    (399)
Liabilities incurred and accretion expense                    626
                                             --------------------
Balance at end of period                     $              5,942
                                             ====================

      A reconciliation of the activity within our accrued warranty obligation is as follows:

                                  Three Months Ended
                                        March 31,
                                          2007
------------------------------   --------------------
Balance at beginning of period   $                911
Charged to costs and expenses                     113
Net settlements                                  (160)
Foreign currency translation                        1
                                 --------------------
Balance at end of period         $                865
                                 ====================

Note 4:  BUSINESS SEGMENT INFORMATION

      As previously mentioned, we operate in five business segments. We identify segments based on management responsibility and the nature of the business activities of each component of the Company. We measure segment performance based on operating profit, which is defined as net sales less cost of sales and general, selling and administrative expenses related to a segment's operations. The costs deducted to arrive at operating profit do not include interest or income taxes. Segment assets are those assets used in the operations of that segment. Corporate assets include cash and cash equivalents, corporate leasehold improvements, and other miscellaneous equipment.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

      Effective beginning in the first quarter of 2007, we included our nanocomposite business within the Minerals segment. Those expenses were previously included within the Corporate segment. The 2006 segment results also reflect the change in reporting. Operating results and profit margins for both reporting periods were not materially impacted by the change.

      The following summaries set forth certain financial information by business segment:

                                                 Three Months Ended
                                                       March 31,
                                                2007             2006
----------------------------------------   -------------    -------------
Net sales:
     Minerals                              $      85,813    $      80,071
     Environmental                                48,698           40,158
     Oilfield services                            21,964           14,972
     Transportation                               10,893           12,471
     Intersegment shipping                        (3,640)          (4,908)
                                           -------------    -------------
                    Total                  $     163,728    $     142,764
                                           =============    =============
Operating profit (loss):
     Minerals                              $       9,257    $       7,888
     Environmental                                 6,243            4,786
     Oilfield services                             3,166            2,945
     Transportation                                  540              683
     Corporate                                    (4,512)          (4,255)
                                           -------------    -------------
                    Total                  $      14,694    $      12,047
                                           =============    =============

                                           As of Mar. 31,   As of Dec. 31,
                                                2007             2006
----------------------------------------   -------------    -------------
Assets:
     Minerals                              $     271,250    $     245,417
     Environmental                               166,868          145,884
     Oilfield services                            86,985           84,917
     Transportation                                3,871            3,722
     Corporate                                    36,561           31,284
                                           -------------    -------------
                    Total                  $     565,535    $     511,224
                                           =============    =============

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

Note 5:  EMPLOYEE BENEFIT PLANS

      Our net periodic benefit cost for our defined benefit pension plan was as follows:

                                              Three Months Ended
                                                   March 31,
                                               2007          2006
----------------------------------------   ----------    ----------
Service cost                               $      415    $      434
Interest cost                                     552           497
Expected return on plan assets                   (674)         (630)
Amortization of prior service cost                 17             8
                                           ----------    ----------
Net periodic benefit cost                  $      310    $      309
                                           ==========    ==========

      We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 that we expected to contribute $1,000 to our pension plan in 2007. That full contribution was made in the first quarter of 2007.


Note 6:  INCOME TAXES

      Our effective tax rate for the three months ended March 31, 2007 was 26.3%, which differs from the U.S. Federal statutory rate of 35% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries. Additionally, the 26.3% includes an increase to income tax expense of $143 for changes in estimates related to provision to return differences. Excluding the $143, the effective tax rate would have been 25.2%.

      Our effective tax rate for the three months ended March 31, 2006 was 28.9%, which varies from the U.S. Federal statutory rate of 35% for the same depletion and foreign tax rates mentioned above. Additionally, the 28.9% includes an increase to income tax expense of $157 for changes in estimates related to provision to return differences. Excluding the $157, the effective tax rate would have been 27.7%.

      In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service ("IRS") has examined our U.S. federal income tax returns for all years through 2002.

      Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). Our adoption of FIN 48 resulted in a $252 decrease in retained earnings and an increase to income taxes payable of $2,065 due to additional deferred tax assets of $1,876 and additional income tax receivables of $189. In addition, we reclassified $4,379 of income tax liabilities from current liabilities to non-current liabilities as we do not anticipate settling these liabilities within the next twelve months.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

      At January 1, 2007, our worldwide liability for uncertain tax positions was $4,846. Unrecognized tax benefits of $2,778 would affect our effective tax rate if recognized. There were no significant changes in components of the liability in the three months ending March 31, 2007.

      We record penalties and interest relating to uncertain tax positions in the income tax expense line item within our consolidated statement of operations. At January 1, 2007, approximately $2,064 was included in the liability for uncertain tax positions for the possible payment of interest and penalties.

      Approximately $1,575 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months. Of this amount, $754 could have an impact on our effective tax rate.

Note 7:  ACQUISITIONS

      We made payments of $1,531 in the three months ended March 31, 2007 to former owners of businesses we acquired pursuant to contingent payment arrangements associated with those acquisitions. These payments had the effect of increasing the amount of goodwill by $313 and decreasing accrued liabilities by $1,218.

      In January 2007, our Environmental segment acquired the business assets of LBI Techonologies, Inc., whose product, Liquid Boot (R), is a spray-applied, asphalt based coating used under slabs and / or backfilled walls as part of a barrier system to prevent the intrusion of gas or organic vapors into occupied structures or buildings. We paid approximately $17,738 for the business and recognized $6,352 of goodwill and $8,570 of intangible assets. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed. The acquisition agreement provides for contingent consideration which, if the consideration is recognized, would result in additional goodwill.

      In March 2007, our Minerals segment acquired the Microsponge (R) technology and all related assets, including an existing customer base and patent portfolio. Microsponge (R) is a system of biologically inert particles that is used to deliver active ingredients in dermatological products such as lotions and ointments. We paid approximately $7,970 for the business and recognized $6,000 of goodwill and $4,119 of intangible assets for this acquisition as of March 31, 2007. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed. The acquisition agreement provides for contingent consideration which, if the consideration is recognized, would result in additional goodwill.

Note 8:  DEBT

      On March 9, 2007, we amended our revolving credit agreement to increase the borrowing capacity from $120,000 to $150,000 and extend the maturity to April 1, 2012; all other substantive terms and conditions remained the same.

                AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
               (In thousands, except share and per share amounts)

      On April 2, 2007, we issued and sold $75,000 of senior notes (the "Notes") to a qualified institutional buyer which are payable at maturity on April 2, 2017, subject to certain acceleration features upon default. The Notes are comprised of (a) $45,000 aggregate principal amount of Series 2007-A Adjustable Fixed Rate Guaranteed Senior Notes, Tranche 1, due April 2, 2017 (the "Tranche 1" notes) and (b) $30,000 aggregate principal amount of Series 2007-A Adjustable Floating Rate Guaranteed Senior Notes, Tranche 2 (the "Tranche 2" notes). Tranche 1 bears interest at 5.78%, payable semi-annually in arrears on April 2nd and October 2nd of each year, beginning October 2, 2007. Tranche 2 bears interest at an annual rate of 0.55% plus LIBOR in effect from time to time, adjusted quarterly, and is payable in arrears beginning July 2, 2007. No amounts relating to these Notes are reflected in our financial statements as of March 31, 2007.

      In conjunction with the issuance of the Notes, we also entered into an interest rate swap agreement with Wells Fargo Bank, N.A. (the "Interest Rate Swap Agreement") which has the effect of converting the Tranche 2 floating interest rate into a fixed rate of 5.6% per annum over the term of the Tranche 2 notes. No amounts regarding the Interest Rate Swap Agreement are reflected in the financial statements as of March 31, 2007.

Note 9:  CONTINGENCIES

      We are party to a number of lawsuits arising in the normal course of business. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      From time to time, certain statements we make, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth and levels of capital expenditures. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following: actual performance in our various markets; conditions in the metalcasting and construction industries; operating costs; competition; currency exchange rates and devaluations; delays in development, production and marketing of new products; integration of acquired businesses; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission. We undertake no duty to update any forward looking statements to actual results or changes in our expectations.

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

      Our customers are engaged in various end-markets and geographies. Customers in the Minerals segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat box filler, cosmetics and detergents. The customers for our Environmental segments' lining technologies and building materials products are predominantly engineering contractors. The Oilfield services customer base is primarily comprised of oil service or exploration companies. A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence. A majority of our business is performed under short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

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

            o Globalization: We have expanded our manufacturing and marketing organizations into European and Asia-Pacific regions over the last 40 years. This operating experience enables us to expand further into emerging markets. We see significant opportunities in the Asia-Pacific region for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow. We expect to take advantage of these growth areas either through our wholly owned subsidiaries or investments in affiliates and joint ventures.

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

      A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them. We describe certain risks under "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" within our Annual Report on Form 10-K for the year ended December 31, 2006. In general, the significance of these risks has not materially changed over the past year.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain. As a result, actual results could differ from these estimates. For more information on our critical accounting policies, one should also read our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Three months ended March 31, 2007 vs. March 31, 2006

Results of operations (in millions):

Net sales:                          2007        2006      % Change
                                 ---------   ---------   ---------
                                $   163.7   $   142.8          15%

      Net sales from base businesses (those operations owned for greater than one year) accounted for approximately 18% of the growth, or 2.7 percentage points, over the prior year period. Acquisitions and foreign exchange contributed 60% and 22% of the growth, respectively. On an operating segment basis, the Environmental segment contributed approximately 41% of the growth while the Minerals and Oilfield services segments contributed 27% and 33% of the growth, respectively. The Transportation segment accounted for a 1% decline in sales over the 2006 period.

Gross profit:                       2007         2006       % Change
                                 ---------    ---------    ---------
                                 $    43.5    $    35.7           22%
                  Margin              26.6%        25.0%         N/A

      Increased sales were responsible for the increase in gross profit in the period. Gross margin improved by 160 basis points due to favorable segment sales distribution. Our higher growth segments, Environmental and Oilfield Services, have the highest gross margins.

General, selling &
administrative expenses:            2007        2006        % Change
                                 ---------    ---------    ---------
                                 $    28.8    $    23.7           22%

      The Oilfield Services segment accounted for approximately one-half of the increase over the 2006 period principally due to amortization of intangible assets and personnel-related costs. The amortization expense was associated with acquisitions completed in the second half of 2006. Operating expenses associated with acquired businesses also led to the increase in the Minerals and Environmental segments; our Environmental segment also experienced increased personnel and sales related expenses.

Operating profit:                   2007         2006       % Change
                                 ---------    ---------    ---------
                                 $    14.7    $    12.0           22%
                  Margin               9.0%         8.4%         N/A

      Operating profit increased with the higher gross profit reported in the 2007 period. The 60 basis point increase in operating margin reflected greater contribution by the Environmental and Oilfield Services segments which have the highest operating margins.

Interest expense, net:              2007        2006        % Change
                                 ---------    ---------    ---------
                                 $     1.9    $     0.5          307%

      Interest expense in the current-year quarter increased due both to greater average long-term debt compared with the prior-year period and increased interest rates. The increase in long-term debt was attributed to increased capital expenditures, acquisitions and working capital funding in the current-year period. The majority of our long-term debt has a variable rate of interest which is primarily influenced by the changes in LIBOR.

Other income / (expense):           2007         2006       % Change
                                 ---------    ---------    ---------
                                 $    (0.2)   $     0.2          N/A

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

Income tax expense:                 2007         2006       % Change
                                 ---------    ---------    ---------
                                 $     3.3    $     3.4           (3%)
         Effective tax rate           26.3%        28.9%         N/A

      Our effective tax rate in both reporting periods continues to differ from the U.S. Federal statutory 35% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates. The 2006 quarter included additional expense for adjustments related to previously recorded tax liabilities.

Income from affiliates              2007        2006        % Change
                                 ---------    ---------    ---------
  & joint ventures               $     1.6    $     1.3          17%

      Our India-based investments contributed the increase in income from joint ventures and affiliates in the current period. Those investments also accounted for a large majority of the income reported in both periods.

Net income                          2007         2006       % Change
                                 ---------    ---------    ---------
                                 $    10.8    $     9.7           12%
                  Margin               6.6%         6.8%         N/A

      Current-period net income improved due to higher operating profit and a lower effective tax rate.

Diluted earnings per share:         2007        2006        % Change
                                 ---------    ---------    ---------
                                 $    0.35    $    0.31          13%

      Earnings per share improved commensurate with greater net income. Weighted average common and common equivalent shares outstanding remained relatively constant compared to the 2006 period.

Segment analysis:

      Following is a review of operating results for each of our five reporting segments:


          Minerals                                Three Months Ended March 31,
                                    2007                      2006                     2007 vs. 2006
                                                    (Dollars in Thousands)
-------------------------  ------------------------------------------------------------------------------
Net sales                  $   85,813        100.0%   $   80,071        100.0%   $    5,742          7.2%
Cost of sales                  69,014         80.4%       65,179         81.4%
                           ----------   ----------    ----------   ----------
  Gross profit                 16,799         19.6%       14,892         18.6%        1,907         12.8%
General, selling and
 administrative expenses        7,542          8.8%        7,004          8.7%          538          7.7%
                           ----------   ----------    ----------   ----------    ----------
  Operating profit              9,257         10.8%        7,888          9.9%        1,369         17.4%


      Base businesses, on a constant currency basis, declined by 5% from the prior-year period. Lower sales volume in the domestic metalcasting market accounted for reduced base business revenue offsetting higher sales in the specialty minerals and pet products areas. An acquisition and favorable exchange rates accounted for approximately 71% and 34% of sales growth, respectively. The acquired business was purchased in October 2006 and is a part of our metalcasting product line. Favorable exchange rates provided the growth due to strengthening of the British Pound and Asian currencies against the US dollar.

      Gross profit margin improved by 100 basis points due to favorable product mix. Higher transportation, energy and raw material costs negatively impacted the 2006 period more so than the current-year quarter.

      General, selling and administrative expenses increased mainly due to amortization related to intangible assets. Those assets were recorded as part of the purchase accounting for the acquisition of a metalcasting business in October 2006.

      Operating margin improved by 90 basis points over the 2006 period in conjunction with the gross margin improvement.

      Effective beginning in the first quarter of 2007, we included our nanocomposite business within the Minerals segment. Those expenses were previously included within the Corporate segment. The 2006 segment results also reflect the change in reporting. Operating results and profit margins for both reporting periods were not materially impacted by the change.


       Environmental                                     Three Months Ended March 31,
                                         2007                       2006                  2007 vs. 2006
                                                          (Dollars in Thousands)
---------------------------   -----------------------------------------------------------------------------
Net sales                     $   48,698        100.0%   $   40,158        100.0%   $    8,540         21.3%
Cost of sales                     31,163         64.0%       25,879         64.4%
                              ----------   ----------    ----------   ----------
  Gross profit                    17,535         36.0%       14,279         35.6%        3,256         22.8%
General, selling and
    administrative expenses       11,292         23.2%        9,493         23.6%        1,799         19.0%
                              ----------   ----------    ----------   ----------    ----------
  Operating profit                 6,243         12.8%        4,786         12.0%        1,457         30.4%


      Base businesses, on a constant currency basis, accounted for approximately 53% of the growth over the prior-year period. Acquired businesses and favorable foreign currencies contributed 21% and 26%, respectively, to the growth in sales. Relative strengthening of the Polish Zloty, British Pound and the Asian currencies against the US dollar led to the foreign currency-based growth.

      On a product line basis, higher building materials shipments throughout Europe represented the largest improvement in base business sales. Lining technologies sales increased primarily due to contracting services revenues.

      Gross profit improved in conjunction with sales. The 40 basis point improvement in gross margin was due to product mix and lower manufacturing costs in the U.S. operations.

      G, S & A increased due to additional expenses associated with acquired businesses and higher personnel-related costs. Operating margin improved by 80 basis points due to the expanded gross margin and a lower relative increase in G, S & A expenses in the current-year quarter.


    Oilfield Services                                  Three Months Ended March 31,
                                        2007                        2006                  2007 vs. 2006
                                                          (Dollars in Thousands)
---------------------------   -----------------------------------------------------------------------------
Net sales                     $   21,964        100.0%   $   14,972        100.0%   $    6,992         46.7%
Cost of sales                     14,077         64.1%        9,896         66.1%
                              ----------   ----------    ----------   ----------
  Gross profit                     7,887         35.9%        5,076         33.9%        2,811         55.4%
General, selling and
    administrative expenses        4,721         21.5%        2,131         14.2%        2,590        121.5%
                              ----------   ----------    ----------   ----------    ----------
  Operating profit                 3,166         14.4%        2,945         19.7%          221          7.5%


      Acquired businesses represented approximately 91% of the growth in revenues. Base business revenues and favorable foreign currency translation equally contributed the remainder of the growth over the 2006 quarter. Base business growth was suppressed by a slowdown in filtration and pipeline service activity late in the quarter. On a regional basis, domestic markets saw a large majority of the increased business activity. Additionally, the prior-year quarter benefited from pipeline filtration services for customers with operations in the Gulf of Mexico after damage inflicted by hurricanes in 2005.

      Gross margin improved by 200 basis points primarily due to revenue mix. The two acquired businesses - Nitrogen Services and Rental Tools and Equipment - both generate higher margins than our base businesses.

      G, S&A expenses increased due to amortization and operating expenses associated with acquired businesses as well as higher personnel-related costs. Operating margin declined 530 basis points due to the high relative increase in G, S & A expenses over the prior-year period.


    Transportation                                    Three Months Ended March 31,
                                      2007                       2006                   2007 vs. 2006
                                                        (Dollars in Thousands)
-------------------------   ------------------------------------------------------------------------------
Net sales                   $   10,893        100.0%   $   12,471        100.0%   $   (1,578)       -12.7%
Cost of sales                    9,615         88.3%       10,989         88.1%
                            ----------   ----------    ----------   ----------
  Gross profit                   1,278         11.7%        1,482         11.9%         (204)       -13.8%
General, selling and
  administrative expenses          738          6.8%          799          6.4%          (61)        -7.6%
                            ----------   ----------    ----------   ----------    ----------
Operating profit                   540          4.9%          683          5.5%         (143)       -20.9%


      Traffic levels declined in the current-year quarter. Transportation services for the Environmental segment primarily led to the decline. Pricing was relatively constant compared with the prior-year period. Gross profit and margins were negatively impacted by the lower traffic levels. G, S & A spending declined over the 2006 quarter in several categories.

     Corporate                          Three Months Ended March 31,
                                2007           2006           2007 vs. 2006
                                            (Dollars in Thousands)
------------------------   -----------------------------------------------------
Intersegment
  shipping sales            $   (3,640)   $   (4,908)
Intersegment
  shipping costs                (3,640)       (4,908)
                            ----------    ----------
  Gross profit                      --            --
Corporate general,
  selling and
  administrative
  expenses                       4,512         4,255           257          6.0%
                            ----------    ----------
Operating loss                   4,512         4,255           257          6.0%

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

      Corporate G, S & A expenses increased primarily due to greater professional fees.

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

                                                          Three Months Ended
                       Cash Flows                              March 31,
                     ($ in millions)                      2007          2006
---------------------------------------------------   ----------    ----------
Net cash provided by (used in) operating activities   $      6.3    $     (4.1)
Net cash provided by (used in) investing activities   $    (41.0)   $    (10.4)
Net cash provided by (used in) financing activities   $     40.4    $     11.2

      Cash flows from operating activities improved largely due to higher current-year net income, non-cash charges such as depreciation and amortization, and less of an increase in working capital needs. Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern will continue for the remainder of 2007.

      Cash flows used in investing activities increased in the 2007 period due to acquisitions. We acquired two businesses in the current-year period, Liquid Boot Technologies, included in our Environmental segment, and the Microsponge(R) business of Cardinal Health Care Company, included in our Minerals segment. Capital expenditures totaled $10.9 million for the 2007 period compared with $9.3 million in the prior-year period. Expenditures related to Corporate segment projects accounted for the increase. Capital expenditures for 2007 are estimated to be in the range of $35 million to $40 million. Investments and advances to affiliates and joint ventures increased primarily due to funding for a new investment in Antwerp, Belgium. The venture, in which we own 50% of the shares, will be engaged in processing, marketing and selling specialty minerals to the European market. Our partner is Ashapura Minechem Limited, an industrial minerals company based in India, in which we own approximately 21% of the outstanding shares.

      Cash flows provided by financing activities increased in the 2007 period primarily due to additional debt borrowings to fund acquisitions. We filed a current reports, on Form 8-K, in March 2007 which described principal terms of a new bank credit agreement. The agreement increased our borrowing capability to $150 million and extended the term to April 2, 2012. Financial covenants and interest rate pricing remained the same as the prior agreement. We also filed a current report, on form 8-K, in April 2007 describing our $75 million private debt placement with Metlife Insurance Company. The debt is payable in a lump-sum on April 2, 2017. The purpose of the transaction was to fix the interest cost of a portion of our debt. The proceeds from the placement were used to pay an equivalent amount of revolving credit notes outstanding under the bank credit facility mentioned above. We also entered into an interest rate swap agreement with Wells Fargo Bank to convert the variable interest rate on $30 million of the private placement debt into a fixed interest rate.

      Dividends declared increased to $0.14 per share from $0.11 per share in the prior- year quarter, consequently increasing the financing needs this year. We did not repurchase any shares of our stock on the open market in the first quarter of this year. As of March 31, 2007, we have $15 million of funds available to repurchase shares. Our Board of Directors authorized these funds on November 10, 2006; the authorization will expire on November 10, 2008.

                                             As at
     Financial Position             March 31,    December 31,
      ($ in millions)                 2007           2006
-------------------------------   ------------   ------------
Working capital                   $      197.3   $      173.3
Goodwill & intangible assets      $       89.8   $       66.0
Total assets                      $      565.5   $      511.2

Long-term debt                    $      155.6   $      112.4
Other long-term obligations       $       33.4   $       25.6
Stockholder's equity              $      305.4   $      294.8

      Working capital at March 31, 2007, increased over the amount at December 31, 2006 due to an increase in accounts receivable commensurate with the growth in sales. Current ratio was 3.8-to-1 and 3.2-to-1 at March 31, 2007, and December 31, 2006, respectively.

      Long-term debt increased commensurate with funding of the aforementioned acquisitions, greater working capital requirements and funding of capital expenditures. Consequently, long-term debt relative to total capitalization rose to 34% at March 31, 2007, compared with 28% at December 31, 2006. As described above, we renegotiated the bank credit agreement in the first quarter of 2007. We have approximately $81 million of borrowing capacity available from our revolving credit facility. We are in compliance with financial covenants related to the revolving credit facility as of March 31, 2007.

      We have evaluated the funding requirements of our defined benefit pension plan following passage of the Pension Reform Act of 2006. At this time, we do not anticipate any material funding requirement for our plan as a consequence of the Act.

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

Contractual Obligations and Off-Balance Sheet Arrangements (in millions)

      Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 discloses our contractual obligations and off-balance sheet arrangements. Other than the increase in our long-term bank debt as disclosed in our condensed consolidated financial statements herein and the contribution to our defined benefit plan as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements within this Form 10-Q, there were no material changes in our contractual obligations and off-balance sheet arrangements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

      There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II - OTHER INFORMATION

Item 1A: Risk Factors

      Information regarding risk factors appears in Part 1, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors disclosed therein.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

      In 2006, the Board of Directors announced a program to repurchase up to $15 million of our outstanding stock; this authorization expires November 10, 2008. We did not repurchase any stock in the three months ending March 31, 2007 and the full $15 million remains available.

Item 6:  Exhibits

Exhibit
Number

10.1 Additional Guarantor Supplement dated March 8, 2007, by CETCO Oilfield Services Company (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K Filed March 13, 2007)
10.2 Second Amendment to Credit Agreement dated as of March 9, 2007 among AMCOL International Corporation; CETCO Europe, Ltd.; AMCOL Minerals Europe, Ltd. (f/k/a Colin Steward Minchem Limited); CETCO Poland SP. Z.O.O; Volclay Pty. Ltd.; Ameri-Co Logistics, Inc.; American Colloid Company; Colloid Environmental Technologies Company; AMCOL Specialties Holdings, Inc.; CETCO Oilfield Services Company; Harris N.A.; Wells Fargo Bank, N.A.; Bank of America, N.A.; and The Northern Trust Company (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed March 13, 2007)
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32       Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350*
* Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMCOL INTERNATIONAL CORPORATION

Date:   May 8, 2007                 /s/ Lawrence E. Washow
                                           Lawrence E. Washow
                                           President and Chief Executive Officer

Date:   May 8, 2007                 /s/ Gary L. Castagna
                                           Gary L. Castagna
                                           Senior Vice President and Chief
                                           Financial Officer and Principal
                                           Accounting Officer

                                INDEX TO EXHIBITS

10.1 Additional Guarantor Supplement dated March 8, 2007, by CETCO Oilfield Services Company (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K Filed March 13, 2007)
10.2 Second Amendment to Credit Agreement dated as of March 9, 2007 among AMCOL International Corporation; CETCO Europe, Ltd.; AMCOL Minerals Europe, Ltd. (f/k/a Colin Steward Minchem Limited); CETCO Poland SP. Z.O.O; Volclay Pty. Ltd.; Ameri-Co Logistics, Inc.; American Colloid Company; Colloid Environmental Technologies Company; AMCOL Specialties Holdings, Inc.; CETCO Oilfield Services Company; Harris N.A.; Wells Fargo Bank, N.A.; Bank of America, N.A.; and The Northern Trust Company (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed March 13, 2007)
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32       Certification of Periodic Financial Report Pursuant to 18 U.S.C.
         Section 1350*
* Filed herewith.