Form 10-Q
period 2007-06-30
AMCOL INTERNATIONAL CORP
filed 2007-08-09
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 31, 2007
(Common stock, $.01 par value)	29,955,009 Shares

AMCOL INTERNATIONAL CORPORATION

INDEX

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1. Financial Statements

	June 30,	December 31,
	2007	2006
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$25,172	$17,805
Accounts receivable, net	152,909	133,432
Inventories	90,541	84,612
Prepaid expenses	12,648	10,142
Deferred income taxes	4,793	4,648
Other	2,006	1,045
Total current assets	288,069	251,684
Investment in and advances to affiliates and joint ventures	39,416	31,049

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	17,170	17,428
Depreciable assets	323,650	305,013

	340,820	322,441
Less: accumulated depreciation	185,521	181,669
	155,299	140,772
Other assets:
Goodwill	51,993	40,341
Intangible assets, net	43,181	25,611
Deferred income taxes	8,748	6,643
Other assets	17,969	15,124
	121,891	87,719
	$604,675	$511,224

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,514	$26,107
Accrued income taxes	1,896	4,844
Accrued liabilities	44,496	47,432

Total current liabilities	86,906	78,383

Long-term debt	168,237	112,448

Minority interests in subsidiaries	276	276
Pension liabilities	13,056	13,209
Other liabilities	21,486	12,090

	34,818	25,575
Stockholders’ equity:
Common stock	320	320
Additional paid in capital	78,521	76,686
Retained earnings	236,853	219,690
Accumulated other comprehensive income	21,365	16,658

	337,059	313,354
Less:
Treasury stock	22,345	18,536

	314,714	294,818
	$604,675	$511,224

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$346,182	$295,465	$182,454	$152,701
Cost of sales	252,892	220,041	132,663	113,006
Gross profit	93,290	75,424	49,791	39,695
General, selling and administrative expenses	59,459	48,549	30,654	24,867
Operating profit	33,831	26,875	19,137	14,828
Other income (expense):
Interest expense, net	(4,097)	(1,095)	(2,155)	(618)
Other, net	(170)	532	(3)	320
	(4,267)	(563)	(2,158)	(298)
Income before income taxes and income from
affiliates and joint ventures	29,564	26,312	16,979	14,530
Income tax expense	7,501	7,268	4,190	3,860
Income before income from affiliates and
joint ventures	22,063	19,044	12,789	10,670
Income from affiliates and joint ventures	4,032	2,586	2,466	1,249
Income from continuing operations	26,095	21,630	15,255	11,919

Discontinued operations:
Loss on disposal	(286)	-	(286)	-
Net income	$25,809	$21,630	$14,969	$11,919

Weighted average common shares outstanding	30,154	29,880	30,155	29,971
Weighted average common and common equivalent shares outstanding	30,951	31,011	30,879	30,937

Basic earnings per share:
Continuing operations	$0.87	$0.72	$0.51	$0.40
Discontinued operations - Gain (Loss) on disposal	(0.01)	-	(0.01)	-
Basic earnings per share	$0.86	$0.72	$0.50	$0.40

Diluted earnings per share:
Continuing operations	$0.84	$0.70	$0.49	$0.39
Discontinued operations - Gain (Loss) on disposal	(0.01)	-	(0.01)	-
Diluted earnings per share	$0.83	$0.70	$0.48	$0.39

Dividends declared per share	$0.28	$0.23	$0.14	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$25,809	$21,630	$14,969	$11,919
Other comprehensive income (loss):
Foreign currency translation adjustment	4,567	4,214	3,162	3,283
Other	140	-	55	-
Comprehensive income	$30,516	$25,844	$18,186	$15,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flow from operating activities:
Net income	$25,809	$21,630
Adjustments to reconcile from net income to net cash
provided by (used in) operating activities:
Depreciation, depletion, and amortization	13,805	10,089
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(22,625)	(22,563)
Decrease (increase) in noncurrent assets	(1,582)	(1,895)
Increase (decrease) in current liabilities	7,289	(1,663)
Increase (decrease) in noncurrent liabilities	7,783	1,024
Other	(4,893)	(917)
Net cash provided by (used in) operating activities	25,586	5,705
Cash flow from investing activities:
Capital expenditures	(21,906)	(20,525)
Acquisitions, net of cash	(38,393)	(1,270)
Investments in and advances to affiliates and joint ventures	(4,191)	(877)
Investments in restricted cash	(816)	-
Other	2,425	1,096
Net cash used in investing activities	(62,881)	(21,576)
Cash flow from financing activities:
Net change in outstanding debt	55,564	15,168
Proceeds from sales of treasury stock	1,283	2,380
Purchases of treasury stock	(6,115)	(3,290)
Dividends	(8,393)	(6,893)
Excess tax benefits from stock-based compensation	927	1,931
Net cash provided by (used in) financing activities	43,266	9,296
Effect of foreign currency rate changes on cash	1,396	4,321
Net increase (decrease) in cash and cash equivalents	7,367	(2,254)
Cash and cash equivalents at beginning of period	17,805	15,997
Cash and cash equivalents at end of period	$25,172	$13,743

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Minerals	50%	54%	47%	51%
Environmental	33%	31%	36%	35%
Oilfield services	13%	10%	13%	9%
Transportation	7%	9%	7%	8%
Intersegment shipping	-3%	-4%	-3%	-3%
	100%	100%	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2006, is unaudited. The condensed consolidated balance sheet as of December 31, 2006 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2006. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2007 and 2006, and the financial position of the Company as of June 30, 2007, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

New Accounting Standards

In May 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Interpretation 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). This guidance amends FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. Our adoption of this guidance upon its release did not have a material effect on our financial statements.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding	30,154,043	29,879,651	30,155,216	29,971,338
Dilutive impact of stock options	796,962	1,131,238	723,851	965,578
Weighted average number of common and common equivalent
shares for the period	30,951,005	31,010,889	30,879,067	30,936,916
Number of common shares outstanding at the end of the period	29,937,103	29,990,445	29,937,103	29,990,445

Weighted average number of anti-dilutive shares excluded from the omputation of diluted earnings per share	268,875	208,036	657,309	290,950

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 3: ADDITIONAL BALANCE SHEET INFORMATION

Inventories at June 30, 2007 have been valued using the same methods as at December 31, 2006. Our inventories are comprised of the following components:

	June 30,	December 31,
	2007	2006
Crude stockpile inventories	$21,043	$26,390
In-process inventories	40,167	32,640
Other raw material, container, and supplies inventories	29,331	25,582
	$90,541	$84,612

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

	Six Months Ended	Three Months Ended
	June 30,	June 30,
	2007	2007
Balance at beginning of period	$5,715	$5,942
Settlement of obligations	(852)	(453)
Liabilities incurred and accretion expense	1,310	684

Balance at end of period	$6,173	$6,173

A reconciliation of the activity within our accrued warranty obligation is as follows:

	Six Months Ended	Three Months Ended
	June 30,	June 30,
	2007	2007
Balance at beginning of period	$911	$865
Charged to costs and expenses	429	316
Net settlements	(306)	(146)
Foreign currency translation	12	11

Balance at end of period	$1,046	$1,046

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

The following summaries set forth certain financial information by business segment:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Minerals	$171,526	$158,189	$85,713	$78,118
Environmental	113,806	92,876	65,108	52,718
Oilfield services	44,994	29,113	23,030	14,141
Transportation	24,273	25,319	13,380	12,848
Intersegment shipping	(8,417)	(10,032)	$(4,777)	(5,124)
Total	$346,182	$295,465	$182,454	$152,701

Operating profit (loss):
Minerals	$17,571	$16,588	$8,314	$8,700
Environmental	16,178	12,426	9,935	7,640
Oilfield services	8,090	4,967	4,924	2,022
Transportation	1,272	1,415	732	732
Corporate	(9,280)	(8,521)	(4,768)	(4,266)
Total	$33,831	$26,875	$19,137	$14,828

	As of June 30, 2007	As of Dec. 31, 2006
Assets:
Minerals	$291,594	$245,417
Environmental	180,285	145,884
Oilfield services	90,360	84,917
Transportation	4,093	3,722
Corporate	38,343	31,284
Total	$604,675	$511,224

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 5: EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$830	$869	415	434
Interest cost	1,104	994	552	497
Expected return on plan assets	(1,347)	(1,260)	(673)	(630)
Amortization of prior service cost	33	15	16	8

Net periodic benefit cost	$620	$618	310	309

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 that we expected to contribute $1,000 to our pension plan in 2007. That full contribution was made in the first quarter of 2007.

Note 6: INCOME TAXES

Our effective tax rate from continuing operations for the six months ended June 30, 2007 was 25.37%, which differs from the U.S. Federal statutory rate of 35% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries. Additionally, the 25.37% includes an increase to income tax expense of $373 largely due to changes in estimates related to provision to return differences. Excluding the $373, the effective tax rate would have been 24.11%.

Our effective tax rate from continuing operations for the six months ended June 30, 2006 was 27.6%, which varies from the U.S. Federal statutory rate of 35% for the same depletion and foreign tax rates mentioned above. Additionally, the 27.6% includes an increase to income tax expense of $282 largely due to changes in estimates related to provision to return differences. Excluding the $282, the effective tax rate would have been 26.6%.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service (“IRS”) has examined our U.S. federal income tax returns for all years through 2002.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Our adoption of FIN 48 resulted in a $252 decrease in retained earnings and increases to income taxes payable of $2,065 deferred tax assets of $1,876 and income tax receivables of $189. In addition, we reclassified $4,379 of income tax liabilities from current liabilities to non-current liabilities as we do not anticipate settling these liabilities within the next twelve months.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

At January 1, 2007, our worldwide liability for uncertain tax positions was $4,846. Unrecognized tax benefits of $2,778 would affect our effective tax rate if recognized. There were no significant changes in components of the liability in the six months ending June 30, 2007.

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within our consolidated statement of operations. At January 1, 2007, our balance sheet includes a liability of $2,064 for the possible payment of interest and penalties.

Approximately $1,575 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months. Of this amount, $754 could have an impact on our effective tax rate.

Note 7: ACQUISITIONS

We made payments of $1,531 in the three months ended March 31, 2007 to former owners of businesses we acquired pursuant to contingent payment arrangements associated with those acquisitions; no such payments were made in the second quarter of 2007. These payments had the effect of increasing the amount of goodwill by $313 and decreasing accrued liabilities by $1,218.

In January 2007, our Environmental segment acquired the business assets of LBI Technologies, Inc., whose product, Liquid Boot ®, is a spray-applied, asphalt based coating used under slabs and / or backfilled walls as part of a barrier system to prevent the intrusion of gas or organic vapors into occupied structures or buildings. We paid approximately $17,762 for the business and recognized $6,376 of goodwill and $8,570 of intangible assets. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed. The acquisition agreement provides for contingent consideration which, if the consideration is recognized, would result in additional goodwill.

In March 2007, our Minerals segment acquired the Microsponge ® technology and all related assets, including an existing customer base and patent portfolio. Microsponge ® is a system of biologically inert particles that is used to deliver active ingredients in dermatological products such as lotions and ointments. We paid approximately $8,027 for the business and recognized $4,176 of goodwill and $6,000 of intangible assets for this acquisition as of June 30, 2007. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed. The acquisition agreement provides for contingent consideration which, if the consideration is recognized, would result in additional goodwill.

In June 2007, our Minerals segment acquired all of the shares of Bensan Aktiflestirilmis Bentonit Sanayi ve Ticaret A.S., a Turkish bentonite company which owns or controls considerable bentonite reserves and serves a diverse market base, including bleaching earth (edible oil industry), general-purpose drilling, foundry and detergents and desiccants. Turkey is the leading producer of white bentonites for specialized applications. We paid approximately $11,039 for the business and recognized $818 and $5,000 of goodwill and intangible assets, respectively, as of June 30, 2007. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed.

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

On April 2, 2007, we issued and sold $75,000 of senior notes (the “Notes”) to a qualified institutional buyer which are payable at maturity on April 2, 2017, subject to certain acceleration features upon default. The Notes are comprised of (a) $45,000 aggregate principal amount of Series 2007-A Adjustable Fixed Rate Guaranteed Senior Notes, Tranche 1, due April 2, 2017 (the “Tranche 1” notes) and (b) $30,000 aggregate principal amount of Series 2007-A Adjustable Floating Rate Guaranteed Senior Notes, Tranche 2 (the “Tranche 2” notes). Tranche 1 bears interest at 5.78%, payable semi-annually in arrears on April 2nd and October 2nd of each year, beginning October 2, 2007. Tranche 2 bears interest at an annual rate of 0.55% plus LIBOR in effect from time to time, adjusted quarterly, and is payable in arrears beginning July 2, 2007.

In conjunction with the issuance of the Notes, we also entered into an interest rate swap agreement with Wells Fargo Bank, N.A. (the “Interest Rate Swap Agreement”) which has the effect of converting the Tranche 2 floating interest rate into a fixed rate of 5.6% per annum over the term of the Tranche 2 notes.

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

We operate in five segments: Minerals, Environmental, Oilfield services, Transportation and Corporate. Our Minerals segment operates in three principal markets: metalcasting, pet products and specialty minerals. The Environmental segment’s principal markets include lining technologies, building materials and water treatment. Our Oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, rental tools and well testing data services for the oil and gas industry. Our Transportation segment provides trucking services for our domestic businesses as well as third parties. Intersegment shipping revenues are eliminated in our Corporate segment.

The principal mineral that we utilize to generate revenues is bentonite. We own or lease bentonite reserves in the United States, China, Turkey and Australia. Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India and Mexico. Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve. We believe that our understanding of bentonite properties, mining methods, processing and application to markets are the core components of our longevity and future prospects.

Our customers are engaged in various end-markets and geographies. Customers in the Minerals segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat box filler, cosmetics and detergents. The customers for our Environmental segment’s lining technologies and building materials products are predominantly engineering contractors. The Oilfield services customer base is primarily comprised of oil service or exploration companies. A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence. A majority of our business is performed under short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

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

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them. We describe certain risks under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K for the year ended December 31, 2006. In general, the significance of these risks has not materially changed over the past year.

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

Three months ended June 30, 2007 vs. June 30, 2006

Results of operations (in millions):

Net sales:	2007	2006	% Change
	$182.5	$152.7	19%

The following table details the quarter’s consolidated sales growth components over the prior year’s comparable period:

			Foreign Exchange
	Base Business	Acquisitions	June 30,	Total
Minerals	-0.1%	4.0%	1.1%	5.0%
Environmental	4.5%	2.1%	1.5%	8.1%
Oilfield services	1.6%	4.1%	0.1%	5.8%
Transportation	0.5%	0%	0.0%	0.5%
Total	6.5%	10.2%	2.7%	19.4%
% of growth	33.7%	52.6%	13.7%	100.0%

In addition, the next table shows the distribution of the quarter’s sales across our three principal geographic regions (Americas; Europe Middle East and Africa; and Asia Pacific) and the comparable total from the prior year’s period:

			Asia Pacific
	Americas	EMEA	June 30,	Total
Minerals	34.6%	6.7%	5.7%	47.0%
Environmental	20.0%	13.8%	1.9%	35.7%
Oilfield services	11.0%	1.6%	0.0%	12.6%
Transportation	4.7%	0.0%	0.0%	4.7%

Total - current year's quarter	70.3%	22.1%	7.6%	100.0%
Total from prior year's comparable quarter	67.8%	24.7%	7.5%	100.0%

The increase in Americas-based sales was entirely due to acquisitions.

Gross profit:	2007	2006	% Change
	$49.8	$39.7	25%
Margin	27.3%	26.0%	N/A

Increased sales were responsible for the increase in gross profit in the period. Gross margin improved by 130 basis points due to favorable segment sales distribution. Our higher growth segments, Environmental and Oilfield services, also have the highest gross margins.

General, selling & administrative expenses:	2007	2006	% Change
	$30.7	$24.9	23%

In aggregate, operating expenses associated with acquired businesses accounted for approximately $3.0 million of the increase in operating expenses over the prior-year quarter. Higher personnel levels and professional fee expense represented the largest portion of the remaining increase.

Operating profit:	2007	2006	% Change
	$19.1	$14.8	29%
Margin	10.5%	9.7%	N/A

Operating profit increased with the higher gross profit reported in the 2007 period. The 80 basis point increase in operating margin reflected greater contribution by the Environmental and Oilfield services segments which have the highest operating margins.

Interest expense, net:	2007	2006	% Change
	$2.2	$0.6	267%

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

Other income / (expense):	2007	2006	% Change
	$0.0	$0.3	100%

In the prior reporting period, we recognized foreign exchange losses primarily resulting from transactions originated at our international subsidiaries. We do not actively hedge our exposures to foreign currencies.

Income tax expense:	2007	2006	% Change
	$4.2	$3.9	8%
Effective tax rate	24.7%	26.6%	N/A

Our effective tax rate in both reporting periods continues to differ from the U.S. Federal statutory 35% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates. The decline in the tax rate reflects updated estimates of taxable income distribution between our domestic and overseas businesses.

Income from affiliates & joint ventures:	2007	2006	% Change
	$2.5	$1.2	108%

Our India-based investments contributed the increase in income from joint ventures and affiliates in the current period. Those investments also accounted for a large majority of the income reported in both periods.

Net income:	2007	2006	% Change
	$15.0	$11.9	26%
Margin	8.2%	7.8%	N/A

Current-period net income improved due to higher operating profit and a lower effective tax rate. The loss from discontinued operations in the current-year reporting period was caused by the sale of a business based in the U.K. that was part of our Minerals segment.

Diluted earnings per share:	2007	2006	% Change
	$0.48	$0.39	23%

Earnings per share improved commensurate with greater net income. The sale of the U.K. business mentioned above resulted in a $0.01 per share decrease in the current-year period. Weighted average common and common equivalent shares outstanding remained relatively constant at 30.9 million compared with the 2006 period.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

	Three Months Ended June 30,
Minerals	2007		2006		2007 vs. 2006
	(Dollars in Thousands)
Net sales	$85,713	100.0%	$78,118	100.0%	$7,595	9.7%
Cost of sales	69,381	80.9%	62,470	80.0%
Gross profit	16,332	19.1%	15,648	20.0%	684	4.4%
General, selling and
administrative expenses	8,018	9.4%	6,948	8.9%	1,070	15.4%
Operating profit	8,314	9.7%	8,700	11.1%	(386)	-4.4%

Base business sales, on a constant currency basis, declined by 0.3 percent from the prior-year period. Lower sales volume in the domestic metalcasting market accounted for reduced base business revenue offsetting higher sales in the Asia-Pacific metalcasting, specialty minerals and pet products areas. An acquisition and favorable exchange rates grew sales by 7.8 percent and 2.2 percent increase in sales over the prior-year quarter, respectively. The acquired business was purchased in October 2006 and is a part of our metalcasting product line. Favorable exchange rates provided the growth due to strengthening of the British Pound and Asian currencies against the US dollar.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$63,064	$58,269	8.2%
EMEA	12,172	11,462	6.2%
Asia Pacific	10,477	8,387	24.9%

Total segment	$85,713	$78,118	39.3%

Gross profit margin declined by 90 basis points principally due to higher manufacturing costs in the current-year period. Additionally, sales from the pass-through of higher freight costs negatively impacted gross margin since we realize minimal profit. Both the U.S. and Asia-Pacific manufacturing operations experienced higher costs in the current-year period. Within Asia-Pacific, start-up costs at new operations in China and Australia caused the increase.

Approximately $0.6 million of the increase in general, selling and administrative expenses was due to an acquired business. Higher operating expenses at the Asia-Pacific operations caused the largest portion of the increase in base business G, S & A.

Operating margin declined by 140 basis points from the 2006 period in conjunction with the lower gross margin and increase in G, S & A.

Effective beginning in the first quarter of 2007, we included our nanocomposite business within the Minerals segment. Those expenses were previously included within the Corporate segment. The 2006 segment results also reflect the change in reporting. Operating results and profit margins for both reporting periods were not materially impacted by the change.

	Three Months Ended June 30,
Environmental	2007		2006		2007 vs. 2006
	(Dollars in Thousands)
Net sales	$65,108	100.0%	$52,718	100.0%	$12,390	23.5%
Cost of sales	42,521	65.3%	34,752	65.9%
Gross profit	22,587	34.7%	17,966	34.1%	4,621	25.7%
General, selling and
administrative expenses	12,652	19.4%	10,326	19.6%	2,326	22.5%
Operating profit	9,935	15.3%	7,640	14.5%	2,295	30.0%

Base business sales, on a constant currency basis, increased by 13.1 percent over the prior-year period. Improved shipments of lining technology and building material products in the U.S. and European markets contributed the largest portion of the increase. The U.S.-based contracting services business also increased sales over the prior-year period. Acquired businesses and favorable foreign currencies grew sales by 6.1 percent and 4.3 percent, respectively. Relative strengthening of the Polish Zloty, British Pound and the Asian currencies against the US dollar led to the foreign currency-based growth.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$36,568	$26,748	36.7%
EMEA	25,141	22,832	10.1%
Asia Pacific	3,399	3,138	8.3%
Total segment	$65,108	$52,718	55.1%

Gross profit improved in conjunction with sales. The 60 basis point improvement in gross margin was due to product mix and lower manufacturing costs in the U.S. operations.

Approximately $1.0 million of the increase in general, selling and administrative expenses was due to an acquired business. Base business G, S & A increased primarily due to higher marketing and sales expenses at the European operations. Stronger foreign currencies also caused the increase.

Operating margin improved by 80 basis points due to the expanded gross margin and a lower relative increase in G, S & A expenses in the current-year quarter.

	Three Months Ended June 30,
Oilfield Services	2007		2006		2007 vs. 2006
	(Dollars in Thousands)
Net sales	$23,030	100.0%	$14,141	100.0%	$8,889	62.9%
Cost of sales	13,660	59.3%	9,572	67.7%
Gross profit	9,370	40.7%	4,569	32.3%	4,801	105.1%
General, selling and
administrative expenses	4,446	19.3%	2,547	18.0%	1,899	74.6%
Operating profit	4,924	21.4%	2,022	14.3%	2,902	143.5%

Base business sales, on a constant currency basis, increased by 17.3 percent over the prior-year period. Growth was led by higher well testing and pipeline service revenues primarily generated in Texas and the Gulf of Mexico. Acquired businesses and favorable foreign currencies grew sales by 44.3 percent and 1.3 percent, respectively. The two acquired businesses - Nitrogen Services and Rental Tools and Equipment -also experienced growth over their respective annual sales rates prior to our ownership.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$20,092	$10,783	86.3%
EMEA	2,938	3,358	-12.5%
Asia Pacific	-	-	N/A
Total segment	$23,030	$14,141	73.8%

Gross margin improved by 840 basis points primarily due to product/service mix. The two acquired businesses also both generate higher margins than our base businesses.

Approximately $1.4 million of the increase in general, selling and administrative expenses was due to acquired businesses. Base business G, S & A increased due to higher personnel costs. Operating margin improved 710 basis points due to the higher relative increase in gross profit than G, S &A over the prior-year period.

	Three Months Ended June 30,
Transportation	2007		2006		2007 vs. 2006
	(Dollars in Thousands)
Net sales	$13,380	100.0%	$12,848	100.0%	$532	4.1%
Cost of sales	11,878	88.8%	11,336	88.2%
Gross profit	1,502	11.2%	1,512	11.8%	(10)	-0.7%
General, selling and
administrative expenses	770	5.8%	780	6.1%	(10)	-1.3%
Operating profit	732	5.4%	732	5.7%	-	0.0%

Traffic levels and revenue mix improved over the prior-year period. Transportation services for the Environmental segment primarily led increase. Gross profit and margins were negatively impacted by the higher net fuel surcharge costs. G, S & A spending declined over the 2006 quarter in several categories.

	Three Months Ended June 30,
Corporate	2007	2006	2007 vs. 2006
	(Dollars in Thousands)
Intersegment shipping sales	$(4,777)	$(5,124)
Intersegment shipping costs	(4,777)	(5,124)
Gross profit	-	-
Corporate general, selling
and administrative expenses	4,768	4,266	502	11.8%
Operating loss	4,768	4,266	502	11.8%

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

Corporate G, S & A increased primarily due to higher personnel and professional service expenses.

Six months ended June 30, 2007 vs. June 30, 2006

Results of operations (in millions):

Net sales:	2007	2006	% Change
	$346.2	$295.5	17%

The following table details the period’s consolidated sales growth components over the prior year’s comparable period:

			Foreign
	Base Business	Acquisitions	Exchange	Total
Minerals	-0.2%	3.5%	1.2%	4.5%
Environmental	3.9%	1.7%	1.5%	7.1%
Oilfield services	0.9%	4.3%	0.2%	5.4%
Transportation	0.1%	0%	0.0%	0.1%
Total	4.7%	9.5%	2.9%	17.1%
% of growth	28.1%	55.0%	16.9%	100.0%

In addition, the next table shows the distribution of the period’s sales across our three principal geographic regions (Americas; Europe Middle East and Africa; and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	36.5%	7.1%	5.9%	49.5%
Environmental	17.1%	13.7%	2.1%	32.9%
Oilfield services	11.2%	1.8%	0.0%	13.0%
Transportation	4.6%	0.0%	0.0%	4.6%
Total - current year's period	69.4%	22.6%	8.0%	100.0%
Total from prior year's comparable period	69.4%	23.0%	7.6%	100.0%

Acquired businesses largely generated the sales growth in the Americas. Base business growth was primarily generated in the Asia-Pacific region.

Gross profit:	2007	2006	% Change
	$93.3	$75.4	24%
Margin	27.0%	25.5%	N/A

Increased sales were responsible for the increase in gross profit in the period. Gross margin improved by 150 basis points due to favorable segment sales distribution. Our higher growth segments, Environmental and Oilfield services, have the highest gross margins.

General, selling & administrative expenses:	2007	2006	% Change
	$59.4	$48.6	22%

In aggregate, operating expenses associated with acquired businesses accounted for approximately $5.4 million of the increase in operating expenses over the prior-year period. Higher personnel levels and professional fee expenses represented the largest portion of the remaining increase.

Operating profit:	2007	2006	% Change
	$33.8	$26.9	26%
Margin	9.8%	9.1%	N/A

Operating profit increased with the higher gross profit reported in the 2007 period. The 70 basis point increase in operating margin reflected greater contribution by the Environmental and Oilfield services segments which have the highest operating margins.

Interest expense, net:	2007	2006	% Change
	$4.1	$1.1	273%

Interest expense in the current-year period increased due both to greater average long-term debt compared with the prior-year period and increased interest rates. The increase in long-term debt was attributed to increased capital expenditures, acquisitions and working capital funding in the current-year period. The majority of our long-term debt has a variable rate of interest which is primarily influenced by the changes in LIBOR.

Other income / (expense):	2007	2006	% Change
	$(0.2)	$0.5	140%

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

Income tax expense:	2007	2006	% Change
	$7.5	$7.3	3%
Effective tax rate	25.4%	27.6%	N/A

Our effective tax rate in both reporting periods continues to differ from the U.S. Federal statutory 35% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates. The 2006 period included additional expense for adjustments related to previously recorded tax liabilities. The decline in the tax rate in the 2007 period also reflects updated estimates of taxable income distribution between our domestic and overseas businesses.

Income from affiliates & joint ventures:	2007	2006	% Change
	$4.0	$2.6	54%

Our India-based investments contributed the increase in income from joint ventures and affiliates in the current-year period. Those investments also accounted for a large majority of the income reported in both periods.

Net income:	2007	2006	% Change
	$25.8	$21.6	19%
Margin	7.4%	7.3%	N/A

Current-period net income improved due to higher operating profit and a lower effective tax rate. The loss from discontinued operations in the current-year reporting period was caused by the sale of a business based in the U.K. that was part of our Minerals segment.

Diluted earnings per share:	2007	2006	% Change
	$0.83	$0.70	19%

Earnings per share improved commensurate with greater net income. The sale of the U.K. business mentioned above resulted in a $0.01 per share decrease in the current-year period. Weighted average common and common equivalent shares outstanding for the 2007 period were 30.9 million compared with 31.0 million for the 2006 period, or a decrease of 0.2 percent.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

	Six Months Ended June 30,
Minerals	2007		2006		2007 vs. 2006
	(Dollars in Thousands)
Net sales	$171,526	100.0%	$158,189	100.0%	$13,337	8.4%
Cost of sales	138,395	80.7%	127,649	80.7%
Gross profit	33,131	19.3%	30,540	19.3%	2,591	8.5%
General, selling and
administrative expenses	15,560	9.1%	13,952	8.8%	1,608	11.5%
Operating profit	17,571	10.2%	16,588	10.5%	983	5.9%

Base business sales, on a constant currency basis, declined by 0.4 percent from the prior-year period. Lower sales volume in the domestic metalcasting market accounted for reduced base business revenue offsetting higher sales in the Asia-Pacific metalcasting, specialty minerals and pet products areas. An acquisition and favorable exchange rates grew sales 6.5 percent and 2.3 percent, respectively, over the prior-year quarter. The acquired business was purchased in October 2006 and is a part of our metalcasting product line. Favorable exchange rates provided the growth due to strengthening of the British Pound and Asian currencies against the US dollar.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$126,524	$118,278	7.0%
EMEA	24,643	22,942	7.4%
Asia Pacific	20,359	16,969	20.0%
Total segment	$171,526	$158,189	34.4%

Gross profit margin remained the same for both reporting periods despite the increase in sales. Higher sales from the pass-through of freight costs negatively impacted gross margin in the current-year period since we realize minimal profit. Both the U.S. and Asia-Pacific manufacturing operations experienced higher costs in the current-year period. Within Asia-Pacific, start-up costs at new operations in China and Australia caused the increase.

Approximately $0.9 million of the increase in general, selling and administrative expenses was due to an acquired business. Higher operating expenses at the Asia-Pacific operations caused the largest portion of the increase in base business G, S & A.

Operating margin declined by 30 basis points from the 2006 period in conjunction with the unchanged gross margin and increase in G, S & A expenses.

Effective beginning in the first quarter of 2007, we included our nanocomposite business within the Minerals segment. Those expenses were previously included within the Corporate segment. The 2006 segment results also reflect the change in reporting. Operating results and profit margins for both reporting periods were not materially impacted by the change.

	Six Months Ended June 30,
Environmental	2007		2006		2007 vs. 2006
	(Dollars in Thousands)
Net sales	$113,806	100.0%	$92,876	100.0%	$20,930	22.5%
Cost of sales	73,684	64.7%	60,631	65.3%
Gross profit	40,122	35.3%	32,245	34.7%	7,877	24.4%
General, selling and
administrative expenses	23,944	21.0%	19,819	21.3%	4,125	20.8%
Operating profit	16,178	14.3%	12,426	13.4%	3,752	30.2%

Base business sales, on a constant currency basis, increased by 12.3 percent over the prior-year period. Improved shipments of lining technology and building material products in the U.S. and European markets contributed the largest portion of the increase. The U.S.-based contracting services business also increased sales over the prior-year period. Acquired businesses and favorable foreign currencies accounted grew sales 5.4 percent and 4.8 percent, respectively. Relative strengthening of the Polish Zloty, British Pound and the Asian currencies against the US dollar led to the foreign currency-based growth.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$59,130	$48,420	22.1%
EMEA	47,541	39,079	21.7%
Asia Pacific	7,135	5,377	32.7%
Total segment	$113,806	$92,876	76.5%

Gross profit improved in conjunction with sales. The 60 basis point improvement in gross margin was due to product mix and lower manufacturing costs in the U.S. operations.

Approximately $1.7 million of the increase in general, selling and administrative expenses was due to an acquired business. Base business G, S & A increased primarily due to higher marketing and sales expenses at the European operations. Stronger foreign currencies also caused the increase. Operating margin improved by 90 basis points due to the expanded gross margin and a lower relative increase in G, S & A expenses in the current-year quarter.

	Six Months Ended June 30,
Oilfield Services	2007		2006		2007 vs. 2006
	(Dollars in Thousands)
Net sales	$44,994	100.0%	$29,113	100.0%	$15,881	54.5%
Cost of sales	27,737	61.6%	19,468	66.9%
Gross profit	17,257	38.4%	9,645	33.1%	7,612	78.9%
General, selling and
administrative expenses	9,167	20.4%	4,678	16.1%	4,489	96.0%
Operating profit	8,090	18.0%	4,967	17.0%	3,123	62.9%

Base businesses sales, on a constant currency basis, increased by 9.5 percent over the prior-year period. Growth was led by higher well testing and pipeline service revenues primarily generated in Texas and the Gulf of Mexico. Acquired businesses and favorable foreign currencies grew sales 43.3 percent and 1.7 percent, respectively, over the prior year’s period. The two acquired businesses - Nitrogen Services and Rental Tools and Equipment -also experienced growth over their respective annual sales rates prior to our ownership.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$38,600	$23,163	66.6%
EMEA	6,394	5,950	7.5%
Asia Pacific	-	-	N/A
Total segment	$44,994	$29,113	74.1%

Gross margin improved by 530 basis points primarily due to product/service mix. The two acquired businesses also both generate higher margins than our base businesses.

Approximately $2.9 million of the increase in general, selling and administrative expenses was due to acquired businesses. Base business G, S & A increased due to higher personnel costs. Operating margin improved 100 basis points due to the higher relative increase in gross profit than G, S &A over the prior-year period.

	Six Months Ended June 30,
Transportation	2007		2006		2007 vs. 2006
	(Dollars in Thousands)
Net sales	$24,273	100.0%	$25,319	100.0%	$(1,046)	-4.1%
Cost of sales	21,493	88.5%	22,325	88.2%
Gross profit	2,780	11.5%	2,994	11.8%	(214)	-7.1%
General, selling and
administrative expenses	1,508	6.2%	1,579	6.2%	(71)	-4.5%
Operating profit	1,272	5.3%	1,415	5.6%	(143)	-10.1%

Overall traffic levels declined in the current-year period. Transportation services for the Environmental segment primarily led to the decline. Pricing was relatively constant compared with the prior-year period. Gross profit and margins were negatively impacted by revenue mix and higher net fuel costs. G, S & A spending declined over the 2006 period in several categories.

	Six Months Ended June 30,
Corporate	2007	2006	2007 vs. 2006
		(Dollars in Thousands)
Intersegment shipping sales	$(8,417)	$(10,032)
Intersegment shipping costs	(8,417)	(10,032)
Gross profit	-	-
Corporate general, selling
and administrative expenses	9,280	8,521	759	8.9%
Operating loss	9,280	8,521	759	8.9%

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

Corporate G, S & A increased primarily due to higher personnel and professional service expenses.

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

Cash Flows ($ in million)
	June 30,
	2007	2006
Net cash provided by (used in) operating activities	$25.6	$5.7
Net cash provided by (used in) investing activities	$(62.9)	$(21.6)
Net cash provided by (used in) financing activities	$43.3	$9.3

Cash flows from operating activities improved largely due to higher current-year net income, non-cash charges such as depreciation and amortization, and less of an increase in working capital needs. Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern will continue for the remainder of 2007.

Cash flows used in investing activities increased in the 2007 period primarily due to acquisitions. We acquired three businesses in the current-year period, Liquid Boot Technologies, included in our Environmental segment, the Microsponge® business of Cardinal Health Care Company and a Turkish minerals company, Bensan A.S., both included in our Minerals segment. Capital expenditures totaled $21.9 million for the 2007 period compared with $20.5 million in the prior-year period. Expenditures related to Corporate segment projects accounted for the increase. Capital expenditures for 2007 are estimated to be in the range of $42 million to $47 million. Investments and advances to affiliates and joint ventures increased primarily due to funding for a new investment in Antwerp, Belgium. The venture, in which we own 50% of the shares, will be engaged in processing, marketing and selling specialty minerals to the European market. Our partner is Ashapura Minechem Limited, an industrial minerals company based in India, in which we own approximately 21% of the outstanding shares.

Cash flows provided by financing activities increased in the 2007 period primarily due to additional debt borrowings to fund acquisitions. We filed a current report, on Form 8-K, in March 2007 which described principal terms of a new bank credit agreement. The agreement increased our borrowing capability to $150 million and extended the term to April 2, 2012. Financial covenants and interest rate pricing remained the same as the prior agreement. We also filed a current report, on Form 8-K, in April 2007 describing our $75 million private debt placement with Metlife Insurance Company. The debt is payable in a lump-sum on April 2, 2017. The purpose of the transaction was to fix the interest cost of a portion of our debt. The proceeds from the placement were used to repay an equivalent amount of revolving credit notes outstanding under the bank credit facility mentioned above. We also entered into an interest rate swap agreement with Wells Fargo Bank to convert the variable interest rate on $30 million of the private placement debt into a fixed interest rate.

Dividends declared increased to $0.28 per share from $0.23 per share in the prior- year period, consequently increasing the financing needs this year. We spent $6.1 million on the repurchase of Company stock on the open market through June 30, 2007. As of that date, we have $8.9 million of funds available to repurchase shares. Our Board of Directors authorized these funds on November 10, 2006; the authorization will expire on November 10, 2008.

Financial Position	As at
($ in millions)	June 30,	December 31,
	2007	2006
Working capital	$201.2	$173.3
Goodwill & intangible assets	$95.2	$66.0
Total assets	$604.7	$511.2

Long-term debt	$168.2	$112.4
Other long-term obligations	$34.8	$25.6
Stockholder's equity	$314.7	$294.8

Working capital at June 30, 2007, increased over the amount at December 31, 2006 due principally to an increase in accounts receivable commensurate with the growth in sales. Current ratio was 3.3-to-1 and 3.2-to-1 at June 30, 2007, and December 31, 2006, respectively.

Long-term debt increased commensurate with funding of the aforementioned acquisitions, greater working capital requirements and funding of capital expenditures. Consequently, long-term debt relative to total capitalization rose to 35% at June 30, 2007, compared with 28% at December 31, 2006. As described above, we renegotiated the bank credit agreement in the first quarter of 2007. We have approximately $64 million of borrowing capacity available from our revolving credit facility. We are in compliance with financial covenants related to the revolving credit facility as of June 30, 2007.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In 2006, the Board of Directors announced a program to repurchase up to $15 million of our outstanding stock; this authorization expires November 10, 2008. The table below illustrates our stock repurchases in 2007 and the amount remaining under this program.

2007	Total Number of Shares Repurchased as Part of the Stock Repurchase Program	Average Price Paid Per Share	Maximum Value of Shares that May Yet Be Repurchased Under the Program
Balance at the beginning of the year			$15,000,000
Activity in 2007 calendar month of:
January	-	$-	$15,000,000
February	-	$-	$15,000,000
March	-	$-	$15,000,000
April	-	$-	$15,000,000
May	250,000	$24.34	$8,915,000
June	-	$-	$8,915,000

Total	250,000	$24.34	$8,915,000

Item 2: Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 10, 2007.

(b)	See Item 4(c) below.

(c)	At the Annual Meeting of Shareholders, the shareholders voted on the election of three directors, each to serve a three year term. The voting results were as follows:

In the election of directors, each nominee was elected by a vote of shareholders as follows to serve for three years or until successors are elected and qualified:

Director	For	Against
Arthur Brown	26,212,751.89	760,118.91
Jay D. Proops	26,624,047.89	348,822.91
Paul C. Weaver	26,694,875.29	277,995.51

Item 6: Exhibits

Exhibit
Number

10.1
Note Purchase Agreement dated as of April 2, 2007 by and between AMCOL International Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 5, 2007).

10.2	Subsidiary Guaranty Agreement dated April 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 5, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*

* Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date: August 9, 2007	/s/ Lawrence E. Washow
Lawrence E. Washow President and Chief Executive Officer

Date: August 9, 2007	/s/ Gary L. Castagna
Gary L. Castagna Senior Vice President and Chief Financial Officer and Principal Accounting Officer

10.1
Note Purchase Agreement dated as of April 2, 2007 by and between AMCOL International Corporation and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 5, 2007).

10.2	Subsidiary Guaranty Agreement dated April 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed April 5, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*

* Filed herewith.