Form 10-Q
period 2007-09-30
AMCOL INTERNATIONAL CORP
filed 2007-11-07
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer ☐   Accelerated filer ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2007
(Common stock, $.01 par value)	30,071,314 Shares

AMCOL INTERNATIONAL CORPORATION

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1. Financial Statements

	September 30,	December 31,
	2007	2006
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$20,773	$17,805
Accounts receivable, net	173,401	133,432
Inventories	91,919	84,612
Prepaid expenses	12,375	10,142
Deferred income taxes	5,905	4,648
Other	565	1,045
Total current assets	304,938	251,684

Investment in and advances to affiliates and joint ventures	47,010	31,049

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	20,233	17,428
Depreciable assets	336,249	305,013
	356,482	322,441
Less: accumulated depreciation	190,975	181,669
	165,507	140,772
Other assets:
Goodwill	51,384	40,341
Intangible assets, net	43,501	25,611
Deferred income taxes	7,914	6,643
Other assets	17,771	15,124
	120,570	87,719
	$638,025	$511,224

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,290	$26,107
Accrued income taxes	3,107	4,844
Accrued liabilities	54,492	47,432
Total current liabilities	102,889	78,383

Long-term debt	164,241	112,448

Minority interests in subsidiaries	77	276
Pension liabilities	13,480	13,209
Other liabilities	19,279	12,090
	32,836	25,575
Stockholders’ equity:
Common stock	320	320
Additional paid in capital	80,310	76,686
Retained earnings	252,198	219,690
Accumulated other comprehensive income	26,567	16,658
	359,395	313,354
Less:
Treasury stock	21,336	18,536
	338,059	294,818
	$638,025	$511,224

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Net sales	$549,780	$455,637	$203,598	$160,172
Cost of sales	402,190	337,995	149,298	117,954
Gross profit	147,590	117,642	54,300	42,218
General, selling and administrative expenses	87,756	74,359	28,297	25,810
Operating profit	59,834	43,283	26,003	16,408
Other income (expense):
Interest expense, net	(6,506)	(1,835)	(2,409)	(740)
Other, net	(1,000)	259	(830)	(273)
	(7,506)	(1,576)	(3,239)	(1,013)
Income before income taxes and income from affiliates and joint ventures	52,328	41,707	22,764	15,395
Income tax expense	12,205	8,505	4,704	1,237
Income before income from affiliates and joint ventures	40,123	33,202	18,060	14,158
Income from affiliates and joint ventures	6,118	4,462	2,086	1,876
Income from continuing operations	46,241	37,664	20,146	16,034

Income (Loss) from discontinued operations, net of tax	(286)	585	-	585
Net income	$45,955	$38,249	$20,146	$16,619

Weighted average common shares outstanding	30,146	29,903	30,130	29,962
Weighted average common and common equivalent shares outstanding	30,934	30,874	30,887	30,825

Basic earnings per share:
Continuing operations	$1.53	$1.26	$0.67	$0.54
Discontinued operations	(0.01)	0.02	-	0.02
Basic earnings per share	$1.52	$1.28	$0.67	$0.56

Diluted earnings per share:
Continuing operations	$1.49	$1.22	$0.65	$0.52
Discontinued operations	(0.01)	0.02	-	0.02
Diluted earnings per share	$1.48	$1.24	$0.65	$0.54

Dividends declared per share	$0.44	$0.35	$0.16	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net income	$45,955	$38,249	$20,146	$16,619
Other comprehensive income (loss):
Foreign currency translation adjustment	9,737	5,292	5,170	1,078
Other	172	-	32	-
Comprehensive income	$55,864	$43,541	$25,348	$17,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$45,955	$38,249
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	21,688	14,606
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(44,716)	(33,693)
Decrease (increase) in noncurrent assets	(1,620)	(2,171)
Increase (decrease) in current liabilities	23,435	13,240
Increase (decrease) in noncurrent liabilities	6,382	1,703
Other	(9,102)	(3,064)
Net cash provided by (used in) operating activities	42,022	28,870
Cash flow from investing activities:
Capital expenditures	(37,577)	(29,980)
Acquisitions, net of cash	(38,783)	(11,722)
Investments in and advances to affiliates and joint ventures	(7,369)	(5,260)
Proceeds from sale of property, plant and equipment	6,636	1,196
Investments in restricted cash	(856)	-
Other	(173)	615
Net cash used in investing activities	(78,122)	(45,151)
Cash flow from financing activities:
Net change in outstanding debt	50,368	22,257
Proceeds from sales of treasury stock	2,574	2,517
Purchases of treasury stock	(6,115)	(5,625)
Dividends	(13,194)	(10,488)
Excess tax benefits from stock-based compensation	1,463	1,931
Net cash provided by (used in) financing activities	35,096	10,592
Effect of foreign currency rate changes on cash	3,972	5,011
Net increase (decrease) in cash and cash equivalents	2,968	(678)
Cash and cash equivalents at beginning of period	17,805	15,997
Cash and cash equivalents at end of period	$20,773	$15,319

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Minerals	48%	52%	45%	49%
Environmental	35%	33%	37%	37%
Oilfield services	13%	9%	13%	9%
Transportation	7%	8%	7%	8%
Intersegment shipping	-3%	-2%	-2%	-3%
	100%	100%	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2006, is unaudited. The condensed consolidated balance sheet as of December 31, 2006 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2006. The information furnished herein includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2007 and 2006, and the financial position of the Company as of September 30, 2007, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

New Accounting Standards

In May 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). This guidance amends FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purposes of recognizing previously unrecognized tax benefits. Our adoption of this guidance did not have a material effect on our financial statements.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding	30,145,918	29,902,831	30,129,934	29,962,153
Dilutive impact of stock options	788,234	971,084	757,540	862,675
Weighted average number of common and common equivalent shares for the period	30,934,152	30,873,915	30,887,474	30,824,828
Number of common shares outstanding at the end of the period	30,031,014	29,914,446	30,031,014	29,914,446

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	300,730	232,660	375,675	290,200

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 3: ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at September 30, 2007 and December 31, 2006 are comprised of the following components:

	September 30,	December 31,
	2007	2006
Crude stockpile inventories	$26,108	$26,390
In-process inventories	37,273	32,640
Other raw material, container, and supplies inventories	28,538	25,582
	$91,919	$84,612

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

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2007	2007
Balance at beginning of period	$5,715	$6,173
Settlement of obligations	(1,531)	(679)
Liabilities incurred and accretion expense	1,396	86

Balance at end of period	$5,580	$5,580

A reconciliation of the activity within our accrued warranty obligation is as follows:

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2007	2007
Balance at beginning of period	$911	$1,046
Charged to costs and expenses	500	71
Net settlements	(413)	(107)
Foreign currency translation	17	5

Balance at end of period	$1,015	$1,015

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

The following summaries set forth certain financial information by business segment:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
Minerals	$262,432	$237,463	$90,906	$79,274
Environmental	189,927	151,996	76,121	59,120
Oilfield services	72,137	43,270	27,143	14,157
Transportation	38,654	38,619	14,381	13,300
Intersegment shipping	(13,370)	(15,711)	(4,953)	(5,679)
Total	$549,780	$455,637	$203,598	$160,172

Operating profit (loss):
Minerals	$26,706	$26,172	$9,135	$9,584
Environmental	31,016	21,275	14,838	8,849
Oilfield services	13,843	7,237	5,753	2,270
Transportation	2,002	2,190	730	775
Corporate	(13,733)	(13,591)	(4,453)	(5,070)
Total	$59,834	$43,283	$26,003	$16,408

	As of Sept. 30, 2007	As of Dec. 31, 2006
Assets:
Minerals	$306,582	$245,417
Environmental	194,031	145,884
Oilfield services	94,730	84,917
Transportation	4,130	3,722
Corporate	38,552	31,284
Total	$638,025	$511,224

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Depreciation, depletion and amortization:
Minerals	$11,301	$9,013	$4,156	$2,736
Environmental	4,605	3,027	1,628	1,032
Oilfield services	4,900	1,688	1,734	454
Transportation	42	58	11	22
Corporate	840	820	354	265
Total	$21,688	$14,606	$7,883	$4,509

Capital expenditures:
Minerals	$14,960	$19,616	$5,818	$7,154
Environmental	6,918	7,265	2,531	1,561
Oilfield services	7,235	2,560	3,155	579
Transportation	61	51	45	30
Corporate	8,403	488	4,122	131
Total	$37,577	$29,980	$15,671	$9,455

Research and development expense:
Minerals	$3,107	$2,826	$1,253	$856
Environmental	1,673	1,794	585	672
Oilfield services	133	-	45	-
Corporate	758	88	323	25
Total	$5,671	$4,708	$2,206	$1,553

Note 5: EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$1,245	$1,303	$415	$434
Interest cost	1,656	1,490	552	497
Expected return on plan assets	(2,021)	(1,891)	(674)	(630)
Amortization of prior service cost	50	23	17	8

Net periodic benefit cost	$930	$925	$310	$309

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 that we expected to contribute $1,000 to our pension plan in 2007. That full contribution was made in the first quarter of 2007.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 6: INCOME TAXES

Our effective tax rate from continuing operations for the nine months ended September 30, 2007 was 23.32%, which differs from the U.S. Federal statutory rate of 35% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries. Additionally, the 23.32% includes a decrease to income tax expense of $590 largely due to the release of liabilities for uncertain tax positions for which the statute of limitations has expired. Excluding the $590, the effective tax rate would have been 24.45%.

Our effective tax rate from continuing operations for the nine months ended September 30, 2006 was 20.4%, which varies from the U.S. Federal statutory rate of 35% for the same depletion and foreign tax rates mentioned above. Additionally, the 20.4% includes a decrease to income tax expense of $2,962 largely due to our settling an IRS audit (benefit of $3,412) offset by a $450 increase in tax expense primarily for other differences. Excluding the $2,962, the effective tax rate for the nine months ended September 30, 2006 would have been 27.1%.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service (“IRS”) has examined our U.S. federal income tax returns for all years through 2003.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Our adoption of FIN 48 resulted in a $252 decrease in retained earnings and increases to income taxes payable of $2,065, deferred tax assets of $1,876 and income tax receivables of $189. In addition, we reclassified $4,379 of income tax liabilities from current liabilities to non-current liabilities as we do not anticipate settling these liabilities within the next twelve months.

At January 1, 2007, our worldwide liability for uncertain tax positions was $4,846. Unrecognized tax benefits of $2,778 at January 1, 2007 would affect our effective tax rate if recognized. Excluding amounts related to the expiration of statutes of limitations mentioned above, there were no significant changes in components of the liability in the nine months ending September 30, 2007.

We record penalties and interest relating to uncertain tax positions in the income tax expense line item within our consolidated statement of income. At January 1, 2007, our balance sheet includes a liability of $2,064 for the possible payment of interest and penalties.

During the nine months ended September 30, 2007, we recognized a portion of our previously unrecognized benefits as a result of the expiry of statutes of limitations in certain jurisdictions. As discussed above, the amounts recognized favorably impacted our effective tax rate in the period. As a result of these closed tax years, our worldwide liability for uncertain tax positions has decreased to $4,639, of which $2,551 would affect our effective tax rate if recognized. Furthermore, our balance sheet at September 30, 2007 includes a liability of $1,626 for interest and penalties.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

At September 30, 2007, approximately $1,095 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months. Of this amount, $850 could have an impact on our effective tax rate.

Note 7: ACQUISITIONS

In the nine months ended September 30, 2007, we paid former owners of businesses we acquired pursuant to contingent payment arrangements associated with those acquisitions and resulted in $1,063 of additional goodwill.

In January 2007, our Environmental segment acquired the business assets of LBI Technologies, Inc., whose product, Liquid Boot ®, is a spray-applied, asphalt based coating used under slabs and / or backfilled walls as part of a barrier system to prevent the intrusion of gas or organic vapors into occupied structures or buildings. We paid approximately $17,762 for the business and recognized $7,796 of goodwill and $7,150 of intangible assets. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed. The acquisition agreement provides for contingent consideration which, if the consideration is recognized, would result in additional goodwill.

In March 2007, our Minerals segment acquired the Microsponge ® technology and all related business assets, including an existing customer base and patent portfolio. Microsponge ® is a system of biologically inert particles that is used to deliver active ingredients in dermatological products such as lotions and ointments. We paid approximately $8,085 for the business and recognized $1,179 of goodwill and $9,010 of intangible assets for this acquisition as of September 30, 2007. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed. The acquisition agreement provides for contingent consideration which, if the consideration is recognized, would result in additional goodwill.

In June 2007, our Minerals segment acquired all of the shares of Bensan Aktiflestirilmis Bentonit Sanayi ve Ticaret A.S., a Turkish bentonite company which owns or controls considerable bentonite reserves and serves a diverse market base, including bleaching earth (edible oil industry), general-purpose drilling, foundry, detergents and desiccants. Turkey is the leading producer of white bentonites for specialized applications. We paid approximately $11,656 for the business and recognized $897 and $5,000 of goodwill and intangible assets, respectively, as of September 30, 2007. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed.

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

We operate in five segments: Minerals, Environmental, Oilfield services, Transportation and Corporate. Our Minerals segment operates in three principal markets: metalcasting, pet products and specialty minerals. The Environmental segment’s principal markets include lining technologies and building materials. Our Oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, rental tools, well testing data services and nitrogen blanketing services. Our Transportation segment operates a national truckload carrier business through contracted relationships with owner-operators of Class 8 trucks and a leased fleet of flat-bed and dry-van trailers. It also operates a brokered truckload freight business. Intersegment shipping revenues are eliminated in our Corporate segment.

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

Three months ended September 30, 2007 vs. September 30, 2006

Results of operations (in millions):

Net sales:

2007	2006	% Change
$203.6	$160.2	27%

The following table details the quarter’s consolidated sales growth components over the prior year’s comparable period:

	Base Business	Acquisitions	Foreign Exchange	Total
Minerals	2.1%	4.0%	1.2%	7.3%
Environmental	7.1%	1.7%	1.8%	10.6%
Oilfield services	3.8%	4.2%	0.1%	8.1%
Transportation	1.1%	0%	0.0%	1.1%
Total	14.1%	9.9%	3.1%	27.1%
% of growth	52.3%	36.3%	11.4%	100.0%

In addition, the next table shows the distribution of the quarter’s sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	32.2%	7.5%	5.0%	44.7%
Environmental	19.6%	15.9%	1.9%	37.4%
Oilfield services	11.3%	2.0%	0.0%	13.3%
Transportation	4.6%	0.0%	0.0%	4.6%
Total - current year's quarter	67.8%	25.4%	6.9%	100.0%
Total from prior year's comparable quarter	68.8%	23.9%	7.3%	100.0%

The increase in Americas-based sales (in absolute dollar value) was due to acquisitions and the relatively large base business growth generated by our Oilfield Services segment.

Gross profit:

	2007	2006	% Change
	$54.3	$42.2	29%
Margin	26.7%	26.4%	N/A

Increased sales were responsible for the increase in gross profit in the period. Gross margin improved by 30 basis points due to favorable segment sales distribution. Our higher growth segments, Environmental and Oilfield services, also have the highest gross margins.

General, selling &  administrative expenses:

2007	2006	% Change
$28.3	$25.8	10%

The increase over the 2006 third quarter includes the benefit of a gain on the sale of vacant land, which reduced our Environmental segment’s GS&A by $2.4 million in the current 2007 quarter. Excluding this benefit, GS&A would have increased by $4.9 million, or 19 percent, over the prior-year quarter. In aggregate, acquired businesses, including amortization of intangible assets, accounted for approximately $3.3 million of the increase in the 2007 third quarter.

Operating profit:

	2007	2006	% Change
	$26.0	$16.4	59%
Margin	12.8%	10.2%	N/A

Sales and gross profit growth led to the improvement in operating profit over the 2006 third quarter. The improvement in operating margin was principally due to the higher gross margin reported in the current period and the benefit from the gain on sale of vacant land. Excluding this benefit, operating profit would have grown by 44.0 percent and operating margin would have been 11.6 percent in the 2007 third quarter.

Interest expense, net:

2007		2006	% Change
$	(2.4)	$ (0.7)	243%

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

Other income / (expense):

2007		2006	% Change
$	(0.8)	$ (0.3)	167%

In the current reporting period, we recognized greater foreign exchange losses primarily resulting from transactions originated at our international subsidiaries. We do not actively hedge our exposures to foreign currencies.

Income tax expense:

	2007	2006	% Change
	$4.7	$1.2	292%
Effective tax rate	20.7%	8.0%	N/A

Favorable adjustments to liabilities for unrecognized tax benefits reduced the effective tax rate in the 2007 quarter. These adjustments benefited income by approximately $1.0 million. Excluding these adjustments, the effective tax rate would have been 24.9 percent in this year’s quarter. Favorable tax reductions of approximately $3.4 million related to the settlement of an IRS audit caused the low tax rate in the 2006 quarter.

Income from affiliates & joint ventures:

2007	2006	% Change
$2.1	$1.9	11%

Our India-based investments contributed the increase in income from joint ventures and affiliates in the current period. Those investments also accounted for a large majority of the income reported in both periods.

Net income:

	2007	2006	% Change
	$20.1	$16.6	21%
Margin	9.9%	10.4%	N/A

Current-period net income improved due largely to greater operating profit.

Diluted earnings per share:

2007	2006	% Change
$0.65	$0.54	20%

Earnings per share improved commensurate with greater net income. The gain from discontinued operations mentioned above resulted in a $0.02 per share decrease in the current-year period as compared to the prior-year period. Weighted average common and common equivalent shares outstanding remained relatively unchanged at 30.9 million in the current-year period compared with 30.8 million the 2006 period.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals	Three Months Ended September 30,
	2007		2006		2007 vs. 2006
	(Dollars in Thousands)

Net sales	$90,906	100.0%	$79,274	100.0%	$11,632	14.7%
Cost of sales	73,610	81.0%	63,503	80.1%
Gross profit	17,296	19.0%	15,771	19.9%	1,525	9.7%
General, selling and administrative expenses	8,161	9.0%	6,187	7.8%	1,974	31.9%
Operating profit	9,135	10.0%	9,584	12.1%	(449)	-4.7%

Base business sales, on a constant currency basis, increased by 4.3 percent from the prior-year period primarily due to export shipments from the U.S., as well as increased shipments and pricing in pet products and greater shipments in the Asia-Pacific region. An acquisition and favorable exchange rates grew sales by 8.0 percent and 2.4 percent over the prior-year quarter, respectively. The acquired business was purchased in October 2006 and is a part of our metalcasting product line. Favorable exchange rates provided growth due to strengthening of the British Pound and Asian currencies against the US dollar.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$65,533	$57,056	14.9%
EMEA	15,174	13,940	8.9%
Asia Pacific	10,199	8,278	23.2%
Total segment	$90,906	$79,274	14.7%

The segment suffered a 90 basis point decline in gross margin compared with the 2006 quarter. Higher freight revenues, which generate minimal profit, in the current-year quarter caused the gross margin decline.

Acquired business expenses were approximately $1.0 million of the increase over the prior-year quarter. Base business GS&A (general, selling and administrative expenses) grew in the Asia Pacific region due to higher marketing expenses and start-up costs at the Tianjin, China facility.

Operating margin declined 210 basis points from the 2006 period in conjunction with the lower gross margin and increase in GS&A.

Effective beginning in the first quarter of 2007, we included our nanocomposite business within the Minerals segment. Those expenses were previously included within the Corporate segment. The 2006 segment results also reflect the change in reporting. Operating results and profit margins for both reporting periods were not materially impacted by the change.

	Three Months Ended September 30,
Environmental	2007		2006		2007 vs. 2006
	(Dollars in Thousands)

Net sales	$76,121	100.0%	$59,120	100.0%	$17,001	28.8%
Cost of sales	50,839	66.8%	39,303	66.5%
Gross profit	25,282	33.2%	19,817	33.5%	5,465	27.6%
General, selling and administrative expenses	10,444	13.7%	10,968	18.6%	(524)	-4.8%
Operating profit	14,838	19.5%	8,849	14.9%	5,989	67.7%

Base business sales, on a constant currency basis, increased by 19.3 percent over the prior-year period. Growth in contracting services (based in the U.S.) and greater lining technologies and building materials shipments in Europe contributed to the base business growth over the 2006 quarter. Acquired businesses and favorable foreign currencies grew sales by 4.6 percent and 4.9 percent, respectively. Relative strengthening of the Polish Zloty, British Pound and the Asian currencies against the US dollar led to the foreign currency-based growth.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change

Americas	$39,987	$33,304	20.1%
EMEA	32,358	22,367	44.7%
Asia Pacific	3,776	3,449	9.5%
Total segment	$76,121	$59,120	28.8%

Higher relative contribution from contracting services caused the 30 basis point decline in the Environmental segment gross margin compared with the prior-year period.

A benefit from a gain on the sale of vacant land reduced Environmental segment GS&A by $2.4 million in the current-year quarter. Acquired businesses accounted for approximately $0.8 million of the increase over the prior-year quarter within the Environmental segment. Base business GS&A increased primarily due to higher marketing and sales expenses at the European operations.

Operating margin improved by 460 basis points primarily due to the benefit from the land sale and lower relative increase in GS&A expenses in the current-year quarter. Excluding the benefit from the land sale, operating margin would have been 16.3 percent in the 2007 quarter.

	Three Months Ended September 30,
Oilfield Services	2007		2006		2007 vs. 2006
	(Dollars in Thousands)

Net sales	$27,143	100.0%	$14,157	100.0%	$12,986	91.7%
Cost of sales	16,896	62.2%	9,090	64.2%
Gross profit	10,247	37.8%	5,067	35.8%	5,180	102.2%
General, selling and administrative expenses	4,494	16.6%	2,797	19.8%	1,697	60.7%
Operating profit	5,753	21.2%	2,270	16.0%	3,483	153.4%

Base business sales, on a constant currency basis, increased by 43.5 percent over the prior-year period. Growth was led by increased filtration and pipeline service levels in the Gulf of Mexico. International markets, principally in the North Sea and West Africa, also improved over the prior-year quarter. Acquired businesses and favorable foreign currencies grew sales by 47.1 percent and 1.1 percent, respectively. The two acquired businesses - Nitrogen Services and Rental Tools and Equipment -also experienced growth over their respective annual sales rates prior to our ownership.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change

Americas	$23,023	$12,178	89.1%
EMEA	4,120	1,979	108.2%
Asia Pacific	-	-	N/A

Total segment	$27,143	$14,157	91.7%

Gross margin improved by 200 basis points primarily due to higher relative profitability contributed by the acquired businesses. Additionally, margins improved in the base business operations due to more favorable product/service mix.

Approximately $1.4 million of the increase in general, selling and administrative expenses was due to acquired businesses. Base business GS&A increased due to higher personnel costs. Operating margin improved 520 basis points due to the higher relative increase in gross profit than GS&Aover the prior-year period.

	Three Months Ended September 30,
Transportation	2007		2006		2007 vs. 2006
	(Dollars in Thousands)

Net sales	$14,381	100.0%	$13,300	100.0%	$1,081	8.1%
Cost of sales	12,906	89.7%	11,737	88.2%
Gross profit	1,475	10.3%	1,563	11.8%	(88)	-5.6%
General, selling and administrative expenses	745	5.2%	788	5.9%	(43)	-5.5%
Operating profit	730	5.1%	775	5.9%	(45)	-5.8%

Traffic levels and revenue mix improved over the prior-year period. Gross profit and margins were negatively impacted by the higher net fuel surcharge costs. GS&A spending declined over the 2006 quarter in several categories.

	Three Months Ended September 30,
Corporate	2007	2006	2007 vs. 2006
	(Dollars in Thousands)
Intersegment shipping sales	$(4,953)	$(5,679)
Intersegment shipping costs	(4,953)	(5,679)
Gross profit	-	-
Corporate general, selling and administrative expenses	4,453	5,070	(617)	-12.2%
Operating loss	4,453	5,070	(617)	-12.2%

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

Corporate GS&A increased principally due to professional service expenses incurred in the 2006 third quarter that related to the previously described income tax refunds.

Nine months ended September 30, 2007 vs. September 30, 2006

Results of operations (in millions):

Net sales:

2007	2006	% Change
$549.8	$455.6	21%

The following table details the period’s consolidated sales growth components over the prior year’s comparable period:

	Base Business	Acquisitions	Foreign Exchange	Total
Minerals	0.7%	3.6%	1.2%	5.5%
Environmental	5.0%	1.7%	1.6%	8.3%
Oilfield services	1.9%	4.2%	0.2%	6.3%
Transportation	0.5%	0%	0.0%	0.5%
Total	8.1%	9.5%	3.0%	20.6%
% of growth	39.2%	46.3%	14.5%	100.0%

In addition, the next table shows the distribution of the period’s sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	34.9%	7.2%	5.6%	47.7%
Environmental	18.0%	14.5%	2.0%	34.5%
Oilfield services	11.2%	1.9%	0.0%	13.1%
Transportation	4.6%	0.0%	0.0%	4.6%
Total - current year's period	68.8%	23.7%	7.5%	100.0%
Total from prior year's comparable period	69.2%	23.3%	7.5%	100.0%

Acquired businesses largely generated the sales growth in the Americas. Base business growth was primarily generated in the Asia-Pacific region.

Gross profit:

	2007	2006	% Change
	$147.6	$117.6	26%
Margin	26.8%	25.8%	N/A

Increased sales were responsible for the increase in gross profit in the period. Gross margin improved by 100 basis points due to favorable segment sales distribution. Our higher growth segments, Environmental and Oilfield services, have the highest gross margins.

General, selling & administrative expenses:

2007	2006	% Change
$87.8	$74.4	18%

Current-period GS&A is net of a benefit from a gain on the sale of vacant land, which was described earlier in this report. Excluding this benefit, GS&A would have increased by $15.8 million, or 21.2 percent, over the prior-year period. In aggregate, operating expenses associated with acquired businesses accounted for approximately $8.8 million of the increase in operating expenses over the prior-year period. Higher personnel levels and professional fee expenses represented the largest portion of the remaining increase.

Operating profit:

	2007	2006	% Change
	$59.8	$43.3	38%
Margin	10.9%	9.5%	N/A

Sales and gross profit growth, as well as the gain on the land sale described above, led to the improvement in operating profit over the 2006 period. Excluding the benefit from the land sale, operating profit would have grown by 32.6 percent and operating margin would have been 10.4 percent in the 2007 period.

Interest expense, net:

2007	2006	% Change
$6.5	$1.8	261%

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

Other income / (expense):

2007	2006	% Change
$(1.0)	$0.3	N/A

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

Income tax expense:

	2007	2006	% Change
	$12.2	$8.5	44%
Effective tax rate	23.3%	20.4%	N/A

Our effective tax rate in both reporting periods continues to differ from the U.S. Federal statutory 35% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates. The 2006 period included an additional benefit for adjustments related to previously recorded tax liabilities. The decline in the tax rate in the 2007 period also reflects updated estimates of taxable income distribution between our domestic and overseas businesses and adjustments of previously recorded tax liabilities.

Income from affiliates & joint ventures:

2007	2006	% Change
$6.1	$4.5	36%

Our India-based investments contributed the increase in income from joint ventures and affiliates in the current-year period. Those investments also accounted for a large majority of the income reported in both periods.

Net income:

	2007	2006	% Change
	$46.0	$38.2	20%
Margin	8.4%	8.4%	N/A

Current-period net income improved due to higher operating profit and increased contribution from affiliate and joint venture investments. Discontinued operations accounted for a loss of $0.3 million in the current-year reporting period and a gain of $0.6 million in the prior-year period. The current-period loss was caused by the sale of a business based in the U.K., which was part of our Minerals segment, while the gain recorded in the prior year was generated by receipt of tax refunds that related to a business sold in 2000.

Diluted earnings per share:

2007	2006	% Change
$1.48	$1.24	19%

Earnings per share improved commensurate with greater net income. Discontinued operations related to the sale of one of our U.K. businesses resulted in a $0.01 per share decrease in the current-year period whereas a gain recorded in the prior-year period accounted for $0.02 per share. Weighted average common and common equivalent shares outstanding were 30.9 million for both reporting periods.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

	Nine Months Ended September 30,
Minerals	2007		2006		2007 vs. 2006
	(Dollars in Thousands)

Net sales	$262,432	100.0%	$237,463	100.0%	$24,969	10.5%
Cost of sales	212,005	80.8%	191,152	80.5%
Gross profit	50,427	19.2%	46,311	19.5%	4,116	8.9%

General, selling and administrative expenses	23,721	9.0%	20,139	8.5%	3,582	17.8%
Operating profit	26,706	10.2%	26,172	11.0%	534	2.0%

Base business sales, on a constant currency basis, improved by 1.2 percent from the prior-year period. Pet products and specialty materials product line sales grew due to increased shipments and pricing in certain sectors. Higher shipments in the metalcasting business in the Asia-Pacific region also contributed to base business growth. Domestic metalcasting shipments declined due to soft end-markets.

An acquisition and favorable exchange rates grew sales 7.0 percent and 2.3 percent, respectively, over the prior-year period. The acquired business was purchased in October 2006 and is a part of our metalcasting product line. Favorable exchange rates provided the growth due to strengthening of the British Pound and Asian currencies against the US dollar.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$192,057	$175,334	9.5%
EMEA	39,817	36,882	8.0%
Asia Pacific	30,558	25,247	21.0%

Total segment	$262,432	$237,463	10.5%

Gross margin declined by 30 basis points due to a number of factors. Higher sales from the pass-through of freight costs and high start-up costs at the Tianjin, China, facility accounted for the negative margin impact.

Approximately $1.9 million of the increase in general, selling and administrative expenses was due to an acquired business. Higher operating expenses at the Asia-Pacific operations caused the largest portion of the increase in base business GS&A.

Operating margin declined by 80 basis points from the 2006 period in conjunction with the lower gross margin and increase in GS&A expenses.

Effective beginning in the first quarter of 2007, we included our nanocomposite business within the Minerals segment. Those expenses were previously included within the Corporate segment. The 2006 segment results also reflect the change in reporting. Operating results and profit margins for both reporting periods were not materially impacted by the change.

	Nine Months Ended September 30,
Environmental	2007		2006		2007 vs. 2006
	(Dollars in Thousands)

Net sales	$189,927	100.0%	$151,996	100.0%	$37,931	25.0%
Cost of sales	124,523	65.6%	99,934	65.7%
Gross profit	65,404	34.4%	52,062	34.3%	13,342	25.6%
General, selling and administrative expenses	34,388	18.1%	30,787	20.3%	3,601	11.7%
Operating profit	31,016	16.3%	21,275	14.0%	9,741	45.8%

Base business sales, on a constant currency basis, increased by 15.0 percent over the prior-year period. Improved shipments of lining technology and building material products in the Europe contributed the largest portion of the increase. The U.S.-based contracting services business also increased sales over the prior-year period. Acquired businesses and favorable foreign currencies grew sales 5.1 percent and 4.9 percent, respectively. Relative strengthening of the Polish Zloty, British Pound and the Asian currencies against the US dollar led to the foreign currency-based growth.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$99,117	$81,724	21.3%
EMEA	79,899	61,446	30.0%
Asia Pacific	10,911	8,826	23.6%
Total segment	$189,927	$151,996	25.0%

Gross profit improved in conjunction with sales. The 10 basis point improvement in gross margin was due to product mix and lower manufacturing costs in the U.S. operations.

A benefit from a gain on the sale of vacant land reduced GS&A by $2.4 million in the current-year period. Acquired businesses accounted for approximately $2.5 million of the increase over the prior-year period within the segment. Base business GS&A increased primarily due to higher marketing and sales expenses at the European operations. Stronger foreign currencies also caused the increase.

Operating margin improved by 230 basis points primarily due to the benefit from the land sale and lower relative increase in GS&A expenses in the current-year period. Excluding the benefit from the land sale, operating margin would have been 15.1 percent in the 2007 period.

	Nine Months Ended September 30,
Oilfield Services	2007		2006		2007 vs. 2006
	(Dollars in Thousands)

Net sales	$72,137	100.0%	$43,270	100.0%	$28,867	66.7%
Cost of sales	44,633	61.9%	28,558	66.0%
Gross profit	27,504	38.1%	14,712	34.0%	12,792	86.9%
General, selling and administrative expenses	13,661	18.9%	7,475	17.3%	6,186	82.8%
Operating profit	13,843	19.2%	7,237	16.7%	6,606	91.3%

Base businesses sales, on a constant currency basis, increased by 20.5 percent over the prior-year period. Growth was led by higher well testing and pipeline service revenues primarily generated in Texas and the Gulf of Mexico. Acquired businesses and favorable foreign currencies grew sales 44.5 percent and 1.7 percent, respectively, over the prior year’s period. The two acquired businesses - Nitrogen Services and Rental Tools and Equipment -also experienced growth over their respective annual sales rates prior to our ownership.

This table provides further details on net sales by geographical area for the segment:

	2007	2006	% Change
Americas	$61,623	$35,341	74.4%
EMEA	10,514	7,929	32.6%
Asia Pacific	-	-	N/A

Total segment	$72,137	$43,270	66.7%

Gross margin improved by 410 basis points primarily due to product/service mix. The two acquired businesses also both generate higher margins than our base businesses.

Approximately $4.3 million of the increase in general, selling and administrative expenses was due to acquired businesses. Base business GS&A increased due to higher personnel costs. Operating margin improved 250 basis points due to the higher relative increase in gross profit than GS&A over the prior-year period.

	Nine Months Ended September 30,
Transportation	2007		2006		2007 vs. 2006
	(Dollars in Thousands)

Net sales	$38,654	100.0%	$38,619	100.0%	$35	0.1%
Cost of sales	34,399	89.0%	34,062	88.2%
Gross profit	4,255	11.0%	4,557	11.8%	(302)	-6.6%
General, selling and administrative expenses	2,253	5.8%	2,367	6.1%	(114)	-4.8%
Operating profit	2,002	5.2%	2,190	5.7%	(188)	-8.6%

Overall traffic levels declined in the current-year period. Transportation services for the Environmental segment primarily led to the decline. Pricing was relatively constant compared with the prior-year period. Gross profit and margins were negatively impacted by revenue mix and higher net fuel costs. GS&A spending declined over the 2006 period in several categories.

	Nine Months Ended September 30,
Corporate	2007	2006	2007 vs. 2006
	(Dollars in Thousands)
Intersegment shipping sales	$(13,370)	$(15,711)
Intersegment shipping costs	(13,370)	(15,711)
Gross profit	-	-
Corporate general, selling and administrative expenses	13,733	13,591	142	1.0%
Operating loss	13,733	13,591	142	1.0%

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

Corporate GS&A increased primarily due to higher personnel and professional service expenses.

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

	Nine Months Ended
Cash Flows	September 30,
($ in millions)	2007	2006
Net cash provided by (used in) operating activities	$42.0	$28.9
Net cash provided by (used in) investing activities	$(78.1)	$(45.2)
Net cash provided by (used in) financing activities	$35.1	$10.6

Cash flows from operating activities improved largely due to higher current-year net income and non-cash charges such as depreciation and amortization. Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern will continue for the remainder of 2007.

Cash flows used in investing activities increased in the 2007 period primarily due to acquisitions. We acquired three businesses in the current-year period, Liquid Boot Technologies, included in our Environmental segment, the Microsponge® business of Cardinal Health Care Company and a Turkish minerals company, Bensan A.S., both included in our Minerals segment. Capital expenditures totaled $37.6 million for the 2007 period compared with $30.0 million in the prior-year period. Equipment purchases for the Oilfield Services segment and expenditures related to Corporate segment projects accounted for the increase. Capital expenditures for 2007 are estimated to be in the range of $42 million to $47 million. Investments and advances to affiliates and joint ventures increased primarily due to funding for new investments in Europe and Mexico. The European venture, in which we own 50% of the shares, will be engaged in processing, marketing and selling specialty minerals to the European market. Our partner is Ashapura Minechem Limited, an industrial minerals company based in India, in which we own approximately 21% of the outstanding shares. Other investing activities are primarily represented by cash proceeds associated with the sale of land and depreciable assets.

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

Year-to-date dividends increased to $0.44 per share from $0.35 per share in the prior-year period, consequently increasing the financing needs this year. We spent $6.1 million repurchasing our stock on the open market through September 30, 2007. As of that date, we have $8.9 million of funds available to repurchase shares. Our Board of Directors authorized these funds on November 9, 2006; the authorization will expire on November 10, 2008.

	As at
Financial Position	September 30,	December 31,
($ in millions)	2007	2006
Working capital	$202.0	$173.3
Goodwill & intangible assets	$94.9	$66.0
Total assets	$638.0	$511.2

Long-term debt	$164.2	$112.4
Other long-term obligations	$32.8	$25.6
Stockholder's equity	$338.1	$294.8

Working capital at September 30, 2007, increased over the amount at December 31, 2006 due principally to an increase in accounts receivable commensurate with the growth in sales. Current ratio was 3.0-to-1 and 3.2-to-1 at September 30, 2007, and December 31, 2006, respectively.

Long-term debt increased commensurate with funding of the aforementioned acquisitions, greater working capital requirements and funding of capital expenditures. Consequently, long-term debt relative to total capitalization rose to 33% at September 30, 2007, compared with 28% at December 31, 2006. As described above, we renegotiated the bank credit agreement in the first quarter of 2007. We have approximately $72 million of borrowing capacity available from our revolving credit facility. We are in compliance with financial covenants related to our debt facilities as of September 30, 2007.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2006, the Board of Directors announced a program to repurchase up to $15 million of our outstanding stock; this authorization expires November 10, 2008. The table below illustrates our stock repurchases in 2007 and the amount remaining under this program.

	Total Number of		Maximum Value of
	Shares Repurchased	Average	Shares that May Yet Be
	as Part of the Stock	Price Paid	Repurchased Under the
2007	Repurchase Program	Per Share	Program
Balance at the beginning of the year			$15,000,000
Activity in 2007 calendar month of:
January	-	$-	$15,000,000
February	-	$-	$15,000,000
March	-	$-	$15,000,000
April	-	$-	$15,000,000
May	250,000	$24.34	$8,915,000
June	-	$-	$8,915,000
July	-	$-	$8,915,000
August	-	$-	$8,915,000
September	-	$-	$8,915,000

	250,000	$24.34	$8,915,000

Item 6: Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	November 7, 2007	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Date:	November 7, 2007	/s/ Gary L. Castagna
Gary L. Castagna
Senior Vice President and Chief Financial Officer
and Principal Accounting Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.