Form 10-K
period 2007-12-31
AMCOL INTERNATIONAL CORP
filed 2008-03-17
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________
Commission File Number: 0-15661

AMCOL INTERNATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	36-0724340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North Arlington, 1500 West Shure Drive, Suite 500 Arlington Heights, Illinois (Address of principal executive offices)	60004-7803 (Zip Code)

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

Large accelerated filer ☐     Accelerated filer  ☒     Non-accelerated filer ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $27.31 per share on June 30, 2007, and, for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $631.1 million.

Registrant had 30,096,140 shares of $.01 par value Common Stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

INTRODUCTION

AMCOL International Corporation was originally incorporated in South Dakota in 1924 as the Bentonite Mining & Manufacturing Company. Its name was changed to American Colloid Company in 1927, and in 1959, the Company was reincorporated in Delaware. In 1995, its name was changed to AMCOL International Corporation. Except as otherwise noted or indicated by context, the term “Company” refers to AMCOL International Corporation and its subsidiaries.

We operate in five segments: minerals, environmental, oilfield services, transportation and corporate. Our minerals segment mines, processes and distributes clays and products with similar applications for use in various industrial and consumer markets. Our environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, well testing, and other services for the oil and gas industry. Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Intersegment shipping revenues are eliminated in our corporate segment.

The following table sets forth the percentage contributions of our operating segments to our net sales for the last three years.

	Percentage of Net Sales
	2007	2006	2005
Minerals	48%	52%	55%
Environmental	34%	33%	32%
Oilfield services	14%	10%	7%
Transportation	7%	8%	9%
Intersegment shipping	-3%	-3%	-3%
	100%	100%	100%

Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of our business segments are set forth in our Notes to Consolidated Financial Statements included later herein.

MINERALS SEGMENT

The business is principally conducted through wholly-owned subsidiaries and investments in affiliates and joint ventures throughout the world. Our principal bentonite products are marketed under various internationally registered trade names, including VOLCLAY®, PANTHER CREEK®, PREMIUM GEL® and ADDITROL®.

Our principal mineral is bentonite. Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 50 feet beneath overburden of up to 60 feet. There are two basic types of bentonite, each having different chemical and physical properties. These are commonly known as sodium bentonite and calcium bentonite. Sodium bentonite is generally referred to as Western bentonite because it predominately exists in the Western United States. Sodium bentonites of lesser purity exist outside the United States. Calcium bentonite is sometimes referred to as Southern bentonite in the United States and as Fuller’s Earth outside the United States. Calcium bentonites mined outside the United States are sometimes activated with sodium carbonate or similar compounds to produce properties similar to natural sodium bentonite.

Principal Products and Markets

Metalcasting. In the formation of sand molds for metalcastings, sand is bonded with bentonite and various other additives to yield desired casting form and surface finish. We serve the foundry and casting industry throughout North America and the Asia-Pacific region with custom-blended bentonite and allied non-bentonite products to strengthen sand molds for cast auto parts, farm implements, railcars, home appliances and metallurgical products. The blended mineral binders containing sodium bentonite, calcium bentonite, seacoal and other ingredients are sold under the trade name ADDITROL®. We also have a line of formulated additives that are used to introduce silicon and carbon in the melt phase of the casting process.

Pet Products. We produce and market sodium bentonite-based scoopable (clumping), traditional and alternative cat litters as well as specialty pet products to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout the U.S. Our scoopable products’ clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Our products are marketed under various trade names.

Basic Minerals. We supply minerals in industrial applications where it is used as a component of the end product to the consumer. These markets and applications include:

•
Petroleum Products. Sodium bentonite and leonardite, a form of oxidized lignite which we mine and process in North Dakota, are components of drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties, which facilitate the transport of rock cuttings to the surface during the drilling process. Drilling fluids lubricate the drilling bit and coat the underground formations to prevent hole collapse and drill-bit seizing. Our primary trademark for this application is sold under the trade name PREMIUM GEL®.

•
Other Industrial. We produce bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt. We also supply grades of bentonite used for pellitizing other materials for ease of use. Examples of this application are iron ore and livestock feed.

Specialty Materials. Our specialty products are sold in markets with generally lower volume applications where our material acts as a performance additive. The following are the major markets for such mineral applications:

•
Detergents. We supply high-grade agglomerated bentonite to the detergent industry. Bentonite performs as a softening agent in certain powdered-detergent formulations. It can also act as a carrier for colorants and fragrances.

•
Health and Beauty. We manufacture adsorbent polymers and purified grades of bentonite ingredients for sale to manufacturers of personal skin care products. The adsorbent polymers are used to deliver high-value actives in skin-care products. Bentonite-based materials act as thickening, suspension and dispersion agent emollients.

•
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

Sales and Distribution

In 2007, the top five customers of the minerals segment accounted for approximately 26% of the segment’s sales worldwide. Approximately 72% of our sales in this segment are to customers in the Americas. Metalcasting is our largest market in the Americas and all of our pet products sales are in this region. Our sales in EMEA (Europe, Middle East and Africa) represent approximately 16% of sales and are principally to detergent producers. The Asia-Pacific region represents approximately 12% of sales with metalcasting being our largest market.

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

For our pet products, we are primarily a private-label producer, and have three principal sites from where we package and distribute finished goods. Our transportation segment provides logistics services for the cat litter business, and is a key component of our capability in supplying customers on a national basis.

Certain specialty material markets require considerable technical expertise. Our detergent additives market position requires an ability to not only supply cost-effective products but also provide product development capabilities to adapt to our customers’ product requirements. We experience a similar requirement for our health and beauty business, which makes use of several patents with various durations.

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

ENVIRONMENTAL SEGMENT

Principal Products and Markets

The business is principally conducted through wholly-owned subsidiaries, including Colloid Environmental Technologies Company (“CETCO”), and joint ventures throughout the world. The following are our three principal markets and a description of the products we produce for them:

Lining Technologies. CETCO sells geosynthetic clay liner products containing bentonite under the BENTOMAT® and CLAYMAX® trade names for lining and capping landfills and for containment in tank farms, storm water containment systems, waste stabilization lagoons, sewage lagoons and mine site and wetlands reclamation applications. Additionally, we provide contracting services in the application of certain geosynthetic materials, including our clay liners, for a number of civil infrastructure projects.

Building Materials. Our VOLCLAY® Waterproofing System is sold to the non-residential construction industry. This line includes VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite. VOLTEX® is installed to prevent leakage through underground foundation walls and slabs. The following products round out the principal components of the product line: VOLCLAY PANELS®, also used for below-grade waterproofing of walls and slabs; WATERSTOP-RX®, a joint sealant product; and VOLCLAY SWELLTITE®, a waterproofing membrane for concrete split slabs and plaza areas. We also manufacture and sell asphalt emulsion-based waterproofing systems for residential and non-residential waterproofing applications under several brand names, including Liquid Boot™. In addition, our STRONGSEAL™ and DUCKSBACK™ roofing underlayment systems are sold to the residential and non-residential roofing industry.

Drilling Products. CETCO’s drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. The products are used to install monitoring wells, facilitate horizontal and water well drilling, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY GROUT®, HYDRAUL-EZ®, BENTOGROUT® and VOLCLAY TABLETS® are among the trade names for products used in these applications. Geothermal grouting applications utilizing GEOTHERMAL GROUT™ represent a developing area for CETCO drilling products. VOLCLAY SHORE PAC® is used in special foundation drilling applications.

Sales and Distribution

The top five customers in our environmental segment accounted for less than 10% of the segment sales worldwide. Approximately 51% of sales are in the Americas. The United States is our largest geographical market for all product lines. Approximately 43% of sales are in EMEA and the remaining 6% in the Asia-Pacific region.

Sales and distribution of the lining technologies are primarily performed through our own personnel and facilities. Our staff includes engineers who analyze how customers have specified our products given the customers’ applications and the topographical conditions that liners will endure.

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

OILFIELD SERVICES SEGMENT

Principal Products and Markets

Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, well testing, and other services for the oil and gas industry. We sell products and services through wholly-owned subsidiaries located in Australia; Malaysia; Brazil; Nigeria; the United Kingdom; and the United States. The following are our principal markets and a description of the products and services we provide:

Water Treatment. We employ several technologies allowing offshore oil drilling and production platform operators to maintain compliance with regulatory requirements governing the discharge of waste water generated during oil production.

Well Testing. We provide equipment and personnel for production well control, clean up, unloading, separation, measure of component flow and disposal of fluids from oil and gas wells.

Pipeline. Our personnel utilize engineered equipment that separates, filters, cleans and allows treatment of effluents arising from pipeline testing and maintenance activities.

Nitrogen Services. We also provide liquid nitrogen with our personnel and mobile equipment to the same production platforms, pipeline operators, and refineries. Liquid nitrogen is commonly used to purge atmospheric conditions that will allow safe performance of maintenance activities at these operations. These services are provided in jetting wells that are loading with fluid; well stimulation, including fracturizing and acidizing; displacing completion fluids prior to perforating; airing up cans for offshore floating installations; and pressure testing and other maintenance activities.

Other Products and Services. We rent specialized equipment such as high-pressure pumps, iron, and manifolds to oil and gas production platform operators.

Competition

Our oilfield services group competes with several larger oil services companies using different technologies.

Sales and Distribution

The top two customers in our oilfield services segment accounted for 23% of the segment sales worldwide, with Chevron Texaco accounting for 14% of this segment’s sales. Approximately 86% of sales are in the Americas. The United States is our largest geographical market for all product lines. The remaining 14% of sales primarily originate in EMEA.

Our businesses primarily sell and distribute products and services on a direct basis. Our principal customers are oil companies who maintain substantial offshore and onshore drilling and production platforms for both oil and gas.

Seasonality

Much of the business in the oilfield services sector is impacted by weather conditions given that a significant portion of our customers’ oil and gas production facilities are subject to natural disasters, such as hurricanes.

TRANSPORTATION SEGMENT

We operate a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. These services are provided to our subsidiaries as well as third-party customers. Through our transportation business, we are better able to control costs, maintain delivery schedules and assure equipment availability in the delivery of our products. In 2007, approximately 35% of the revenues of this operation involved services provided to our domestic minerals and environmental segments.

MINERALS & ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

We have reserves of sodium and calcium bentonite at various locations in the United States, including Wyoming, South Dakota, Montana and Alabama, and also in Australia, China, and Turkey. Through our investments in affiliates and joint ventures, we also have access to bentonite deposits in Egypt, India and Mexico. At 2007 consumption rates and product mix, we estimate the proven, assigned reserves of commercially usable sodium bentonite at approximately 17 years. We estimate the proven, assigned reserves of calcium bentonite at approximately 15 years. While we believe, based upon our experience, that our reserve estimates are reasonable and our title and mining rights to our reserves are valid, we have not obtained any independent verification of such reserve estimates or such title or mining rights.

We own or control the properties on which reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of our bentonite reserves are owned. No single or group of mining claims or leases are significant or material to the financial condition or operations of our Company or our minerals segment.

A majority of our bentonite is mined and processed in the United States pursuant to over eighty mining lease and royalty agreements (including easement and right of way agreements) and 1,850 mining claims. The majority of these claims and leases are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres. In general, the reserves are immediately adjacent to, or within sixty miles of, one of seven related processing plants. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material. Access to processing facilities from the mining areas is generally by private road, public highways, or railroads. For each leased property and mining claim, there are multiple means of access.

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

The following table shows a summary of our mineral sales from active mining areas for the last 3 years in short tons, as well as mineral reserves by major mineral category.

				Wet Tons	Assigned	Unassigned		Mining Claims
	Tons Sold (000s)			of Reserves	Reserves	Reserves	Conversion		Unpatented
	2007	2006	2005	(000s)	(000s)	(000s)	Factor	Owned	**	Leased
Sodium Bentonite
Assigned
Australia	5	2	-	861	861	-	75%	-	-	861
Belle/Colony, WY/SD	1,359	1,310	1,295	18,103	18,103	-	77%	783	223	17,097
Lovell, WY	683	663	609	24,266	24,266	-	84%	12,700	10,373	1,193
TOTAL ASSIGNED	2,047	1,975	1,904	43,230	43,230	-		13,483	10,596	19,151

Unassigned
SD, WY, MT	-	-	-	59,662	-	59,662	82%	54,775	3,159	1,729
TOTAL OTHER / UNASSIGNED	-	-	-	59,662	-	59,662		54,775	3,159	1,729

TOTAL SODIUM BENTONITE	2,047	1,975	1,904	102,892	43,230	59,662	0%	68,258	13,754	20,880
					42%	58%		66%	13%	20%
Calcium Bentonite
Assigned
Chao Yang, Liaoning, China	138	126	89	1,375	1,375	-	76%	-	-	1,375
Nevada	-	1	2	536	36	500	76%	36	500	-
Sandy Ridge, AL	119	124	120	3,861	3,861	-	76%	1,592	-	2,269
Turkey	60	-	-	1,115	1,115	-	75%	-	-	1,115
Vici, OK				99	-	99	77%	-	-	99
TOTAL CALCIUM BENTONITE	316	251	211	6,986	6,387	599		1,628	500	4,858
					91%	9%		23%	7%	70%
Leonardite
Gascoyne, ND	61	63	50	1,014	1,014	-	74%	-	-	1,014
					100%					100%
Other
Unassigned
Other (NV)	-	-	-	2,997	-	2,997	75%	-	-	2,997

GRAND TOTALS	2,425	2,289	2,165	113,889	50,631	63,258		69,886	14,254	29,749
					44%	56%		61%	13%	26%

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

Research and Development

Our business segments share research and laboratory facilities and technological developments are shared among our subsidiaries, subject to license agreements where appropriate. Further information on research and development activities is included in our Notes to Consolidated Financial Statements contained in Item 8 of this report.

Regulation and Environmental

We believe we are in material compliance with current, applicable regulations for surface mining. Since reclamation of exhausted mining sites has been a regular part of our surface mining operations for the past 36 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

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

FOREIGN OPERATIONS AND EXPORT SALES

Approximately 32% of our 2007 net sales were to customers in countries outside the Americas. To enhance our overseas market presence, we maintain mineral processing plants in the United Kingdom, China, Australia, South Korea, Poland, Thailand, and Turkey. Chartered vessels deliver large quantities of our bulk, dried sodium bentonite to the plants in the United Kingdom, Poland, Australia, Thailand and South Korea where it is processed and mixed with other clays and distributed throughout Europe and the Asia-Pacific region. In addition, we maintain a worldwide network of independent dealers, distributors and representatives to support sales and distribution.

We manufacture geosynthetic clay liners in the United Kingdom, Spain, Poland, China, South Korea, and India (through our joint venture company Ashapura Volclay Limited). These international operations provide a cost-effective means of supplying the European and Asia-Pacific markets.

Our oilfield services business maintains offices and operations centers in Scotland, Nigeria, Australia, and Malaysia to service customers in those local markets.

Our international operations are subject to the usual risks of doing business abroad, such as currency fluctuations and devaluation, restrictions on the transfer of funds, and import and export duties.

The Notes to Consolidated Financial Statements included in Item 8 of this report presents further details on our sales by geographic region. These Notes are incorporated by reference for sales attributed to foreign operations and export sales from the United States.

EMPLOYEES

As of December 31, 2007, we employed 2,017 people in our global organization, 857 of whom were employed outside of the United States. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Labor relations have been satisfactory.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any reports, statements and other information filed by the Company at the SEC’s Public Reference Room at 100 F. Street N.E., Washington, D.C., 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains a website that contains reports, proxy and information statements and the operations of other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the website maintained by the SEC, www.sec.gov.

Our principal Internet address is www.amcol.com. Our annual, quarterly and current reports, and amendments to those reports, are available free of charge on www.amcol.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

CERTIFICATIONS

As required by the rules and regulations of the New York Stock Exchange (the “NYSE”), we delivered to the NYSE a certification executed by our Chief Executive Officer, Lawrence E. Washow, certifying that Mr. Washow was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of May 11, 2007.

As required by the rules and regulations of the SEC, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosures are filed as exhibits to this Annual Report on Form 10-K.

Item 1A. Risk Factors

Certain statements we make from time to time, including statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section hereafter, constitute “forward-looking statements” made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our company or our operations that are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions, and statements relating to anticipated growth, acquisitions, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following:

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

Reliance on Key Industries

Approximately 43% of our minerals segment’s sales in 2007 were to the metalcasting market. Our environmental segment’s sales are predominantly derived from the construction and infrastructure markets. All these markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for our products sold to these industries may decline and our business or future financial results may be adversely affected.

Reliance on the Oil and Gas Activities

Revenues from our oilfield services segment grew to more than $100 million for the first time ever and now represent 14% of consolidated revenues and 26% of consolidated operating income. Oil and gas production activities are heavily influenced by the benchmark price of these commodities. In turn, both economic and political events can influence the benchmark price which may ultimately affect the revenue potential of our business.

Integration of Acquired Businesses

We have acquired several businesses in each of the past two years. Acquisitions may continue to be an element of our growth strategy in the future. If actual integration costs are higher than amounts assumed, the profitability of acquired businesses is lower than amounts assumed, or we are unable to integrate the assets and personnel acquired in an acquisition as anticipated, our future earnings may be lower than anticipated.

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

Risks of International Expansion

An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. Sales and earnings from our overseas operations have increased considerably in recent years. In 2007, approximately 24% and 8% of consolidated net sales were from the EMEA and the Asia-Pacific regions, respectively. Approximately 37% of operating profit in 2007 was earned by our overseas businesses. We also recorded approximately $0.27 per diluted share for earnings, under the equity method of accounting, from investments in affiliate businesses. As we expand internationally, we will be subject to increased risks, which may include the following:

•	currency exchange or price control laws;
•	currency translation adjustments;
•	political and economic instability;
•	unexpected changes in regulatory requirements;
•	tariffs and other trade barriers;
•	longer accounts receivable collection cycles; and
•	adverse tax consequences.

The above listed events could result in sudden, and potentially prolonged, changes in demand for our products. Also, we may have difficulty enforcing agreements and collecting accounts receivable through a foreign country’s legal system.

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

Volatility of Stock Price

The stock market has been extremely volatile in recent years. These broad market fluctuations may adversely affect the market price of our common stock. In addition, factors such as the following may have a significant effect on the market price of our common stock:

•	quarterly fluctuations in our financial results;
•	our introduction of new services or products;
•	announcements of acquisitions, strategic alliances or joint ventures by us, our customers or our competitors;
•	changes in analysts’ recommendations regarding our common stock; and
•	general economic conditions.

There can be no assurance that the price of our common stock will increase in the future or be maintained at its recent levels.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate the following principal plants, mines and other facilities, all of which are owned, except as noted below. We also have numerous other facilities which blend ADDITROL ®, package cat litter and chromite sand, warehouse products and serve as sales offices.

LOCATION	PRINCIPAL FUNCTION
MINERALS
Belle Fourche, SD (three plants)	Mine and process sodium bentonite
Colony, WY (two plants)	Mine and process sodium bentonite, package cat litter
Gascoyne, ND	Mine and process leonardite
Lovell, WY (1)	Mine and process sodium bentonite
Sandy Ridge, AL	Mine and process calcium bentonite; blend ADDITROL®
Chao Yang, Liaoning, China	Mine and process calcium bentonite
Winsford, Cheshire, U.K.	Process bentonite and other minerals
Istanbul, Turkey	Mine and process calcium bentonite
ENVIRONMENTAL
Cartersville, GA	Manufacture components for geosynthetic clay liners; manufacture Bentomat® and Claymax® geosynthetic clay liners
Lovell, WY (1)	Manufacture Bentomat® and Claymax® geosynthetic clay liners
Philadelphia, PA	Provider of services for the design and installation of geosynthetic systems
Birkenhead, Merseyside, U.K. (1)(2)	Manufacture Bentomat® geosynthetic clay liner; research laboratory; headquarters for CETCO (Europe) Ltd.
Segovia, Spain	Manufacture Bentomat® geosynthetic clay liners
Szczytno, Poland	Manufacture Bentomat® and Claymax® geosynthetic clay liners
OILFIELD SERVICES
Broussard, LA	Central operations and distribution
Harvey, LA	Nitrogen sales and service
TRANSPORTATION
Scottsbluff, NE	Transportation headquarters and terminal
CORPORATE
Arlington Heights, IL (2)	Corporate headquarters; CETCO headquarters; American Colloid Company headquarters; Nanocor, Inc. headquarters; research laboratory

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of Registrant

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
Gary L. Castagna	46
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

Ryan F. McKendrick	56	Senior Vice President of the Company and President of CETCO since November 1998; President of Volclay International Corporation since 2002; prior thereto, Vice President of CETCO since 1994.

Gary Morrison	52	Vice President of the Company and President of American Colloid Company since February 2000; prior thereto, Executive Vice President of American Colloid Company since 1998.

Lawrence E. Washow	54	Chief Executive Officer since May 2000; President of the Company since May 1998; Chief Operating Officer of the Company since 1997; a Director since February, 1998.

All executive officers of the Company are elected annually by the Board of Directors for a term expiring at the annual meeting of directors following their election or when their respective successors are elected and shall have qualified.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the New York Stock Exchange under the symbol “ACO.” The following table sets forth, for the periods indicated, the high and low closing sale prices of the common stock, as reported by the New York Stock Exchange, and cash dividends declared per share.

		Stock Price		Cash Dividends
		High	Low	Declared Per Share
	1st Quarter	$31.33	$24.70	$0.14
Fiscal Year Ended December 31, 2007:	2nd Quarter	30.90	23.76	0.14
	3rd Quarter	35.67	27.00	0.16
	4th Quarter	42.70	31.38	0.16

	1st Quarter	$29.40	$20.28	$0.11
Fiscal Year Ended December 31, 2006:	2nd Quarter	33.49	22.56	0.12
	3rd Quarter	26.95	18.71	0.12
	4th Quarter	29.43	23.87	0.14

We have paid cash dividends every year for 70 years. As of February 25, 2008, there were 11,318 holders of record of the common stock, including shares held in street name.

Purchases of Equity Securities

In 2006, the Board of Directors announced a program to repurchase up to $15 million of our outstanding common stock on the open market or in privately negotiated transactions. This authorization expires November 10, 2008. The following table summarizes the repurchases made during the year.

	Total Number of		Maximum Value of
	Shares Repurchased	Average	Shares that May Yet Be
	as Part of the Stock	Price Paid	Repurchased Under the
	Repurchase Program	Per Share	Program
Amount of authorization outstanding at December 31, 2006			$15,000,000
Activity in current year:
January 1 - January 31
Shares repurchased	-	N/A	$15,000,000
February 1 - February 28
Shares repurchased	-	N/A	$15,000,000
March 1 - March 31
Shares repurchased	-	N/A	$15,000,000
April 1 - April 30	-
Shares repurchased	-	N/A	$15,000,000
May 1 - May 31
Shares repurchased	250,000	$24.34	$8,914,075
June 1 - June 30
Shares repurchased	-	N/A	$8,914,075
July 1 - July 31
Shares repurchased	-	N/A	$8,914,075
August 1 - August 31
Shares repurchased	-	N/A	$8,914,075
September 1 - September 30
Shares repurchased	-	N/A	$8,914,075
October 1 - October 31
Shares repurchased	-	N/A	$8,914,075
November 1 - November 30
Shares repurchased	-	N/A	$8,914,075
December 1 - December 31
Shares repurchased	10,000	$32.05	$8,593,575

Total	260,000	$24.64	$8,593,575

Equity Compensation Plan Information

Our outstanding equity compensation awards are comprised of stock options issued under our 1993 Stock Option Plan, 1998 Long-Term Incentive Plan, and our 2006 Long-Term Incentive Plan. All outstanding awards at December 31, 2007 relate to our common stock. We do not have any equity compensation plans which have not been approved by our shareholders. Shares issued under all these plans may be from our treasury, newly issued or both. At December 31, 2007, the number of securities to be issued upon exercise of outstanding options and the related weighted-average exercise price of these options was 1,708,168 shares at $16.86 per share, respectively. The total number of securities remaining available for future issuance under these plans at December 31, 2007 is 1,750,734 shares.

Item 6. Selected Financial Data

The following is selected financial data for the Company as of and for the five years ended December 31, 2007.

 SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2007	2006	2005	2004	2003

Operations Data
Net sales	$744,334	$611,556	$535,924	$461,778	$374,483
Gross profit	196,514	159,466	138,023	118,568	100,068
General, selling and administrative expenses	121,187	102,078	90,947	82,584	71,053
Operating profit	75,327	57,388	47,076	35,984	29,015
Net interest expense	(8,915)	(2,951)	(1,660)	(826)	(280)
Net other income (expense)	(1,139)	231	(393)	(86)	526
Pretax income	65,273	54,668	45,023	35,072	29,261
Income taxes	16,646	10,425	11,645	4,687	9,946
Income from affiliates and joint ventures	8,394	5,420	2,912	1,180	600
Income from continuing operations	57,021	49,663	36,290	31,565	19,915
Discontinued operations	(286)	585	4,755	-	8,950
Net income	56,735	50,248	41,045	31,565	28,865
Per Share Data
Basic earnings per share
Continuing operations	1.89	1.65	1.23	1.08	0.70
Discontinued operations	(0.01)	0.02	0.16	-	0.32
Net income	1.88	1.67	1.39	1.08	1.02
Diluted earnings per share
Continuing operations	1.84	1.60	1.18	1.03	0.67
Discontinued operations	(0.01)	0.02	0.15	-	0.30
Net income	1.83	1.62	1.33	1.03	0.97
Stockholders’ equity (1)	11.71	9.85	8.36	7.55	6.58
Dividends	0.60	0.49	0.38	0.32	0.16

Continued…

SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2007	2006	2005	2004	2003

Shares Outstanding Data
End of period	30,093,828	29,936,356	29,783,639	29,395,755	29,107,746
Weighted average for the period-basic	30,164,697	30,054,267	29,525,033	29,140,892	28,357,009
Incremental impact of stock options	794,724	971,621	1,278,105	1,561,969	1,492,569
Weighted average for the period-diluted	30,959,421	31,025,888	30,803,138	30,702,861	29,849,578
Balance Sheet Data (at end of period)
Current assets	$304,630	$251,684	$211,209	$192,724	$143,574
Net property and equipment	176,590	140,772	100,064	93,641	86,996
Other long-term assets	170,926	118,768	57,256	50,077	34,759
Total assets	652,146	511,224	368,529	336,442	265,329
Current liabilities	102,107	78,383	63,269	61,681	47,708
Long-term debt	164,232	112,448	34,838	34,295	9,006
Other long-term liabilities	33,484	25,575	21,566	18,532	17,165
Stockholders’ equity	352,323	294,818	248,856	221,934	191,450
Other Statistics for Continuing Operations
Depreciation, depletion and amortization	$29,219	$20,483	$19,558	$20,124	$18,910
Capital expenditures	53,054	42,099	28,626	21,627	15,795
Gross profit margin	26.4%	26.1%	25.8%	25.7%	26.7%
Operating profit margin	10.1%	9.4%	8.8%	7.8%	7.7%
Pretax profit margin	8.8%	8.9%	8.4%	7.6%	7.8%
Effective tax rate	25.5%	19.1%	25.9%	13.4%	34.0%
Net profit from continuing operations margin	7.7%	8.1%	6.8%	6.8%	5.3%
Return on average equity	17.6%	18.3%	15.4%	15.3%	11.4%

(1)    Based on the number of common shares outstanding at the end of each year rather than a weighted average.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global, specialty minerals company and earn our revenues and profits from a diverse group of industrial and consumer product lines. The principal mineral that we utilize to generate revenues is bentonite. We own or lease bentonite reserves in the United States, Australia, China and Turkey. Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India and Mexico. Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve. We believe that our understanding of bentonite properties, mining methods, processing and application to markets are the core components of our longevity and future prospects.

We operate in five segments: minerals, environmental, oilfield services, transportation and corporate. Both our minerals and environmental segments operate manufacturing facilities in North America, Europe, and the Asia-Pacific region. Our oilfield services segment operates principally in North America, Europe and Africa. Additionally, we have a transportation segment that performs trucking services for our domestic minerals and environmental businesses as well as third parties.

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

Approximately 68% of our revenue is generated in the Americas. principally North America. Consequently, the state of the U.S. economy impacts our revenues. Our fastest growing markets are in the Asia-Pacific and European regions, which have continued to outpace the United States in economic growth.

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

•
Acquisitions: We continually seek opportunities to add complementary businesses to our portfolio of products. In 2007, we paid net cash of $38 million to acquire four businesses. A strong financial position will enable us to continue to acquire businesses which, in our assessment, are valued fairly and fit with our growth strategy.

There can be no assurance that we will achieve success in implementing any one or more of the strategic initiatives described above.

A number of risks will challenge us in meeting our long-term objectives. We describe certain risks, such as competition and our reliance on economically sensitive markets, under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” In general, the significance of these risks has not changed over the past year.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations describes relevant aspects of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to select accounting policies that are appropriate for our business, and to make certain estimates, judgments and assumptions about matters that are inherently uncertain in applying those policies. On an ongoing basis, we re-evaluate these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates.

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

We make estimates of the amounts of our gross accounts receivable that will not be collectible, and record an allowance for doubtful accounts to reduce the carrying value of accounts receivable to the amount that is expected to be realized. The allowance for doubtful accounts is established based upon the Company’s historical bad debt experience, a review of the overall aging of the accounts, and an analysis of specific customer accounts, particularly those with past-due balances. The recorded allowance for doubtful accounts is intended to cover specific customer collection issues identified by management at the balance sheet date, and to provide for potential losses from other accounts based on our historical experience. Increases in the allowance for doubtful accounts are recorded as an expense and included in general, selling and administrative expenses in the period identified. Our estimate of the required allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change from period to period. In addition, it requires management to make judgments about the future collectibility of customer accounts.

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

Goodwill and Long-lived Assets

We have made substantial investments in property, plant and equipment and have moderate investments in goodwill and intangible assets.

Our goodwill and intangible assets have resulted largely from business combinations or acquisitions that we have completed. We follow Statement of Financial Accounting Standards No. 141 – Business Combinations when initially recognizing the fair value of assets and liabilities acquired in an acquisition. Under these guidelines, we are required to recognize the intangible assets we acquire in a business combination. These are typically customer related assets, trademarks and tradenames and non-compete agreements. We are required to make significant estimates as to the nature of these customer relationships including future profitability and term of the relationships. We are also required to make significant estimates regarding the probability and impact of competition from former owners or management employees of businesses we acquire. These estimates are critical as we make these estimates from the viewpoint of a market participant perspective and involve forecasting future results and uncertainties on behalf of the customers whom the acquired business serves.

For property, plant and equipment and intangible assets with finite lives, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill and indefinite lived intangible assets, we perform an annual impairment assessment at the reporting unit level (or more frequently if impairment indicators arise).

In conducting our impairment tests and in testing the recoverability of long lived assets as well as property, plant and equipment, we use models that use estimates of cash flows attributable to the reporting unit or assets being tested, discount rates that reflect the related business risks, and appropriate perpetuity or disposal values. In developing these projections of future cash flows, we make a variety of important assumptions and estimates that have a significant impact on management’s assessments of whether the carrying values of these assets should be adjusted to reflect impairment. Among these are assumptions and estimates about the future growth and profitability of the related business unit or asset, and assumptions about anticipated future economic, regulatory and political conditions in the relevant market.

Our estimates related to the carrying values of these assets are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors. For example, judgment is required to determine whether events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In addition, in performing assessments of the carrying values of these assets, we must make judgments about the future business, economic, regulatory, and political conditions affecting these assets, as well as to select the appropriate risk-related rates for discounting estimated future cash flows, and to develop reasonable estimates of disposal values.

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

Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In determining the discount rate, we utilize the yield of a standardized benchmark, the Moody’s Aa Corporate Bond Index, which consists of high quality fixed income investments, and round it to the nearest 25 basis points. The discount rate used to determine our retirement pension benefit obligation at September 30, 2007, was 6.0%. A 50 basis point decrease in this discount rate would have increased the benefit obligation at September 30, 2007 by $3.4 million and would increase net cost expected in 2008 by 25%, or $234 thousand. Likewise at September 30, 2007, a 50 basis point increase in the discount rate would have decreased the benefit obligation by $3.0 million and would decrease the net cost expected in 2008 by 51%, or $470 thousand.

The expected long-term rate of return on plan assets was based on our current asset allocations and the historical long-term performance, as adjusted for existing market conditions. Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." We assumed a weighted-average expected long-term rate of return on pension plan assets of 8.25% to determine our net benefit cost in 2007. A 50 basis point decrease in the expected return would increase the net cost expected in 2008 by approximately 20%, or $189 thousand. Likewise, a 50 basis point increase in the expected return would decrease the net cost expected in 2008 by $189 thousand.

Income Taxes

Our effective tax rate is based on the income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We account for our tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Our effective tax rate includes the impact of changes to our liability for uncertain tax positions. Our estimates of income tax items, expense and reserves are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors.

Valuation allowances are recorded, if necessary, to measure a deferred tax asset at an estimated realizable value. Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate. Changes in a valuation allowance are recorded in the period when we determine events have occurred that will impact the realizable value of the asset.

A number of years may elapse before a particular matter is audited and finally resolved. Audits of our United States federal income tax returns have been completed for our income tax returns relating to fiscal years of 2003 and prior. State income tax returns are audited more infrequently. Unfavorable settlement of any particular issue would require use of our cash and could result in the recording of additional tax expense. Favorable resolution would be recognized as a reduction to our tax provision in the year of resolution.

Results of Operations for the Three Years Ended December 31, 2007

The discussion below references the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data.”

Consolidated Review

The following table compares our operating results for the past three years.

	Year Ended December 31,
Consolidated	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in Thousands)
Net sales	$744,334	$611,556	$535,924	21.7%	14.1%
Cost of sales	547,820	452,090	397,901
Gross profit	196,514	159,466	138,023	23.2%	15.5%
margin %	26.4%	26.1%	25.8%
General, selling and administrative expenses	121,187	102,078	90,947	18.7%	12.2%
Operating profit	75,327	57,388	47,076	31.3%	21.9%
margin %	10.1%	9.4%	8.8%
Other income (expense):
Interest expense, net	(8,915)	(2,951)	(1,660)	202.1%	77.8%
Other, net	(1,139)	231	(393)	-593.1%	-158.8%
	(10,054)	(2,720)	(2,053)

Income before income taxes and income from affiliates and joint ventures	65,273	54,668	45,023
Income tax expense	16,646	10,425	11,645	59.7%	-10.5%
Income before income from affiliates and joint ventures	48,627	44,243	33,378
Income from affiliates and joint ventures	8,394	5,420	2,912	54.9%	86.1%
Income from continuing operations	57,021	49,663	36,290

Discontinued Operations
Gain (Loss) on disposal of discontinued operations	(286)	585	4,755	-148.9%	-87.7%

Net income	56,735	50,248	41,045	12.9%	22.4%

Net sales

The following table details 2007 consolidated sales growth components over 2006:

	Base Business	Acquisitions	Foreign Exchange	Total
Minerals	3.4%	2.0%	1.2%	6.6%
Environmental	4.7%	1.7%	1.7%	8.1%
Oilfield services	3.6%	2.6%	0.0%	6.2%
Transportation	0.8%	0%	0.0%	0.8%
Total	12.5%	6.3%	2.9%	21.7%
% of growth	57.1%	29.0%	13.9%	100.0%

Base business represents operations owned for more than one year. Acquisitions are those businesses owned less than one year during 2007. Seven businesses were acquired from September 2006 through December 2007. Foreign exchange isolates the impact of currency changes over the prior-year period.

In comparing 2006 with 2005, our minerals segment accounted for approximately 28% of the increase, while our environmental and oilfield services segments contributed 42% and 29%, respectively. Transportation segment revenues increased by approximately 1%. Approximately 29% of the growth in net sales for 2006 was attributed to acquisitions and favorable foreign currency translation combined.

The following table provides a comparison of consolidated sales by geographical region over the last three years:

	2007	2006	2005

Americas	68.2%	69.0%	69.4%
EMEA *	24.0%	23.4%	23.4%
Asia Pacific	7.8%	7.6%	7.2%

Total	100.0%	100.0%	100.0%

* Europe, Middle East and Africa

Increased economic growth in emerging geographical markets is resulting in a larger proportion of international sales in both comparison periods.

Gross profit

Increased sales generated the 23% increase in gross profit in 2007 over 2006. On a segment basis, minerals contributed approximately 12% of the increase over 2006, while environmental and oilfield services each accounted for 44%. Relative to the comparison of 2006 with 2005, the 16% increase in gross profit also followed sales growth. Minerals contributed approximately 14% of the growth in gross profit, while environmental and oilfield services accounted for 44% and 42%, respectively.

Gross margin improved in both comparison periods due to favorable segment sales distribution. Our higher growth segments, environmenal and oilfield services, have the highest gross margins.

General, selling and administrative expenses (GS&A)

Acquired businesses accounted for $9.5 million of the increase in general, selling and administrative expenses in 2007 over 2006. In 2007, a gain on the sale of vacant land benefited GS&A by $2.4 million. Higher personnel levels and professional fee expenses represented the largest portion of the remaining increase. The increase in 2006 over 2005 was primarily attributable to greater employee benefit and compensation costs, Sarbanes-Oxley compliance-related costs, and audit fees.

Operating profit

Current-year operating profit includes earnings from acquisitions and favorable foreign currency translation of $6.3 million and $2.3 million, respectively. Operating profit in both comparison periods also improved due to increased sales and gross profit in our environmental and oilfield services segments. The gain on the land sale described above also contributed to operating profit in 2007. Operating margin in both comparison periods improved due to favorable segment sales and gross profit distribution.

Net interest expense

Net interest expense was $8.9 million, $3.0 million, and $1.7 million in 2007, 2006, and 2005, respectively. Average debt levels were $138.3 million, $73.6 million and $34.6 million in 2007, 2006 and 2005, respectively. Debt increased in 2007 and 2006 to support working capital and capital expenditure funding. Additionally, we invested $45.2 million and $63.2 million in acquired businesses in 2007 and 2006, respectively. In 2005, debt increased principally due to higher average working capital and greater capital expenditures. Average interest rates on our funded debt were 5.6%, 5.8% and 4.7% in 2007, 2006 and 2005, respectively. A majority of the interest on our debt is based upon LIBOR rates.

Other income (expense), net

Net other income was $ 0.2 million in 2006; while net other expense in 2007 and 2005 was approximately $1.1 million and $0.4, respectively. Other income (expense), net is composed of a number of miscellaneous transactions, primarily foreign currency transaction gains and losses.

Income taxes

The effective income tax rate for 2007 was 25.5%, compared with 19.1% in 2006 and 25.9% in 2005. A schedule reconciling the U.S. federal statutory income tax rate to our effective rate is included in Note 8 of the Notes to Consolidated Financial Statements. Income tax expense was positively impacted in 2006 by completion of audits of amended income tax returns filed in 2004. The result was a reduction in our tax contingency reserves of approximately $3.4 million. In addition, we estimated higher depletion deductions in 2006 and reported more of our earnings from overseas subsidiaries, which have lower average income tax rates.

Income from affiliates and joint ventures

We reported income from affiliates and joint ventures of $8.4 million, $5.4 million and $2.9 million for 2007, 2006 and 2005, respectively. The major component of the increase for each of the last two years was largely related to our investments in two businesses based in India; we own 21% of the larger business and 50% of the other. The larger business has substantial bauxite and bentonite operations. Bauxite is used to produce alumina, which is then used to produce aluminum. The bauxite business had particularly strong earnings over the last two years. The second business in India is engaged in manufacturing, marketing and distributing a specialized bentonite application involving clarification of edible oils. That business has continued to increase its profits over the last two years.

Discontinued operations

In April 2007, we sold a business based in the U.K. that resulted in the $0.3 million loss from discontinued operations. In July 2006, the Internal Revenue Service completed audits of amended income tax returns which were filed in 2004 but relate to years prior to 2004. We accounted for $0.6 million of the settlement as a discontinued operation since it related to a business we sold in 2000.

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

Net income

Net income for 2007 was $56.7 million compared with $50.3 million and $41.0 million in 2006 and 2005, respectively. Discontinued operations added $0.6 million and $4.8 million in 2006 and 2005, respectively. The increase in income from continuing operations in both comparison periods (2007 vs. 2006 and 2006 vs. 2005) was attributed to the increase in operating profit for the reasons described earlier in this report. Net income in 2007 and 2006 was also positively impacted by the adjustments to income tax expense, as previously discussed, which reduced the overall effective tax rate.

Earnings per share

Diluted earnings per share are calculated using the weighted average number of shares of common stock, including common share equivalents, outstanding during the year. Stock options issued to key employees and directors are considered common share equivalents. The weighted average number of shares of common stock and common stock equivalent shares outstanding was approximately 31.0 million in both 2007 and 2006 and 30.7 million in 2005.

Diluted earnings per share from continuing operations in 2007 were $1.84 compared with $1.60 and $1.18 in 2006 and 2005, respectively. The improvement for both 2007 and 2006 was commensurate with the increase in income from continuing operations previously described. In 2006, our diluted earnings per share include a $0.09 per share benefit from income associated with tax refunds mentioned earlier. Net income per diluted share was $1.83, $1.62, and $1.33 in 2007, 2006 and 2005, respectively. 2005 was positively impacted by discontinued operations.

Segment reviews

Following is a review of the operating results for each of our five segments:

Minerals Segment

	Year Ended December 31,
Minerals	2007		2006		2005		2007 vs. 2006	2006 vs. 2005
	(Dollars in Thousands)
Net sales	$356,670	100.0%	$316,751	100.0%	$295,686	100.0%	12.6%	7.1%
Cost of sales	290,371	81.4%	255,064	80.5%	236,916	80.1%
Gross profit	66,299	18.6%	61,687	19.5%	58,770	19.9%	7.5%	5.0%
General, selling and administrative expenses	32,194	9.0%	27,476	8.7%	25,889	8.8%	17.2%	6.1%
Operating profit	34,105	9.6%	34,211	10.8%	32,881	11.1%	-0.3%	4.0%

Revenues originating from - Minerals	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2007	71.9%	15.8%	12.3%	100.0%
2006	73.5%	15.7%	10.8%	100.0%
2005	74.5%	16.1%	9.4%	100.0%

	Year Ended December 31,
				% change
Minerals Product Line Sales	2007	2006	2005	2007	2006
	(Dollars in Thousands)
Metalcasting	$152,358	$136,357	$134,138	11.7%	1.7%
Specialty minerals	90,374	75,215	68,106	20.2%	10.4%
Pet products	65,804	58,332	60,177	12.8%	-3.1%
Basic minerals	43,269	42,801	28,652	1.1%	49.4%
Other product lines	4,865	4,046	4,613	20.2%	-12.3%

Total	356,670	316,751	295,686

2007 vs. 2006

Base businesses accounted for 52% of the growth in net sales over 2006, while acquisitions and foreign currency translation represented 30% and 18%, respectively, of the increase. Base business growth was largely driven by higher shipments from the Asia-Pacific metalcasting business operations. While demand in the domestic metalcasting market declined in 2007, pricing increased to offset rising production and transportation costs. Acquisitions and increased market share of health and beauty products contributed to the improvement in specialty materials. Pet products sales increased due to higher bulk product shipments and prices.

Gross margin declined by 90 basis points due to higher manufacturing and mining costs incurred at the domestic operations. Higher freight-related revenues, which generate no profit, also contributed to the decline in gross margin.

Approximately $2.2 million of the increase in GS&A was due to acquired businesses. Higher operating expenses at the Asia-Pacific operations caused the largest portion of the increase in base business GS&A.

Operating margin declined by 120 basis points from 2006 in conjunction with the lower gross margin and increase in GS&A expenses.

2006 vs. 2005

Base businesses accounted for 69% of the growth in net sales over 2005, while acquisitions and foreign currency translation represented 20% and 11%, respectively, of the increase.

Metalcasting sales principally increased due to an acquisition completed in October. After factoring out the acquisition, domestic sales declined due to lower volumes of specialty products. Asia-Pacific sales increased due to continued market expansion, particularly in China. Specialty materials revenues increased due to higher pricing and volume levels for oil and gas drilling fluid additives along with increased market penetration for health and beauty product lines. Detergent additives volumes declined in 2006. Lower volumes due to customer losses led to decreased pet products sales.

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

Acquisitions and foreign currency translation were the primary contributors to the improvement in operating profit. Operating margin declined by 30 basis points largely due to the benefit recorded in 2005 for mining-related taxes previously described plus the impact of the increase in general, selling and administrative expenses.

Environmental Segment

	Year Ended December 31,
Environmental	2007		2006		2005		2007 vs. 2006	2006 vs. 2005
	(Dollars in Thousands)
Net sales	$252,776	100.0%	$203,128	100.0%	$171,144	100.0%	24.4%	18.7%
Cost of sales	166,717	66.0%	133,414	65.7%	110,815	64.7%
Gross profit	86,059	34.0%	69,714	34.3%	60,329	35.3%	23.4%	15.6%
General, selling and administrative expenses	47,665	18.9%	42,963	21.2%	36,978	21.6%	10.9%	16.2%
Operating profit	38,394	15.1%	26,751	13.1%	23,351	13.7%	43.5%	14.6%

Revenues originating from - Environmental	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2007	51.6%	42.6%	5.7%	100.0%
2006	53.5%	40.5%	6.0%	100.0%
2005	53.8%	40.0%	6.2%	100.0%

	Year Ended December 31,
				% change
Environmental Product Line Sales	2007	2006	2005	2007	2006
	(Dollars in Thousands)
Lining technologies	$149,191	$110,906	$93,797	34.5%	18.2%
Building materials	80,555	69,529	55,621	15.9%	25.0%
Other product lines	23,030	22,693	21,726	1.5%	4.5%
Total	252,776	203,128	171,144

2007 vs. 2006

Base business accounted for approximately 58% of the growth in net sales, while acquisitions and favorable foreign currency translation each contributed 21%. Increased shipments and service revenues generated by our Poland-based operation was the primary contributor to our environmental segment’s growth. Consequently, EMEA increased in proportion to total sales by 210 basis points. Besides the growth contributed by the Poland operations, lining technologies sales were aided by acquisitions and the U.S.-based contracting services business. Building materials growth was driven by improved market penetration throughout the EMEA region.

Gross profit improved in conjunction with the growth in sales. Gross margin was negatively impacted by sales mix. Service-based businesses contributed a higher proportion of sales in 2007. Those businesses tend to have lower gross margins than product sales.

A benefit from a gain on the sale of vacant land reduced GS&A by $2.4 million in 2007. Acquired businesses accounted for approximately $3.4 million of the increase over 2006. Base business GS&A increased primarily due to higher marketing and sales expenses at the European operations. Stronger foreign currencies also caused the increase.

Operating margin improved by 200 basis points due to the benefit of the land sale and lower relative GS&A expenses. Excluding the benefit of the land sale, operating margin would have been 14.2% in 2007.

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

Operating profit improved along with gross profit and sales. Operating margin declined by 60 basis points following the decrease in gross margin.

Oilfield Services Segment

	Year Ended December 31,
Oilfield services	2007		2006		2005		2007 vs. 2006	2006 vs. 2005
	(Dollars in Thousands)
Net sales	$100,572	100.0%	$61,928	100.0%	$39,702	100.0%	62.4%	56.0%
Cost of sales	62,178	61.8%	39,933	64.5%	26,711	67.3%
Gross profit	38,394	38.2%	21,995	35.5%	12,991	32.7%	74.6%	69.3%
General, selling and administrative expenses	19,177	19.1%	10,934	17.7%	7,674	19.3%	75.4%	42.5%
Operating profit	19,217	19.1%	11,061	17.8%	5,317	13.4%	73.7%	108.0%

Revenues orginating from - Oilfield services	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2007	85.6%	14.4%	0.0%	100.0%
2006	82.0%	18.0%	0.0%	100.0%
2005	75.8%	24.2%	0.0%	100.0%

2007 vs. 2006

Base businesses contributed approximately 57% of the growth in revenues over 2006. Acquisitions accounted for 41% of the increase and favorable foreign currencies represented the remainder. Higher demand for water treatment services in the Gulf of Mexico was the primary contributor to base business growth. Domestic land and offshore well-testing services also increased as a result of higher oil and gas production. Acquired product line sales, equipment rental and nitrogen services, also followed the growth in land and offshore oil and gas production.

Gross margin improved by 270 basis points primarily due to the acquired product lines and higher relative sales of water treatment services.

Approximately $3.8 million of the increase in GS&A was due to acquired businesses. Base business GS&A increased due to higher personnel costs. Operating margin improved 130 basis points due to the higher relative increase in gross profit than GS&A over 2006.

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

Transportation Segment

	Year Ended December 31,
Transportation	2007		2006		2005		2007 vs. 2006	2006 vs. 2005
	(Dollars in Thousands)
Net sales	$52,409	100.0%	$50,228	100.0%	$49,708	100.0%	4.3%	1.0%
Cost of sales	46,647	89.0%	44,158	87.9%	43,775	88.1%
Gross profit	5,762	11.0%	6,070	12.1%	5,933	11.9%	-5.1%	2.3%
General, selling and administrative expenses	2,994	5.7%	3,198	6.4%	3,216	6.5%	-6.4%	-0.6%
Operating profit	2,768	5.3%	2,872	5.7%	2,717	5.4%	-3.6%	5.7%

2007 vs. 2006

Revenues improved primarily due to higher fuel surcharges passed through to customers. A change in customer mix and net shortfalls in passing through fuel surcharges resulted in a lower gross margin. Additionally the truckload shipping market began to slowdown as 2007 progressed which pressured haulage rates charged in certain market sectors.

2006 vs. 2005

Revenues were flat compared with 2005 due to unchanged equipment utilization and average rates charged per mile. Approximately 41% of the segment’s revenues were generated from services provided to certain domestic subsidiaries within our minerals and environmental segments. Gross margin improved despite the modest sales increase because profit per mile improved since fuel surcharges were less of an impact in 2006. Operating margin improved by 30 basis points due to the gross margin expansion and lower selling and administrative expenses.

Corporate Segment

	Year Ended December 31,
Corporate	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(Dollars in Thousands)
Intersegment shipping sales	$(18,093)	$(20,479)	$(20,316)
Intersegment shipping costs	(18,093)	(20,479)	(20,316)
Gross profit	-	-	-
Corporate general, selling and administrative expenses	19,157	17,507	17,190	9.4%	1.8%
Operating loss	(19,157)	(17,507)	(17,190)

2007 vs. 2006

Intersegment shipping sales and costs are related to billings from the transportation segment to the domestic minerals and environmental segments for services. These services are invoiced to the minerals and environmental segments at arms-length rates and those costs are subsequently charged to customers. Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate costs include management information systems, human resources, investor relations, corporate communications and finance. Increased personnel and professional service fees accounted for the increase in Corporate GS&A over 2006.

2006 vs. 2005

Corporate administrative expenses grew modestly in 2006. While independent registered accountant fees, tax consulting and stock compensation costs increased over 2005, those items were offset by lower spending for information technology and self-insured employee medical expenses.

Liquidity and Capital Resources

Cash provided by operating activities of continuing operations in 2007 was $66.2 million, compared with $46.7 million in 2006 and $36.3 million in 2005. The improvements in 2007 and 2006 largely result from greater income from continuing operations. The combined increase in accounts receivable and inventories was $40.1 million and $40.9 million in 2007 and 2006, respectively. A large portion of the increase in both years was due to acquisitions completed during the year. The remaining increase was commensurate with our sales growth.

Net cash used in investing activities in 2007 was $95.9 million, compared with $110.9 million and $22.3 million in 2006 and 2005, respectively. Capital expenditures totaled $53.1 million in 2007, compared with $42.1 and $28.6 million in 2006 and 2005, respectively. The increase in capital expenditures in both comparable periods involved productivity improvements at the minerals segment manufacturing plants. Additionally, we increased investment in equipment to support the oilfield services segment in 2007 and to construct new corporate offices.

Acquisitions were $45.2 million, $63.2 million and $2.1 million in 2007, 2006 and 2005, respectively. In 2007, we acquired four businesses. Two of the businesses are included within our environmental segment and two in the minerals segment.

Cash provided by financing activities was $31.3 million and $59.8 million in 2007 and 2006, respectively. Cash used in financing activities was $11.8 million in 2005. Financing cash flows are primarily affected by borrowings from our revolving credit facility. We had net borrowings from the revolving credit facility totaling $78.6 million and $75.5 million in 2007 and 2006, respectively. Net borrowings were negligible in 2005. The increase in borrowings in 2006 and 2005 was attributed to acquisitions as well as capital expenditures.

We repurchased approximately $6.6 million of our common stock in 2007 compared with $5.6 million in 2006 and $2.0 million in 2005. We elect to repurchase our common stock in the open market from time to time when we believe utilizing funds in this manner will provide a good return to our shareholders. We have $8.6 million authorized by our Board of Directors to use for future stock repurchases until November 10, 2008.

Dividends on our common stock were $18.0 million in 2007, compared with $14.7 million in 2006 and $11.3 million in 2005. Declared dividends were $0.60 per share in 2007, compared with $0.49 per share in 2006 and $0.38 per share in 2005.

As of December 31, 2007, we had outstanding debt of $164.2 million and cash of $25.3 million, compared with $112.4 million of outstanding debt and $17.8 million of cash at December 31, 2006. Total funded debt represented 32%, 28% and 12% of total capitalization at December 31, 2007, 2006 and 2005, respectively.

Working capital was approximately $202.5 million and $173.3 million as of December 31, 2007 and 2006, respectively. The current ratio (current assets divided by current liabilities) was 3.0-to-1 and 3.2-to-1 as of the end of 2007 and 2006, respectively. Greater sales generated by our international businesses resulted in increased working capital in 2006 since customer payment terms tend to be longer for those customers.

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

Contractual Obligations and Off-balance Sheet Arrangements

The following schedule sets forth details of our long-term contractual obligations at December 31, 2007:

	Payments due by period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Bank debt and capital lease obligations	$164.3	$0.1	$0.1	$84.3	$79.8
Operating Lease obligations	19.5	6.6	7.7	3.9	1.3
Unconditional purchase obligation	4.9	4.4	0.5	-	-
Deferred acquisition payments	2.6	1.6	1.0	-	-
Capital expenditures	2.1	2.1	-	-	-
Total contractual cash obligations	193.4	14.8	9.3	88.2	81.1

Amounts included within our financial statements

Long-term debt includes bank debt of approximately $78.6 million due under our revolving credit agreement, which provides for a commitment of $150 million in borrowing capacity and matures on April 1, 2012. Long-term debt also includes $75 million of debt for our Senior notes, which are payable at maturity on April 2, 2017. Further information about both of these debt instruments is included in our Notes to Consolidated Financial Statements.

We have recorded liabilities to satisfy the land reclamation obligations discussed in our Notes to Consolidated Financial Statements. The above table excludes expenditures to satisfy these liabilities as we can not estimate the timing of these payments since they are not contractually due until the expiration of individual mining permits, which are frequently renewed.

Our financial statements include a provision for unrecognized tax benefits as discussed in our Notes to Consolidated Financial Statements. At December 31, 2007, these amounts were $6.8 million and are excluded from the table above as the timing of these amounts are uncertain.

Amounts excluded from our financial statements

Operating leases relate to non-cancelable obligations for railroad cars, truck trailers, computer software, office equipment, certain automobiles, and office and plant facilities. Excluded from the above table are amounts for rent due under a sale-leaseback transaction we completed on March 10, 2008. This transaction involves the construction of a new headquarters facility which will be completed in late 2008. During construction, we have and will continue to record the expenditures for land and building on our balance sheet as land and construction in progress assets, respectively, and upon completion of construction through the lease term, we will have an operating lease commitment with rental payments occurring January 2009 through December 2028. Lease payments in 2009 approximate $2.5 million and increase 2% annually thereafter. Additional information regarding operating leases is disclosed our Notes to the Consolidated Financial Statements.

We occasionally enter into unconditional purchase obligations that contemplate future, irrevocable payments, typically for inventory items, under enforceable contracts which can not be cancelled without penalty. We also have commitments with vendors for the purchase of property, plant and equipment under noncancelable purchase orders included in capital expenditures in the above table.

We anticipate our funding obligation for our defined benefit pension plan will approximate $1 million in 2008. That amount principally represents contributions required by regulations or laws. We have not presented this obligation or the obligation for future years in the table above as the funding can vary from year to year based on changes in fair value of pension plan assets and actuarial assumptions.

At December 31, 2007 and 2006, we had outstanding standby letters of credit of $24.8 million and $17.7 million, respectively, which are not included in the obligations in the table above. These letters of credit typically serve to guarantee the Company’s performance of its obligations related to land reclamation and workers’ compensation claims. We have recognized the estimated costs of our obligations related to land reclamation and workers’ compensation claims in our consolidated balance sheets as of December 31, 2007 and 2006.

At December 31, 2007, we also have $27.3 million of performance bonds outstanding which are not included in the table of contractual obligations. These bonds typically serve to guarantee performance to customers under long-term service contracts within our constructions services business.

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

Our various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2007, we did not have any material foreign currency contracts outstanding.

Interest Rate Sensitivity

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. The table below shows each instrument’s cash flows in U.S. dollars with a notation as to the actual currency the cash flow is denominated in.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total
(US$ equivalent in thousands)
Short-term debt:
Fixed rate (US$)	$28	$-	$-	$-	$-	$-	$28
Interest rate	5.69%	-	-	-	-	-
Fixed rate (Lira)	116	-	-	-	-	-	$116
Interest rate	18.59%	-	-	-	-	-
Long-term debt:
Variable rate - Senior notes (US$)	-	-	-	-	-	75,000	75,000
Average interest rate	-	-	-	-	-	5.71%
Variable rate - Other (US$)	-	27	28	18	49,909	4,800	54,782
Average interest rate	-	5.69%	5.69%	5.69%	5.73%	3.53%
Variable rate (Lira)	-	84	-	-	-	-	84
Average interest rate	-	18.59%	-	-	-	-
Variable rate (THB)	-	-	-	-	4,771	-	4,771
Interest rate	-	-	-	-	5.35%	-
Variable rate (UK£)	-	-	-	-	12,585	-	12,585
Average interest rate	-	-	-	-	7.04%	-
Variable rate (AUD)	-	-	-	-	2,279	-	2,279
Average interest rate	-	-	-	-	8.04%	-
Variable rate (€)	-	-	-	-	14,729	-	14,729
Average interest rate	-	-	-	-	5.43%	-

Total	144	111	28	18	84,274	79,800	164,375

We periodically use interest rate swaps to manage interest rate risk on debt securities. These instruments allow us to change the characteristics of variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. The interest rates above for our Senior notes include the effect of an interest rate swap as outlined in our Notes to Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

See the Index to Financial Statements and Exhibits and Financial Statement Schedule on Page 38. Such financial statements and schedule are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As provided for by current regulation, our evaluation did not include an assessment of the internal control over financial reporting of the four businesses we acquired in 2007. Based on this evaluation, we conclude that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our independent registered public accounting firm has audited our internal control over financial reporting as of the end of the period covered by this report as stated in their report, which appears in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees. The Code, our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are publicly available on our website at www.amcol.com and are available in print, free of charge, to any shareholder upon request to our Corporate Secretary at AMCOL International Corporation, One North Arlington, 1500 West Shure Drive, Suite 500, Arlington Heights, Illinois 60004-7803. If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

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
2. See Index to Financial Statements andFinancial Statement Schedule below.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited the accompanying consolidated balance sheets of AMCOL International Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOL International Corporation and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMCOL International Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited AMCOL International Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMCOL International Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the four businesses acquired during the year ended December 31, 2007, which are included in the 2007 consolidated financial statements of AMCOL International Corporation and Subsidiaries and constituted $35,545 and $29,388 of total and net assets, respectively, as of December 31, 2007 and $20,068 and $1,684 of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of AMCOL International Corporation also did not include an evaluation of the internal control over financial reporting of these businesses.

In our opinion, AMCOL International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of AMCOL International Corporation and Subsidiaries and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
AMCOL International Corporation:

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows of AMCOL International Corporation and subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of AMCOL International Corporation and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Chicago, Illinois
March 16, 2006

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$25,282	$17,805
Accounts receivable:
Trade	157,268	127,041
Other	9,567	6,391
Inventories	91,367	84,612
Prepaid expenses	13,529	10,142
Deferred income taxes	4,374	4,648
Income taxes receivable	2,768	-
Other	475	1,045

Total current assets	304,630	251,684

Investment in and advances to affiliates and joint ventures	49,309	31,049

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	21,394	17,428
Depreciable assets	352,100	305,013
	373,494	322,441
Less: accumulated depreciation and depletion	196,904	181,669
	176,590	140,772
Other assets:
Goodwill	59,840	40,341
Intangible assets	41,257	25,611
Deferred income taxes	5,513	6,643
Other assets	15,007	15,124
	121,617	87,719
	652,146	511,224

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,274	$26,107
Accrued income taxes	-	4,844
Accrued liabilities	57,833	47,432
Total current liabilities	102,107	78,383

Long-term debt	164,232	112,448

Minority interests in subsidiaries	327	276
Deferred compensation	7,559	6,880
Other liabilities	25,598	18,419
	33,484	25,575
Stockholders’ equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized; 32,015,771 shares issued in 2007 and 2006	320	320
Additional paid in capital	81,599	76,686
Retained earnings	258,164	219,690
Accumulated other comprehensive income	33,248	16,658
	373,331	313,354
Less:
Treasury stock (1,921,943 and 2,079,415 shares in 2007 and 2006, respectively)	21,008	18,536
	352,323	294,818
	652,146	511,224

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Continuing Operations
Net sales	$744,334	$611,556	$535,924
Cost of sales	547,820	452,090	397,901
Gross profit	196,514	159,466	138,023
General, selling and administrative expenses	121,187	102,078	90,947
Operating profit	75,327	57,388	47,076
Other income (expense):
Interest expense, net	(8,915)	(2,951)	(1,660)
Other, net	(1,139)	231	(393)
	(10,054)	(2,720)	(2,053)
Income before income taxes and income from affiliates and joint ventures	65,273	54,668	45,023
Income tax expense	16,646	10,425	11,645
Income before income from affiliates and joint ventures	48,627	44,243	33,378
Income from affiliates and joint ventures	8,394	5,420	2,912
Income from continuing operations	57,021	49,663	36,290

Discontinued Operations
Gain (loss) on discontinued operations	(286)	585	4,755

Net income	56,735	50,248	41,045

See accompanying notes to consolidated financial statements.

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005
Earnings per share
Basic earnings per share:
Continuing operations	$1.89	$1.65	$1.23
Discontinued operations	(0.01)	0.02	0.16
Net income	1.88	1.67	1.39

Diluted earnings per share:
Continuing operations	$1.84	$1.60	$1.18
Discontinued operations	(0.01)	0.02	0.15
Net income	1.83	1.62	1.33

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$56,735	$50,248	$41,045
Other comprehensive income (loss) -
Pension adjustment (net of $1,496 tax expense in 2007, $125 tax expense in 2006, and $169 tax benefit in 2005)	3,003	216	154
Unrecognized loss on interest rate swap agreement (net of $399 tax benefit in 2007)	(783)	-	-
Foreign currency translation adjustment	14,370	9,787	(6,415)
Comprehensive income	73,325	60,251	34,784

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2004	32,015,771	$320	$69,763	$154,366	$14,905	$(17,420)	221,934
Net income				41,045			41,045
Cash dividends ($0.38 per share)				(11,286)			(11,286)
Currency translation adjustment					(6,415)		(6,415)
Purchase of 109,629 treasury shares						(2,058)	(2,058)
Sales of 497,513 treasury shares pursuant to options			(1,561)			3,051	1,490
Tax benefit from employee stock plans			1,601				1,601
Vesting of common stock in connection with employee stock plans			2,391				2,391
Minimum pension liability (net of $169 tax benefit)					154		154

Balance at December 31, 2005	32,015,771	320	72,194	184,125	8,644	(16,427)	248,856
Net income				50,248			50,248
Cash dividends ($0.49 per share)				(14,683)			(14,683)
Currency translation adjustment					9,787		9,787
Purchase of 259,446 treasury shares						(6,645)	(6,645)
Sales of 412,163 treasury shares pursuant to options			(385)			4,536	4,151
Tax benefit from employee stock plans			2,241				2,241
Vesting of common stock in connection with employee stock plans			2,636				2,636
Minimum pension liability (net of $125 tax expense)					216		216
Adjustment upon adoption of SFAS 158 (net of tax benefit of $975)					(1,989)		(1,989)

Balance at December 31, 2006	32,015,771	320	76,686	219,690	16,658	(18,536)	294,818
Net income				56,735			56,735
Adjustment upon adoption of FIN 48				(253)			(253)
Cash dividends ($0.60 per share)				(18,008)			(18,008)
Currency translation adjustment					14,370		14,370
Purchase of 265,957 treasury shares						(6,622)	(6,622)
Issuance of 423,429 treasury shares pursuant to options and acquisitions			(314)			4,150	3,836
Tax benefit from employee stock plans			2,140				2,140
Vesting of common stock in connection with employee stock plans			3,087				3,087
Unrecognized loss on interest rate swap agreement (net of $399 tax benefit)					(783)		(783)
Pension adjustments (net of $1,496 tax expense)					3,003		3,003

Balance at December 31, 2007	32,015,771	$320	$81,599	$258,164	$33,248	$(21,008)	$352,323

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net income	$56,735	$50,248	$41,045
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on the disposal of discontinued operations	-	-	(4,755)
Depreciation, depletion, and amortization	29,219	20,483	19,558
Undistributed earnings from affiliates and joint ventures	(7,229)	(4,836)	(3,156)
Increase (decrease) in allowance for doubtful accounts	(40)	1,460	(2,381)
Decrease (increase) in deferred income taxes	(1,289)	(3,852)	(1,139)
Tax benefit from employee stock plans	2,140	2,241	1,601
Gain on sale of depreciable assets	(2,591)	(929)	(1,433)
Impairment charge	-	950	-
Stock compensation expense	3,087	2,636	2,391
Excess tax benefits on stock option exercises	(2,030)	(1,955)	-
Other	79	(585)	42

(Increase) decrease in current assets, net of effects of acquisitions:
Accounts receivable	(29,157)	(28,452)	(10,172)
Income taxes receivable	(2,768)	4,864	5,886
Inventories	(5,460)	(5,803)	(12,544)
Prepaid expenses	(3,290)	(3,496)	(994)
Increase (decrease) in current liabilities, net of effects of acquisitions:
Accounts payable	16,790	(127)	(1,109)
Accrued liabilities and income taxes	4,231	12,675	2,878
Increase in other noncurrent assets	(1,913)	(2,758)	(2,362)
Increase (decrease) in other noncurrent liabilities	9,667	3,924	2,934
Net cash provided by operating activities	66,181	46,688	36,290

Cash flow from investing activities:
Proceeds from sale of depreciable assets	6,896	3,155	3,574
Capital expenditures	(46,004)	(42,099)	(28,626)
Capital expenditures - corporate building	(7,050)	-	-
Investments in and advances to affiliates and joint ventures	(6,636)	(5,645)	(901)
Acquisition of businesses, net of cash acquired	(45,191)	(63,248)	(2,118)
Net tax refunds from the sale of discontinued operations	-	-	4,755
Receipts from (payments to) minority interest partners	-	-	259
Investments in restricted cash	2,504	(3,706)	-
Decrease (increase) in other assets	(386)	654	735
Net cash used in investing activities	(95,867)	(110,889)	(22,322)
Cash flow from financing activities:
Proceeds from issuance of debt	416,470	160,453	55,785
Principal payments of debt	(366,122)	(84,977)	(55,764)
Proceeds from sales of treasury stock	3,336	2,577	1,397
Purchases of treasury stock	(6,622)	(5,554)	(1,965)
Excess tax benefits on stock option exercises	2,030	1,955	-
Dividends	(18,008)	(14,678)	(11,286)
Other	255	-	-
Net cash provided by (used in) financing activities	31,339	59,776	(11,833)
Effect of foreign currency rate changes on cash	5,824	6,233	(3,732)
Net increase (decrease) in cash and cash equivalents	7,477	1,808	(1,597)
Cash and cash equivalents at the beginning of the year	17,805	15,997	17,594
Cash and cash equivalents at end of the year	25,282	17,805	15,997
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$8,112	$2,507	$1,755
Net income taxes paid	$16,181	$596	$1,451

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 on January 1, 2007; see Note 8 for a further discussion of this standard and its impact on our financial statements.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires the recognition, in our December 2006 balance sheet, of the underfunded status of our defined benefit and supplemental pension plans as a liability, measured as the difference between the fair value of the plan assets and the projected benefit obligation. Upon adoption, SFAS 158 also requires the recognition of previously unrecognized actuarial gains and losses and prior service costs within Accumulated other comprehensive income, net of tax. SFAS 158 also requires that we measure the funded status of our plans as of our year-end balance sheet date (i.e. December 31st); however, this requirement is not mandatory until December 31, 2008. Thus, we continue to measure our plan’s funded status as of October 1st of each year.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB No. 115. This standard allows the measurement of many instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is not expected to have a significant impact on our financial statements when we adopt it on January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not directly or indirectly attributable to a parent company. SFAS 160 establishes standards of reporting for noncontrolling interests as well as deconsolidation of a subsidiary. Most notably, SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly identified and reported within equity in the consolidated statement of financial position, albeit separate from the parent company’s equity. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interests rather than reporting the noncontrolling interest as a deduction in arriving at net income. We do not believe this standard will have a material impact on our financial statements when we adopt it on January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements for users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us starting January 1, 2009. Since the standard is generally applicable only for acquisitions completed in the future, we are unable to determine the effect this standard would have on the accounting for such acquisitions.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Principles of Consolidation

The consolidated financial statements include the accounts of our domestic and foreign subsidiaries as well as variable interest entities for which we have determined that we are the primary beneficiary. We consolidate all subsidiaries which are greater than 50% owned by us. We use the equity method of accounting to incorporate the results of our investments in companies in which we have significant influence, which is generally represented by ownership interests of at least 20% but not more than 50% of the outstanding common stock of the investee. If we do not have significant influence, we use the cost method. All intercompany balances and transactions have been eliminated upon consolidation.

Segments

The composition of consolidated revenues by segment is as follows:

	Percentage of Net Sales
	2007	2006	2005
Minerals	48%	52%	55%
Environmental	34%	33%	32%
Oilfield services	14%	10%	7%
Transportation	7%	8%	9%
Intersegment shipping	-3%	-3%	-3%
	100%	100%	100%

Beginning January 1, 2007, we included our nanocomposite business within the minerals segment. Those expenses were previously included within our corporate segment. The financial results for prior years have been adjusted to reflect this change in reporting. Operating results and profit margins for all periods were not materially impacted by the change.

Further descriptions of our products, principal markets and the relative significance of segment operations within AMCOL International Corporation (the “Company”) are included in Note 3.

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

Revenue Recognition

Product revenue is recognized when title passes to the customer, the customer assumes the risks and rewards of ownership, and collectibility is reasonably assured; generally, this occurs when we ship product to customers. Allowances for discounts, rebates, and estimated returns are recorded at the time of sale and are reported as a reduction in revenue. We generate some sales through independent, third-party representatives. These sales are recorded in revenues, and the commission compensation paid to the representatives is recorded in general, selling and administrative expenses.

Transportation segment revenue for freight delivery services is recognized when the service is provided. Amounts payable for purchased transportation, commissions and insurance are accrued when the related revenue is recognized.

Service and rental revenues, primarily earned by the environmental and oilfield services segments, respectively, each comprise less than 10% of consolidated net sales. Service and rental revenues are recognized in the period such services are performed or the period in which customers utilize the rented assets and collectibility is reasonably assured.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Revenue from long-term contracts, typically generated in our environmental segment, are recorded on the percentage-of-completion method of accounting. Progress is generally based upon costs incurred to date as compared to the total estimated costs to complete the work under the contract. All known or anticipated losses on contracts are provided when they become evident. Cost adjustments that are in the process of being negotiated with customers for extra work or changes in scope of work are included in revenue when collection is deemed probable.

Translation of Foreign Currencies

Exchange adjustments resulting from foreign currency transactions are recognized in net income, whereas the adjustments resulting from the translation of financial statements into our reporting currency are reflected as a component of accumulated other comprehensive income within stockholders’ equity. The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rates of exchange at the balance sheet dates. The statements of operations are translated at the weighted average rates during the periods.

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) or moving average methods. Exploration costs are expensed as incurred.

Receivables and Allowance for Doubtful Accounts

We carry our receivables at their face amount less an allowance for bad debts. We establish the allowance for bad debts based on a review of several factors, including historical collection experience, current aging status of the customer accounts, and the financial condition of our customers.

Property, Plant, Equipment, and Mineral Rights and Reserves

Property, plant, equipment, and mineral rights and reserves are carried at cost less accumulated depreciation and depletion. Depreciation is computed using the straight-line method for substantially all of the assets. Certain other assets, primarily field equipment, are depreciated on the units-of-production method. Mineral rights and reserves are depleted using the units-of-production method.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The carrying value of goodwill for each reporting unit is reviewed annually as of October 1st for impairment or more frequently if indications exist which may suggest the carrying value is not recoverable. The annual impairment test is a two step process that involves comparing the estimated fair value of each reporting unit to the carrying value of that reporting unit. If the fair value of the reporting unit exceeds the carrying value, the goodwill is not considered impaired and the second step is unnecessary. If the fair value is less than the carrying value, the second step of the test would be performed to measure the amount of impairment loss to be recorded, if any.

Other Intangible Assets

Other intangible assets, including certain trademarks and non-compete agreements, are amortized on the straight-line method over the expected periods to be benefited.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Impairment of Long-Lived Assets

We review the carrying values of long-lived assets, including property, plant and equipment and intangible assets other than goodwill, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal.

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

Research and Development

Research and development costs are expensed as incurred within general, selling and administrative expenses.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similarly computed, except the denominator is increased to include the dilutive effects of stock options and other share equivalents. Stock options whose exercise would result in a net decrease in the weighted average number of common shares outstanding are considered antidilutive and excluded from our diluted earnings per share calculation. A reconciliation between the shares used to compute basic and diluted earnings per share follows:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2007	2006	2005
Weighted average common shares outstanding for the year	30,164,697	30,054,267	29,525,033
Dilutive impact of stock equivalents	794,724	971,621	1,278,105
Weighted average common and common equivalent shares for the year	30,959,421	31,025,888	30,803,138
Common shares outstanding at December 31	30,093,828	29,936,356	29,783,639
Weighted average anti-dilutive shares excluded from the computation of diluted earnings per share	317,598	245,765	248,685

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

Effective January 1, 2006, we adopted SFAS 123(R), Share Based Payment, under the modified prospective transition method. This adoption did not significantly affect our statement of operations, balance sheet or statement of comprehensive income for 2006. SFAS 123(R) does require, however, that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow in the statements of cash flows as required prior to January 1, 2006; this has the effect of reducing net operating cash flows and increasing net financing cash flows for all periods after December 31, 2005. For the years ended December 31, 2007 and 2006, this amount was $2,030 and $1,955, respectively. While we cannot estimate what those amounts will be in the future (because they depend on, amongst other factors, when employees exercise options), the amount of operating cash flows recognized for such tax deductions for the year ended December 31, 2005 (and hence the amount that would have been reclassified as a cash inflow from financing activities if SFAS 123(R) had been applicable in that prior period) was $1,586.

Derivative Instruments and Hedging Activities

Occasionally, we use derivative financial instruments (principally interest rate swaps or options) to manage exposure to changes in interest rates. We do not use derivative instruments for trading or other speculative purposes. We recognized our derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains and losses) depends on whether it has been designated and qualifies as part of a hedging relationship and type of relationship. Hedges designated as cash flow hedges result in the changes in fair value being recorded in accumulated other comprehensive income.

At December 31, 2007, we had an interest rate swap agreement outstanding which effectively hedges the variable rate on our Senior notes to a fixed rate. We designated this hedge as a cash flow hedge. We did not have any material derivative financial instruments outstanding at December 31, 2006.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Reclassifications

Certain items in the prior years consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation for 2007. These reclassifications did not have a material impact on our financial statements.

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

(3) Business Segment and Geographic Area Information

We determine our operating segments based on the discrete financial information that is regularly evaluated by our chief operating decision maker, our President and Chief Executive Officer, in deciding how to allocate resources and in assessing performance. Intersegment sales are insignificant, other than intersegment shipping which is eliminated in the corporate segment. We measure segment profit based on operating profit, and the costs deducted to arrive at operating profit do not include interest or income taxes.

Our five reportable segments are as follows:

•	Minerals segment - mines, processes and distributes clays and products with similar applications to various industrial and consumer markets;
•
Environmental segment - processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications;

•	Oilfield services segment - provides both onshore and offshore water treatment filtration, pipeline separation, and well testing data services for the oil and gas industry;
•	Transportation segment - includes a long-haul trucking business and a freight brokerage business that provides services to our subsidiaries as well as third-party customers; and
•	Corporate segment - intersegment shipping revenues are eliminated in our corporate segment.

Effective beginning the first quarter of 2007, we included our nanocomposite business within the Minerals segment. Those expenses were previously included within our Corporate segment. The segment financial results for prior years have been adjusted to reflect this change in reporting. Operating results and profit margins for all periods and segments were not materially impacted by the change.

Segment assets are those assets used in the operations of that segment. Corporate assets include cash, corporate leasehold improvements, and other miscellaneous equipment.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth certain financial information by business segment as of and for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net sales:
Minerals	$356,670	$316,751	$295,686
Environmental	252,776	203,128	171,144
Oilfield services	100,572	61,928	39,702
Transportation	52,409	50,228	49,708
Intersegment shipping	(18,093)	(20,479)	(20,316)
Total	744,334	611,556	535,924
Operating profit (loss):
Minerals	$34,105	$34,211	$32,881
Environmental	38,394	26,751	23,351
Oilfield services	19,217	11,061	5,317
Transportation	2,768	2,872	2,717
Corporate	(19,157)	(17,507)	(17,190)
Total	75,327	57,388	47,076
Assets:
Minerals	$319,921	$245,417	$186,718
Environmental	184,992	145,884	113,565
Oilfield services	95,866	84,917	33,023
Transportation	3,807	3,722	3,027
Corporate	47,560	31,284	32,196
Total	652,146	511,224	368,529
Depreciation, depletion and amortization:
Minerals	$15,019	$11,856	$11,828
Environmental	6,280	4,343	4,193
Oilfield services	6,688	3,143	2,123
Transportation	38	69	97
Corporate	1,194	1,072	1,317
Total	29,219	20,483	19,558
Capital expenditures:
Minerals	$21,942	$27,292	$13,886
Environmental	7,981	9,958	9,549
Oilfield services	10,733	4,024	3,649
Transportation	55	50	29
Corporate	12,343	775	1,513
Total	53,054	42,099	28,626
Research and development expenses:
Minerals	$4,023	$3,655	$3,795
Environmental	2,242	2,390	1,865
Oilfield services	247	-	-
Corporate	858	200	585
Total	7,370	6,245	6,245

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth certain geographic financial information by business segment as of and for the years ended December 31, 2007, 2006 and 2005. EMEA is our European, Middle East and African geographic regions. Geographic revenues and operating profit are determined based on origin:

	2007	2006	2005
Sales to unaffiliated customers shipped from:
Americas	$507,393	$422,235	$371,836
EMEA	178,650	142,979	125,512
Asia Pacific	58,291	46,342	38,576
Total	744,334	611,556	535,924
Operating profit from sales from:
Americas	$47,193	$32,522	$25,213
EMEA	21,383	17,201	15,831
Asia Pacific	6,751	7,665	6,032
Total	75,327	57,388	47,076
Identifiable assets in:
Americas	$425,468	$326,337	$227,923
EMEA	146,928	120,571	94,165
Asia Pacific	79,750	64,316	46,441
Total	652,146	511,224	368,529

Revenues by product line for each fiscal year are as follows:

	2007	2006	2005
Metalcasting	$152,359	$136,357	$134,138
Lining technologies	151,828	112,546	94,942
Oilfield services	100,572	66,825	45,780
Specialty minerals	90,404	75,272	68,394
Building materials	81,736	70,796	58,382
Pet products	65,804	58,332	60,177
Basic minerals	43,269	42,801	28,652
Drilling products	24,046	18,878	16,067
Transportation	52,409	50,228	49,708
Intersegment shipping revenue	(18,093)	(20,479)	(20,316)
Total	744,334	611,556	535,924

(4) Balance Sheet Related Information

The allowance for doubtful accounts as of and the activity for the years ended December 31 was as follows:

	2007	2006	2005
Balance at the beginning of the year	$3,986	$2,350	$4,637
Charged to expense (income)	779	1,159	(731)
Acquisitions and other	(300)	459	94
Write-offs and currency translation adjustments	(474)	18	(1,650)

Balance at the end of the year	3,991	3,986	2,350

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Inventories at December 31 consisted of:

	2007	2006
Crude stockpile inventories	$25,601	$26,390
In-process and finished goods inventories	39,473	32,640
Other raw material, container, and supplies inventories	26,293	25,582
	91,367	84,612

Included within Other raw material, container and supplies inventories in the table above is our reserve for slow moving and obsolete inventory. The balance of this reserve as of and the activity for the years ended December 31 was as follows:

	2007	2006	2005

Balance at the beginning of the year	$2,394	$1,985	$1,574
Charged to costs and expenses	942	1,022	872
Acquisitions and other	38	-	-
Disposals and currency translation adjustments	(1,569)	(613)	(461)

Balance at the end of the year	1,805	2,394	1,985

The following table presents our reclamation liability at the end of and changes during each of the years presented:

	2007	2006
Balance at beginning of the year	$5,715	$4,966
Settlement of obligations	(2,121)	(1,140)
Liabilities incurred and accretion expense	2,105	1,889

Balance at the end of the year	5,699	5,715

Accrued liabilities at December 31 consisted of:

	2007	2006
Accrued severance taxes	$2,412	$2,022
Accrued employee costs	6,268	3,852
Accrued vacation pay	2,687	2,438
Accrued bonus	9,778	9,366
Accrued dividends payable	4,814	4,190
Accrued warranties	1,012	911
Accrued commissions	2,262	2,712
Accrued reclamation costs	1,102	1,214
Other	27,498	20,727
	57,833	47,432

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table presents our warranty liability at the end of and changes during each of the years presented:

	2007	2006

Balance at the beginning of the year	$911	$1,823
Charged to costs and expenses	556	(274)
Acquisitions	75	-
Net settlements	(538)	(709)
Foreign currency translation	8	71

Balance at the end of the year	1,012	911

Accumulated other comprehensive income at December 31 was comprised of the following components:

	2007	2006
Cumulative foreign currency translation	$33,104	$18,734
Prior service cost on pension plans (net of tax benefit of $190 in 2007 and $206 in 2006)	(371)	(418)
Net actuarial (loss) gain on pension plans (net of tax expense of $663 in 2007 and a tax benefit of $817 in 2006)	1,298	(1,658)
Unrecognized loss on interest rate swap agreement (net of a $399 tax benefit in 2007)	(783)	-

	33,248	16,658

(5) Property, Plant, Equipment and Mineral Rights and Reserves

Property, plant, equipment and mineral rights and reserves consisted of the following:

	December 31,
	2007	2006
Mineral rights and reserves	$6,857	$6,715
Other land	14,537	10,713
Buildings and improvements	83,728	73,086
Machinery and equipment	257,662	221,433
Construction in progress	10,710	10,494
	373,494	322,441

The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements	5-50 years
Machinery and equipment	1-20 years

Depreciation and depletion were charged to income as follows:

	2007	2006	2005
Depreciation expense	$22,855	$18,682	$18,197
Depletion expense	719	340	108
	23,574	19,022	18,305

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(6) Goodwill and Intangible Assets

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Minerals	Environmental	Oilfield services	Consolidated

Balance at December 31, 2005	$6,383	$8,932	$5,329	$20,644

Change in goodwill relating to:
Acquisitions	6,011	853	11,067	17,931
Foreign exchange translation	616	1,150	-	1,766
Total changes	6,627	2,003	11,067	19,697

Balance at December 31, 2006	13,010	10,935	16,396	40,341

Change in goodwill relating to:
Acquisitions	6,264	8,729	3,508	18,501
Foreign exchange translation	798	200	-	998
Total changes	7,062	8,929	3,508	19,499

Balance at December 31, 2007	20,072	19,864	19,904	59,840

Intangible assets were as follows:

	December 31, 2007			December 31, 2006
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Intangibles subject to amortization:
Trademarks	$772	$(335)	$437	$727	$(182)	$545
Patents	629	(362)	267	642	(280)	362
License agreements	6,250	(6,250)	-	6,250	(5,500)	750
Customer related assets	31,989	(3,737)	28,252	22,278	(341)	21,937
Non-compete agreements	1,823	(645)	1,178	1,700	(78)	1,622
Developed technology	4,040	(382)	3,658	-	-	-
Other	1,185	(280)	905	928	(567)	361

Subtotal	46,688	(11,991)	34,697	32,525	(6,948)	25,577

Intangibles not subject to amortization:
Other	-	-	-	34	-	34
Trademarks and Tradenames	6,560	-	6,560	-	-	-

Total	53,248	(11,991)	41,257	32,559	(6,948)	25,611

Intangible assets are being amortized primarily on a straight-line basis over their estimated useful lives of 3 to 20 years. For the years above, there was no impairment related to the intangible assets. Amortization expense on intangible assets for each of the years ending December 31, 2007 and 2006 was $5,645 and $1,469, respectively. We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

Amount

2008	$4,947
2009	4,815
2010	3,203
2011	2,804
2012	2,543

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(7) Investments in Joint Ventures

Information about our investments in affiliates and joint ventures at December 31, 2007 is as follows:

	Ownership interest	Accounting Policy	Amount of our investment less the underlying net equity of the investee	Value at quoted market price
Ahmed Rasheed & Co	40%	Cost Method	$179	N/A
Ashapura AMCOL N.V.	50%	Equity Method	124	N/A
Ashapura Minechem Limited	21%	Equity Method	3,788	$78,564
Ashapura Volclay Limited	50%	Equity Method	(453)	N/A
Egypt Mining & Drilling Co. and Egypt Bentonite & Derivatives Co.	25%	Equity Method	965	N/A
Egypt Nano Technologies Co.	27%	Equity Method	(99)	N/A
Volclay de Mexico, S.A. de C.V.	49%	Equity Method	(80)	N/A
Volclay Japan Co., Ltd.	50%	Equity Method	393	N/A

As illustrated above, our largest investment is in Ashapura Minechem Limited, which is publicly traded on the Bombay Stock Exchange Limited. Further information regarding this investee’s financial and operating performance is in the following table.

	2007	2006
Ashapura Minechem Limited:
Net Sales	$338,804	$249,203
Operating income	52,053	32,369
Affiliate income as reported	35,055	21,896

Current assets	166,629	78,884
Non-current assets	64,742	54,958
Total assets	231,372	133,842
Current liabilities	56,910	17,071
Non-current liabilities	51,159	36,774
Total liabilities	108,069	53,845

We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag.

(8) Income Taxes

Total income tax expense (benefit) for the years ended December 31 was comprised of the following:

	2007	2006	2005
Continuing operations	$16,646	$10,425	$11,645
Discontinued operations	(79)	(585)	(5,255)
	16,567	9,840	6,390

For each of the years ended December 31 in the table below, domestic and foreign components of income from continuing operations before income taxes and equity in income of affiliates and joint ventures are:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2007	2006	2005
Income from continuing operations before income taxes and income from affiliates and joint ventures:
Domestic	$42,632	$30,239	$22,485
Foreign	22,641	24,429	22,538
	65,273	54,668	45,023

The components of the provision for income taxes attributable to income from continuing operations before income taxes and income from affiliates and joint ventures for the years ended December 31 consisted of:

	2007	2006	2005
Provision (benefit) for income taxes:
Federal:
Current	$10,217	$6,595	$6,257
Deferred	350	(3,090)	210
State:
Current	2,121	1,229	1,719
Deferred	225	83	341
Foreign:
Current	4,741	5,731	1,192
Deferred	(1,008)	(123)	1,926
	16,646	10,425	11,645

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

	2007	2006

Deferred tax assets attributable to:
Accounts receivable	$333	$537
Inventories	1,477	2,003
Employee benefit plans	8,555	8,792
Intangible assets	2,275	2,438
Accrued liabilities	898	1,030
Employee incentive plans	1,462	-
Tax credit carryforwards	1,617	1,021
Other	2,688	991
Total deferred tax assets	19,305	16,812
Deferred tax liabilities attributable to:
Plant and equipment	(2,477)	(1,395)
Land and mineral reserves	(1,068)	(1,122)
Joint ventures	(3,581)	(2,579)
Other	(1,765)	(425)
Total deferred tax liabilities	(8,891)	(5,521)

Valuation allowances	(527)	-

Net deferred tax assets	9,887	11,291

We believe it is more likely than not that the net deferred tax assets above will be realized in the normal course of business.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following analysis reconciles the U.S. statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity income of affiliates and joint ventures:

	2007		2006		2005
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Provision for income taxes at U.S. statutory rates	$22,848	35.0%	$19,133	35.0%	$15,791	35.0%
Increase (decrease) in taxes resulting from:
Percentage depletion	(3,568)	-5.5%	(3,208)	-5.9%	(2,173)	-4.8%
State taxes, net of federal benefit	1,600	2.5%	909	1.7%	1,177	2.6%
Foreign tax rates	(4,119)	-6.3%	(4,031)	-7.4%	(4,308)	-9.5%
Depletion and research and experimentation adjustments	-	-	(3,667)	-6.7%	-	-
Dividend pursuant to American Jobs Creation Act of 2004	-	-	-	-	665	1.5%
Tax receivable write-off	-	-	-	-	1,448	3.1%
Other	(115)	-0.2%	1,289	2.4%	(955)	-2.0%
	16,646	25.5%	10,425	19.1%	11,645	25.9%

Tax on reinvested earnings

We have not provided for the United States federal income and foreign income withholding taxes on approximately $95,270 of undistributed earnings from international subsidiaries as of December 31, 2007 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

Tax holidays

We benefit from tax holidays in both Poland and Thailand as a result of our locating and investing in special economic zones in each country. In 2007, these tax holidays resulted in a $1,674 reduction in income tax expense and a $0.05 benefit to diluted earnings per share.

Our agreement with the Polish tax authorities makes us eligible, based on certain terms and conditions, for a tax holiday exemption for all income tax activities through 2009 and a 50% exemption in 2010; we have enjoyed tax holidays through 2007. We continue to seek tax concessions when applicable.

Our agreement with the Thai tax authorities provides for tax holidays on several investments. The most significant tax exemption is on all income from manufacturing operations (distributed goods are still subject to taxation) related to our initial investment. These initial manufacturing activities were exempt through December 31, 2005 and are taxable at 50% in years 2006 through 2010. An additional tax holiday was granted in 2007 for the expansion of our Thai facility. Income generated from this expansion is granted a 100% tax holiday from corporate income tax for another eight (8) years beginning in 2007 and then taxable at 50% for five (5) years starting in 2015. We attempt to modify and obtain tax concessions when applicable.

Exams

In the normal course of business, we are subject to examination by tax authorities throughout the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2002. The United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all years through 2003.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

NOLs and credit carryforwards

At December 31, 2007, we have state net operating loss carryovers that have resulted in a deferred tax asset of $527, against which we have recorded a full valuation allowance as we do not expect to utilize the loss in the carryforward period.

Adoption of FIN 48

Effective January 1, 2007, we adopted FIN 48, which resulted in a $253 decrease in retained earnings as well as increases to income taxes payable of $2,065, deferred tax assets of $1,876, and income tax receivables of $189. In addition, we reclassified $4,379 of income tax liabilities from current liabilities to non-current liabilities as we do not anticipate settling these liabilities within the next twelve months.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance as of January 1, 2007	$4,846
Increases related to prior year tax positions	1,081
Increases related to current year tax positions	740
Decreases related to the expiration of statute of limitations	(1,237)

Balance as of December 31, 2007	5,430

Included in the unrecognized tax benefits at December 31, 2007 are $3,002 of benefits that, if recognized, would reduce our annual effective tax rate. These benefits also include benefits of $1,095 relating to items affected by statute of limitations which expire in the next 12 months; of this amount, $850 would have an impact on our effective tax rate.

We report penalties and interest relating to uncertain tax positions within the income tax expense line item within our consolidated statement of operations. At December 31, 2007, our consolidated balance sheet includes a liability for possible payment of penalties and interest of $1,371.

(9) Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
Borrowings under revolving credit agreement	$78,593	$98,244
Senior notes	75,000	-
Industrial revenue bond	4,800	4,800
Other notes payable	5,981	9,432
	164,374	112,476
Less: current portion	(144)	(28)
	164,231	112,448

We have a revolving credit agreement that provides a committed $150,000 revolving line of credit maturing on April 1, 2012. As of December 31, 2007, there was $71,407 in borrowing capacity available under the line of credit. The revolving credit agreement is a multi-currency arrangement that allows us to borrow certain foreign currencies at an adjusted LIBOR rate plus .50% to 1.125%, depending upon the amount of the credit line used and certain capitalization ratios. The facility requires certain covenants to be met, such as specific amounts of net worth, and limits our ability to make additional borrowings and guarantees. We were in compliance with these covenants at December 31, 2007. The borrowings under this revolving credit line at December 31, 2007 carried an average interest rate of 5.95%.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

On April 2, 2007, we issued and sold $75,000 of senior notes (the “Senior notes”) to a qualified institutional buyer which are payable at maturity on April 2, 2017, subject to certain acceleration features upon default. The Notes are comprised of (a) $45,000 aggregate principal amount of Series 2007-A Adjustable Fixed Rate Guaranteed Senior Notes, Tranche 1, due April 2, 2017 (the “Tranche 1” notes) and (b) $30,000 aggregate principal amount of Series 2007-A Adjustable Floating Rate Guaranteed Senior Notes, Tranche 2 (the “Tranche 2” notes). Tranche 1 bears interest at 5.78%, payable semi-annually in arrears on April 2nd and October 2nd of each year, beginning October 2, 2007. Tranche 2 bears interest at an annual rate of 0.55% plus LIBOR in effect from time to time, adjusted quarterly, and is payable quarterly in arrears beginning July 2, 2007.

In conjunction with the issuance of the Senior notes, we also entered into an interest rate swap agreement with Wells Fargo Bank, N.A. (the “Interest Rate Swap Agreement”) which has the effect of converting the Tranche 2 floating interest rate into a fixed rate of 5.6% per annum over the term of the Tranche 2 notes.

We also have an uncommitted, short-term credit facility maturing on November 15, 2009 that allows for maximum borrowings of $12,000, of which $909 was outstanding as of December 31, 2007 at an interest rate of 5.57%.

Maturities of long-term debt outstanding at December 31, 2007, were as follows:

	2008	2009	2010	2011	2012	Thereafter
Borrowings under
Revolving credit agreement	$-	$-	$-	$-	$78,593	$-
Senior notes						75,000
Industrial revenue bond and other notes payable	144	111	28	18	5,680	4,800
	144	111	28	18	84,274	79,800

At December 31, 2007 and 2006, we had outstanding standby letters of credit of approximately $24,807 and $17,700, respectively. These letters of credit typically serve to guarantee the Company’s performance of its obligations related to land reclamation and workers’ compensation claims. The accompanying consolidated balance sheets as of December 31, 2007 and 2006 include amounts accrued for the estimated costs of obligations related to land reclamation and workers’ compensation claims.

(10) Acquisitions

We acquired four businesses in 2007 which individually and in the aggregate did not materially affect our operating results or financial position. For these acquisitions, we paid net cash of $38,322 and recorded goodwill and intangible assets of $14,744 and $19,045, respectively. We expect to deduct the full amount of goodwill from taxable income in accordance with tax regulations. The allocation of the purchase price for these acquisitions is still being determined as we have not determined the fair value of assets acquired and liabilities assumed.

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

Our various currency exposures often offset each other, providing natural hedges against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk. As of December 31, 2007 and 2006, the notional amount and fair value of foreign currency contracts outstanding was not material.

We periodically use interest rate swaps to manage interest rate risk on debt securities. These instruments allow us to change variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2007, we had an interest rate swap outstanding as described previously. At the end of 2006, there were no interest rate swaps outstanding.

We are exposed to credit risk on certain assets, primarily accounts receivable. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks. Our accounts receivable are carried at amounts that approximate fair value.

(12) Leases

We have several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities, including three domestic facilities which are also sublet to third parties. Total rent expense under operating lease agreements was approximately $7,264, $5,923, and $4,540 in 2007, 2006 and 2005, respectively.

The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) and related sublease income as of December 31, 2007:

	Minimum Lease			Sublease
	Payments			Rental
	Domestic	Foreign	Total	Income
Year ending December 31:
2008	$5,379	$1,255	$6,634	$331
2009	3,469	904	4,373	-
2010	2,531	784	3,315	-
2011	1,766	732	2,498	-
2012	1,013	381	1,394	-
Thereafter	663	617	1,280	-
Total	14,821	4,673	19,494	331

(13) Employee Benefit Plans

Defined benefit pension plan

We have a noncontributory pension plan covering substantially all of our domestic employees hired before January 1, 2004. The benefits are based upon years of service and qualifying compensation. Our funding is calculated using the actuarially determined unit credit cost method. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following tables set forth our pension obligations at December 31:

	Pension Benefits
	2007	2006
Change in benefit obligations:
Beginning projected benefit obligation	$38,952	$38,370
Service cost	1,659	1,738
Interest cost	2,208	1,988
Plan amendments	-	385
Actuarial loss	(1,680)	(2,528)
Benefits paid	(1,041)	(1,001)
Ending projected benefit obligation	40,098	38,952

Change in plan assets:
Beginning fair value	32,629	29,541
Actual return	5,220	3,089
Company contribution	1,000	1,000
Benefits paid	(1,041)	(1,001)
Ending fair value	37,808	32,629

Funded status of the plan	(2,290)	(6,323)

Pension cost for each of the following years was comprised of:

	2007	2006	2005
Service cost – benefits earned during the year	$1,659	$1,738	$1,850
Interest cost on accumulated benefit obligation	2,208	1,988	1,973
Expected return on plan assets	(2,694)	(2,521)	(2,272)
Net amortization and deferral	66	30	(56)
Net periodic pension cost	1,239	1,235	1,495

The following table summarizes the assumptions used in determining our pension obligation:

	2007	2006
Discount rate	6.00%	5.75%
Rate of compensation increase	5.75%	5.75%
Long-term rate of return	8.25%	8.25%

Each year, we conduct our valuation of the pension benefit plan as of October 1st. We expect to contribute $1,000 to the Plan in 2008. The accumulated benefit obligation (ABO) was $29,925 and $29,790 at December 31, 2007 and 2006, respectively.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Our Plan assets at December 31 for each year below, by asset category, are as follows:

	2007	2006
U.S. equity securities	55%	56%
AMCOL International common stock	7%	6%
International equity securities	9%	7%
Fixed income securities and bonds	27%	29%
Other investments	2%	2%

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

The estimated future benefit payments from the defined benefit plan, reflecting expected future service, as appropriate, are presented in the following table:

Per Year

2008	$1,088
2009	1,266
2010	1,383
2011	1,521
2012	1,696
2013 through 2017	11,978
Total	18,932

Supplemental pension plan

In addition to the qualified plan, we sponsor a supplementary pension plan (SERP) that provides benefits in excess of qualified plan limitations for certain employees. The projected benefit obligation for this plan was $7,286 and $6,887 at December 31, 2007 and 2006, respectively. Also, we have invested assets for the benefit of the employees covered by the supplemental pension plan in the event that there is a change in control.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Both pension plans

We adopted the provisions of SFAS 158 in 2006 as discussed in Note 1. This pronouncement requires us to recognize the funded status of our benefit plans as measured by the difference between plan assets at fair value and the projected benefit obligation in the balance sheet. The offset of recognizing the funded status is recorded in accumulated other comprehensive income within stockholders’ equity. The following table shows the effect, excluding taxes, of adopting SFAS 158 on our balance sheet at December 31, 2006 by individual balance sheet classification:

	2006 balance: pre- SFAS 158	Changes resulting from adoption of SFAS 158	2006 Ending balance

Qualified plan liability	$6,080	$243	$6,323
SERP liability	4,171	2,715	6,886
Amounts included within other long-term liabilities	10,251	2,958	13,209

Intangible asset	$6	$(6)	$-
Accumulated other comprehensive income	$(135)	$(2,964)	$(3,099)

Note 4 shows the amounts included within accumulated other comprehensive income as of December 31, 2007 and 2006 that have not yet been recognized as components of net periodic benefit cost. Of these balances at December 31, 2007, the amounts expected to be amortized in the next fiscal year are $63 and $59 for the unrecognized prior service cost and unrecognized net actuarial gain, respectively. The amounts recognized within other comprehensive income and the prior service cost for 2007 are as follows:

2007

Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$(4,329)
Amortization of net actuarial (loss) gain	(107)
Amortization of prior service cost	(63)
Total change in other comprehensive income	(4,499)

Total prior service cost recognized in net periodic benefit costs within the statement of operations	2,002

Total changes in comprehensive income and net periodic benefit costs	(2,497)

Defined contribution plan

Employees hired after December 31, 2003 do not participate in our defined benefit plan. Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee’s savings plan equal to 3% of their compensation. Under this defined contribution plan, we made total cash contributions of $862, $505 and $312 into employees’ savings accounts in 2007, 2006 and 2005, respectively.

Savings plan

We also have a savings plan for our U.S. personnel. In 2007, we made a contribution in an amount equal to an employee’s contributions up to a maximum of 4% of the employee’s annual earnings. Company contributions are made using Company stock purchased in the open market. Our contributions under the savings plan were $2,444 in 2007, $1,937 in 2006 and $1,529 in 2005.

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

(14) Stock Option Plans

For purposes of calculating compensation cost, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value calculation included the following weighted average assumptions for grants made in each of the following years:

	2007	2006	2005
Risk-free interest rate	4.6%	4.6%	3.5%
Expected life of option in years	4	4	4
Expected dividend yield of stock	1.9%	1.7%	1.7%
Expected volatility of stock price	40.3%	43.3%	52.7%
Weighted-average fair value of options granted	$11,295	$7,610	$6,143

The 1983, 1987 and 1993 Plans

We previously granted incentive and nonqualified stock options to our directors, officers and key employees under the 1993 Stock Plan and 1987 Nonqualified Stock Option Plan. Options awarded under these plans were granted with an exercise price equal to the fair market value of the underlying common stock at the time of grant. The options expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee, or a change in control of the Company.

These plans expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be outstanding until the individual option grants expire. Changes in options outstanding are summarized as follows:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Expired Stock Option Plans	Shares	Price	Shares	Price	Shares	Price
Options outstanding at January 1	124,754	$2.21	222,657	$2.14	472,743	$2.10
Exercised	(82,161)	2.17	(97,903)	2.05	(250,086)	2.06
Cancelled	-	-	-	-	-	-
Options outstanding at December 31	42,593	2.29	124,754	2.21	222,657	2.14
Options exercisable at December 31	42,593		124,754		222,657
Shares available for future grant at December 31	-		-		-

1998 Long-Term Incentive Plan

We reserved 3,900,000 shares of our common stock for issuance to our officers, directors and key employees. This plan provides for the award of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. Different terms and conditions apply to each form of award made under the plan. Awards granted since 2003 vest ratably over a three year period and expire 6 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company. Options awarded under this plan prior to 2003 generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter, until they are fully vested. These options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Changes in options outstanding are summarized as follows:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
1998 Long-Term Incentive Plan	Shares	Price	Shares	Price	Shares	Price
Options outstanding at January 1	1,636,749	$12.90	1,673,330	$9.68	1,627,144	$6.78
Granted	-	-	292,450	26.02	293,900	20.90
Exercised	(325,580)	9.70	(314,136)	7.80	(247,427)	3.95
Cancelled	(19,419)	23.05	(14,895)	16.44	(287)	1.57
Options outstanding at December 31	1,291,750	13.56	1,636,749	12.90	1,673,330	9.68
Options exercisable at December 31	1,020,314		1,019,548		924,673
Shares available for future grant at December 31	624,559		605,140		882,695

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

	December 31, 2007
2006 Long-Term Incentive Plan	Shares	Weighted Average Exercise Price
Options outstanding at January 1	-	$-
Granted	377,525	29.92
Exercised	-	-
Cancelled	(3,700)	29.95
Options outstanding at December 31	373,825	29.92
Options exercisable at December 31	-
Shares available for future grant at December 31	1,126,175

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

All Stock Option Plans

All Option Plans	2007	2006	2005

Intrinsic value of options exercised during the year	$8,900	$8,259	$8,429
Fair value of options vested during the year	6,330	5,171	3,106
Grant date fair value of options granted during the year	11,295	7,610	6,143

At December 31, 2007, the intrinsic values for all outstanding options and all exercisable options is $32,754 and $27,304, respectively. The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			of	Contractual	Exercise	of	Exercise
Range of exercise prices			Shares	Life (Yrs).	Price	Shares	Price
$1.57	-	$5.00	390,399	1.82	$3.07	390,399	$3.07
$5.67	-	$18.10	454,813	2.46	10.65	454,813	10.65
$20.90	-	$26.02	489,131	3.64	23.65	217,695	22.74
$27.73	-	$27.73	5,500	5.21	27.73	-	-
$29.95	-	$29.95	368,325	5.12	29.95	-	-
Total			1,708,168	3.24	16.86	1,062,907	10.34

The following table summarizes information about our nonvested options outstanding:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant date		Grant date		Grant date
All Option Plans - Nonvested Options	Shares	Fair value	Shares	Fair value	Shares	Fair value
Nonvested options outstanding at January 1	617,201	$21.70	748,657	$14.96	801,023	$10.19
Granted	377,525	29.92	292,450	26.02	293,900	20.90
Vested	(326,346)	19.40	(409,011)	12.64	(345,979)	8.98
Forfeited	(23,119)	24.15	(14,895)	16.44	(287)	1.57
Nonvested options outstanding at December 31	645,261	27.58	617,201	21.70	748,657	14.96

(15) Contingencies

The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(16) Quarterly Results (Unaudited)

Unaudited summarized results for each quarter of the last two years are as follows:

	2007 Quarters
	First	Second	Third	Fourth

Minerals	$85,813	$85,713	$90,906	$94,238
Environmental	48,698	65,108	76,121	62,849
Oilfield services	21,964	23,030	27,143	28,435
Transportation	10,893	13,380	14,381	13,755
Intersegment shipping	(3,640)	(4,777)	(4,953)	(4,723)
Net sales	163,728	182,454	203,598	194,554
Minerals	$16,799	$16,332	$17,296	$15,872
Environmental	17,535	22,587	25,282	20,655
Oilfield services	7,887	9,370	10,247	10,890
Transportation	1,278	1,502	1,475	1,507
Gross profit	43,499	49,791	54,300	48,924
Minerals	$9,257	$8,314	$9,135	$7,399
Environmental	6,243	9,935	14,838	7,378
Oilfield services	3,166	4,924	5,753	5,374
Transportation	540	732	730	766
Corporate	(4,512)	(4,768)	(4,453)	(5,424)
Operating profit	14,694	19,137	26,003	15,493
Income from continuing operations	$10,840	$15,255	$20,146	$10,780
Net income	$10,840	$14,969	$20,146	$10,780
Basic earnings per share (A)	$0.36	$0.50	$0.67	$0.36
Diluted earnings per share (A)	$0.35	$0.48	$0.65	$0.35

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2006 Quarters
	First	Second	Third	Fourth

Minerals	$80,071	$78,118	$79,274	$79,288
Environmental	40,158	52,718	59,120	51,132
Oilfield services	14,972	14,141	14,157	18,658
Transportation	12,471	12,848	13,300	11,609
Intersegment shipping	(4,908)	(5,124)	(5,679)	(4,768)
Net sales	142,764	152,701	160,172	155,919
Minerals	$14,892	$15,648	$15,771	$15,376
Environmental	14,278	17,967	19,817	17,652
Oilfield services	5,077	4,568	5,067	7,283
Transportation	1,482	1,512	1,563	1,513
Gross profit	35,729	39,695	42,218	41,824
Minerals	$7,888	$8,700	$9,584	$8,039
Environmental	4,786	7,640	8,849	5,476
Oilfield services	2,945	2,022	2,270	3,824
Transportation	683	732	775	682
Corporate	(4,255)	(4,266)	(5,070)	(3,916)
Operating profit	12,047	14,828	16,408	14,105
Income from continuing operations	$9,711	$11,919	$16,034	$11,999
Net income	$9,711	$11,919	$16,619	$11,999
Basic earnings per share (A)	$0.33	$0.40	$0.56	$0.40
Diluted earnings per share (A)	$0.31	$0.39	$0.54	$0.39

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

Date: March 17, 2008

AMCOL INTERNATIONAL CORPORATION

By:	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hughes	March 17, 2008
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow	March 17, 2008
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Gary L. Castagna	March 17, 2008
Gary L. Castagna
Senior Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown	March 17, 2008
Arthur Brown
Director

/s/ Daniel P. Casey	March 17, 2008
Daniel P. Casey
Director

/s/ Jay D. Proops	March 17, 2008
Jay D. Proops
Director

/s/ Clarence O. Redman	March 17, 2008
Clarence O. Redman
Director

/s/ Dale E. Stahl	March 17, 2008
Dale E. Stahl
Director

/s/ Audrey L. Weaver	March 17, 2008
Audrey L. Weaver
Director

/s/ Paul C. Weaver	March 17, 2008
Paul C. Weaver
Director

INDEX TO EXHIBITS

Exhibit
Number

3.1	Restated Certificate of Incorporation of the Company (1), as amended (2), as amended (3)
3.2	Bylaws of the Company (2)
4	Article Four of the Company’s Restated Certificate of Incorporation (1), as amended (3)
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
10.13
A written description of compensation for the Board of Directors of the Company is set forth under the caption "Director Compensation" in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company's shareholders in connection with the Annual Meeting of Shareholders to be held on May 8, 2008, and is hereby incorporated by reference.*

10.14
Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, Wells Fargo Bank, N.A., Bank of America N.A. and the Northern Trust Company dated November 10, 2005 (14), as amended (15), as further amended (16)

10.15	Asset Purchase Agreement dated as of November 10, 2006 by and among CETCO Oilfield Services Company and Nitrogen Specialty Company, L.L.C., together with its members (17)
10.16	Note Purchase Agreement, dated April 2, 2007 (18)
10.17	Subsidiary Guaranty Agreement, dated April 2, 2007 (18)
21	AMCOL International Corporation Subsidiary Listing
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of former Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(3)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 10 filed with the Securities and Exchange Commission on July 27, 1987.
(5)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.
(6)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1997.
(7)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1988.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.
(9)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1992.

(10)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(11)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2006.
(14)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
(15)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
(17)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and
Exchange Commission on November 14, 2006.
(18)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and
Exchange Commission on April 5, 2007.

*Management compensatory plan or arrangement