Form 10-Q
period 2008-03-31
AMCOL INTERNATIONAL CORP
filed 2008-05-09
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	15661

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1500 West Shure Drive, Suite 500, Arlington Heights, Illinois	60004-7803
(Address of principal executive offices)	(Zip Code)

(847) 394-8730

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
(Common stock, $.01 par value)	30,165,361 Shares

AMCOL INTERNATIONAL CORPORATION

INDEX

		Page No.
Part I - Financial Information

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets -
	March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations -
	three months ended March 31, 2008 and 2007	5

	Condensed Consolidated Statements of Comprehensive Income -
	three months ended March 31, 2008 and 2007	6

	Condensed Consolidated Statements of Cash Flows -
	three months ended March 31, 2008 and 2007	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25

Part II - Other Information

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6	Exhibits	26

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1. Financial Statements

	March 31,	December 31,
ASSETS	2008	2007
	(unaudited)	*
Current assets:
Cash and cash equivalents	$33,163	$25,282
Accounts receivable, net	170,285	166,835
Inventories	93,845	91,367
Prepaid expenses	15,292	13,529
Deferred income taxes	4,074	4,374
Income tax receivable	2,760	2,768
Other	7,713	475

Total current assets	327,132	304,630

Investment in and advances to affiliates and joint ventures	53,349	49,309

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	21,488	21,394
Depreciable assets	369,478	352,100

	390,966	373,494
Less: accumulated depreciation and depletion	203,400	196,904

	187,566	176,590
Other assets:
Goodwill	60,226	59,840
Intangible assets, net	39,855	41,257
Deferred income taxes	5,153	5,513
Other assets	14,270	15,007

	119,504	121,617
	$687,551	$652,146

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2008	2007
	(unaudited)	*
Current liabilities:
Accounts payable	$41,517	$44,274
Accrued liabilities	52,544	57,833

Total current liabilities	94,061	102,107

Long-term debt	188,127	164,232
Long-term debt - corporate building	10,321	-

Total long-term debt	198,448	164,232

Minority interests in subsidiaries	543	327
Pension liabilities	8,934	7,559
Other liabilities	25,585	25,598

	35,062	33,484
Stockholders’ equity:
Common stock	320	320
Additional paid in capital	82,160	81,599
Retained earnings	261,969	258,164
Accumulated other comprehensive income	36,968	33,248

	381,417	373,331
Less:
Treasury stock	21,437	21,008

	359,980	352,323
	$687,551	$652,146
*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

Net sales	$191,409	$163,728
Cost of sales	145,059	120,229
Gross profit	46,350	43,499
General, selling and administrative expenses	33,638	28,805
Operating profit	12,712	14,694
Other income (expense):
Interest expense, net	(2,401)	(1,942)
Other, net	(235)	(167)
	(2,636)	(2,109)
Income before income taxes and income from
affiliates and joint ventures	10,076	12,585
Income tax expense	2,717	3,311
Income before income from affiliates and
joint ventures	7,359	9,274
Income from affiliates and joint ventures	1,262	1,566
Net income	$8,621	$10,840

Weighted average common shares outstanding	30,260	30,153
Weighted average common and common equivalent shares outstanding	30,889	31,017

Basic earnings per share	$0.28	$0.36

Diluted earnings per share	$0.28	$0.35

Dividends declared per share	$0.16	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Net income	$8,621	$10,840
Other comprehensive income (loss):
Foreign currency translation adjustment	5,239	1,405
Unrealized loss on interest rate swap agreement	(2,112)	-
Other	593	85

Comprehensive income	$12,341	$12,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$8,621	$10,840
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	7,435	6,714
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(5,671)	(7,091)
Decrease (increase) in noncurrent assets	(301)	(954)
Increase (decrease) in current liabilities	(5,624)	(6,634)
Increase (decrease) in noncurrent liabilities	(112)	(133)
Other	(70)	3,513
Net cash provided by (used in) operating activities	4,278	6,255
Cash flow from investing activities:
Capital expenditures	(12,932)	(10,876)
Capital expenditures - corporate building	(2,831)	-
Acquisitions, net of cash	(1,148)	(27,204)
Investments in and advances to affiliates and joint ventures	(2,107)	(2,466)
Investments in restricted cash	(36)	(957)
Other	(5,931)	489
Net cash used in investing activities	(24,985)	(41,014)
Cash flow from financing activities:
Net change in outstanding debt	23,404	42,800
Net change in outstanding debt - corporate building	9,463	-
Proceeds from sales of treasury stock	753	886
Purchases of treasury stock	(2,062)	-
Dividends	(4,816)	(4,204)
Excess tax benefits from stock-based compensation	669	927
Net cash provided by (used in) financing activities	27,411	40,409
Effect of foreign currency rate changes on cash	1,177	389
Net increase (decrease) in cash and cash equivalents	7,881	6,039
Cash and cash equivalents at beginning of period	25,282	17,805
Cash and cash equivalents at end of period	$33,163	$23,844

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

	Three Months Ended March 31,
	2008	2007
Minerals	52%	52%
Environmental	30%	30%
Oilfield services	13%	13%
Transportation	7%	7%
Intersegment shipping	-2%	-2%
	100%	100%
Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2007, is unaudited. The condensed consolidated balance sheet as of December 31, 2007 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2007. The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended March 31, 2008 and 2007, and our financial position as of March 31, 2008, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year for a variety of reasons, including the seasonality of our environmental segment, which varies due to the seasonal nature of the construction industry, and our oilfield services segment, which varies due to seasonality of weather in its various markets.

New Accounting Standards

In September 2006, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position FAS157-2, Effective Date of FASB Statement No. 157, which delays our effective date of FAS 157 to January 1, 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, FAS 157 applies to financial instruments, and items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The adoption of FAS 157 on January 1, 2008 did not have a material impact on our financial statements.

In March 2008, the FASB issued Statement of Financial Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“FAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We do not believe this standard will have a material impact on our financial statements when we adopt it on January 1, 2009.

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

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares outstanding	30,259,799	30,152,857
Dilutive impact of stock options	629,113	863,954

Weighted average number of common and common equivalent shares outstanding for the period	30,888,912	31,016,811
Number of common shares outstanding at the end of the period	30,156,968	30,100,384

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	553,334	187,388

Note 3: ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at March 31, 2008 and December 31, 2007 are comprised of the following components:

	March 31,	December 31,
	2008	2007
Crude stockpile inventories	$28,077	$25,601
In-process and finished goods inventories	36,860	39,473
Other raw material, container, and supplies inventories	28,908	26,293
	$93,845	$91,367

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$5,699	$5,715
Settlement of obligations	(384)	(399)
Liabilities incurred and accretion expense	532	626

Balance at end of period	$5,847	$5,942

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

The following summaries set forth certain financial information by business segment:

	Three Months Ended March 31,
	2008	2007
Net sales:
Minerals	$99,344	$85,813
Environmental	58,219	48,698
Oilfield services	24,143	21,964
Transportation	14,350	10,893
Intersegment shipping	(4,647)	(3,640)
Total	$191,409	$163,728

Operating profit (loss):
Minerals	$7,687	$9,257
Environmental	5,971	6,243
Oilfield services	3,949	3,166
Transportation	780	540
Corporate	(5,675)	(4,512)
Total	$12,712	$14,694

	As of Mar. 31, 2008	As of Dec. 31, 2007
Assets:
Minerals	$334,612	$319,921
Environmental	194,249	184,992
Oilfield services	98,209	95,866
Transportation	3,876	3,807
Corporate	56,605	47,560
Total	$687,551	$652,146

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Depreciation, depletion and amortization:
Minerals	$3,674	$3,434
Environmental	1,575	1,421
Oilfield services	1,774	1,612
Transportation	9	18
Corporate	403	229
Total	$7,435	$6,714

Capital expenditures:
Minerals	$7,687	$4,398
Environmental	858	2,555
Oilfield services	3,284	1,719
Transportation	12	-
Corporate	3,922	2,204
Total	$15,763	$10,876

Research and development expense:
Minerals	$1,276	$927
Environmental	644	535
Oilfield services	119	3
Corporate	148	103
Total	$2,187	$1,568

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 5: EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$418	$415
Interest cost	593	552
Expected return on plan assets	(781)	(674)
Amortization of prior service cost	1	17

Net periodic benefit cost	$231	$310

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that we expected to contribute $1,000 to our pension plan in 2008. That full contribution was made in the first quarter of 2008.

Note 6: INCOME TAXES

Our effective tax rate for the three months ended March 31, 2008 was 27.0%, which differs from the U.S. Federal statutory rate of 35.0% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries. Additionally, the 27.0% includes an increase to income tax expense of $33 for changes in estimates related to provision to return differences. Excluding the $33, the effective tax rate would have been 26.6%.

Our effective tax rate for the three months ended March 31, 2007 was 26.3%, which varies from the U.S. Federal statutory rate of 35.0% for the same depletion and foreign tax rates mentioned above. Additionally, the 26.3% includes an increase to income tax expense of $143 for changes in estimates related to provision to return differences. Excluding the $143, the effective tax rate would have been 25.2%.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service (“IRS”) has examined our U.S. federal income tax returns for all years through 2003.

Note 7: ACQUISITIONS

We made payments of $1,148 in the three months ended March 31, 2008 to former owners of businesses we acquired pursuant to contingent payment arrangements associated with those acquisitions.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 8: SALE-LEASEBACK TRANSACTION

On March 10, 2008, we entered into a sale-leaseback transaction involving a new corporate facility which will be completed in late 2008. During construction, we have and will continue to record the expenditures for land and building on our balance sheet as land and construction in progress assets, respectively. The total carrying value of the property was approximately $10.5 million as of March 31, 2008. Upon completion of construction through the lease term, we will sell and leaseback the facility under an operating lease commitment with rental payments occurring January 2009 through December 2028. Lease payments in fiscal 2009 approximate $2.5 million and increase 2% annually thereafter.

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

·
Organic growth: The central component of our growth strategy is expansion of our product lines and market presence. We have a history of commitment to research and development and using this resource to bring innovative products to market. We believe this approach to growth offers the best probability of achieving our long-term goals at the lowest risk.

·
Globalization: We have expanded our manufacturing and marketing organizations into European and Asia-Pacific regions over the last 40 years. This operating experience enables us to expand further into emerging markets. We see significant opportunities in the Asia-Pacific and Eastern European regions for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow. We expect to take advantage of these growth areas either through our wholly owned subsidiaries or investments in affiliates and joint ventures.

·
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

·
Acquisitions: We continually seek opportunities to add complementary businesses to our portfolio of products. Over the last four years, we have acquired a number of businesses. A strong financial position will enable us to continue to acquire businesses which, in our assessment, are fairly valued and fit with our growth strategy.

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them. We describe certain risks under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K for the year ended December 31, 2007. In general, the significance of these risks has not materially changed over the past year.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain. As a result, actual results could differ from these estimates. For more information on our critical accounting policies, one should also read our Annual Report on Form 10-K for the year ended December 31, 2007.

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements.

Three months ended March 31, 2008 vs. March 31, 2007

Consolidated Review

The following table compares our operating results for the quarters ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
Consolidated	2008	2007	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$191,409	$163,728	16.9%
Cost of sales	145,059	120,229
Gross profit	46,350	43,499	6.6%
margin %	24.2%	26.6%
General, selling and administrative expenses	33,638	28,805	16.8%
Operating profit	12,712	14,694	-13.5%
margin %	6.6%	9.0%
Other income (expense):
Interest expense, net	(2,401)	(1,942)	23.6%
Other, net	(235)	(167)	40.7%
	(2,636)	(2,109)

Income before income taxes and income from affiliates and joint ventures	10,076	12,585
Income tax expense	2,717	3,311	-17.9%
effective tax rate	27.0%	26.3%

Income before income from affiliates and joint ventures	7,359	9,274
Income from affiliates and joint ventures	1,262	1,566	-19.4%

Net income	8,621	10,840	-20.5%

The following table details the quarter’s consolidated sales growth components over the prior year’s comparable period:

	Base Business	Acquisitions	Foreign Exchange	Total
Minerals	4.7%	2.8%	0.8%	8.3%
Environmental	3.2%	0.8%	1.8%	5.8%
Oilfield services	1.3%	0.0%	0.0%	1.3%
Transportation	1.5%	0%	0.0%	1.5%
Total	10.7%	3.6%	2.6%	16.9%
% of growth	63.3%	21.3%	15.4%	100.0%

In addition, the following table shows the distribution of the quarter’s sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	37.3%	7.2%	7.4%	51.9%
Environmental	15.0%	13.8%	1.7%	30.4%
Oilfield services	10.7%	1.6%	0.4%	12.6%
Transportation	5.1%	0.0%	0.0%	5.1%

Total - current year's period	68.1%	22.5%	9.5%	100.0%
Total from prior year's comparable period	68.3%	22.9%	8.8%	100.0%

Net sales:

Our overall increase in net sales was driven by increases from base businesses (those operations owned for greater than one year) predominantly within our minerals and environmental segments. Marginal increases in net sales resulted from foreign currency and acquisitions, the latter of which was generated by our Turkish acquisition and our Mexican joint-venture.

Gross profit:

Overall gross profit increased due to the increase in net sales. Gross profit margins decreased, however, across all segments except our oilfield services segment. The decreased gross margins in our minerals segment had the largest effect on the overall decrease in margins.

General, selling & administrative expenses (GS&A):

Increased GS&A expenses in the minerals, environmental and corporate segments drove the overall increase in GS&A. The increase in our GS&A is predominantly driven by employee related expenses in our corporate segment and acquisitions, which increased GS&A approximately $1.0 million over the prior-year’s period.

Operating profit:

Although sales increased, operating profit declined due to the decreased gross margins and increased GS&A expenses previously discussed. Our oilfield services segment, however, experienced an increase in operating profit and operating margins by leveraging increased sales without commensurate increases in GS&A expenses.

Interest expense, net:

Net interest expense increased due to increased average debt levels required to fund increased capital spending and working capital levels. We began 2008 with debt levels significantly greater than those that existed at the beginning of 2007 due to increased capital spending and acquisitions in 2007. The majority of our long-term debt has a variable rate of interest which is primarily influenced by changes in LIBOR.

Other income / (expense):

In the current reporting period, we recognized foreign exchange losses primarily resulting from transactions originated at our international subsidiaries. We do not actively hedge our exposures to foreign currencies.

Income tax expense:

The effective tax rate in the first quarter of 2008 is 27.0% whereas the prior year’s comparable period had a rate of 26.3%; this equates to a difference in tax expense of less than $0.6 million. Our effective tax rate in both reporting periods continues to differ from the U.S. Federal statutory 35.0% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates.

Income from affiliates & joint ventures:

Our India-based investments contributed the majority of the income from joint ventures and affiliates in the first quarters of 2008 and 2007. Those investments also accounted for the current period decrease in the income from the prior period and resulted from decreased bauxite shipments.

Net income:

The decrease in current-period net income results largely from the decrease in operating profits previously discussed.

Diluted earnings per share:

Earnings per share decreased commensurately with the decrease in net income. Weighted average common and common equivalent shares outstanding remained relatively constant compared to the prior year period. The weighted average common and common shares outstanding increased by 0.1 million shares.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Three Months Ended March 31,
Minerals	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Net sales	$99,344	100.0%	$85,813	100.0%	$13,531	15.8%
Cost of sales	82,667	83.2%	69,014	80.4%
Gross profit	16,677	16.8%	16,799	19.6%	(122)	-0.7%
General, selling and
administrative expenses	8,990	9.0%	7,542	8.8%	1,448	19.2%
Operating profit	7,687	7.8%	9,257	10.8%	(1,570)	-17.0%

	Three months ended Mar 31,
Minerals Product Line Sales	2008	2007	% change
	(Dollars in Thousands)
Metalcasting	$40,678	$36,586	11.2%
Specialty materials	25,663	20,068	27.9%
Pet products	19,523	16,488	18.4%
Basic minerals	12,041	10,927	10.2%
Other product lines	1,439	1,744	*

Total	99,344	85,813

* Not meaningful.

Base businesses, on a constant currency basis, accounted for 57% of the growth in revenues. Approximately one-third of the organic growth was driven by increased pass-thru freight revenues. The pet products division had greater shipments which led to the increased organic and freight revenues. Greater demand in Asia for metalcasting products and for certain specialty materials products also contributed to the organic increase in sales. Several of our businesses and product lines experienced increased sales prices, but these were in lower priced products, thereby creating an increased concentration of sales in lower priced products.

Net sales from acquisitions and foreign currency accounted for 33% and 10%, respectively, of the increase in net sales. Our Turkish operations and Mexican joint-venture mainly comprised the increase in sales from acquisitions. The appreciation of the British Pound and certain Asia-Pacific currencies led to the increase in net sales attributable to foreign currency fluctuations.

  Gross profit margin decreased mainly due to increased energy, production and mining costs in the United States. The decrease was also impacted by unfavorable product mix, as mentioned earlier with increased concentration of sales in lower priced products, and greater concentration of sales being derived from freight revenues, which do not generate profits.

The majority of the increase in GS&A expenses, approximately $0.8 million, is attributable to acquisitions. The remainder is attributable to greater expenditures on research and development activities within our specialty materials division and personnel costs in our Asia-Pacific businesses.

Operating margin decreased due to decreased gross margins and increased GS&A expenses as previously discussed.

Environmental Segment

	Three Months Ended March 31,
Environmental	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Net sales	$58,219	100.0%	$48,698	100.0%	$9,521	19.6%
Cost of sales	38,798	66.6%	31,163	64.0%
Gross profit	19,421	33.4%	17,535	36.0%	1,886	10.8%
General, selling and
administrative expenses	13,450	23.1%	11,292	23.2%	2,158	19.1%
Operating profit	5,971	10.3%	6,243	12.8%	(272)	-4.4%

	Environmental Product Line Sales Three months ended Mar 31,
	2008	2007	% change
	(Dollars in Thousands)
Lining technologies	$32,495	$23,992	35.4%
Building materials	19,995	19,583	2.1%
Other product lines	5,729	5,123	*
Total	58,219	48,698

Base businesses, on a constant currency basis, accounted for approximately 55% of the growth in net sales; this was in large part due to the burgeoning economies our Polish operations serve, especially in the installation and building materials divisions. Greater shipments in United States lining technologies product lines also contributed to the increase in net sales.

Our Polish and other European businesses were also the main drivers of the increase in net sales attributable to foreign currency fluctuations, which comprised 31% of the environmental segment’s net sales growth. Net sales growth from acquisitions was 14%.

Gross profit increased due to increased sales. However, gross profit margins decreased due to a greater concentration of sales occurring in less profitable product lines. In addition, increased production costs in the United States negatively impacted gross margins.

GS&A expenses increased mostly due to greater employee related costs and increased sales commissions at our Polish operations.

Operating profits decreased slightly due to the decline in gross profit margins and increases in GS&A expenses as discussed. Operating profit margins decreased due to the decrease in gross margin mentioned above.

Oilfield Services Segment

	Three Months Ended March 31,
Oilfield Services	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Net sales	$ 24,143	100.0%	$ 21,964	100.0%	$ 2,179	9.9%
Cost of sales	15,441	64.0%	14,077	64.1%
Gross profit	8,702	36.0%	7,887	35.9%	815	10.3%
General, selling and
administrative expenses	4,753	19.7%	4,721	21.5%	32	0.7%
Operating profit	3,949	16.3%	3,166	14.4%	783	24.7%

Base business, organic growth comprised nearly all of the net sales increase for our oilfield services segment. This growth was generated by greater demand for water treatment services in the Gulf of Mexico with additional improvement coming from emerging markets in Asia and Africa.

Gross profit margins and GS&A expenses remained relatively constant. Operating profit increased due to increased sales; operating profit margin increased due to a greater leveraging of sales without commensurate increases in GS&A expenses.

Transportation Segment

	Three Months Ended March 31,
Transportation	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Net sales	$14,350	100.0%	$10,893	100.0%	$3,457	31.7%
Cost of sales	12,800	89.2%	9,615	88.3%
Gross profit	1,550	10.8%	1,278	11.7%	272	21.3%
General, selling and
administrative expenses	770	5.4%	738	6.8%	32	4.3%
Operating profit	780	5.4%	540	4.9%	240	44.4%

Traffic levels increased as compared to the prior year period due to greater demand from consumer products shippers, leading to the increase in net sales. Unrecovered fuel surcharges led to the decrease in gross profit margins. Operating profits and margins increased due to the increase in sales and stability of GS&A costs.

Corporate Segment

	Three Months Ended March 31,
Corporate	2008	2007	2008 vs. 2007
	(Dollars in Thousands)
Intersegment shipping sales	$(4,647)	$(3,640)	(1,007)
Intersegment shipping costs	(4,647)	(3,640)
Gross profit	-	-	-
General, selling
and administrative expenses	5,675	4,512	1,163	25.8%
Operating loss	5,675	4,512	1,163	25.8%

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

Corporate GS&A expenses increased due to greater employee benefit related expenses.

Liquidity and capital resources

Cash flows from operations, borrowings from a revolving credit facility and proceeds from the exercise of stock options by employees have been our sources of funds to purchase property, plant and equipment; acquire businesses; repurchase common stock; and pay dividends to shareholders. We believe cash flows from operations and borrowings from an unused and committed revolving credit facility will be adequate to support our current businesses for the foreseeable future. However, we will need additional credit facilities in order to pursue additional acquisitions, when and if these opportunities become available. If necessary, we believe we will be able to obtain such credit at terms substantially similar to our current facilities. Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1 of this report.

Cash Flows ($ in millions)	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$4.3	$6.3
Net cash provided by (used in) investing activities	$(25.0)	$(41.0)
Net cash provided by (used in) financing activities	$27.4	$40.4

Cash flows from operating activities decreased from the prior year period largely due to less net income being generated and fluctuations in working capital levels. Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern will continue for the remainder of 2008.

Cash flows used in investing activities decreased in the 2008 period largely because the 2007 period included $26.1 million more of outflows for acquisitions, largely related to the Liquid Boot Technologies and Microsponge® acquisitions. Excluding acquisitions, cash outflows for investing activities in the current period were $10.0 million greater than the prior year period primarily due to a $6 million loan made to a third party related to the agreement to invest in a chrome mine in South Africa and $4.9 million of increased capital expenditures, of which $2.8 million relates to the construction of a new corporate building. Capital expenditures for 2008 are estimated to be in the range of $45 million to $55 million.

Cash flows provided by financing activities decreased in the 2008 period as we required less external debt funding to support our operations. This mainly results from the decreased acquisition activity as mentioned above.  Dividends declared increased to $0.16 per share from $0.14 per share in the prior-year quarter. We repurchased 80 thousand shares in the current year period at an average price of $25.45 per share; as of March 31, 2008, we have $6.6 million of funds available to repurchase shares under a program which expires on November 10, 2008.

Financial Position ($ in millions)	As at
	March 31, 2008	December 31, 2007
Working capital	$233.1	$202.5
Goodwill & intangible assets	$100.1	$101.1
Total assets	$687.6	$652.1

Long-term debt	$198.4	$164.2
Other long-term obligations	$35.1	$33.5
Stockholder's equity	$360.0	$352.3

Working capital at March 31, 2007, increased over the amount at December 31, 2007 due to loans made to a third party as mentioned above, a decrease in accrued liabilities related to certain annual payments made only in the first quarter of each year, and an increase in other working capital items, such as inventories and accounts receivable, commensurate with our increase in sales. Our current ratio was 3.5-to-1 and 3.0-to-1 at March 31, 2008, and December 31, 2007, respectively.

Long-term debt increased due to increased financing needs for working capital requirements and capital expenditures. Consequently, long-term debt relative to total capitalization rose to 36% at March 31, 2008, compared with 32% at December 31, 2007. We have approximately $50.5 million of borrowing capacity available from our revolving credit facility at March 31, 2008. We are in compliance with financial covenants related to the revolving credit facility as of March 31, 2008.

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

Contractual Obligations and Off-Balance Sheet Arrangements (in millions)

Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 discloses our contractual obligations and off-balance sheet arrangements. Other than the increase in our long-term bank debt as disclosed in our condensed consolidated financial statements herein and the contribution to our defined benefit plan as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements within this Form 10-Q, there were no material changes in our contractual obligations and off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II - OTHER INFORMATION

Item 1A: Risk Factors

Information regarding risk factors appears in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors disclosed therein.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In 2006, the Board of Directors announced a program to repurchase up to $15 million of our outstanding stock; this authorization expires November 10, 2008. The table below illustrates our stock repurchases in 2008 and the amount remaining under this program:

2008	Total Number of Shares Repurchased as Part of the Stock Repurchase Program	Average Price Paid Per Share	Maximum Value of Shares that May Yet Be Repurchased Under the Program
Balance at the beginning of the year			$ 8,593,575
Activity in 2008 calendar month of:
January	60,000	$25.35	$7,072,792
February	20,000	$25.77	$6,557,434
March	-	$-	$6,557,434

	80,000	$25.45	$6,557,434

Item 6: Exhibits

Exhibit
Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date: May 9, 2008	By:	/s/ Lawrence E. Washow
Lawrence E. Washow President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Gary L. Castagna
Gary L. Castagna Senior Vice President and Chief Financial Officer and Principal Accounting Officer

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.