Form 10-Q
period 2008-06-30
AMCOL INTERNATIONAL CORP
filed 2008-08-08
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                June 30, 2008 _________________
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
(Common stock, $.01 par value)	30,382,412 Shares

AMCOL INTERNATIONAL CORPORATION

INDEX

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1. Financial Statements

	June 30,	December 31,
	2008	2007
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$21,982	$25,282
Accounts receivable, net	212,999	166,835
Inventories	109,642	91,367
Prepaid expenses	13,279	13,529
Deferred income taxes	5,035	4,374
Income tax receivable	-	2,768
Other	7,341	475

Total current assets	370,278	304,630

Investment in and advances to affiliates and joint ventures	62,524	49,309

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	21,594	21,394
Depreciable assets	403,682	352,100

	425,276	373,494
Less: accumulated depreciation and depletion	210,258	196,904
	215,018	176,590
Other assets:
Goodwill	75,153	59,840
Intangible assets, net	55,247	41,257
Deferred income taxes	5,075	5,513
Other assets	16,386	15,007
	151,861	121,617
	$799,681	$652,146

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,580	$44,274
Accrued liabilities	65,401	57,833
Total current liabilities	119,981	102,107

Long-term debt	249,541	164,232
Long-term debt - corporate building	11,081	-
Total long-term debt	260,622	164,232

Minority interests in subsidiaries	3,208	327
Pension liabilities	9,302	7,559
Other liabilities	25,525	25,598
	38,035	33,484

Stockholders’ equity:
Common stock	320	320
Additional paid in capital	84,791	81,599
Retained earnings	274,966	258,164
Accumulated other comprehensive income	39,820	33,248
	399,897	373,331
Less:
Treasury stock	18,854	21,008
	381,043	352,323
	$799,681	$652,146

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Net sales	$425,256	$346,182	$233,847	$182,454
Cost of sales	316,246	252,892	171,187	132,663
Gross profit	109,010	93,290	62,660	49,791
General, selling and administrative expenses	72,847	59,459	39,209	30,654
Operating profit	36,163	33,831	23,451	19,137
Other income (expense):
Interest expense, net	(5,238)	(4,097)	(2,837)	(2,155)
Other, net	288	(170)	523	(3)
	(4,950)	(4,267)	(2,314)	(2,158)
Income before income taxes and income from affiliates and joint ventures	31,213	29,564	21,137	16,979
Income tax expense	8,383	7,501	5,666	4,190
Income before income from affiliates and joint ventures	22,830	22,063	15,471	12,789
Income from affiliates and joint ventures	3,643	4,032	2,381	2,466
Income from continuing operations	26,473	26,095	17,852	15,255

Income (Loss) from discontinued operations, net of tax	-	(286)	-	(286)
Net income	$26,473	$25,809	$17,852	$14,969

Weighted average common shares outstanding	30,336	30,154	30,413	30,155
Weighted average common and common equivalent shares outstanding	30,938	30,951	30,993	30,879

Basic earnings per share:
Continuing operations	$0.87	$0.87	$0.59	$0.51
Discontinued operations	-	(0.01)	-	(0.01)
Basic earnings per share	$0.87	$0.86	$0.59	$0.50

Diluted earnings per share:
Continuing operations	$0.86	$0.84	$0.58	$0.49
Discontinued operations	-	(0.01)	-	(0.01)
Diluted earnings per share	$0.86	$0.83	$0.58	$0.48
Dividends declared per share	$0.32	$0.28	$0.16	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net income	$26,473	$25,809	$17,852	$14,969
Other comprehensive income (loss):
Foreign currency translation adjustment	6,645	4,567	1,406	3,162
Unrealized gain (loss) on interest rate swap agreement	(3)	-	2,109	-
Other	(70)	140	(663)	55
Comprehensive income	$33,045	$30,516	$20,704	$18,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$26,473	$25,809
Adjustments to reconcile from net income to net cash
provided by (used in) operating activities:
Depreciation, depletion, and amortization	15,747	13,805
Other non-cash charges	(3,199)	(4,893)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(53,864)	(22,625)
Decrease (increase) in noncurrent assets	(650)	(1,582)
Increase (decrease) in current liabilities	12,065	7,289
Increase (decrease) in noncurrent liabilities	1,416	7,783
Net cash provided by (used in) operating activities	(2,012)	25,586
Cash flow from investing activities:
Capital expenditures	(23,313)	(21,000)
Capital expenditures - corporate building	(6,273)	(906)
Acquisitions, net of cash	(42,257)	(38,393)
Investments in and advances to affiliates and joint ventures	(9,715)	(4,191)
Investments in restricted cash	(1,908)	(816)
Other	(5,290)	2,425
Net cash used in investing activities	(88,756)	(62,881)
Cash flow from financing activities:
Net change in outstanding debt	84,820	55,564
Net change in outstanding debt - corporate building	11,081	-
Proceeds from sales of treasury stock	1,272	1,283
Purchases of treasury stock	(2,062)	(6,115)
Dividends	(9,671)	(8,393)
Excess tax benefits from stock-based compensation	913	927
Net cash provided by financing activities	86,353	43,266
Effect of foreign currency rate changes on cash	1,115	1,396
Net increase (decrease) in cash and cash equivalents	(3,300)	7,367
Cash and cash equivalents at beginning of period	25,282	17,805
Cash and cash equivalents at end of period	$21,982	$25,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

AMCOL International Corporation (the Company) operates in five segments: minerals, environmental, oilfield services, transportation and corporate. The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets. The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications. The oilfield services segment provides onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, rental tools, coil tubing and well testing data services for the oil and gas industry. The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to our other segments as well as third-party customers. Intersegment sales are insignificant, other than intersegment shipping, which is eliminated in the corporate segment. The composition of our revenues by segment is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Minerals	49%	50%	46%	47%
Environmental	32%	33%	33%	36%
Oilfield services	15%	13%	16%	13%
Transportation	7%	7%	7%	7%
Intersegment shipping	-3%	-3%	-2%	-3%
	100%	100%	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2007, is unaudited. The condensed consolidated balance sheet as of December 31, 2007 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2007. The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended June 30, 2008 and 2007, and our financial position as of June 30, 2008, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“FAS 161”). This standard requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We do not believe this standard will have a material impact on our financial statements when we adopt it on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This FSP intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. We do not believe this standard will have a material impact on our financial statements when we adopt it on January 1, 2009.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe this standard will have a material impact on our financial statements when we adopt it.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	30,336,315	30,154,043	30,412,832	30,155,216
Dilutive impact of stock options	602,087	796,962	580,598	723,851
Weighted average number of common and common equivalent shares outstanding for the period	30,938,402	30,951,005	30,993,430	30,879,067
Number of common shares outstanding at the end of the period	30,380,915	29,937,103	30,380,915	29,937,103

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	640,207	268,875	18,333	657,309

Note 3: ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at June 30, 2008 and December 31, 2007 are comprised of the following components:

	June 30,	December 31,
	2008	2007
Crude stockpile inventories	$37,100	$25,601
In-process and finished goods inventories	43,283	39,473
Other raw material, container, and supplies inventories	29,259	26,293
	$109,642	$91,367

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

	Six Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$5,699	$5,715
Settlement of obligations	(625)	(852)
Liabilities incurred and accretion expense	1,579	1,310
Balance at end of period	$6,653	$6,173

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The following summaries set forth certain financial information by business segment:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net sales:
Minerals	$206,347	$171,526	$107,003	$85,713
Environmental	136,260	113,806	78,041	65,108
Oilfield services	61,798	44,994	37,655	23,030
Transportation	31,233	24,273	16,883	13,380
Intersegment shipping	(10,382)	(8,417)	(5,735)	(4,777)
Total	$425,256	$346,182	$233,847	$182,454

Operating profit (loss):
Minerals	$16,207	$17,571	$8,520	$8,314
Environmental	18,226	16,178	12,255	9,935
Oilfield services	12,697	8,090	8,748	4,924
Transportation	1,613	1,272	833	732
Corporate	(12,580)	(9,280)	(6,905)	(4,768)
Total	$36,163	$33,831	$23,451	$19,137

	As of June 30, 2008	As of Dec. 31, 2007
Assets:
Minerals	$364,697	$319,921
Environmental	216,550	184,992
Oilfield services	153,907	95,866
Transportation	4,749	3,807
Corporate	59,778	47,560
Total	$799,681	$652,146

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Depreciation, depletion and amortization:
Minerals	$7,667	$7,145	$3,993	$3,711
Environmental	3,180	2,977	1,605	1,556
Oilfield services	4,023	3,166	2,249	1,554
Transportation	16	31	7	13
Corporate	861	486	458	257
Total	$15,747	$13,805	$8,312	$7,091

Capital expenditures:
Minerals	$11,911	$9,142	$4,224	$4,744
Environmental	2,311	4,387	1,453	1,832
Oilfield services	6,209	4,080	2,925	2,361
Transportation	17	16	5	16
Corporate	9,138	4,281	5,216	2,077
Total	$29,586	$21,906	$13,823	$11,030

Research and development expense:
Minerals	$2,573	$1,854	$1,297	$927
Environmental	1,130	1,088	486	553
Oilfield services	256	88	137	85
Corporate	576	435	428	332
Total	$4,535	$3,465	$2,348	$1,897

Note 5: EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$835	$830	$417	$415
Interest cost	1,187	1,104	594	552
Expected return on plan assets	(1,561)	(1,347)	(780)	(673)
Amortization of prior service cost	2	33	1	16
Net periodic benefit cost	$463	$620	$232	$310

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that we expected to contribute $1,000 to our pension plan in 2008. That full contribution was made in the first quarter of 2008.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 6: INCOME TAXES

Our effective tax rate from continuing operations for the six months ended June 30, 2008 was 26.8%, which differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries. Additionally, the 26.8% includes a decrease to income tax expense of $118, primarily due to adjustments related to filing of foreign tax returns combined with adjustments to our reserve for uncertain tax positions. Excluding the $118, the effective tax rate would have been 27.2%.

Our effective tax rate from continuing operations for the six months ended June 30, 2007 was 25.4%, which varies from the U.S. federal statutory rate of 35.0% for the same depletion and foreign tax rates mentioned above. Additionally, the 25.4% includes an increase to income tax expense of $373 for changes in estimates related to provision to return differences. Excluding the $373, the effective tax rate would have been 24.1%.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service (“IRS”) has examined our U.S. federal income tax returns for all years through 2003.

Note 7: ACQUISITIONS

We made payments of $1,362 in the six months ended June 30, 2008 to former owners of businesses we acquired pursuant to contingent payment arrangements associated with those acquisitions.

In May 2008, our oilfield services segment acquired the business assets of Premium Reeled Tubing, L.L.C. (PRT). PRT provides coiled tubing services commonly used in workovers and completions of oil and gas production wells. We paid approximately $40,895 in cash and $3,648 in our common stock and recorded $14,071 of goodwill and $16,156 of intangible assets for this acquisition as of June 30, 2008. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed.

Note 8: DEBT

On May 20, 2008, we amended our revolving credit agreement to increase the borrowing capacity from $150,000 to $225,000, extended the maturity to April 1, 2013 and changed certain terms affecting the amount of interest we pay; all other substantive terms and conditions remained the same.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 9:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

Foreign Exchange Collars

We have entered into a series of foreign exchange collars to mitigate the risk of currency fluctuations on our potential purchase of a chrome mine in South Africa, the purchase price of which is payable in Australian dollars. The aggregate fair value of the foreign exchange collars as of June 30, 2008, $1,990, is recorded within other current assets on our condensed balance sheet. We have recorded a gain of $1,699 and $1,990 for three and six months ended June 30, 2008, respectively, in other income (expense).

Interest Rate Swap

At June 30, 2008, we had an interest rate swap agreement outstanding which effectively hedges the variable interest rate of our senior notes to a fixed rate of 5.6% per annum. We have designated this hedge as a cash flow hedge. Accordingly, the aggregate fair value of the interest rate swap as of June 30, 2008, $1,340, is recorded within other long-term liability on our condensed balance sheet. Net of tax, we have recorded a gain of $2,109 for the three months ended June 30, 2008, in other comprehensive income.

Note 10: SALE-LEASEBACK TRANSACTION

On March 10, 2008, we entered into a sale-leaseback transaction involving a new corporate facility which will be completed in late 2008. During construction, we have and will continue to record the expenditures for land and building on our balance sheet as land and construction in progress assets, respectively. The total carrying value of the property was approximately $18,208 as of June 30, 2008. Upon completion of construction, we will sell and leaseback the facility under an operating lease commitment with rental payments occurring January 2009 through December 2028. Lease payments in fiscal 2009 approximate $2,532 and increase 2% annually thereafter.

Note 11: CONTINGENCIES

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

We operate in five segments: minerals, environmental, oilfield services, transportation and corporate. Our minerals segment operates in three principal markets: metalcasting, pet products and specialty minerals. The environmental segment’s principal markets include lining technologies, building materials and water treatment. Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, rental tools, coil tubing and well testing data services for the oil and gas industry. Our transportation segment provides trucking services for our domestic businesses as well as third parties. Intersegment shipping revenues are eliminated in our corporate segment.

The principal mineral that we utilize to generate revenues is bentonite. We own or lease bentonite reserves in the United States, China, Turkey and Australia. Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, Mexico, Russia and Azerbaijan. Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve. We believe that our understanding of bentonite properties, mining methods, processing and application to markets are the core components of our longevity and future prospects.

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

Three months ended June 30, 2008 vs. June 30, 2007

Consolidated Review

The following table compares our operating results for the quarters ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,
Consolidated	2008	2007	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$233,847	$182,454	28.2%
Cost of sales	171,187	132,663
Gross profit	62,660	49,791	25.8%
margin %	26.8%	27.3%
General, selling and administrative expenses	39,209	30,654	27.9%
Operating profit	23,451	19,137	22.5%
margin %	10.0%	10.5%
Other income (expense):
Interest expense, net	(2,837)	(2,155)	31.6%
Other, net	523	(3)	*
	(2,314)	(2,158)

Income before income taxes and income from affiliates and joint ventures	21,137	16,979
Income tax expense	5,666	4,190	35.2%
effective tax rate	26.8%	24.7%

Income before income from affiliates and joint ventures	15,471	12,789
Income from affiliates and joint ventures	2,381	2,466	-3.4%
Income from continuing operations	17,852	15,255

Gain (Loss) on disposal of discontinued operations	-	(286)	-100.0%

Net income	$17,852	$14,969	19.3%

* Not meaningful

We measure sales growth by the relevant components: organic or base businesses, acquisitions, and foreign currency exchange. Growth due to foreign currency exchange is measured as the change in revenues resulting from differences in currency exchange rates between periods. Acquisition growth is measured as the growth resulting from businesses within the first year (twelve consecutive months) we own them. Any remaining growth is organic or base business growth. The table details the consolidated sales growth components over the prior year’s comparable period:

	Base Business	Acquisitions	Foreign Exchange	Total
Minerals	9.1%	1.8%	0.8%	11.7%
Environmental	3.9%	1.0%	2.2%	7.1%
Oilfield services	6.1%	1.9%	0.0%	8.0%
Transportation	1.4%	0%	0.0%	1.4%
Total	20.5%	4.7%	3.0%	28.2%
% of growth	72.7%	16.9%	10.4%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	32.2%	7.0%	6.6%	45.8%
Environmental	17.1%	13.9%	2.4%	33.4%
Oilfield services	13.1%	2.4%	0.6%	16.1%
Transportation	4.8%	0.0%	0.0%	4.8%
Total - current year's period	67.1%	23.3%	9.6%	100.0%
Total from prior year's comparable period	70.3%	22.1%	7.6%	100.0%

Net sales:

Our overall increase in net sales was driven by increases from base businesses (those operations owned for greater than one year) predominantly within our minerals and oilfield services segments. Marginal increases in net sales resulted from foreign currency fluctuations and acquisitions.

Gross profit:

Overall gross profit increased due to the increase in net sales. The decrease in gross profit margin is driven by our minerals segment.

General, selling & administrative expenses (GS&A):

GS&A expenses increased in all segments with the largest increases coming from our oilfield services and corporate segments. Overall increases in GS&A are being driven by acquisitions, increased infrastructure to support sales and business growth, and increased employee related benefit expenses.

Operating profit:

Operating profit increased across all segments, except corporate, due to increased gross profits. Our environmental and oilfield services segments increased the most due to the seasonality of these businesses, organic growth, acquisitions and the ability to leverage increased sales without commensurate increases in GS&A expenses.

Interest expense, net:

Net interest expense increased due to increased average debt levels required to fund acquisitions, increased capital spending and working capital levels. We began 2008 with debt levels significantly greater than those that existed at the beginning of 2007 due to increased capital spending and acquisitions in 2007. The majority of our long-term debt has a variable rate of interest which is primarily influenced by changes in LIBOR.

Other income (expense):

Other income includes the foreign currency transaction and translation gains and losses for third party and intercompany related activity. It also includes the net effect of foreign currency derivatives. Other income increased in 2008 largely due to a $1.7 million gain on a foreign currency derivative related to our potential purchase of a chrome mine in South Africa, the purchase price of which is payable in Australian dollars. A future gain or loss of this size is unlikely.

Income tax expense:

Our effective tax rate increased in 2008 to 26.8% due largely to an increase in income being generated from domestic businesses, especially our oilfield services operations, which are taxed at greater rates. Our effective tax rate in both reporting periods continues to differ from the U.S. federal statutory 35.0% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates.

Income from affiliates & joint ventures:

Our India-based investments contributed the majority of the income from joint ventures and affiliates in both 2008 and 2007; income from these affiliates remained relatively constant over the comparable periods.

Net income:

The increase in current-period net income results largely from the increase in operating profits previously discussed.

Diluted earnings per share:

Earnings per share increased commensurately with the increase in net income. The weighted average common and common shares outstanding increased by 0.1 million shares.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Three Months Ended June 30,
Minerals	2008		2007		2008 vs. 2007
	(Dollars in Thousands)

Net sales	$107,003	100.0%	$85,713	100.0%	$21,290	24.8%
Cost of sales	88,659	82.9%	69,381	80.9%
Gross profit	18,344	17.1%	16,332	19.1%	2,012	12.3%
General, selling and administrative expenses	9,824	9.2%	8,018	9.4%	1,806	22.5%
Operating profit	8,520	7.9%	8,314	9.7%	206	2.5%

	Three Months Ended June 30,
Minerals Product Line Sales	2008	2007	% change
	(Dollars in Thousands)
Metalcasting	$44,709	$37,283	19.9%
Specialty materials	27,328	20,031	36.4%
Pet products	19,179	15,593	23.0%
Basic minerals	13,317	11,636	14.4%
Other product lines	2,470	1,170	*
Total	107,003	85,713

* Not meaningful.

Organic, or base business, growth comprised the majority of the growth in 2008 due to strong demand across all product lines. Pass thru freight revenues comprised approximately one quarter of the growth. The metalcasting product group revenues increased due to strong demand in the Asia-Pacific region and selling price increases in our domestic markets. Specialty materials revenues grew due to revenues being generated from our new and developing operations overseas, notably South Africa and China.

  Although tempered by sales price increases mentioned above, gross profit margins decreased mainly due to increased energy, production and mining costs in the United States. The decrease was also impacted by a greater concentration of sales being derived from freight revenues, which do not generate profits.

Approximately one third of the increase in GS&A expenses in 2008 is due to acquisitions. The remainder is attributable to greater expenditures on research and development activities within our specialty materials division and personnel costs in our Asia-Pacific businesses.

Operating margin decreased due to decreased gross margins and increased GS&A expenses as previously discussed.

Environmental Segment

	Three Months Ended June 30,
Environmental	2008		2007		2008 vs. 2007
	(Dollars in Thousands)

Net sales	$78,041	100.0%	$65,108	100.0%	$12,933	19.9%
Cost of sales	51,165	65.6%	42,521	65.3%
Gross profit	26,876	34.4%	22,587	34.7%	4,289	19.0%
General, selling and administrative expenses	14,621	18.7%	12,652	19.4%	1,969	15.6%
Operating profit	12,255	15.7%	9,935	15.3%	2,320	23.4%

	Three Months Ended June 30,
Environmental Product Line Sales	2008	2007	% change
	(Dollars in Thousands)
Lining technologies	$48,452	$39,753	21.9%
Building materials	22,858	19,862	15.1%
Other product lines	6,731	5,493	*
Total	78,041	65,108

* Not meaningful.

Revenues in the environmental segment grew significantly within base businesses and due to foreign currency fluctuations. Increased shipments in lining technologies, building materials and more installation services in Western Europe and Poland were the main drivers of organic growth and foreign currency growth.

Gross profit increased due to increased sales whilst gross margins remained relatively constant.

GS&A expenses increased mostly due to greater employee related costs and increased expenses, such as compensation and sales commissions, in our faster growing markets overseas, especially our Polish and Chinese operations.

Operating profits increased due to the increase in gross profits previously mentioned and the ability of this segment to leverage profits off less increases in GS&A expenses.

Oilfield Services Segment

	Three Months Ended June 30,
Oilfield Services	2008		2007		2008 vs. 2007
	(Dollars in Thousands)

Net sales	$37,655	100.0%	$23,030	100.0%	$14,625	63.5%
Cost of sales	21,904	58.2%	13,660	59.3%
Gross profit	15,751	41.8%	9,370	40.7%	6,381	68.1%
General, selling and administrative expenses	7,003	18.6%	4,446	19.3%	2,557	57.5%
Operating profit	8,748	23.2%	4,924	21.4%	3,824	77.7%

Oilfield services revenues grew significantly in the 2008 period due to organic growth and an acquisition made in the quarter, Premium Reeled Tubing (“PRT”). Demand for domestic waste water treatment services in the Gulf of Mexico was the largest contributor to organic growth, but was significantly helped by strong increases in our West African and Malaysian operations. In May 2008, we acquired PRT, whose operations are based in Louisiana. PRT provides coil tubing services to both on and offshore operations used as a means for customers to deliver liquids or gasses into production wells beneath the earth’s surface. PRT added $3.5 million of revenues in the second quarter of 2008 versus the comparable 2007 period.

Gross profit and operating margins increased due to a greater portion of revenues being derived in more profitable service lines and geographies (especially our overseas markets), the acquisition of PRT, and an ability to generate the increased revenues without comparable increases in GS&A expenses.

Transportation Segment

	Three Months Ended June 30,
Transportation	2008		2007		2008 vs. 2007
	(Dollars in Thousands)

Net sales	$16,883	100.0%	$13,380	100.0%	$3,503	26.2%
Cost of sales	15,194	90.0%	11,878	88.8%
Gross profit	1,689	10.0%	1,502	11.2%	187	12.5%
General, selling and
administrative expenses	856	5.1%	770	5.8%	86	11.2%
Operating profit	833	4.9%	732	5.4%	101	13.8%

Traffic levels increased as compared to the prior year period due to greater demand from consumer products shippers, leading to the increase in net sales. Unrecovered fuel surcharges led to the decrease in gross and operating profit margins.

Corporate Segment

	Three Months Ended June 30,
Corporate	2008	2007	2008 vs. 2007
	(Dollars in Thousands)

Intersegment shipping sales	$(5,735)	$(4,777)	(958)
Intersegment shipping costs	(5,735)	(4,777)
Gross profit	-	-
General, selling
and administrative expenses	6,905	4,768	2,137	44.8%
Operating loss	6,905	4,768	2,137	44.8%

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

Corporate GS&A expenses increased due to greater employee benefit related expenses and IT infrastructure investments.

Six months ended June 30, 2008 vs. June 30, 2007

Consolidated Review

The following table compares our year-to-date operating results for the period ended June 30, 2008 and June 30, 2007:

Consolidated	Six Months Ended June 30,
	2008	2007	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$425,256	$346,182	22.8%
Cost of sales	316,246	252,892
Gross profit	109,010	93,290	16.9%
margin %	25.6%	26.9%
General, selling and administrative expenses	72,847	59,459	22.5%
Operating profit	36,163	33,831	6.9%
margin %	8.5%	9.8%
Other income (expense):
Interest expense, net	(5,238)	(4,097)	27.8%
Other, net	288	(170)	-269.4%
	(4,950)	(4,267)

Income before income taxes and income from affiliates and joint ventures	31,213	29,564
Income tax expense	8,383	7,501	11.8%
effective tax rate	26.9%	25.4%

Income before income from affiliates and joint ventures	22,830	22,063
Income from affiliates and joint ventures	3,643	4,032	-9.6%
Income from continuing operations	26,473	26,095

Gain (Loss) on disposal of discontinued operations	-	(286)	-100.0%
Net income	$26,473	$25,809

The following table details our consolidated sales growth components over the prior year’s comparable period:

	Base Business	Acquisitions	Foreign Exchange	Total
Minerals	7.0%	2.3%	0.8%	10.1%
Environmental	3.6%	0.9%	2.0%	6.5%
Oilfield services	3.8%	1.0%	0.0%	4.9%
Transportation	1.4%	0%	0.0%	1.4%
Total	15.8%	4.2%	2.8%	22.9%
% of growth	69.4%	18.4%	12.2%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas, EMEA, and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	34.5%	7.1%	7.0%	48.6%
Environmental	16.2%	13.8%	2.0%	32.0%
Oilfield services	12.0%	2.0%	0.5%	14.5%
Transportation	4.9%	0.0%	0.0%	4.9%
Total - current year's period	67.6%	22.9%	9.5%	100.0%
Total from prior year's comparable period	69.4%	22.6%	8.0%	100.0%

Net sales:

Our overall increase in net sales was driven by increases across all segments, especially organic growth across all segments. Net sales increases were also attributable to acquisitions in our minerals, environmental and oilfield services segments. Growth due to foreign currency fluctuation predominantly occurred within our environmental business.

Gross profit:

Overall gross profit increased due to the increase in net sales. Gross profit margins decreased, however, across all segments except our oilfield services segment. Gross margins were depressed in the 2008 period due to decreases incurred within the first quarter of 2008 not yet recouped by increases in the second quarter of 2008. The decreased gross margins in our minerals segment had the largest effect on the overall decrease in margins.

General, selling & administrative expenses (GS&A):

Increased GS&A expenses in the minerals, environmental and corporate segments drove the overall increase in GS&A. The increase in our GS&A is predominantly driven by expenses in our corporate segment, acquisitions, and increases due to greater revenues, such as increased employee compensation and sales commissions expenses within our environmental segment.

Operating profit:

Operating profits increased largely due to the increased operating profits in our oilfield services and environmental segments exceeding the decrease in minerals and corporate segments. Foreign exchange fluctuations favorably impacted operating profit growth in the period largely due to strong growth in European currencies within our environmental segment. Organic growth declines in our minerals segment and increased expenses in our corporate segment combined with organic growth in other segments led to a net decrease in operating profit from organic growth and drove the decrease in operating margins. Operating profit growth from acquisitions was largely attained from the PRT acquisition previously mentioned.

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

Other income (expense):

Other income includes the foreign currency transaction and translation gains and losses for third party and intercompany related activity. It also includes the net effect of foreign currency derivatives. Other income increased in 2008 largely due to a $2.0 million gain on a foreign currency derivative related to our potential purchase of a chrome mine in South Africa, the purchase price of which is payable in Australian dollars. A future gain or loss of this size is unlikely.

Income tax expense:

The effective tax rate increased to 26.9% in 2008 from 25.4% due to an increase in income being generated in domestic jurisdictions, largely due to growth in our oilfield services business. Our effective tax rate in both reporting periods continues to differ from the U.S. federal statutory 35.0% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates.

Income from affiliates & joint ventures:

Our India-based investments contributed the majority of the income from joint ventures and affiliates in the periods presented. Those investments also accounted for the current period decrease in the income from the prior period and resulted from decreased bauxite shipments.

Net income:

The increase in current-period net income results largely from the increase in operating profits previously discussed.

Diluted earnings per share:

Earnings per share increased commensurately with the increase in net income. Weighted average common and common equivalent shares outstanding remained relatively constant compared to the prior year period.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Six Months Ended June 30,
Minerals	2008		2007		2008 vs 2007
	(Dollars in Thousands)
Net sales	$206,347	100.0%	$171,526	100.0%	$34,821	20.3%
Cost of sales	171,326	83.0%	138,395	80.7%
Gross profit	35,021	17.0%	33,131	19.3%	1,890	5.7%

General, selling and administrative expenses	18,814	9.1%	15,560	9.1%	3,254	20.9%
Operating profit	16,207	7.9%	17,571	10.2%	(1,364)	-7.8%

	Six Months Ended June 30,
Minerals Product Line Sales	2008	2008	2008
	(Dollars in Thousands)

Metalcasting	$85,387	$73,869	15.6%
Specialty materials	52,991	40,099	32.2%
Pet products	38,702	32,081	20.6%
Basic minerals	25,358	22,563	12.4%
Other product lines	3,909	2,914	*
Total	206,347	171,526

* Not meaningful.

Approximately 70% of the minerals segment’s increase in net sales occurred organically due in large part to increased volumes, pass through freight revenues and selling price increases within our domestic businesses, especially the metalcasting and pet products groups. In addition, this segment continued to benefit from acquisitions, adding $7.9 million of revenue from businesses acquired in prior periods mostly related to our Mexican joint venture and Turkish bentonite facilities. Greater demand in Asia for metalcasting products and for certain specialty materials products also contributed to the organic increase in sales.

Gross profit margin decreased mainly due to increased energy, production and mining costs in the United States. The decrease was also impacted by unfavorable product mix, as a greater proportion of sales were generated not only in lower priced products but also by freight revenues, which do not generate profits.

Acquisitions contributed to the increase in GS&A expenses, adding approximately $1.3 million. The remainder is attributable to greater expenditures on research and development activities within our specialty materials division and personnel costs in our Asia-Pacific businesses.

Operating margin decreased due to decreased gross margins and increased GS&A expenses as previously discussed.

Environmental Segment

	Six Months Ended June 30,
Environmental	2008		2007		2008 vs 2007
	(Dollars in Thousands)
Net sales	$136,260	100.0%	$113,806	100.0%	$22,454	19.7%
Cost of sales	89,963	66.0%	73,684	64.7%
Gross profit	46,297	34.0%	40,122	35.3%	6,175	15.4%
General, selling and administrative expenses	28,071	20.6%	23,944	21.0%	4,127	17.2%
Operating profit	18,226	13.4%	16,178	14.3%	2,048	12.7%

	Six Months Ended June 30,
Environmental Product Line Sales	2008	2007	% change
	(Dollars in Thousands)

Lining technologies	$80,947	$63,745	27.0%
Building materials	42,853	39,445	8.6%
Other product lines	12,460	10,616	*
Total	136,260	113,806

* Not meaningful.

Organic growth comprised 55% of the increase in environmental segment revenues, which were largely gained in the lining technologies sectors of the USA as well as Central and Eastern European regions. Some of the growth in the lining technologies product group arises from installation services revenues earned in these same markets. Foreign currency fluctuations, mainly in Poland and Europe, contributed 31% of the growth with the remainder arising from a Polish acquisition in December 2007.

Gross profit increased due to increased sales. However, gross profit margins decreased due to a greater concentration of sales occurring in less profitable product lines, such as installation services within the lining technologies product group. In addition, increased production costs in the United States negatively impacted gross margins.

GS&A expenses increased mostly due to greater employee related costs, commissions expenses and increased headcount incurred to support the revenue growth. In addition, approximately $1.1 million of the increase arose from foreign currency fluctuations.

Operating profits increased due to the increase in gross profit mentioned earlier without equally commensurate increases in GS&A expenses. Operating profit margins decreased due to the decrease in gross margin mentioned above.

Oilfield Services Segment

	Six Months Ended June 30,
Oilfield Services	2008		2007		2008 vs 2007
	(Dollars in Thousands)

Net sales	$61,798	100.0%	$44,994	100.0%	$16,804	37.3%
Cost of sales	37,345	60.4%	27,737	61.6%
Gross profit	24,453	39.6%	17,257	38.4%	7,196	41.7%
General, selling and administrative expenses	11,756	19.0%	9,167	20.4%	2,589	28.2%
Operating profit	12,697	20.6%	8,090	18.0%	4,607	56.9%

Organic growth comprised 80% of the net sales increase for our oilfield services segment with the remainder arising from the acquisition of PRT in May 2008. Our organic growth was achieved due to an increase in the amount of service equipment in the field, equipment acquired in previous periods, greater demand for water treatment services, especially in the Gulf of Mexico, and growth in our developing businesses in Asia and Africa.

Gross profits increased with sales and became more profitable due to the ability to greater utilization of equipment and resources and increased revenues with more profitable business lines, such as water treatment, nitrogen services and premium reeled tubing. GS&A expenses increased to help support revenue growth, especially in our foreign businesses.

Operating profits and margins increased due to the increased gross margins mentioned above and moderate increases in GS&A expenses.

Transportation Segment

	Six Months Ended June 30,
Transportation	2008		2007		2008 vs 2007
	(Dollars in Thousands)

Net sales	$31,233	100.0%	$24,273	100.0%	$6,960	28.7%
Cost of sales	27,994	89.6%	21,493	88.5%
Gross profit	3,239	10.4%	2,780	11.5%	459	16.5%
General, selling and administrative expenses	1,626	5.2%	1,508	6.2%	118	7.8%
Operating profit	1,613	5.2%	1,272	5.3%	341	26.8%

Traffic levels increased as compared to the prior year period due to greater demand from consumer products shippers, leading to the increase in net sales. Unrecovered fuel surcharges led to the decrease in gross profit margins. Operating profits and margins increased due to the increase in sales and stability of GS&A costs.

Corporate Segment

	Six Months Ended June 30,
Corporate	2008	2007	2008 vs 2007
	(Dollars in Thousands)

Intersegment shipping sales	$(10,382)	$(8,417)
Intersegment shipping costs	(10,382)	(8,417)
Gross profit	-	-	-
General, selling and administrative expenses	12,580	9,280	3,300	35.6%
Operating loss	12,580	9,280	3,300	35.6%

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

Corporate GS&A expenses increased due to greater employee benefit related expenses and increased expenses associated with information technology investments.

Liquidity and capital resources

Cash flows from operations, an ability to issue new debt instruments, borrowings from our revolving credit facility and proceeds from the exercise of stock options by employees have been our sources of funds to purchase property, plant and equipment; acquire businesses; repurchase common stock; and pay dividends to shareholders. We believe cash flows from operations and borrowings from an unused and committed revolving credit facility will be adequate to support our current businesses for the foreseeable future. However, we will need additional credit facilities in order to pursue additional acquisitions, when and if these opportunities become available. If necessary, we believe we will be able to obtain such credit at terms substantially similar to our current facilities. Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1 of this report.

	Six Months Ended
Cash Flows	June 30,
($ in millions)	2008	2007
Net cash provided by (used in) operating activities	$(2.0)	$25.6
Net cash used in investing activities	$(88.8)	$(62.9)
Net cash provided by financing activities	$86.4	$43.3

Cash flows from operating activities decreased from the prior year period largely due to increased working capital levels. Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern will continue for the remainder of 2008.

Cash flows used in investing activities increased in the 2008 period due to increased acquisition activity, investments to construct a corporate building, a $6 million loan made to a third party related to the agreement to invest in a chrome mine in South Africa, and increased investments in joint-ventures, namely a $6.6 million investment made into a group of Russian bentonite companies. Capital expenditures for 2008 are estimated to be in the range of $45 million to $55 million.

In May 2008, we paid approximately $40.9 million for PRT, an organization that provides coiled tubing services to on and offshore oil and gas drilling operations. In 2007, we paid approximately $38.4 million for acquisitions, primarily the Liquid Boot Technologies and Microsponge® operations.

Cash flows provided by financing activities increased in the 2008 period as we required more external debt funding to support our working capital and investing activities. Year-to-date dividends declared increased in 2008 to $0.32 per share from $0.28 per share in the prior year’s comparable period. We repurchased 80 thousand shares of our common stock in the current year period at an average price of $25.45 per share; as of June 30, 2008, we have $6.6 million of funds available to repurchase shares under a program which expires on November 10, 2008.

	As at
Financial Position	June 30,	December 31,
($ in millions)	2008	2007
Working capital	$250.3	$202.5
Goodwill & intangible assets	$130.4	$101.1
Total assets	$799.7	$652.1

Long-term debt	$260.6	$164.2
Other long-term obligations	$38.0	$33.5
Stockholders' equity	$381.0	$352.3

Working capital at June 30, 2008, increased over the amount at December 31, 2007 due to loans made to a third party as mentioned above and an increase in other working capital items, such as inventories and accounts receivable, commensurate with our increase in sales. Given the seasonality of our environmental business and the project nature of some of our services provided in the oilfield services segment, working capital levels typically increase in the second quarter of the year. Our current ratio was 3.1-to-1 and 3.0-to-1 at June 30, 2008, and December 31, 2007, respectively.

Long-term debt increased due to increased financing needs for working capital requirements and other investing activities. Consequently, long-term debt relative to total capitalization rose to 40.6% at June 30, 2008, compared with 31.8% at December 31, 2007. We have approximately $69.4 million of borrowing capacity available from our revolving credit facility at June 30, 2008. We are in compliance with financial covenants related to the revolving credit facility as of June 30, 2008.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In 2006, the Board of Directors announced a program to repurchase up to $15 million of our outstanding stock; this authorization expires November 10, 2008. The table below illustrates our stock repurchases in 2008 and the amount remaining under this program:

	Total Number of		Maximum Value of
	Shares Repurchased	Average	Shares that May Yet Be
	as Part of the Stock	Price Paid	Repurchased Under the
2008	Repurchase Program	Per Share	Program
Balance at the beginning of the year			$8,593,575
Activity in 2008 calendar month of:
January	60,000	$25.35	$7,072,792
February	20,000	$25.77	$6,557,434
March	-	$-	$6,557,434
April	-	$-	$6,557,434
May	-	$-	$6,557,434
June	-	$-	$6,557,434
	80,000	$25.45	$6,557,434

Item 4: Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 8, 2008.

(b)	See Item 4(c) below.

(c)	At the Annual Meeting of Shareholders, the shareholders voted on the election of three directors, each to serve a three year term. The voting results were as follows:

In the election of directors, each nominee was elected by a vote of shareholders as follows to serve for three years or until their successors are elected and qualified:

Director	For	Against
John Hughes	16,984,051	5,477,888
Clarence O. Redman	19,596,183	2,865,756
Audrey L. Weaver	22,326,656	135,284

Item 6: Exhibits

Exhibit
Number
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date: August 8, 2008	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Date: August 8, 2008	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.