Form 10-Q
period 2008-09-30
AMCOL INTERNATIONAL CORP
filed 2008-11-10
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________________________

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
(Common stock, $.01 par value)	30,414,787 Shares

AMCOL INTERNATIONAL CORPORATION

INDEX
		Page No.
Part I - Financial Information

Item 1	Financial Statements
	Condensed Consolidated Balance Sheets –
	September 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations –
	three and nine months ended September 30, 2008 and 2007	5

	Condensed Consolidated Statements of Comprehensive Income –
	three and nine months ended September 30, 2008 and 2007	6

	Condensed Consolidated Statements of Cash Flows –
	nine months ended September 30, 2008 and 2007	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4	Controls and Procedures	35

Part II - Other Information

Item 1A	Risk Factors	35

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6	Exhibits	36

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1. Financial Statements

	September 30,	December 31,
	2008	2007
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$33,646	$25,282
Accounts receivable, net	224,854	166,835
Inventories	116,898	91,367
Prepaid expenses	15,088	13,529
Deferred income taxes	5,589	4,374
Income tax receivable	-	2,768
Other	7,345	475

Total current assets	403,420	304,630

Investment in and advances to affiliates and joint ventures	63,668	49,309

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	20,807	21,394
Depreciable assets	406,707	352,100

	427,514	373,494
Less: accumulated depreciation and depletion	212,436	196,904

	215,078	176,590
Other assets:
Goodwill	73,700	59,840
Intangible assets, net	53,456	41,257
Deferred income taxes	4,527	5,513
Other assets	15,093	15,007
	146,776	121,617
	$828,942	$652,146

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)	*
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,779	$44,274
Accrued liabilities	67,537	57,833
Total current liabilities	123,316	102,107

Long-term debt	266,926	164,232
Long-term debt - corporate building	20,692	-

Total long-term debt	287,618	164,232

Minority interests in subsidiaries	1,513	327
Pension liabilities	9,649	9,576
Deferred compensation	7,640	7,559
Other liabilities	17,087	16,022
	35,889	33,484
Stockholders’ equity:
Common stock	320	320
Additional paid in capital	85,672	81,599
Retained earnings	288,084	258,164
Accumulated other comprehensive income	26,518	33,248
	400,594	373,331
Less:
Treasury stock	18,475	21,008
	382,119	352,323
	$828,942	$652,146

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$678,304	$549,780	$253,048	$203,598
Cost of sales	505,727	402,190	189,481	149,298
Gross profit	172,577	147,590	63,567	54,300
General, selling and administrative expenses	109,061	87,756	36,214	28,297
Operating profit	63,516	59,834	27,353	26,003
Other income (expense):
Interest expense, net	(8,642)	(6,506)	(3,404)	(2,409)
Other, net	(1,475)	(1,000)	(1,763)	(830)
	(10,117)	(7,506)	(5,167)	(3,239)
Income before income taxes and income from affiliates and joint ventures	53,399	52,328	22,186	22,764
Income tax expense	13,950	12,205	5,567	4,704
Income before income from affiliates and joint ventures	39,449	40,123	16,619	18,060
Income from affiliates and joint ventures	5,614	6,118	1,971	2,086
Income from continuing operations	45,063	46,241	18,590	20,146

Income (Loss) from discontinued operations, net of tax	-	(286)	-	-

Net income	$45,063	$45,955	$18,590	$20,146

Weighted average common shares outstanding	30,405	30,146	30,540	30,130
Weighted average common and common equivalent shares outstanding	30,993	30,934	31,129	30,887

Basic earnings per share:
Continuing operations	$1.48	$1.53	$0.61	$0.67
Discontinued operations	-	(0.01)	-	-
Basic earnings per share	$1.48	$1.52	$0.61	$0.67

Diluted earnings per share:
Continuing operations	$1.45	$1.49	$0.60	$0.65
Discontinued operations	-	(0.01)	-	-
Diluted earnings per share	$1.45	$1.48	$0.60	$0.65

Dividends declared per share	$0.50	$0.44	$0.18	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$45,063	$45,955	$18,590	$20,146
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,439)	9,737	(13,084)	5,170
Unrealized gain (loss) on interest rate swap agreement	(278)	-	(275)	-
Other	(13)	172	57	32
Comprehensive income	$38,333	$55,864	$5,288	$25,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$45,063	$45,955
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	24,872	21,688
Other non-cash charges	(2,469)	(9,102)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(86,237)	(44,716)
Decrease (increase) in noncurrent assets	496	(1,620)
Increase (decrease) in current liabilities	20,116	23,435
Increase (decrease) in noncurrent liabilities	788	6,382
Net cash provided by (used in) operating activities	2,629	42,022
Cash flow from investing activities:
Capital expenditures	(29,686)	(36,319)
Capital expenditures - corporate building	(14,273)	(1,258)
Acquisitions, net of cash	(42,549)	(38,783)
Investments in and advances to affiliates and joint ventures	(10,993)	(7,369)
Advances to non-affiliates	(6,000)	-
Proceeds from sale of land and depreciable assets	772	6,636
Investments in restricted cash	(1,796)	(856)
Other	(1,169)	(173)
Net cash used in investing activities	(105,694)	(78,122)
Cash flow from financing activities:
Net change in outstanding debt	105,495	50,368
Net change in outstanding debt - corporate building	20,692	-
Proceeds from sales of treasury stock	1,550	2,574
Purchases of treasury stock	(2,062)	(6,115)
Dividends	(15,143)	(13,194)
Excess tax benefits from stock-based compensation	1,087	1,463
Net cash provided by financing activities	111,619	35,096
Effect of foreign currency rate changes on cash	(190)	3,972
Net increase (decrease) in cash and cash equivalents	8,364	2,968
Cash and cash equivalents at beginning of period	25,282	17,805
Cash and cash equivalents at end of period	$33,646	$20,773

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Minerals	48%	48%	46%	45%
Environmental	33%	35%	34%	37%
Oilfield services	15%	13%	15%	13%
Transportation	7%	7%	7%	7%
Intersegment shipping	-3%	-3%	-2%	-2%
	100%	100%	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2007, is unaudited. The condensed consolidated balance sheet as of December 31, 2007 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2007. The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended September 30, 2008 and 2007, and our financial position as of September 30, 2008, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

New Accounting Standards

In September 2006, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS157-2, Effective Date of FASB Statement No. 157, which delays our effective date of FAS 157 to January 1, 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, FAS 157 applies to financial instruments, and items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The adoption of FAS 157 on January 1, 2008 did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“FAS 161”). This standard requires enhanced disclosures about an entity’s derivative and hedging activities and is intended to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We do not believe this standard will have a material impact on our financial statements when we adopt it on January 1, 2009.

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

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective for prior periods whose financial statements have not yet been issued. Accordingly, our adoption of FSP FAS 157-3 on September 30, 2008 did not materially impact our financial statements.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	30,404,745	30,145,918	30,540,122	30,129,934
Dilutive impact of stock options	588,567	788,234	589,167	757,540
Weighted average number of common and common equivalent shares outstanding for the period	30,993,312	30,934,152	31,129,289	30,887,474
Number of common shares outstanding at the end of the period	30,413,787	30,031,014	30,413,787	30,031,014

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	307,958	300,730	-	375,675

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 3: ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at September 30, 2008 and December 31, 2007 are comprised of the following components:

	September 30,	December 31,
	2008	2007
Crude stockpile inventories	$35,854	$25,601
In-process and finished goods inventories	44,730	39,473
Other raw material, container, and supplies inventories	36,314	26,293
	$116,898	$91,367

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

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$5,699	$5,715
Settlement of obligations	(1,191)	(1,531)
Liabilities incurred and accretion expense	1,799	1,396

Balance at end of period	$6,307	$5,580

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The following summaries set forth certain financial information by business segment:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
Minerals	$323,228	$262,432	$116,881	$90,906
Environmental	222,393	189,927	86,133	76,121
Oilfield services	100,177	72,137	38,379	27,143
Transportation	49,216	38,654	17,983	14,381
Intersegment shipping	(16,710)	(13,370)	(6,328)	(4,953)
Total	$678,304	$549,780	$253,048	$203,598

Operating profit (loss):
Minerals	$27,317	$26,706	$11,110	$9,135
Environmental	32,945	31,016	14,719	14,838
Oilfield services	18,891	13,843	6,194	5,753
Transportation	2,571	2,002	958	730
Corporate	(18,208)	(13,733)	(5,628)	(4,453)
Total	$63,516	$59,834	$27,353	$26,003

	As of Sep. 30, 2008	As of Dec. 31, 2007
Assets:
Minerals	$376,613	$319,921
Environmental	211,816	184,992
Oilfield services	168,527	95,866
Transportation	4,871	3,807
Corporate	67,115	47,560
Total	$828,942	$652,146

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Depreciation, depletion and amortization:
Minerals	$11,564	$11,301	$3,897	$4,156
Environmental	4,857	4,605	1,677	1,628
Oilfield services	7,286	4,900	3,263	1,734
Transportation	25	42	9	11
Corporate	1,140	840	279	354
Total	$24,872	$21,688	$9,125	$7,883

Capital expenditures:
Minerals	$15,743	$14,960	$3,832	$5,818
Environmental	3,318	6,918	1,007	2,531
Oilfield services	7,593	7,235	1,384	3,155
Transportation	48	61	31	45
Corporate	17,257	8,403	8,119	4,122
Total	$43,959	$37,577	$14,373	$15,671

Research and development expense:
Minerals	$3,732	$3,107	$1,159	$1,253
Environmental	1,652	1,673	522	585
Oilfield services	401	133	145	45
Corporate	645	758	69	323
Total	$6,430	$5,671	$1,895	$2,206

Note 5: EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$1,253	$1,245	$418	$415
Interest cost	1,780	1,656	593	552
Expected return on plan assets	(2,342)	(2,021)	(781)	(674)
Amortization of prior service cost	3	50	1	17

Net periodic benefit cost	$694	$930	$231	$310

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that we expected to contribute $1,000 to our pension plan in 2008. That full contribution was made in the first quarter of 2008.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 6: INCOME TAXES

Our effective tax rate from continuing operations for the nine months ended September 30, 2008 was 26.1%, which differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries. Additionally, the 26.1% includes a decrease to income tax expense of $1,221 primarily due to the release of liabilities for uncertain tax positions for which the statute of limitations has expired. Excluding the $1,221, the effective tax rate would have been 28.4%.

Our effective tax rate from continuing operations for the nine months ended September 30, 2007 was 23.3%, which varies from the U.S. federal statutory rate of 35.0% for the same depletion and foreign tax rates mentioned above. Additionally, the 23.3% includes a decrease to income tax expense of $590 primarily due to release of liabilities for uncertain tax positions for which the statute of limitations had expired. Excluding the $590, the effective tax rate would have been 24.5%.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service (“IRS”) has examined or the statute of limitations is closed for our U.S. federal income tax returns for all years through 2004. The IRS has recently begun auditing the 2005 and 2006 tax years.

Note 7: ACQUISITIONS

In May 2008, our oilfield services segment acquired the business assets of Premium Reeled Tubing, L.L.C. (PRT). PRT provides coiled tubing services commonly used in workovers and completions of oil and gas production wells. We paid approximately $40,967 in cash and $3,648 in our common stock and recorded $14,143 of goodwill and $16,156 of intangible assets for this acquisition as of September 30, 2008. The allocation of this purchase price has not been finalized as we are in the process of determining the fair values of the assets acquired and liabilities assumed.

Note 8: DEBT

On May 20, 2008, we amended our revolving credit agreement to increase the borrowing capacity from $150,000 to $225,000, extend the maturity to April 1, 2013 and change certain terms affecting the amount of interest we pay; all other substantive terms and conditions remained the same.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 9:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

Foreign Exchange Collars

We have entered into a series of foreign exchange collars to mitigate the risk of currency fluctuations on our potential purchase of a chrome mine in South Africa, the purchase price of which is payable in Australian dollars as well as on exposures we have to various foreign currencies. See Note 12 for further information. We are currently recording all gains and losses on foreign currency derivatives within Other income, net within our Condensed Consolidated Statement of Operations. We have recorded a net gain of $1,463 for the nine months ended September 30, 2008 in Other income, net.

Interest Rate Swap

At September 30, 2008, we had an interest rate swap agreement outstanding which effectively hedges the variable interest rate of our senior notes to a fixed rate of 5.6% per annum. We have designated this hedge as a cash flow hedge, and the aggregate fair value of the interest rate swap as of September 30, 2008, $1,732, is recorded within Other liabilities on our Condensed Consolidated Balance Sheet. Net of tax, we have recorded a loss of $275 for the three months ended September 30, 2008, in other comprehensive income.

Note 10: SALE-LEASEBACK TRANSACTION

On March 10, 2008, we entered into a sale-leaseback transaction involving a new corporate facility which will be completed in late 2008. During construction, we have and will continue to record the expenditures for land and building on our balance sheet as land and construction in progress assets, respectively. The total carrying value of the property was approximately $23,144 as of September 30, 2008. Upon completion of construction, we will sell and leaseback the facility under an operating lease commitment with rental payments occurring January 2009 through December 2028. Lease payments in fiscal 2009 approximate $2,532 and increase 2% annually thereafter.

Note 11: CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Note 12: SUBSEQUENT EVENTS

Australian Dollar Derivatives

As previously announced in March 2008, we entered into a transaction to acquire a 74% interest in chrome sand deposits in South Africa for 41,000 Australian dollars (AUD). At the time we entered into the transaction, the purchase price approximated $38,032 given the then existing exchange rate between the AUD and the United States dollar (USD). In the nine month period ending September 30, 2008, we recorded a $1,806 gain on a derivative that established a fixed cash outflow for the purchase of these deposits. We entered into this derivative in March 2008 and settled it in July 2008.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

On October 1, 2008, we entered into another derivative to again fix the cash outflow. However, global credit markets and economies have led to unprecedented fluctuations in the exchange rates between the AUD and the USD since October 1, 2008, and when we settled this derivative on November 7, 2008, we recorded a loss of $4,305. We will include this loss in our financial statements for the quarter ending December 31, 2008. As of November 7, 2008, we do not have any derivatives in place to hedge the purchase price. After considering the net after tax effect of all our derivative activities associated with this future investment and assuming the investment is made at an exchange rate of .69 AUD to one US$, the rate that existed at the time we settled our last derivative, our net cash outflow for the purchase of the chrome sand deposit will be $29,854. This $29,854 is $8,178 less than the $38,032 that existed in March 2008 when we signed the agreement to acquire the deposit.

Results of Ashapura Minechem Limited (“Ashapura”)

As reported in our Annual Report on Form 10-K for the year ended December 31, 2007, we use the equity method to incorporate the results of our investments in companies in which we have significant influence, which is generally represented by ownership interests of between 20% and 50% of the investee. We use this method of accounting to incorporate the results of Ashapura, the largest contributor to the income recorded in Income from affiliates and joint ventures in our Condensed Consolidated Statement of Operations. For example, in the three months ended September 30, 2008, approximately $1,543 of the $1,971 Income from affiliates and joint ventures was derived from Ashapura. As allowed under the equity method, we incorporate the results of Ashapura on a one quarter lag basis as Ashapura’s financial statements are not available on a timely basis.

In October 2008, we communicated with Ashapura and understand that they have experienced a material loss in their third quarter results due to fluctuations in foreign currency exchange rates as well as decreased bauxite shipments resulting from changes in government regulation. We will include this loss in our results for the three months ending December 31, 2008, and believe this loss could approximate $943, which is a $2,486 decrease from the income we recorded for Ashapura in our financial statements for the three months ending September 30, 2008.

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

We operate in five segments: minerals, environmental, oilfield services, transportation and corporate. Our minerals segment operates in three principal markets: metalcasting, pet products and specialty minerals. The environmental segment’s principal markets include lining technologies, building materials and water treatment. Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, rental tools, coil tubing and well testing data services for the oil and gas industries. Our transportation segment provides trucking services for our domestic businesses as well as third parties. Intersegment shipping revenues are eliminated in our corporate segment.

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

The majority of our revenues are generated in North America; our fastest growing markets are in the Asia-Pacific and Central European regions, which have continued to outpace the United States in economic growth in recent years. Consequently, the state of the US and international economies impacts our revenues.

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

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them. We describe certain risks under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K for the year ended December 31, 2007. In general, the significance of these risks has not materially changed over the past year except as they are affected by the recent credit crisis occurring in the United States and throughout many of the economies in which we operate. The ongoing credit crisis is characterized by increased volatility, and lack of available capital for short and long term financing. The credit crisis may increase the risks outlined in our latest Annual Report on Form 10-K, especially in the areas of our reliance on key industries (which could be more adversely affected due to the credit crisis), volatility of our stock price, and increased exchange rate sensitivity. In addition, the credit crisis may affect our ability to obtain additional financing to fund acquisitions or other activities on terms substantially similar to our current debt facilities should that need arise in the future. Any of these factors could adversely affect our business opportunities and results.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain. As a result, actual results could differ from these estimates. For more information on our critical accounting policies, please read our Annual Report on Form 10-K for the year ended December 31, 2007.

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements.

Three months ended September 30, 2008 vs. September 30, 2007

Consolidated Review

The following table compares our operating results for the quarters ended September 30, 2008 and September 30, 2007:

	Three Months Ended September 30,
Consolidated	2008	2007	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$253,048	$203,598	24.3%
Cost of sales	189,481	149,298
Gross profit	63,567	54,300	17.1%
margin %	25.1%	26.7%
General, selling and
administrative expenses	36,214	28,297	28.0%
Operating profit	27,353	26,003	5.2%
margin %	10.8%	12.8%
Other income (expense):
Interest expense, net	(3,404)	(2,409)	41.3%
Other, net	(1,763)	(830)	*
	(5,167)	(3,239)

Income before income taxes and income from affiliates and joint ventures	22,186	22,764
Income tax expense	5,567	4,704	18.3%
effective tax rate	25.1%	20.7%

Income before income from affiliates and joint ventures	16,619	18,060
Income from affiliates and joint ventures	1,971	2,086	-5.5%
Net income	$18,590	$20,146	-7.7%

* Not meaningful

We measure sales growth by the relevant components: organic, acquisitions, and foreign currency exchange. Growth due to foreign currency exchange is measured as the change in revenues resulting from differences in currency exchange rates between periods. Acquisition growth is measured as the growth resulting from businesses within the first year (twelve consecutive months) we own them. Any remaining growth is organic growth. The table details the consolidated sales growth components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals	11.8%	0.9%	0.1%	12.8%
Environmental	2.5%	0.8%	1.6%	4.9%
Oilfield services	2.9%	2.7%	-0.1%	5.5%
Transportation & intersegment shipping	1.1%	0.0%	0.0%	1.1%
Total	18.3%	4.4%	1.6%	24.3%
% of growth	75.2%	18.4%	6.4%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	31.1%	8.4%	6.7%	46.2%
Environmental	17.9%	14.0%	2.2%	34.1%
Oilfield services	13.3%	1.0%	0.8%	15.1%
Transportation	4.6%	0.0%	0.0%	4.6%
Total - current year's period	66.9%	23.4%	9.7%	100.0%
Total from prior year's comparable period	67.8%	25.4%	6.9%	100.0%

Net sales:

Our overall increase in net sales was driven by organic growth predominantly within our minerals segment. Our oilfield services and environmental segments also experienced growth not only organically but also through fluctuations in foreign currencies within our environmental segment and acquisitions within our oilfield services segment.

Gross profit:

Overall gross profit increased due to the increase in net sales. The decrease in gross profit margin is driven by our oilfield services segment as we discuss later in our discussion of this segment’s results for the quarter.

General, selling & administrative expenses (GS&A):

GS&A expenses increased in all segments with the largest increases coming from our environmental and oilfield services segments. The increase in the environmental segment is somewhat skewed by the comparison to the prior year’s quarter, which included a $2.4 million reduction to GS&A costs resulting from the gain on the sale of vacant land. Overall increases in GS&A are being driven by acquisitions, increased infrastructure to support sales and business growth, and increased employee and related benefit expenses.

Operating profit:

Excluding the $2.4 million gain on the sale of vacant land previously mentioned, operating profit increased across all segments, except corporate, due to increased gross profits. Excluding the $2.4 million gain, our environmental and minerals segments increased the most due to organic growth and the ability to leverage increased sales without commensurate increases in GS&A expenses.

Interest expense, net:

Net interest expense increased due to increased average debt levels required to fund acquisitions, increased capital spending and increased working capital levels. We began 2008 with debt levels significantly greater than those that existed at the beginning of 2007 due to increased capital spending and acquisitions in 2007. The majority of our long-term debt has a variable rate of interest which is primarily influenced by changes in LIBOR.

Other income (expense):

Other expense includes foreign currency transaction gains and losses for third party and intercompany related activity. It also includes gains and losses on foreign currency derivatives. Other expense increased in 2008 largely due to foreign currency transaction losses driven by exchange fluctuations in our EMEA based businesses, which are primarily subject to fluctuations in the Euro, British pound and Polish zloty. See Note 12 for further information on derivative activities.

Income tax expense:

Our effective tax rate increased in 2008 to 25.1% due largely to an increase in income being generated from domestic businesses, which are taxed at greater rates. Our effective tax rate in both reporting periods continues to differ from the U.S. federal statutory 35.0% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates.

Income from affiliates & joint ventures:

Our India-based investments contributed the majority of the income from joint ventures and affiliates in both 2008 and 2007; income from these affiliates remained relatively constant over the comparable periods. For a discussion of recent decreases in the results for Ashapura Minchem Limited, the largest contributor to this item, see Note 12 in Notes to Condensed Consolidated Financial Statements.

Net income:

The decrease in current-period net income results largely from increased expenses for interest, foreign exchange losses and income taxes partly ameliorated by the increase in operating profits previously discussed. Excluding the gain on the sale of vacant land in 2007 mentioned previously, net income would have increased.

Diluted earnings per share:

Excluding the $0.06 per share gain on sale of vacant land in the 2007 period, earnings per share remained relatively constant. The weighted average common and common shares outstanding increased by 0.2 million shares.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Three Months Ended September 30,
Minerals	2008		2007		2008 vs. 2007
	(Dollars in Thousands)

Net sales	$116,881	100.0%	$90,906	100.0%	$25,975	28.6%
Cost of sales	96,206	82.3%	73,610	81.0%
Gross profit	20,675	17.7%	17,296	19.0%	3,379	19.5%
General, selling and
administrative expenses	9,565	8.2%	8,161	9.0%	1,404	17.2%
Operating profit	11,110	9.5%	9,135	10.0%	1,975	21.6%

	Three Months Ended September 30,
Minerals Product Line Sales	2008	2007	% change
	(Dollars in Thousands)
Metalcasting	$46,392	$40,232	15.3%
Specialty materials	26,587	22,893	16.1%
Pet products	19,559	15,826	23.6%
Basic minerals	21,917	11,140	96.7%
Other product lines	2,426	815	*
Total	116,881	90,906
* Not meaningful.

Organic growth comprised the majority of the growth in 2008 due to increased selling prices and volumes, predominantly in the United States, and geographical expansion, especially in our South African chrome sand operations. These South African operations along with bentonite sales for well drilling applications in the United States comprise the growth in basic minerals sales. Specialty materials sales increased due to increased sales from our Turkish operations. Metalcasting sales increased due to increased selling prices, mostly in our domestic markets, and increased volumes primarily in our overseas markets.

  Although tempered by sales price increases mentioned above, gross profit margins decreased mainly due to increased energy, production and mining costs in the United States. The decrease was also impacted by a greater concentration of sales being derived from pass through freight revenues, which do not generate profits.

Approximately 22% of the $1,404 increase in GS&A expenses in 2008 is due to acquisitions and increases in newly developed businesses. The remainder is attributable to greater employee related expenses and increased provision for bad debts related to customers within our metalcasting markets.

Operating margin decreased due to decreased gross margins and increased GS&A expenses as previously discussed.

Environmental Segment

	Three Months Ended September 30,
Environmental	2008		2007		2008 vs. 2007
	(Dollars in Thousands)

Net sales	$86,133	100.0%	$76,121	100.0%	$10,012	13.2%
Cost of sales	57,731	67.0%	50,839	66.8%
Gross profit	28,402	33.0%	25,282	33.2%	3,120	12.3%
General, selling and
administrative expenses	13,683	15.9%	10,444	13.7%	3,239	31.0%
Operating profit	14,719	17.1%	14,838	19.5%	(119)	-0.8%

	Three Months Ended September 30,
Environmental Product Line Sales	2008	2007	% change
	(Dollars in Thousands)
Lining technologies	$57,320	$48,914	17.2%
Building materials	22,237	20,638	7.7%
Other product lines	6,576	6,569	*
Total	86,133	76,121
* Not meaningful.

Revenues in the environmental segment grew predominantly due to organic growth within our domestic business, a majority of which was driven by increased volumes of lining technologies products and services. Approximately one-third of the growth in sales came from fluctuations in foreign currencies, mainly the Polish zloty.

Gross profit increased due to increased sales whilst gross margins remained relatively constant.

GS&A expenses increased primarily due to a $2.4 million gain on the sale of vacant land that occurred in the 2007 period. Excluding this gain, GS&A expenses increased marginally.

Excluding the $2.4 million gain on sale of vacant land from 2007’s operating profit, operating profits increased in 2008 over the 2007 comparable period due to the increase in gross profits previously mentioned. Again excluding this gain, operating profit margin actually increased due to the ability to leverage increased gross profits with less of an increase in GS&A expenses.

Oilfield Services Segment

	Three Months Ended September 30,
Oilfield Services	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Net sales	$38,379	100.0%	$27,143	100.0%	$11,236	41.4%
Cost of sales	25,785	67.2%	16,896	62.2%
Gross profit	12,594	32.8%	10,247	37.8%	2,347	22.9%
General, selling and
administrative expenses	6,400	16.7%	4,494	16.6%	1,906	42.4%
Operating profit	6,194	16.1%	5,753	21.2%	441	7.7%

Organic growth comprised 53% of the growth in oilfield services revenues in the 2008 period with another 48% being derived from our coiled tubing acquisition in May 2008. The organic growth occurred in our domestic, land based businesses as well as our foreign operations. Land based business, as opposed to our offshore business in the Gulf of Mexico, increased due to hurricane activity that occurred in the later part of 2008’s third quarter. In May 2008, we acquired PRT, whose operations are based in Louisiana. PRT provides coil tubing services to both on and offshore operations used as a means for customers to deliver liquids or gasses into production wells beneath the earth’s surface. PRT added $5.5 million of revenues in the third quarter of 2008.

Gross profits increased due to increased sales and acquisitions. Gross profit margins decreased due to product mix, that is, a greater proportion of lower-margin, land based sales, and the effect of two hurricanes, as mentioned above. This decline was tempered by improved margins in our foreign businesses.

GS&A expenses increased due to acquisitions and increased employee and employee related expenses.

Operating profits increased due to increased gross profits. Operating profit margins decreased due to the decrease in gross profit margins and increases in GS&A expenses.

Transportation Segment

	Three Months Ended September 30,
Transportation	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Net sales	$17,983	100.0%	$14,381	100.0%	$3,602	25.0%
Cost of sales	16,087	89.5%	12,906	89.7%
Gross profit	1,896	10.5%	1,475	10.3%	421	28.5%
General, selling and
administrative expenses	938	5.2%	745	5.2%	193	25.9%
Operating profit	958	5.3%	730	5.1%	228	31.2%

Traffic levels increased as compared to the prior year period due to greater demand from consumer products shippers, leading to the increase in net sales. Gross and operating profit margins remained relatively stable.

Corporate Segment

	Three Months Ended September 30,
Corporate	2008	2007	2008 vs. 2007
	(Dollars in Thousands)
Intersegment shipping sales	$(6,328)	$(4,953)	(1,375)
Intersegment shipping costs	(6,328)	(4,953)
Gross profit	-	-
General, selling
and administrative expenses	5,628	4,453	1,175	26.4%
Operating loss	5,628	4,453	1,175	26.4%

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

Corporate GS&A expenses increased due to greater employee and employee benefit related expenses, especially losses on assets invested in publicly traded securities used to fund pension related benefits.

Nine months ended September 30, 2008 vs. September 30, 2007

Consolidated Review

The following table compares our year-to-date operating results for the period ended September 30, 2008 and September 30, 2007:

	Nine Months Ended September 30,
Consolidated	2008	2007	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$678,304	$549,780	23.4%
Cost of sales	505,727	402,190
Gross profit	172,577	147,590	16.9%
margin %	25.4%	26.8%
General, selling and
administrative expenses	109,061	87,756	24.3%
Operating profit	63,516	59,834	6.2%
margin %	9.4%	10.9%
Other income (expense):
Interest expense, net	(8,642)	(6,506)	32.8%
Other, net	(1,475)	(1,000)	47.5%
	(10,117)	(7,506)

Income before income taxes and income from affiliates and joint ventures	53,399	52,328
Income tax expense	13,950	12,205	14.3%
effective tax rate	26.1%	23.3%

Income before income from affiliates and joint ventures	39,449	40,123
Income from affiliates and joint ventures	5,614	6,118	-8.2%
Income from continuing operations	45,063	46,241

Gain (Loss) on disposal of discontinued operations	-	(286)	-100.0%

Net income	$45,063	$45,955

The following table details our consolidated net sales growth components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals	8.8%	1.8%	0.5%	11.1%
Environmental	3.2%	0.9%	1.8%	5.9%
Oilfield services	3.5%	1.6%	0.0%	5.1%
Transportation & intersegment shipping	1.3%	0.0%	0.0%	1.3%
Total	16.8%	4.3%	2.3%	23.4%
% of growth	71.6%	18.4%	10.0%	100.0%

The following table shows the distribution of net sales across our three principal geographic regions (Americas, EMEA, and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	33.2%	7.6%	6.9%	47.7%
Environmental	16.8%	13.9%	2.1%	32.8%
Oilfield services	12.5%	1.6%	0.6%	14.7%
Transportation	4.8%	0.0%	0.0%	4.8%
Total - current year's period	67.3%	23.1%	9.6%	100.0%
Total from prior year's comparable period	68.8%	23.7%	7.5%	100.0%

Net sales:

Our overall increase in net sales was driven by growth, especially organic growth, across all segments. Growth through acquisition occurred in almost all segments as well. Growth due to foreign currency fluctuations predominantly occurred within our European-based environmental business.

Gross profit:

Overall gross profit increased due to the increase in net sales. Gross profit margins decreased, however, across all segments. The decreased gross margins in our minerals segment and a greater proportion of revenues being derived from pass through freight revenues had the largest effect on the overall decrease in margins.

General, selling & administrative expenses (GS&A):

GS&A expenses increased in all segments. Approximately $3.1 million and $2.4 million of the increase relates to acquisitions and the non-recurring gain on the 2007 sale of vacant land, respectively. The remaining increase in our GS&A is predominantly driven by currency fluctuations, expenses in our corporate segment, and increases due to greater revenues, such as increased employee related and sales commissions expenses within our environmental segment.

Operating profit:

Operating profits increased across all segments, except corporate, and results from the increase in gross profits without commensurate increases in GS&A expenses. The increases largely occurred in our oilfield services and environmental segments. Acquisitions, predominantly within our environmental (Poland acquisition in December 2007) and oilfield services businesses, and foreign exchange fluctuations, largely in our environmental segment, increased operating profits in the period. Excluding the $2.4 million gain on sale of vacant land, operating profit increased due to organic growth.

Interest expense, net:

Net interest expense increased due to increased average debt levels required to fund acquisitions, capital expenditures, and increased working capital levels. We began 2008 with debt levels significantly greater than those that existed at the beginning of 2007 due to increased capital spending and acquisitions in 2007. The majority of our long-term debt has a variable rate of interest which is primarily influenced by changes in LIBOR.

Other income (expense):

Other income includes foreign currency transaction gains and losses for third party and intercompany related activity. It also includes the gains and losses on foreign currency derivatives. Other expense increased by $0.5 million in 2008 due to two factors. First, we generated $1.8 million of income on a foreign currency derivative related to our potential purchase of a chrome mine in South Africa, the purchase price of which is payable in Australian dollars. See Note 12 for further information on our derivative activities. Next, we incurred significantly greater foreign currency losses in our Minerals and Environmental segments, largely due to fluctuations in European based currencies and cross currency exchange rates.

Income tax expense:

The effective tax rate increased to 26.1% in 2008 from 23.3% due to an increase in income being generated in domestic jurisdictions, largely due to growth in our oilfield services business. Our effective tax rate in both reporting periods continues to differ from the U.S. federal statutory 35.0% rate due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates.

Income from affiliates & joint ventures:

Our India-based investments contributed the majority of the income from joint ventures and affiliates in the periods presented. Those investments also accounted for the current period decrease in the income from the prior period and resulted from decreased bauxite shipments. See our related comments in Note 12 in Notes to Condensed Consolidated Financial Statements.

Net income:

The decrease in current-period net income results largely from the increase in operating profits offset by increased interest and tax expenses as well as foreign currency losses.

Diluted earnings per share:

Earnings per share decreased commensurately with the decrease in net income. Weighted average common and common equivalent shares outstanding remained relatively constant compared to the prior year period.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Nine Months Ended September 30,
Minerals	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Net sales	$323,228	100.0%	$262,432	100.0%	$60,796	23.2%
Cost of sales	267,532	82.8%	212,005	80.8%
Gross profit	55,696	17.2%	50,427	19.2%	5,269	10.4%
General, selling and
administrative expenses	28,379	8.8%	23,721	9.0%	4,658	19.6%
Operating profit	27,317	8.4%	26,706	10.2%	611	2.3%

	Nine Months Ended September 30,
Minerals Product Line Sales	2008	2007	% change
	(Dollars in Thousands)
Metalcasting	$134,118	$114,101	17.5%
Specialty materials	77,239	62,992	22.6%
Pet products	58,261	47,907	21.6%
Basic minerals	47,275	33,703	40.3%
Other product lines	6,335	3,729	*
Total	323,228	262,432
* Not meaningful.

Approximately 79% of the minerals segment’s increase in net sales occurred organically due in large part to increased volumes, pass through freight revenues and selling price increases within our domestic businesses, especially the metalcasting and pet products groups. In addition, this segment continued to benefit from acquisitions, adding $9.8 million of revenue from businesses acquired in prior periods, mainly our Mexican joint venture and Turkish bentonite facilities. Greater demand in Asia for metalcasting products and for certain specialty materials products also contributed to the organic increase in sales.

Gross profit margin decreased mainly due to increased energy, production and mining costs in the United States. The decrease was also impacted by unfavorable product mix, as a greater proportion of sales were generated not only in lower priced products but also in freight revenues, which do not generate profits.

Acquisitions contributed to the increase in GS&A expenses, adding approximately $1.5 million. The remainder is attributable to increased personnel costs in our domestic and Asia-Pacific businesses as well as increased research and development activities within our specialty materials division.

Operating margin decreased due to decreased gross margins and increased GS&A expenses as previously discussed.

Environmental Segment

	Nine Months Ended September 30,
Environmental	2008		2007		2008 vs. 2007
	(Dollars in Thousands)

Net sales	$222,393	100.0%	$189,927	100.0%	$32,466	17.1%
Cost of sales	147,694	66.4%	124,523	65.6%
Gross profit	74,699	33.6%	65,404	34.4%	9,295	14.2%
General, selling and
administrative expenses	41,754	18.8%	34,388	18.1%	7,366	21.4%
Operating profit	32,945	14.8%	31,016	16.3%	1,929	6.2%

Environmental Product Line Sales	Nine Months Ended September 30,
	2008	2007	% change
	(Dollars in Thousands)
Lining technologies	$138,267	$112,659	22.7%
Building materials	65,090	60,083	8.3%
Other product lines	19,036	17,185	*

Total	222,393	189,927

* Not meaningful.

Organic growth comprised 54% of the increase in environmental segment revenues, which were largely gained in the lining technologies sectors of the USA as well as Central and Eastern European regions. Some of the growth in the lining technologies product group arises from installation service revenues earned in these same markets. Foreign currency fluctuations, mainly in Poland and Europe, contributed 31% of the growth with the remainder arising from a Polish acquisition in December 2007.

Gross profit increased due to increased sales. However, gross profit margins decreased due to a greater concentration of sales occurring in less profitable product lines, such as installation services within the lining technologies product group. In addition, increased production costs in the United States negatively impacted gross margins.

GS&A expenses increased due to several factors. First, the 2007 period includes a $2.4 million gain on the sale of vacant land which did not recur in the 2008 period. Expenses to support the growth in revenues, such as employee related costs, commissions expenses and wages due to increased headcount, also increased. In addition, approximately $1.3 million of the increase arose from foreign currency fluctuations.

Operating profits increased due to the increase in gross profit mentioned earlier without equally commensurate increases in GS&A expenses. Operating profit margins decreased due to the decrease in gross margin mentioned above and the $2.4 million gain also previously mentioned.

Oilfield Services Segment

Oilfield Services	Nine Months Ended September 30,
	2008		2007		2008 vs. 2007
	(Dollars in Thousands)

Net sales	$100,177	100.0%	$72,137	100.0%	$28,040	38.9%
Cost of sales	63,130	63.0%	44,633	61.9%
Gross profit	37,047	37.0%	27,504	38.1%	9,543	34.7%
General, selling and administrative expenses	18,156	18.1%	13,661	18.9%	4,495	32.9%
Operating profit	18,891	18.9%	13,843	19.2%	5,048	36.5%

Organic growth comprised 69% of the net sales increase in oilfield services segment with the remainder arising from the acquisition of PRT in May 2008. Our organic growth was achieved due the development of new water filtration technologies, increased demand for services associated with pipelines, growth in our developing businesses in Asia and Africa, and a greater amount of service equipment in the field.

Gross profits increased with sales but were less profitable as a significant amount of sales, especially in the third quarter, were generated from less profitable, land-based jobs given the hurricanes in the Gulf of Mexico.

Approximately $1.0 million of the increase in GS&A expenses came from acquisitions. Another $1.0 million came from continued expansion into international markets. Of the remaining increase, the majority of it arose from increased benefits expenses incurred to support the revenue growth.

The changes in operating profits and operating margin followed the changes in gross profits and gross margins.

Transportation Segment

Transportation	Nine Months Ended September 30,
	2008		2007		2008 vs. 2007
	(Dollars in Thousands)

Net sales	$49,216	100.0%	$38,654	100.0%	$10,562	27.3%
Cost of sales	44,081	89.6%	34,399	89.0%
Gross profit	5,135	10.4%	4,255	11.0%	880	20.7%
General, selling and administrative expenses	2,564	5.2%	2,253	5.8%	311	13.8%
Operating profit	2,571	5.2%	2,002	5.2%	569	28.4%

Increases in traffic levels, largely from consumer products shippers, and fuel surcharges led to the increase in net sales over the prior year’s period. Unrecovered fuel surcharges led to the decrease in gross profit margins. Operating profits increased due to the increase in sales and relative stability of GS&A costs.

Corporate Segment

Corporate	Nine Months Ended September 30,
	2008	2007	2008 vs. 2007
	(Dollars in Thousands)

Intersegment shipping sales	$(16,710)	$(13,370)	(3,340)
Intersegment shipping costs	(16,710)	(13,370)
Gross profit	-	-	-
General, selling and administrative expenses	18,208	13,733	4,475	32.6%
Operating loss	18,208	13,733	4,475	32.6%

Intersegment shipping revenues and costs are related to billings for services provided by our transportation segment to the domestic minerals and environmental segments for services. These services are invoiced to the minerals and environmental segments at arms-length rates and those costs are subsequently charged to customers. Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate GS&A expenses increased due to greater employee benefit related expenses and increased expenses associated with information technology investments.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, borrowings from our revolving credit facility and proceeds from the exercise of stock options by employees have been our sources of funds to provide working capital; purchase property, plant and equipment; acquire businesses; repurchase common stock; and pay dividends to shareholders. We believe cash flows from operations and borrowings from an unused and committed revolving credit facility will be adequate to support our current businesses for the foreseeable future. However, we may need additional credit facilities in order to pursue additional acquisitions, when and if these opportunities become available. Given general economic conditions within the United States commonly referred to as the “credit crunch”, we may or may not be able to obtain such credit at terms substantially similar to our current facilities. See our additional comments on this in the Overview section of Part 1, Item 2 of this report. Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

Cash Flows	Nine Months Ended
($ in millions)	September 30,
	2008	2007
Net cash provided by (used in) operating activities	$2.6	$42.0
Net cash used in investing activities	$(105.7)	$(78.1)
Net cash provided by financing activities	$111.6	$35.1

Cash flows from operating activities decreased from the prior year period due to increased working capital levels. Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern will continue for the remainder of 2008.

Cash flows used in investing activities increased in the 2008 period due to increased capital expenditures, especially related to our corporate building, and the lack of $6.6 million of proceeds from the sale of land and depreciable assets related to the non-recurring sale of vacant land that occurred in 2007. Investing activities this year also increased due a $6 million loan made to a third party related to the agreement to invest in a chrome mine in South Africa and to additional investments in joint-ventures, namely a $6.6 million investment made into a group of Russian bentonite companies. Excluding our potential purchase of a chrome sand mine in South Africa and our corporate building, capital expenditures for 2008 are estimated to be in the range of $45 million to $55 million.

In May 2008, we paid approximately $40.9 million for PRT, a business that provides coiled tubing services to on and offshore oil and gas drilling operations. In 2007, we paid approximately $38.8 million for acquisitions, primarily the Liquid Boot Technologies, Bensan A.S, and Microsponge® operations.

Cash flows provided by financing activities increased in the 2008 period as we required more external debt funding to support our working capital and investing activities. Year-to-date dividends increased in 2008 to $0.50 per share from $0.44 per share in the prior year’s comparable period. We repurchased 80 thousand shares of our common stock in the current year period at an average price of $25.45 per share; as of October 31, 2008, we have $6.6 million of funds available to repurchase shares under a program which expires on November 10, 2008.

Financial Position	As at
($ in millions)	September 30,	December 31,
	2008	2007
Working capital	$280.1	$202.5
Goodwill & intangible assets	$127.2	$101.1
Total assets	$828.9	$652.1

Long-term debt	$287.6	$164.2
Other long-term obligations	$35.9	$33.5
Stockholders' equity	$382.1	$352.3

Working capital at September 30, 2008, increased over the amount at December 31, 2007 due to loans made to a third party as mentioned earlier and an increase in other working capital items, such as inventories and accounts receivable, commensurate with our increase in sales. Given the seasonality of our environmental business and the project nature of some of our services provided in the oilfield services segment, working capital levels typically increase in the second and third quarters of the year. Our current ratio was 3.3-to-1 and 3.0-to-1 at September 30, 2008, and December 31, 2007, respectively.

Long-term debt increased due to increased financing needs for working capital requirements and other investing activities. Consequently, long-term debt relative to total capitalization rose to 42.9% at September 30, 2008, compared with 31.8% at December 31, 2007. Before considering funding needed for our potential purchase of a chrome sand mine in South Africa, we have approximately $45.0 million of borrowing capacity available from our revolving credit facility at September 30, 2008. We are in compliance with financial covenants related to the revolving credit facility as of September 30, 2008.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2007 other than those discussed in Part 1, Item 2 of this report.

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

PART II - OTHER INFORMATION

Item 1A: Risk Factors

Information regarding risk factors appears in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. Except as discussed previously in our Management’s Discussion and Analysis section of this report, there have been no material changes from the risk factors disclosed therein.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In 2006, the Board of Directors announced a program to repurchase up to $15 million of our outstanding stock; this authorization expires November 10, 2008. The table below illustrates our stock repurchases in 2008 and the amount remaining under this program:

	Total Number of		Maximum Value of
	Shares Repurchased	Average	Shares that May Yet Be
	as Part of the Stock	Price Paid	Repurchased Under the
2008	Repurchase Program	Per Share	Program
Balance at the beginning of the year			$8,593,575
Activity in 2008 calendar month of:
January	60,000	$25.35	$7,072,792
February	20,000	$25.77	$6,557,434
March	-	$-	$6,557,434
April	-	$-	$6,557,434
May	-	$-	$6,557,434
June	-	$-	$6,557,434
July	-	$-	$6,557,434
August	-	$-	$6,557,434
September	-	$-	$6,557,434

	80,000	$25.45	$6,557,434

Item 6: Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	November 10, 2008	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Date:	November 10, 2008	/s/ Donald W. Pearson
Donald W. Pearson Vice President and Chief Financial Office r

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.