Form 10-Q/A
period 2008-06-30
AMCOL INTERNATIONAL CORP
filed 2009-03-13
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                June 30, 2008
 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to___________________________________________________

Commission file number                                                          0-15661

AMCOL INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, Illinois	60192
(Address of principal executive offices)	(Zip Code)

(847) 851-1500

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

AMCOL International Corporation

Quarterly Report on Form 10-Q/A

For the Quarter Ended June 30, 2008

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 in order to reflect the restatement of our unaudited consolidated financial statements and amendments to related disclosures, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As previously reported in our Form 8-K filed with the Securities and Exchange Commission on January 29, 2009 (the Form 8-K), this restatement is required to properly account for the value of derivative instruments held by Ashapura Minechem Limited, a publicly traded Indian company in which we hold a 21% interest accounted for using the equity method of accounting (Ashapura).  Note 2 of this Form 10-Q/A discloses previously reported results as well as the restated results in our unaudited condensed financial statements for the three month and six month periods ended June 30, 2008.

 In addition, Item 6 of Part II has been updated to contain current certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes–Oxley Act of 2002.

Except as described above and as otherwise required to reflect the effects of the restatement, we have not modified or updated other disclosures presented in the original report on Form 10-Q.  Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q on August 8, 2008.

AMCOL INTERNATIONAL CORPORATION

INDEX

		Page No.
Part I - Financial Information

Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets –
	June 30, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Operations –
	three and six months ended June 30, 2008 and 2007	6

	Condensed Consolidated Statements of Comprehensive Income –
	three and six months ended June 30, 2008 and 2007	7

	Condensed Consolidated Statements of Cash Flows –
	six months ended June 30, 2008 and 2007	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	24

Part II - Other Information

Item 1A:	Risk Factors	41

Item 6:	Exhibits	41

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1.  Financial Statements

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
	(Restated)
	(Note 2)	*
Current assets:
Cash and cash equivalents	$21,982	$25,282
Accounts receivable, net	212,999	166,835
Inventories	109,642	91,367
Prepaid expenses	13,279	13,529
Deferred income taxes	5,035	4,374
Income tax receivable	-	2,768
Other	7,341	475
Total current assets	370,278	304,630

Investment in and advances to affiliates and joint ventures	57,909	49,309

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	21,594	21,394
Depreciable assets	403,682	352,100
	425,276	373,494
Less: accumulated depreciation and depletion	210,258	196,904
	215,018	176,590
Other assets:
Goodwill	75,153	59,840
Intangible assets, net	55,247	41,257
Deferred income taxes	6,701	5,513
Other assets	16,386	15,007
	153,487	121,617
	$796,692	$652,146

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)
	(Restated)
	(Note 2)	*
Current liabilities:
Accounts payable	$54,580	$44,274
Accrued liabilities	65,401	57,833
Total current liabilities	119,981	102,107

Long-term debt	249,541	164,232
Long-term debt - corporate building	11,081	-
Total long-term debt	260,622	164,232

Minority interests in subsidiaries	3,208	327
Pension liabilities	9,302	7,559
Other liabilities	25,525	25,598
	38,035	33,484
Stockholders’ equity:
Common stock	320	320
Additional paid in capital	84,791	81,599
Retained earnings	271,948	258,164
Accumulated other comprehensive income	39,849	33,248
	396,908	373,331
Less:
Treasury stock	18,854	21,008
	378,054	352,323
	$796,692	$652,146

*Condensed from audited financial statements.
  The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
	(Note 2)		(Note 2)

Net sales	$425,256	$346,182	$233,847	$182,454
Cost of sales	316,246	252,892	171,187	132,663
Gross profit	109,010	93,290	62,660	49,791
General, selling and administrative expenses	72,847	59,459	39,209	30,654
Operating profit	36,163	33,831	23,451	19,137
Other income (expense):
Interest expense, net	(5,238)	(4,097)	(2,837)	(2,155)
Other, net	288	(170)	523	(3)
	(4,950)	(4,267)	(2,314)	(2,158)
Income before income taxes and income (loss) from affiliates and joint ventures	31,213	29,564	21,137	16,979
Income tax expense	8,383	7,501	5,666	4,190
Income before income (loss) from affiliates and joint ventures	22,830	22,063	15,471	12,789
Income (loss) from affiliates and joint ventures	625	4,032	(637)	2,466
Income from continuing operations	23,455	26,095	14,834	15,255

Income (loss) from discontinued operations, net of tax	-	(286)	-	(286)
Net income	$23,455	$25,809	$14,834	$14,969

Weighted average common shares outstanding	30,336	30,154	30,413	30,155
Weighted average common and common equivalent shares outstanding	30,938	30,951	30,993	30,879

Basic earnings per share:
Continuing operations	$0.77	$0.87	$0.49	$0.51
Discontinued operations	-	(0.01)	-	(0.01)
Basic earnings per share	$0.77	$0.86	$0.49	$0.50

Diluted earnings per share:
Continuing operations	$0.76	$0.84	$0.48	$0.49
Discontinued operations	-	(0.01)	-	(0.01)
Diluted earnings per share	$0.76	$0.83	$0.48	$0.48
Dividends declared per share	$0.32	$0.28	$0.16	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
	(Note 2)		(Note 2)
Net income	$23,455	$25,809	$14,834	$14,969
Other comprehensive income (loss):
Foreign currency translation adjustment	6,674	4,567	1,435	3,162
Unrealized gain (loss) on interest rate swap agreement	(3)	-	2,109	-
Other	(70)	140	(663)	55
Comprehensive income	$30,056	$30,516	$17,715	$18,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Restated)
	(Note 2)
Cash flow from operating activities:
Net income	$23,455	$25,809
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	15,747	13,805
Other non-cash charges	(181)	(4,893)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(53,864)	(22,625)
Decrease (increase) in noncurrent assets	(650)	(1,582)
Increase (decrease) in current liabilities	12,065	7,289
Increase (decrease) in noncurrent liabilities	1,416	7,783
Net cash provided by (used in) operating activities	(2,012)	25,586
Cash flow from investing activities:
Capital expenditures	(23,313)	(21,000)
Capital expenditures - corporate building	(6,273)	(906)
Acquisitions, net of cash	(42,257)	(38,393)
Investments in and advances to affiliates and joint ventures	(9,715)	(4,191)
Investments in restricted cash	(1,908)	(816)
Other	(5,290)	2,425
Net cash used in investing activities	(88,756)	(62,881)
Cash flow from financing activities:
Net change in outstanding debt	84,820	55,564
Net change in outstanding debt - corporate building	11,081	-
Proceeds from sales of treasury stock	1,272	1,283
Purchases of treasury stock	(2,062)	(6,115)
Dividends	(9,671)	(8,393)
Excess tax benefits from stock-based compensation	913	927
Net cash provided by financing activities	86,353	43,266
Effect of foreign currency rate changes on cash	1,115	1,396
Net increase (decrease) in cash and cash equivalents	(3,300)	7,367
Cash and cash equivalents at beginning of period	25,282	17,805
Cash and cash equivalents at end of period	$21,982	$25,172

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

Further discussion of segment information is included in Note 5, “Business Segment Information.”

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Note 2:              RESTATEMENT

Our condensed financial statements as of and for the six and three month periods ended June 30, 2008 have been restated to correct an error relating to the fair value of derivative instruments held by Ashapura Minechem Limited, a publicly traded Indian company (Ashapura). We hold a 21% interest in Ashapura and account for this investment using the equity method of accounting. Historically, Ashapura has entered into a variety of derivative contracts to hedge foreign currency exposure on its receivables and payables. These derivative contracts primarily relate to the conversion of currencies between the United States Dollar (USD) and the Indian Rupee. Unlike Indian accounting principles, US GAAP requires that we record the fair value of these derivative contracts in our balance sheet as of the end of each reporting period and record the changes in such fair values in our statement of operations.  In the course of preparing our financial statements for the year ended December 31, 2008, we discovered that we have not included some of Ashapura’s derivative contracts in the fair value calculations and have not correctly computed the fair value of their other derivative contracts.

The adjustment to correct the error, which is a non-cash charge, had the effect of decreasing Income from affiliated and joint ventures by $3,018 for the six and three month periods ended June 30, 2008, increasing Accumulated other comprehensive income by $29, decreasing Investment in and advances to affiliates and joint ventures by $4,615, and increasing long term Deferred income tax assets by $1,626 for the period ended June 30, 2008.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The adjustment previously discussed affects the condensed consolidated balance sheet at June 30, 2008 as illustrated below:

	June 30, 2008
	(unaudited)
ASSETS
	As Previously
	Reported	Adjustment	As Restated
Current assets:
Cash and cash equivalents	$21,982		$21,982
Accounts receivable, net	212,999		212,999
Inventories	109,642		109,642
Prepaid expenses	13,279		13,279
Deferred income taxes	5,035		5,035
Income tax receivable	-		-
Other	7,341		7,341
Total current assets	370,278	-	370,278

Investment in and advances to affiliates and joint ventures	62,524	(4,615)	57,909

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	21,594		21,594
Depreciable assets	403,682		403,682
	425,276	-	425,276
Less: accumulated depreciation and depletion	210,258		210,258
	215,018	-	215,018
Other assets:
Goodwill	75,153		75,153
Intangible assets, net	55,247		55,247
Deferred income taxes	5,075	1,626	6,701
Other assets	16,386		16,386
	151,861	1,626	153,487
	$799,681	$(2,989)	$796,692

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
	As Previously
	Reported	Adjustment	As Restated
Current liabilities:
Accounts payable	$54,580		$54,580
Accrued liabilities	65,401		65,401
Total current liabilities	119,981	-	119,981

Long-term debt	249,541		249,541
Long-term debt - corporate building	11,081		11,081
Total long-term debt	260,622	-	260,622

Minority interests in subsidiaries	3,208		3,208
Pension liabilities	9,302		9,302
Other liabilities	25,525		25,525
	38,035	-	38,035
Stockholders’ equity:
Common stock	320		320
Additional paid in capital	84,791		84,791
Retained earnings	274,966	(3,018)	271,948
Accumulated other comprehensive income	39,820	29	39,849
	399,897	(2,989)	396,908
Less:
Treasury stock	18,854		18,854
	381,043	(2,989)	378,054
	$799,681	$(2,989)	$796,692

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The adjustment discussed previously also affects the condensed consolidated statement of operations for the six and three month periods ended June 30, 2008 as illustrated below:

	Six Months Ended
	June 30, 2008
	As Previously
	Reported	Adjustment	As Restated
Net sales	$425,256		$425,256
Cost of sales	316,246		316,246
Gross profit	109,010	-	109,010
General, selling and administrative expenses	72,847		72,847
Operating profit	36,163	-	36,163
Other income (expense):
Interest expense, net	(5,238)		(5,238)
Other, net	288		288
	(4,950)	-	(4,950)
Income before income taxes and income from affiliates and joint ventures	31,213		31,213
Income tax expense	8,383		8,383
Income before income from affiliates and joint ventures	22,830	-	22,830
Income from affiliates and joint ventures	3,643	(3,018)	625
Income from continuing operations	26,473	(3,018)	23,455

Income (loss) from discontinued operations, net of tax	-		-
Net income	$26,473	$(3,018)	$23,455

Weighted average common shares outstanding	30,336		30,336
Weighted average common and common equivalent shares outstanding	30,938		30,938

Basic earnings per share:
Continuing operations	$0.87		$0.77
Discontinued operations	-		-
Basic earnings per share	$0.87		$0.77

Diluted earnings per share:
Continuing operations	$0.86		$0.76
Discontinued operations	-		-
Diluted earnings per share	$0.86		$0.76
Dividends declared per share	$0.32		$0.32

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	June 30, 2008
	As Previously
	Reported	Adjustment	As Restated

Net sales	$233,847		$233,847
Cost of sales	171,187		171,187
Gross profit	62,660	-	62,660
General, selling and administrative expenses	39,209		39,209
Operating profit	23,451	-	23,451
Other income (expense):
Interest expense, net	(2,837)		(2,837)
Other, net	523		523
	(2,314)	-	(2,314)
Income before income taxes and income (loss) from affiliates and joint ventures	21,137		21,137
Income tax expense	5,666		5,666
Income before income (loss) from affiliates and joint ventures	15,471	-	15,471
Income (loss) from affiliates and joint ventures	2,381	(3,018)	(637)
Income from continuing operations	17,852	(3,018)	14,834

Income (loss) from discontinued operations, net of tax	-		-

Net income	$17,852	$(3,018)	$14,834

Weighted average common shares outstanding	30,413		30,413
Weighted average common and common equivalent shares outstanding	30,993		30,993

Basic earnings per share:
Continuing operations	$0.59		$0.49
Discontinued operations	-		-
Basic earnings per share	$0.59		$0.49

Diluted earnings per share:
Continuing operations	$0.58		$0.48
Discontinued operations	-		-
Diluted earnings per share	$0.58		$0.48

Dividends declared per share	$0.16		$0.16

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The effect of the adjustment previously discussed in this Note 2 on the condensed consolidated statement of comprehensive income for the six and three month periods ended June 30, 2008, when compared to the amounts originally reported, is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2008	2008	2008
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
		(Note 2)		(Note 2)
Net income	$26,473	$23,455	$17,852	$14,834
Other comprehensive income (loss):
Foreign currency translation adjustment	6,645	6,674	1,406	1,435
Unrealized gain (loss) on interest rate swap agreement	(3)	(3)	2,109	2,109
Other	(70)	(70)	(663)	(663)
Comprehensive income	$33,045	$30,056	$20,704	$17,715

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The effect of the adjustment previously discussed in this Note 2 on the condensed consolidated statement of cash flows for the six month period ended June 30, 2008, when compared to the amounts originally reported, is as follows:

	Six Months Ended
	June 30,
	2008	2008
	As Reported	(As Restated)
		(Note 2)
Cash flow from operating activities:
Net income	$26,473	$23,455
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	15,747	15,747
Other non-cash charges	(3,199)	(181)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(53,864)	(53,864)
Decrease (increase) in noncurrent assets	(650)	(650)
Increase (decrease) in current liabilities	12,065	12,065
Increase (decrease) in noncurrent liabilities	1,416	1,416
Net cash provided by (used in) operating activities	(2,012)	(2,012)
Cash flow from investing activities:
Capital expenditures	(23,313)	(23,313)
Capital expenditures - corporate building	(6,273)	(6,273)
Acquisitions, net of cash	(42,257)	(42,257)
Investments in and advances to affiliates and joint ventures	(9,715)	(9,715)
Investments in restricted cash	(1,908)	(1,908)
Other	(5,290)	(5,290)
Net cash used in investing activities	(88,756)	(88,756)
Cash flow from financing activities:
Net change in outstanding debt	84,820	84,820
Net change in outstanding debt - corporate building	11,081	11,081
Proceeds from sales of treasury stock	1,272	1,272
Purchases of treasury stock	(2,062)	(2,062)
Dividends	(9,671)	(9,671)
Excess tax benefits from stock-based compensation	913	913
Net cash provided by financing activities	86,353	86,353
Effect of foreign currency rate changes on cash	1,115	1,115
Net increase (decrease) in cash and cash equivalents	(3,300)	(3,300)
Cash and cash equivalents at beginning of period	25,282	25,282
Cash and cash equivalents at end of period	$21,982	$21,982

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	30,336,315	30,154,043	30,412,832	30,155,216
Dilutive impact of stock options	602,087	796,962	580,598	723,851
Weighted average number of common and common equivalent shares outstanding for the period	30,938,402	30,951,005	30,993,430	30,879,067
Number of common shares outstanding at the end of the period	30,380,915	29,937,103	30,380,915	29,937,103

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	640,207	268,875	18,333	657,309

Note 4:         ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at June 30, 2008 and December 31, 2007 are comprised of the following components:

	June 30, 2008	December 31, 2007
Crude stockpile inventories	$37,100	$25,601
In-process and finished goods inventories	43,283	39,473
Other raw material, container, and supplies inventories	29,259	26,293
	$109,642	$91,367

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

Note 5:         BUSINESS SEGMENT INFORMATION

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

The following summaries set forth certain financial information by business segment:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales:
Minerals	$206,347	$171,526	$107,003	$85,713
Environmental	136,260	113,806	78,041	65,108
Oilfield services	61,798	44,994	37,655	23,030
Transportation	31,233	24,273	16,883	13,380
Intersegment shipping	(10,382)	(8,417)	(5,735)	(4,777)
Total	$425,256	$346,182	$233,847	$182,454

Operating profit (loss):
Minerals	$16,207	$17,571	$8,520	$8,314
Environmental	18,226	16,178	12,255	9,935
Oilfield services	12,697	8,090	8,748	4,924
Transportation	1,613	1,272	833	732
Corporate	(12,580)	(9,280)	(6,905)	(4,768)
Total	$36,163	$33,831	$23,451	$19,137

	As of June 30, 2008 (Restated) (Note 2)	As of Dec. 31, 2007
Assets:
Minerals	$361,708	$319,921
Environmental	216,550	184,992
Oilfield services	153,907	95,866
Transportation	4,749	3,807
Corporate	59,778	47,560
Total	$796,692	$652,146

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

Note 6:         EMPLOYEE BENEFIT PLANS

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

Note 8:         ACQUISITIONS

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

Note 9:         DEBT

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

Note 10:       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

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

Note 11:       SALE-LEASEBACK TRANSACTION

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

Note 12:       CONTINGENCIES

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

Three months ended June 30, 2008 vs. June 30, 2007

Consolidated Review

The following table compares our operating results for the quarters ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,
Consolidated	2008 (Restated) (Note 2)	2007	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$233,847	$182,454	28.2%
Cost of sales	171,187	132,663
Gross profit	62,660	49,791	25.8%
margin %	26.8%	27.3%
General, selling and administrative expenses	39,209	30,654	27.9%
Operating profit	23,451	19,137	22.5%
margin %	10.0%	10.5%
Other income (expense):
Interest expense, net	(2,837)	(2,155)	31.6%
Other, net	523	(3)	*
	(2,314)	(2,158)

Income before income taxes and income (loss) from affiliates and joint ventures	21,137	16,979
Income tax expense	5,666	4,190	35.2%
effective tax rate	26.8%	24.7%

Income before income (loss) from affiliates and joint ventures	15,471	12,789
Income (loss) from affiliates and joint ventures	(637)	2,466	-125.8%
Income from continuing operations	14,834	15,255

Gain (loss) on disposal of discontinued operations	-	(286)	-100.0%

Net income	$14,834	$14,969	-0.9%

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

In addition, the following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	32.2%	7.0%	6.6%	45.8%
Environmental	17.1%	13.9%	2.4%	33.4%
Oilfield services	13.1%	2.4%	0.6%	16.1%
Transportation	4.8%	0.0%	0.0%	4.8%
Total - current year’s period	67.1%	23.3%	9.6%	100.0%
Total from prior year’s comparable period	70.3%	22.1%	7.6%	100.0%

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

Income (loss) from affiliates & joint ventures:

Our investment in Ashapura gave rise to the loss from affiliates and joint ventures due to the significant loss in fair value of derivative instruments held by them.  See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.

Net income:

The decrease in current-period net income results largely from the increase in operating profits previously discussed offset by the loss from affiliates and joint ventures.

Diluted earnings per share:

Earnings per share decreased commensurately with the decrease in net income.  The weighted average common and common shares outstanding increased by 0.1 million shares.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Three Months Ended June 30,
Minerals	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Net sales	$107,003	100.0%	$85,713	100.0%	$21,290	24.8%
Cost of sales	88,659	82.9%	69,381	80.9%	2,012	12.3%
Gross profit	18,344	17.1%	16,332	19.1%
General, selling and administrative expenses	9,824	9.2%	8,018	9.4%	1,806	22.5%
Operating profit	8,520	7.9%	8,314	9.7%	206	2.5%

	Three Months Ended June 30,
Minerals Product Line Sales	2008	2007	% change
	(Dollars in Thousands)
Metalcasting	$44,709	$37,283	19.9%
Specialty materials	27,328	20,031	36.4%
Pet products	19,179	15,593	23.0%
Basic minerals	13,317	11,636	14.4%
Other product lines	2,470	1,170	*
Total	107,003	85,713
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

Six months ended June 30, 2008 vs. June 30, 2007

Consolidated Review

The following table compares our year-to-date operating results for the period ended June 30, 2008 and June 30, 2007:

	Six Months Ended June 30,
	2008
	(Restated)	2007	2008 vs. 2007
Consolidated	(Note 2)
	(Dollars in Thousands)
Net sales	$425,256	$346,182	22.8%
Cost of sales	316,246	252,892
Gros s profit	109,010	93,290	16.9%
margin %	25.6%	26.9%
General, selling and administrative expenses	72,847	59,459	22.5%
Operating profit	36,163	33,831	6.9%
margin %	8.5%	9.8%
Other income (expense):
Interest expense, net	(5,238)	(4,097)	27.8%
Other, net	288	(170)	-269.4%
	(4,950)	(4,267)

Income before income taxes and income from affiliates and joint ventures	31,213	29,564
Income tax expense	8,383	7,501	11.8%
effective tax rate	26.9%	25.4%

Income before income from affiliates and joint ventures	22,830	22,063
Income from affiliates and joint ventures	625	4,032	-84.5%
Income from continuing operations	23,455	26,095

Gain (loss) on disposal of discontinued operations	-	(286)	-100.0%
Net income	$23,455	$25,809

The following table details our consolidated sales growth components over the prior year’s comparable period:

	Base Business	Acquisitions	Foreign Exchange	Total
Minerals	7.0%	2.3%	0.8%	10.1%
Environmental	3.6%	0.9%	2.0%	6.5%
Oilfield services	3.8%	1.0%	0.0%	4.9%
Transportation	1.4%	0%	0.0%	1.4%
Total	15.8%	4.2%	2.8%	22.9%
% of growth	69.4%	18.4%	12.2%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas, EMEA, and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	34.5%	7.1%	7.0%	48.6%
Environmental	16.2%	13.8%	2.0%	32.0%
Oilfield services	12.0%	2.0%	0.5%	14.5%
Transportation	4.9%	0.0%	0.0%	4.9%
Total - current year’s period	67.6%	22.9%	9.5%	100.0%
Total from prior year's comparable period	69.4%	22.6%	8.0%	100.0%

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

Income (loss) from affiliates & joint ventures:

In the current period, we earned significantly less from our equity investees than in the prior year due to the significant loss in fair value of derivative instruments held by Ashapura.  See Note 2 of Notes to Condensed Consolidated Financial Statements for more information.

Net income:

The decrease in current-period net income results largely from the increase in operating profits previously discussed offset by decrease in income from Ashapura, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

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

Operating margin decreased due to decreased gross margins and increased GS&A expenses as previously discussed.

Environmental Segment

	Six Months Ended June 30,
Environmental	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Ne t sales	$136,260	100.0%	$113,806	100.0%	$22,454	19.7%
Cost of sales	89,963	66.0%	73,684	64.7%
Gross profit	46,297	34.0%	40,122	35.3%	6,175	15.4%
General, selling and administrative expenses	28,071	20.6%	23,944	21.0%	4,127	17.2%
Operating profit	18,226	13.4%	16,178	14.3%	2,048	12.7%

	Six Months Ended June 30,
	2008	2007	% change
Environmental Product Line Sales	(Dollars in Thousands)
Lining technologies	$80,947	$63,745	27.0%
Building materials	42,853	39,445	8.6%
Other product lines	12,460	10,616	*
Total	136,260	113,806
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

Oilfield Services Segment

	Six Months Ended June 30,
	2008		2007		2008 vs. 2007
Oilfield Services	(Dollars in Thousands)
Net sales	$61,798	100.0%	$44,994	100.0%	$16,804	37.3%
Cost of sales	37,345	60.4%	27,737	61.6%
Gross profit	24,453	39.6%	17,257	38.4%	7,196	41.7%
General, selling and administrative expenses	11,756	19.0%	9,167	20.4%	2,589	28.2%
Operating profit	12,697	20.6%	8,090	18.0%	4,607	56.9%

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

Corporate Segment

	Six Months Ended June 30,
Corporate	2008	2007	2008 vs. 2007
	(Dollars in Thousands)
Intersegment shipping sales	$(10,382)	$(8,417)	(1,965)
Intersegment shipping costs	(10,382)	(8,417)
Gross profit	-	-	-
General, selling and administrative expenses	12,580	9,280	3,300	35.6%
Operating loss	12,580	9,280	3,300	35.6%

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

Cash Flows	Six Months Ended June 30,
($ in millions)	2008	2007
Net cash provided by (used in) operating activities	$(2.0)	$25.6
Net cash used in investing activities	$(88.8)	$(62.9)
Net cash provided by financing activities	$86.4	$43.3

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

	As at
Financial Position ($ in millions)	June 30, 2008 (Restated) (Note 2)	December 31, 2007
Working capital	$250.3	$202.5
Goodwill & intangible assets	$130.4	$101.1
Total assets	$796.7	$652.1

Long-term debt	$260.6	$164.2
Other long-term obligations	$38.0	$33.5
Stockholders’ equity	$378.1	$352.3

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

Long-term debt increased due to increased financing needs for working capital requirements and other investing activities.  Consequently, long-term debt relative to total capitalization rose to 40.8% at June 30, 2008, compared with 31.8% at December 31, 2007.  We have approximately $69.4 million of borrowing capacity available from our revolving credit facility at June 30, 2008.  We are in compliance with financial covenants related to the revolving credit facility as of June 30, 2008.

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
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date: March 13, 2009	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Date: March 13, 2009	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.