Form 10-Q/A
period 2008-09-30
AMCOL INTERNATIONAL CORP
filed 2009-03-13
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _________________________________________________

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

AMCOL International Corporation

Quarterly Report on Form 10-Q/A

For the Quarter Ended September 30, 2008

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 in order to reflect the restatement of our unaudited consolidated financial statements and amendments to related disclosures, including Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As previously reported in our Form 8-K filed with the Securities and Exchange Commission on January 29, 2009 (the Form 8-K), this restatement is required to properly account for the value of derivative instruments held by Ashapura Minechem Limited, a publicly traded Indian company in which we hold a 21% interest accounted for using the equity method of accounting (Ashapura).  Note 2 of this Form 10-Q/A discloses previously reported results as well as the restated results in our unaudited condensed financial statements for the nine and three month periods ended September 30, 2008.

In addition, Item 6 of Part II has been updated to contain current certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above and as otherwise required to reflect the effects of the restatement, we have not modified or updated other disclosures presented in the original report on Form 10-Q.  Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q on November 10, 2008.

AMCOL INTERNATIONAL CORPORATION

INDEX

		Page No.
Part I - Financial Information

Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets –
	September 30, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Operations –
	three and nine months ended September 30, 2008 and 2007	6

	Condensed Consolidated Statements of Comprehensive Income –
	three and nine months ended September 30, 2008 and 2007	7

	Condensed Consolidated Statements of Cash Flows –
	nine months ended September 30, 2008 and 2007	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	25

Part II - Other Information

Item 6:	Exhibits	43

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1.  Financial Statements

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Restated)
ASSETS	(Note 2)	*
Current assets:
Cash and cash equivalents	$33,646	$25,282
Accounts receivable, net	224,854	166,835
Inventories	116,898	91,367
Prepaid expenses	15,088	13,529
Deferred income taxes	5,589	4,374
Income tax receivable	-	2,768
Other	7,345	475
Total current assets	403,420	304,630

Investment in and advances to affiliates and joint ventures	41,391	49,309

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	20,807	21,394
Depreciable assets	406,707	352,100

	427,514	373,494
Less: accumulated depreciation and depletion	212,436	196,904
	215,078	176,590
Other assets:
Goodwill	73,700	59,840
Intangible assets, net	53,456	41,257
Deferred income taxes	7,775	5,513
Other assets	15,093	15,007
	150,024	121,617
	$809,913	$652,146

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY	(Note 2)	*
Current liabilities:
Accounts payable	$55,779	$44,274
Accrued liabilities	67,537	57,833
Total current liabilities	123,316	102,107

Long-term debt	266,926	164,232
Long-term debt - corporate building	20,692	-
Total long-term debt	287,618	164,232

Minority interests in subsidiaries	1,513	327
Pension liabilities	9,649	9,576
Deferred compensation	7,640	7,559
Other liabilities	17,087	16,022
	35,889	33,484
Stockholders’ equity:
Common stock	320	320
Additional paid in capital	85,672	81,599
Retained earnings	268,398	258,164
Accumulated other comprehensive income	27,175	33,248
	381,565	373,331
Less:
Treasury stock	18,475	21,008
	363,090	352,323
	$809,913	$652,146

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008 (Restated) (Note 2)	2007	2008 (Restated) (Note 2)	2007

Net sales	$678,304	$549,780	$253,048	$203,598
Cost of sales	505,727	402,190	189,481	149,298
Gross profit	172,577	147,590	63,567	54,300
General, selling and administrative expenses	109,061	87,756	36,214	28,297
Operating profit	63,516	59,834	27,353	26,003
Other income (expense):
Interest expense, net	(8,642)	(6,506)	(3,404)	(2,409)
Other, net	(1,475)	(1,000)	(1,763)	(830)
	(10,117)	(7,506)	(5,167)	(3,239)
Income before income taxes and income (loss) from affiliates and joint ventures	53,399	52,328	22,186	22,764
Income tax expense	13,950	12,205	5,567	4,704
Income before income (loss) from affiliates and joint ventures	39,449	40,123	16,619	18,060
Income (loss) from affiliates and joint ventures	(14,072)	6,118	(14,697)	2,086
Income from continuing operations	25,377	46,241	1,922	20,146

Income (loss) from discontinued operations, net of tax	-	(286)	-	-

Net income	$25,377	$45,955	$1,922	$20,146

Weighted average common shares outstanding	30,405	30,146	30,540	30,130
Weighted average common and common equivalent shares outstanding	30,993	30,934	31,129	30,887

Basic earnings per share:
Continuing operations	$0.83	$1.53	$0.06	$0.67
Discontinued operations	-	(0.01)	-	-
Basic earnings per share	$0.83	$1.52	$0.06	$0.67

Diluted earnings per share:
Continuing operations	$0.82	$1.49	$0.06	$0.65
Discontinued operations	-	(0.01)	-	-
Diluted earnings per share	$0.82	$1.48	$0.06	$0.65

Dividends declared per share	$0.50	$0.44	$0.18	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Restated)		(Restated)
	(Note 2)		(Note 2)
Net income	$25,377	$45,955	$1,922	$20,146
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,782)	9,737	(12,456)	5,170
Unrealized gain (loss) on interest rate swap agreement	(278)	-	(275)	-
Other	(13)	172	57	32
Comprehensive income (loss)	$19,304	$55,864	$(10,752)	$25,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Restated)
	(Note 2)
Cash flow from operating activities:
Net income	$25,377	$45,955
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	24,872	21,688
Undistributed (earnings) losses from affiliates and joint ventures	14,808	(5,916)
Other non-cash charges	2,409	(3,186)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(86,237)	(44,716)
Decrease (increase) in noncurrent assets	496	(1,620)
Increase (decrease) in current liabilities	20,116	23,435
Increase (decrease) in noncurrent liabilities	788	6,382
Net cash provided by (used in) operating activities	2,629	42,022
Cash flow from investing activities:
Capital expenditures	(29,686)	(36,319)
Capital expenditures - corporate building	(14,273)	(1,258)
Acquisitions, net of cash	(42,549)	(38,783)
Investments in and advances to affiliates and joint ventures	(10,993)	(7,369)
Advances to non-affiliates	(6,000)	-
Proceeds from sale of land and depreciable assets	772	6,636
Investments in restricted cash	(1,796)	(856)
Other	(1,169)	(173)
Net cash used in investing activities	(105,694)	(78,122)
Cash flow from financing activities:
Net change in outstanding debt	105,495	50,368
Net change in outstanding debt - corporate building	20,692	-
Proceeds from sales of treasury stock	1,550	2,574
Purchases of treasury stock	(2,062)	(6,115)
Dividends	(15,143)	(13,194)
Excess tax benefits from stock-based compensation	1,087	1,463
Net cash provided by financing activities	111,619	35,096
Effect of foreign currency rate changes on cash	(190)	3,972
Net increase (decrease) in cash and cash equivalents	8,364	2,968
Cash and cash equivalents at beginning of period	25,282	17,805
Cash and cash equivalents at end of period	$33,646	$20,773

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

Note 2:	RESTATEMENT

Our condensed financial statements as of and for the nine and three month periods ended September 30, 2008 have been restated to correct an error relating to the fair value of derivative instruments held by Ashapura Minechem Limited, a publicly traded Indian company (Ashapura). We hold a 21% interest in Ashapura and account for this investment using the equity method of accounting. Historically, Ashapura has entered into a variety of derivative contracts to hedge foreign currency exposure on its receivables and payables. These derivative contracts primarily relate to the conversion of currencies between the United States Dollar (USD) and the Indian Rupee. Unlike Indian accounting principles, US GAAP requires that we record the fair value of these derivative contracts in our balance sheet as of the end of each reporting period and record the changes in such fair values in our statement of operations. In the course of preparing our financial statements for the year ended December 31, 2008, we discovered that we have not included some of Ashapura’s derivative contracts in the fair value calculations and have not correctly computed the fair value of their other derivative contracts.

The adjustment to correct the error, which is a non-cash charge, had the effect of decreasing Income from affiliates and joint ventures by $19,686 and $16,668 for the nine and three month periods ended September 30, 2008 respectively, and increasing Accumulated other comprehensive income by $657, decreasing Investment in and advances to affiliates and joint ventures by $22,277, and increasing long term Deferred income tax assets by $3,248 as of September 30, 2008.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The adjustment previously discussed affects the condensed consolidated balance sheet at September 30, 2008 as illustrated below:

	September 30, 2008
ASSETS	As Previously Reported	Adjustment	As Restated
Current assets:
Cash and cash equivalents	$33,646		$33,646
Accounts receivable, net	224,854		224,854
Inventories	116,898		116,898
Prepaid expenses	15,088		15,088
Deferred income taxes	5,589		5,589
Income tax receivable	-		-
Other	7,345		7,345
Total current assets	403,420	-	403,420

Investment in and advances to affiliates and joint ventures	63,668	(22,277)	41,391

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	20,807		20,807
Depreciable assets	406,707		406,707
	427,514	-	427,514
Less: accumulated depreciation and depletion	212,436		212,436
	215,078	-	215,078
Other assets:
Goodwill	73,700		73,700
Intangible assets, net	53,456		53,456
Deferred income taxes	4,527	3,248	7,775
Other assets	15,093		15,093
	146,776	3,248	150,024
	$828,942	$(19,029)	$809,913

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2008
	As Previously
LIABILITIES AND STOCKHOLDERS' EQUITY	Reported	Adjustment	As Restated
Current liabilities:
Accounts payable	$55,779		$55,779
Accrued liabilities	67,537		67,537
Total current liabilities	123,316	-	123,316

Long-term debt	266,926		266,926
Long-term debt - corporate building	20,692		20,692
Total long-term debt	287,618	-	287,618

Minority interests in subsidiaries	1,513		1,513
Pension liabilities	9,649		9,649
Deferred compensation	7,640		7,640
Other liabilities	17,087		17,087
	35,889	-	35,889
Stockholders’ equity:
Common stock	320		320
Additional paid in capital	85,672		85,672
Retained earnings	288,084	(19,686)	268,398
Accumulated other comprehensive income	26,518	657	27,175
	400,594	(19,029)	381,565
Less:
Treasury stock	18,475		18,475
	382,119	(19,029)	363,090
	$828,942	$(19,029)	$809,913

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The adjustment discussed previously also affects the condensed consolidated statement of operations for the nine and three month periods ended September 30, 2008 as illustrated below:

	Nine Months Ended
	September 30, 2008
	As Previously Reported		Adjustment	As Restated

Net sales	$678,304			$678,304
Cost of sales	505,727			505,727
Gross profit	172,577		-	172,577
General, selling and administrative expenses	109,061			109,061
Operating profit	63,516	-	-	63,516
Other income (expense):
Interest expense, net	(8,642)			(8,642)
Other, net	(1,475)			(1,475)
	(10,117)		-	(10,117)
Income before income taxes and income (loss) from affiliates and joint ventures	53,399			53,399
Income tax expense	13,950			13,950
Income before income (loss) from affiliates and joint ventures	39,449		-	39,449
Income (loss) from affiliates and joint ventures	5,614		(19,686)	(14,072)
Income from continuing operations	45,063		(19,686)	25,377

Income (loss) from discontinued operations, net of tax	-			-

Net income	$45,063		$(19,686)	$25,377

Weighted average common shares outstanding	30,405			30,405
Weighted average common and common equivalent shares outstanding	30,993			30,993

Basic earnings per share:
Continuing operations	$1.48			$0.83
Discontinued operations	-			-
Basic earnings per share	$1.48			$0.83

Diluted earnings per share:
Continuing operations	$1.45			$0.82
Discontinued operations	-			-
Diluted earnings per share	$1.45			$0.82

Dividends declared per share	$0.50			$0.50

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	September 30, 2008
	As Previously Reported	Adjustment	As Restated

Net sales	$253,048		$253,048
Cost of sales	189,481		189,481
Gross profit	63,567	-	63,567
General, selling and administrative expenses	36,214		36,214
Operating profit	27,353	-	27,353
Other income (expense):
Interest expense, net	(3,404)		(3,404)
Other, net	(1,763)		(1,763)
	(5,167)	-	(5,167)
Income before income taxes and income (loss) from affiliates and joint ventures	22,186	-	22,186
Income tax expense	5,567		5,567
Income before income (loss) from affiliates and joint ventures	16,619	-	16,619
Income (loss) from affiliates and joint ventures	1,971	(16,668)	(14,697)
Income from continuing operations	18,590	(16,668)	1,922

Income (loss) from discontinued operations, net of tax	-		-

Net income	$18,590	$(16,668)	$1,922

Weighted average common shares outstanding	30,540		30,540
Weighted average common and common equivalent shares outstanding	31,129		31,129

Basic earnings per share:
Continuing operations	$0.61		$0.06
Discontinued operations	-		-
Basic earnings per share	$0.61		$0.06

Diluted earnings per share:
Continuing operations	$0.60		$0.06
Discontinued operations	-		-
Diluted earnings per share	$0.60		$0.06

Dividends declared per share	$0.18		$0.18

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The effect of the adjustment previously discussed in this Note 2 on the condensed consolidated statement of comprehensive income for the nine and three month periods ended September 30, 2008, when compared to the amounts originally reported, is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2008	2008	2008
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
		(Note 2)		(Note 2)
Net income	$45,063	$25,377	$18,590	$1,922
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,439)	(5,782)	(13,084)	(12,456)
Unrealized gain (loss) on interest rate swap agreement	(278)	(278)	(275)	(275)
Other	(13)	(13)	57	57
Comprehensive income (loss)	$38,333	$19,304	$5,288	$(10,752)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The effect of the adjustment previously discussed in this Note 2 on the condensed consolidated statement of cash flows for the nine month period ended September 30, 2008, when compared to the amounts originally reported, is as follows:

	Nine Months Ended
	September 30,
	2008	2008
	As Reported	(As Restated)
		(Note 2)
Cash flow from operating activities:
Net income	$45,063	$25,377
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	24,872	24,872
Undistributed (earnings) losses from affiliates and joint ventures	(4,878)	14,808
Other non-cash charges	2,409	2,409
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(86,237)	(86,237)
Decrease (increase) in noncurrent assets	496	496
Increase (decrease) in current liabilities	20,116	20,116
Increase (decrease) in noncurrent liabilities	788	788
Net cash provided by (used in) operating activities	2,629	2,629
Cash flow from investing activities:
Capital expenditures	(29,686)	(29,686)
Capital expenditures - corporate building	(14,273)	(14,273)
Acquisitions, net of cash	(42,549)	(42,549)
Investments in and advances to affiliates and joint ventures	(10,993)	(10,993)
Advances to non-affiliates	(6,000)	(6,000)
Proceeds from sale of land and depreciable assets	772	772
Investments in restricted cash	(1,796)	(1,796)
Other	(1,169)	(1,169)
Net cash used in investing activities	(105,694)	(105,694)
Cash flow from financing activities:
Net change in outstanding debt	105,495	105,495
Net change in outstanding debt - corporate building	20,692	20,692
Proceeds from sales of treasury stock	1,550	1,550
Purchases of treasury stock	(2,062)	(2,062)
Dividends	(15,143)	(15,143)
Excess tax benefits from stock-based compensation	1,087	1,087
Net cash provided by financing activities	111,619	111,619
Effect of foreign currency rate changes on cash	(190)	(190)
Net increase (decrease) in cash and cash equivalents	8,364	8,364
Cash and cash equivalents at beginning of period	25,282	25,282
Cash and cash equivalents at end of period	$33,646	$33,646

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	30,404,745	30,145,918	30,540,122	30,129,934
Dilutive impact of stock options	588,567	788,234	589,167	757,540
Weighted average number of common and common equivalent shares outstanding for the period	30,993,312	30,934,152	31,129,289	30,887,474
Number of common shares outstanding at the end of the period	30,413,787	30,031,014	30,413,787	30,031,014

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	307,958	300,730	-	375,675

Note 4:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at September 30, 2008 and December 31, 2007 are comprised of the following components:

	September 30,	December 31,
	2008	2007
Crude stockpile inventories	$35,854	$25,601
In-process and finished goods inventories	44,730	39,473
Other raw material, container, and supplies inventories	36,314	26,293
	$116,898	$91,367

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$5 ,699	$5,715
Settlement of obligations	(1,191)	(1,531)
Liabilities incurred and accretion expense	1,799	1,396
Balance at end of period	$6 ,307	$5,580

Note 5:	BUSINESS SEGMENT INFORMATION

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

The following summaries set forth certain financial information by business segment:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
Minerals	$323,228	$262,432	$116,881	$90,906
Environmental	222,393	189,927	86,133	76,121
Oilfield services	100,177	72,137	38,379	27,143
Transportation	49,216	38,654	17,983	14,381
Intersegment shipping	(16,710)	(13,370)	(6,328)	(4,953)
Total	$678,304	$549,780	$253,048	$203,598

Operating profit (loss):
Minerals	$27,317	$26,706	$11,110	$9,135
Environmental	32,945	31,016	14,719	14,838
Oilfield services	18,891	13,843	6,194	5,753
Transportation	2,571	2,002	958	730
Corporate	(18,208)	(13,733)	(5,628)	(4,453)
Total	$63,516	$59,834	$27,353	$26,003

	As of Sep. 30, 2008 (Restated) (Note 2)	As of Dec. 31, 2007
Assets:
Minerals	$357,584	$319,921
Environmental	211,816	184,992
Oilfield services	168,527	95,866
Transportation	4,871	3,807
Corporate	67,115	47,560
Total	$809,913	$652,146

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

Note 8:	ACQUISITIONS

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

Foreign Exchange Collars

We have entered into a series of foreign exchange collars to mitigate the risk of currency fluctuations on our potential purchase of a chrome mine in South Africa, the purchase price of which is payable in Australian dollars as well as on exposures we have to various foreign currencies. See Note 13 for further information.  We are currently recording all gains and losses on foreign currency derivatives within Other income, net within our Condensed Consolidated Statement of Operations. We have recorded a net gain of $1,463 for the nine months ended September 30, 2008 in Other income, net.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

Note 13:	SUBSEQUENT EVENTS

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

Results of Ashapura Minechem Limited (“Ashapura”)

As reported in our Annual Report on Form 10-K for the year ended December 31, 2007, we use the equity method to incorporate the results of our investments in companies in which we have significant influence, which is generally represented by ownership interests of  between 20% and 50% of the investee.  We use this method of accounting to incorporate the results of Ashapura, the largest contributor to the amounts recorded in Income (loss) from affiliates and joint ventures in our Condensed Consolidated Statement of Operations.  As allowed under the equity method, we incorporate the results of Ashapura on a one quarter lag basis as Ashapura’s financial statements are not available on a timely basis.

As previously discussed in Note 2, Ashapura has experienced significant losses on foreign currency derivative contracts. Also, in October 2008, we communicated with Ashapura and understand that they have experienced a material loss in their third quarter results due to fluctuations in foreign currency exchange rates as well as decreased bauxite shipments resulting from changes in government regulation. The loss from the foreign currency derivatives significantly exceed the losses generated by their business due to decreased bauxite sales, and we cannot predict for how long Ashapura will continue to generate losses.

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

Three months ended September 30, 2008 vs. September 30, 2007

Consolidated Review

The following table compares our operating results for the quarters ended September 30, 2008 and September 30, 2007:

	Three Months Ended September 30,
Consolidated	2008 (Restated) (Note 2)	2007	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$253,048	$203,598	24.3%
Cost of sales	189,481	149,298
Gross profit	63,567	54,300	17.1%
margin %	25.1%	26.7%
General, selling and administrative expenses	36,214	28,297	28.0%
Operating profit	27,353	26,003	5.2%
margin %	10.8%	12.8%
Other income (expense):
Interest expense, net	(3,404)	(2,409)	41.3%
Other, net	(1,763)	(830)	*
	(5,167)	(3,239)
Income before income taxes and income (loss) from affiliates and joint ventures	22,186	22,764
Income tax expense	5,567	4,704	18.3%
effective tax rate	25.1%	20.7%
Income before income (loss) from affiliates and joint ventures	16,619	18,060
Income (loss) from affiliates and joint ventures	(14,697)	2,086	-804.6%
Net income	$1,922	$20,146	-90.5%
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

Other income (expense):

Other expense includes foreign currency transaction gains and losses for third party and intercompany related activity.  It also includes gains and losses on foreign currency derivatives.  Other expense increased in 2008 largely due to foreign currency transaction losses driven by exchange fluctuations in our EMEA based businesses, which are primarily subject to fluctuations in the Euro, British pound and Polish zloty.  See Note 10 for further information on derivative activities.

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

Net income:

The decrease in current-period net income results largely from losses recognized on our Ashapura investment, as previously discussed.

Diluted earnings per share:

Diluted earnings per share decreased commensurate with the decrease in net income as mentioned above.  The weighted average common and common shares outstanding increased by 0.2 million shares.

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

Operating margin decreased due to decreased gross margins and increased GS&A expenses as previously discussed.

Environmental Segment

	Three Months Ended September 30,
Environmental	2008		2007		2008 vs. 2007
	(Dollars in Thousands)
Net sales	$86,133	100.0%	$76,121	100.0%	$10,012	13.2%
Cost of sales	57,731	67.0%	50,839	66.8%
Gross profit	28,402	33.0%	25,282	33.2%	3,120	12.3%
General, selling and administrative expenses	13,683	15.9%	10,444	13.7%	3,239	31.0%
Operating profit	14,719	17.1%	14,838	19.5%	(119)	-0.8%

	Three Months Ended September 30,
Environmental Product Line Sales	2008	2007	% change
	(Dollars in Thousands)
Lining technologies	$57,320	$48,914	17.2%
Building materials	22,237	20,638	7.7%
Other product line s	6,576	6,569	*
Total	86,133	76,121
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

Nine months ended September 30, 2008 vs. September 30, 2007

Consolidated Review

The following table compares our year-to-date operating results for the period ended September 30, 2008 and September 30, 2007:

	Nine Months Ended September 30,
Consolidated	2008 (Restated) (Note 2)	2007	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$678,304	$549,780	23.4%
Cost of sales	505,727	402,190
Gross profit	172,577	147,590	16.9%
margin %	25.4%	26.8%
General, selling and administrative expenses	109,061	87,756	24.3%
Operating profit	63,516	59,834	6.2%
margin %	9.4%	10.9%
Other income (expense):
Interest expense, net	(8,642)	(6,506)	32.8%
Other, net	(1,475)	(1,000)	47.5%
	(10,117)	(7,506)

Income before income taxes and income (loss) from affiliates and joint ventures	53,399	52,328
Income tax expense	13,950	12,205	14.3%
effective tax rate	26.1%	23.3%

Income before income (loss) from affiliates and joint ventures	39,449	40,123
Income (loss) from affiliates and joint ventures	(14,072)	6,118	-330.0%
Income from continuing operations	25,377	46,241

Gain (loss) on disposal of discontinued operations	-	(286)	-100.0%

Net income	$25,377	$45,955

The following table details our consolidated net sales growth components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals	8.8%	1.8%	0.5%	11.1%
Environmental	3.2%	0.9%	1.8%	5.9%
Oilfield services	3.5%	1.6%	0.0%	5.1%
Transportation & intersegment shipping	1.3%	0.0%	0.0%	1.3%
Total	16.8%	4.3%	2.3%	23.4%
% of growth	71.6%	18.4%	10.0%	100.0%

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

Other income (expense):

Other income includes foreign currency transaction gains and losses for third party and intercompany related activity.  It also includes the gains and losses on foreign currency derivatives.  Other expense increased by $0.5 million in 2008 due to two factors.  First, we generated $1.8 million of income on a foreign currency derivative related to our potential purchase of a chrome mine in South Africa, the purchase price of which is payable in Australian dollars.  See Note 10 for further information on our derivative activities.  Next, we incurred significantly greater foreign currency losses in our Minerals and Environmental segments, largely due to fluctuations in European based currencies and cross currency exchange rates.

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

Net income:

The decrease in current-period net income results largely from losses recognized on our investment in Ashapura, as previously mentioned.

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
	(Dollars in Thousands )
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

	Nine Months Ended September 30,
Environmental Product Line Sales	2008	2007	% change
	(Dollars in Thousands )
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

	Nine Months Ended September 30,
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

	Nine Months Ended September 30,
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

	Nine Months Ended September 30,
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

Cash Flows	Nine Months Ended September 30,
($ in millions)	2008	2007
Net cash provided by (used in) operating activities	$2.6	$42.0
Net cash used in investing activities	$(105.7)	$(78.1)
Net cash provided by financing activities	$111.6	$35.1

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

	As at
	September 30,	December 31,
Financial Position	2008	2007
($ in millions)	(Restated)
	(Note 2)
Working capital	$280.1	$202.5
Goodwill & intangible assets	$127.2	$101.1
Total assets	$809.9	$652.1

Long-term debt	$287.6	$164.2
Other long-term obligations	$35.9	$33.5
Stockholders' equity	$363.1	$352.3

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

Long-term debt increased due to increased financing needs for working capital requirements and other investing activities.  Consequently, long-term debt relative to total capitalization rose to 44.2% at September 30, 2008, compared with 31.8% at December 31, 2007.  Before considering funding needed for our potential purchase of a chrome sand mine in South Africa, we have approximately $45.0 million of borrowing capacity available from our revolving credit facility at September 30, 2008.  We are in compliance with financial covenants related to the revolving credit facility as of September 30, 2008.

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