Form 10-K
period 2008-12-31
AMCOL INTERNATIONAL CORP
filed 2009-03-16
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File Number: 0-15661

AMCOL INTERNATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	36-0724340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2870 Forbs Avenue Hoffman Estates, Illinois (Address of principal executive offices)	60192 (Zip Code)

Registrant’s telephone number, including area code: (847) 851-1500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.01 par value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐  No  ☒

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
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐            Accelerated filer ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐  No  ☒

The aggregate market value of the registrant’s $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $28.46 per share on June 30, 2008, and, for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $670.1 million.

Registrant had 30,584,693 shares of $.01 par value Common Stock outstanding as of February 27, 2009.

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

We operate in five segments:  minerals, environmental, oilfield services, transportation and corporate. Our minerals segment mines, processes and distributes clays and products with similar applications for use in various industrial and consumer markets. Our environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, rental tools, coil tubing and well testing data services for the oil and gas industry.  Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Our corporate segment includes the elimination of intersegment shipping revenues as well as certain expenses associated with stewardship, management, benefits and information technology activities for our Company.

The following table sets forth the percentage contributions of our operating segments to our net sales for the last three years.

	Percentage of Net Sales
	2008	2007	2006
Minerals	49%	48%	52%
Environmental	32%	34%	33%
Oilfield services	15%	14%	10%
Transportation	7%	7%	8%
Intersegment shipping	-3%	-3%	-3%
	100%	100%	100%

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

Our principal mineral is bentonite.  Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 50 feet beneath overburden of up to 60 feet. There are two basic types of bentonite, sodium bentonite and calcium bentonite, and each has different chemical and physical properties. Sodium bentonite is generally referred to as Western bentonite because it predominately exists in the Western United States; sodium bentonites of lesser purity exist outside the United States. Calcium bentonite is sometimes referred to as Southern bentonite in the United States and as Fuller’s Earth outside the United States. Calcium bentonites mined outside the United States are sometimes activated with sodium carbonate or similar compounds to produce properties similar to natural sodium bentonite.

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

Pet Products. We produce and market sodium bentonite-based scoopable (clumping), traditional and alternative cat litters as well as specialty pet products to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout the United States (“U.S.”). Our scoopable products’ clump-forming capability traps urine, allowing for easy removal of the odor-producing elements from the litter box. Our products are marketed under various trade names.

Basic Minerals.  We supply minerals in industrial applications where it is used as a component of the end product to the consumer.  These markets and applications include:

•
Petroleum Products. Sodium bentonite and leonardite, a form of oxidized lignite which we mine and process in North Dakota, are components of drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties, which facilitate the transport of rock cuttings to the surface during the drilling process. Drilling fluids lubricate the drilling bit and coat the underground formations to prevent hole collapse and drill-bit seizing. Our primary trademark for this application is the trade name PREMIUM GEL®.

•
Other Industrial. We produce bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt.  We also supply grades of bentonite used for pellitizing other materials for ease of use.  Examples of this application are iron ore and livestock feed.

•
Specialty Materials.  Our specialty materials products are sold in markets with generally lower volume applications where our material acts as a performance additive.  The following are the major markets for such mineral applications:

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

•
Nanocomposites.  We determined that surface-modified nanoclays can improve physical properties of certain polymers.  Depending on the product requirements, we source or purchase bentonite from third-party suppliers.  Surface-treatment chemicals are added in the production process to enable the bentonite to properly function within the polymer.  The surface-treatment compounds are readily available on the market.

Sales and Distribution

In 2008, the top five customers of the minerals segment accounted for approximately 27% of the segment’s sales worldwide.  Approximately 70% of our sales in this segment are generated in the Americas.  Metalcasting is our largest market in the Americas and all of our pet products sales are in this region.  Our sales in EMEA (Europe, Middle East and Africa) represent approximately 16% of sales and are principally to detergent producers. The Asia-Pacific region represents approximately 14% of sales with metalcasting being our largest market.

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

ENVIRONMENTAL SEGMENT

Principal Products and Markets

The business is principally conducted through wholly-owned subsidiaries, including Colloid Environmental Technologies Company (“CETCO”), and joint ventures throughout the world. The following are our four principal markets and a description of the products we produce for them:

Lining Technologies. We sell geosynthetic clay liner products containing bentonite under the BENTOMAT® and CLAYMAX® trade names for lining and capping landfills and for containment in tank farms, storm water containment systems, waste stabilization lagoons, sewage lagoons and mine site and wetlands reclamation applications.  Additionally, we provide contracting services in the application and installation of certain geosynthetic materials, including our clay liners, for a number of civil infrastructure projects.

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

Drilling Products. Our drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction.  The products are used to install monitoring wells, facilitate horizontal and water well drilling, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY GROUT®, HYDRAUL-EZ®, BENTOGROUT® and VOLCLAY TABLETS® are among the trade names for products used in these applications. Geothermal grouting applications utilizing GEOTHERMAL GROUT™ represent a developing area for CETCO drilling products.  VOLCLAY SHORE PAC® is used in special foundation drilling applications.

Remediation Technologies.  Our remediation technologies group provides cost-effective, engineered solutions to challenging environmental projects in site-remediation applications such as sediment and soil capping, soil solidification and stabilization, water treatment, dewatering, hazardous waste clean-up and engineered remedial barriers.  Products include Liquid Boot™, an asphalt, emulsion-based waterproofing system; REACTIVE CORE-MAT®, an in-situ sediment capping material; ORGANOCLAY™, an organic absorbent media; BENTOMAT® geosynthetic clay liners; and QUIK-SOLID® super absorbent media.

Sales and Distribution

On an individual customer basis, we generated less than $5 million of sales from each of the top five customers in the environmental segment.  Approximately 52% of sales are in the Americas.  The United States is our largest geographical market for all product lines. Approximately 41% of sales are in EMEA and the remaining 7% in the Asia-Pacific region.

Sales and distribution of the lining technologies are primarily performed through our own personnel and facilities.  Our staff includes engineers who analyze the suitability of our products in relation to the customer’s specific application and the topographical conditions that liners will endure.

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

Our remediation technologies products are primarily sold through approved applicators who are typically sub-contractors to residential or industrial construction companies.  Our salesforce and engineers typically assist customers by providing consulting services to engineers and architects who specify our product in the design of building structures or remediation sites.

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

Seasonality

Much of the business in the environmental segment is impacted by weather and soil conditions. Many of the products cannot be applied in harsh weather conditions and, as such, sales and profits tend to be stronger during the period from April through October. As a result, we consider the business of this segment to be seasonal.

OILFIELD SERVICES SEGMENT

Principal Products and Markets

Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, rental tools, coil tubing and well testing data services for the oil and gas industry.  We sell products and services through wholly-owned subsidiaries located in Australia; Brazil; Malaysia; Nigeria; the United Kingdom; and the United States.  The following are our principal markets and a description of the products and services we provide:

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

Coil Tubing.  Our coil tubing services utilize a long, continuous length of pipe which is wound on a spool or reel.  The pipe is straightened prior to being pushed into an oil or gas production well and then rewound or coiled back onto our transport units.  We rent the coil tubing and provide operating personnel to pump fluids into boreholes or assist in certain well-drilling applications.  Our coil tubing services are typically provided in areas of  nitrogen displacement, acidizing, cleanouts, and other workovers and provide a benefit over traditional well intervention methods as fluids can be pumped at any time regardless of the position and direction of travel.

Other Products and Services.   We rent specialized equipment such as high-pressure pumps, iron, and manifolds to oil and gas production platform operators.

Competition

Our oilfield services group competes with several larger oil services companies using different technologies.

Sales and Distribution

The top three customers in our oilfield services segment accounted for 28% of the segment sales worldwide, with Chevron Texaco accounting for 15% of this segment’s sales.  Approximately 85% of sales are in the Americas.  The United States is our largest geographical market for all product lines. Approximately 11% of sales are in EMEA and the remaining 4% in the Asia-Pacific region.

Our businesses primarily sell and distribute products and services on a direct basis.  Our principal customers are oil companies who maintain substantial offshore and onshore drilling and production platforms for both oil and gas.

Seasonality

Much of the business in the oilfield services sector is impacted by weather conditions given that a significant portion of our customers’ oil and gas production facilities are subject to natural disasters, such as hurricanes.  Given the majority of our sales are derived in the Gulf States region of the United States, our sales could be lower in the June to November months.

TRANSPORTATION SEGMENT

We operate a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental United States. These services are provided to our subsidiaries as well as third-party customers.  Through our transportation business, we are better able to control costs, maintain delivery schedules and assure equipment availability in the delivery of our products. In 2008, approximately 34% of the revenues of this operation involved services provided to our domestic minerals and environmental segments.

MINERALS & ENVIRONMENTAL COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

We have reserves of sodium and calcium bentonite at various locations in the United States, including Wyoming, South Dakota, Montana and Alabama, and also in Australia, China, and Turkey. Through our investments in affiliates and joint ventures, we also have access to bentonite deposits in Egypt, India, Mexico, Russia, and Azerbaijan.  At 2008 consumption rates and product mix, we estimate the proven, assigned reserves of commercially usable sodium bentonite at approximately 18 years. We estimate the proven, assigned reserves of calcium bentonite at approximately 15 years. While we believe, based upon our experience, that our reserve estimates are reasonable and our title and mining rights to our reserves are valid, we have not obtained any independent verification of such reserve estimates or such title or mining rights.

We own or control the properties on which reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of our bentonite reserves are owned. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our minerals segment.

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

				Wet Tons	Assigned	Unassigned		Mining Claims
	Tons Sold (000s)			of Reserves	Reserves	Reserves	Conversion		Unpatented
	2008	2007	2006	(000s)	(000s)	(000s)	Factor	Owned	**	Leased
Sodium Bentonite
Assigned
Australia	11	5	2	840	840	-	75%	-	-	840
Belle/Colony, WY/SD	1,476	1,359	1,310	21,147	21,147	-	77%	731	198	20,218
Lovell, WY	690	683	663	26,521	26,521	-	84%	15,123	10,402	996
TOTAL ASSIGNED	2,177	2,047	1,975	48,508	48,508	-		15,854	10,600	22,054

Unassigned SD, WY, MT	-	-	-	60,786	-	60,786	82%	55,189	3,857	1,740
TOTAL OTHER / UNASSIGNED	-	-	-	60,786	-	60,786		55,189	3,857	1,740

TOTAL SODIUM BENTONITE	2,177	2,047	1,975	109,294	48,508	60,786	0%	71,043	14,457	23,794
					44%	56%		65%	13%	22%
Calcium Bentonite
Assigned
Chao Yang, Liaoning, China	212	138	126	1,300	1,300	-	76%	-	-	1,300
Nevada	1	-	1	537	37	500	76%	37	500	-
Sandy Ridge, AL	101	119	124	5,321	5,321	-	76%	1,565	-	3,756
Turkey	72	60	-	1,182	1,182	-	75%	-	-	1,182
Vici, OK	-	-	-	99	-	99	77%	-	-	99
TOTAL CALCIUM BENTONITE	386	317	251	8,439	7,840	599		1,602	500	6,337
					93%	7%		19%	6%	75%
Leonardite
Gascoyne, ND	80	61	63	998	998	-	74%	-	-	998
					100%					100%
Other
Unassigned Other (NV)	-	-	-	2,997	-	2,997	75%	2,997	-	-

GRAND TOTALS	2,643	2,425	2,289	121,728	57,346	64,382		75,642	14,957	31,129
					47%	53%		62%	12%	26%

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

Product Development and Patents

We work actively with customers in each of our major markets to develop commercial applications of specialized grades of bentonite. We maintain a research center and laboratory testing facilities in Hoffman Estates, Illinois, and Birkenhead, England. When we perceive a need for a product that will accomplish a particular goal, we work to develop the product, research its marketability and study the feasibility of its production. We also co-develop products with customers, or others, as needs arise. Our development efforts emphasize markets with which we are familiar and products for which we believe there is a viable market.

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

Regulation and Environmental

We believe we are in material compliance with current, applicable regulations for surface mining. Since reclamation of exhausted mining sites has been a regular part of our surface mining operations for the past 37 years, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

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

FOREIGN OPERATIONS AND EXPORT SALES

Approximately 31% of our 2008 net sales were to customers in countries outside the Americas. To enhance our overseas market presence, we maintain mineral processing plants in the United Kingdom, China, Australia, South Korea, Poland, Thailand, and Turkey. Chartered vessels deliver large quantities of our bulk, dried sodium bentonite to the plants in the United Kingdom, Poland, Australia, Thailand and South Korea where it is processed and mixed with other clays and distributed throughout Europe and the Asia-Pacific region. In addition, we maintain a worldwide network of independent dealers, distributors and representatives to support sales and distribution.

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

Our international operations are subject to the usual risks of doing business abroad and in developing countries, such as currency fluctuations and devaluation, restrictions on the transfer of funds, and import and export duties.

The Notes to Consolidated Financial Statements included in Item 8 of this report presents further details on our sales by geographic region. These Notes are incorporated by reference for sales attributed to foreign operations and export sales from the United States.

EMPLOYEES

As of December 31, 2008, we employed 2,388 people in our global organization, 1,059 of whom were employed outside of the United States.  Operating plants are adequately staffed, and no significant labor shortages are presently foreseen.  Labor relations have been satisfactory.

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

CERTIFICATIONS

As required by the rules and regulations of the New York Stock Exchange (the “NYSE”), we delivered to the NYSE a certification executed by our Chief Executive Officer, Lawrence E. Washow, certifying that Mr. Washow was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of May 9, 2008.

As required by the rules and regulations of the SEC, Sarbanes-Oxley Act Section 302 certifications regarding the quality of our public disclosures are filed as exhibits to this Annual Report on Form 10-K.

Item 1A. Risk Factors

Certain statements we make from time to time, including statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section hereafter, constitute “forward-looking statements” made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our company or our operations that are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions, and statements relating to anticipated growth, acquisitions, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors.

Specifically, the risks outlined below could affect the achievement of our expected results.  In addition, the risks outlined below may be affected or heightened by the recent economic and credit crisis occurring in the United States and throughout many of the economies in which we operate.  This ongoing crisis is characterized by increased volatility and lack of available capital for short and long term financing.  It may also affect our ability to obtain additional financing to fund acquisitions or other activities on terms substantially similar to our current debt facilities should that need arise in the future.  Any of these factors or the risks outlined as follows could affect our business opportunities and results:

Reliance on Metalcasting & Construction Markets

Approximately 41% of our minerals segment’s sales in 2008 were to the metalcasting market.  Our environmental segment’s sales are predominantly derived from the construction and infrastructure markets.  All these markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for our products sold to these industries may decline and our business or future financial results may be adversely affected.

Reliance on  Oil and Gas Activities

Revenues from our oilfield services segment now represent 15% of consolidated revenues and 29% of consolidated operating income.  Oil and gas production activities are heavily influenced by the benchmark price of these commodities.  In turn, both economic and political events can influence the benchmark price. In addition, the majority of this segment’s sales are derived from the Gulf of Mexico region which is heavily susceptible to hurricanes.  All of these factors may ultimately affect the revenue potential of this segment.

Earnings (Losses) from Ashapura Minechem Ltd.

In 2008, we recorded losses of $0.70 per diluted share from joint ventures and affiliated entities, which is almost entirely related to our investment in Ashapura Minechem Ltd. (“Ashapura”).  In 2007 and prior years, Ashapura was a large contributor to our net income. Their main activity is mining bauxite which is used to produce alumina, which in turn is used to produce aluminum. They also mine bentonite. The losses in 2008 stem from Indian government regulations and the market value of foreign currency derivatives owned by Ashapura.

Over the past several years, Ashapura’s bauxite business has been particularly strong.  However, in 2008, the business has suffered as local government regulators in India stopped Ashapura’s mining of bauxite due to concerns regarding the lack of value-added activities being performed in the local jurisdiction.  We do not believe our earnings from Ashapura will reach levels experienced in previous years if Ashapura is not allowed to resume its bauxite mining and processing activities as it has done historically.

As of December 31, 2008, a significant portion of losses we recorded in loss from affiliates and joint ventures relate to the losses Ashapura incurred with respect to the fair value of foreign currency derivatives that Ashapura has outstanding.  As we are not able to predict the movements of foreign currency exchange rates, we do not know if Ashapura will continue to experience losses on foreign currency derivative contracts.

The total losses in 2008 attributable to our 21% equity ownership has reduced our investment in Ashapura to zero as of December 31, 2008. As such, we have suspended the recognition of further losses which amounted to $2,280 as of December 31, 2008. If our investment balance under the equity method of accounting increases in the future, we will recognize a corresponding amount of these losses to offset the increases in carrying value until we have recognized all of the $2,280 of unrecorded losses.  If the investment balance under the equity method of accounting does not increase in the future, we will not record further losses under the equity method of accounting.

Moreover in 2008, several oceanic shipping companies filed lawsuits against Ashapura claiming damages of $98 million for allegedly violating the terms of long-term shipping contracts with these companies.  After considering the factors involved in the lawsuits, Ashapura does not believe it is liable for any damages under these lawsuits and has not recorded any potential losses associated with these lawsuits in its financial statements.  Should the factors underpinning this conclusion change and to the extent our investment in Ashapura has a positive carrying value, our financial results may be negatively affected.  In addition, should Ashapura not be able to secure freight cargo vessels in the future with these or any other shipping companies, our financial results may be negatively affected.

Regulatory and Legal Matters

Our operations are subject to various federal, state, local and foreign laws and regulations relating to environmental and to health and safety matters. Substantial penalties may be imposed if we violate certain of these laws and regulations even if the violation was inadvertent or unintentional. If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply. In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions. If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected. We may also be subject to adverse litigation results in addition to increased compliance costs arising from future changes in laws and regulations that may negatively impact our operations and profits.

Risks of International Expansion

An important part of our business strategy is to expand internationally. We intend to seek acquisitions, joint ventures and strategic alliances globally. Sales and earnings from our overseas operations have increased considerably in recent years. In 2008, approximately 22% and 9% of consolidated net sales were from the EMEA and the Asia-Pacific regions, respectively.  Approximately 37% of operating profit in 2008 was earned by our overseas businesses.  We also recorded losses of $0.70 per diluted share under the equity method of accounting from investments in affiliate and joint venture businesses, all of which are outside the United States.  As we expand internationally, we will be subject to increased risks, which may include the following:

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

Availability and Cost of Shipping

We rely on shipping bulk cargos of bentonite from the United States and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs.  In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers has been suspect.  We may need to offset additional shipping costs with price increases to customers in order to secure these cargos and maintain our profitability.

Reliance on Petrochemicals

We purchase a significant amount of raw materials in the United States which are derived from petrochemical products, the cost of which are subject to significant fluctuations, especially increases, in prices.  We also purchase a significant amount of diesel fuel to operate our mining and processing equipment.  Our freight sales are also heavily impacted by fuel prices and surcharges.  These factors combined represent a large exposure to petrochemical products which may be subject to significant price fluctuations.  While we have been successful in attaining price increases in certain markets to offset some of these rising costs, there can be no assurance that we will be successful in continuing to achieve these price increases.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate the following principal plants, mines and other facilities, all of which are owned, except as noted below.  We also have numerous other facilities which blend ADDITROL ®, package cat litter and chromite sand, warehouse products and serve as sales offices.

LOCATION	PRINCIPAL FUNCTION
MINERALS
Belle Fourche, SD (three plants)	Mine and process sodium bentonite
Colony, WY (two plants)	Mine and process sodium bentonite, package cat litter
Gascoyne, ND	Mine and process leonardite
Lovell, WY (1)	Mine and process sodium bentonite
Sandy Ridge, AL	Mine and process calcium bentonite; blend ADDITROL®
Chao Yang, Liaoning, China	Mine and process calcium bentonite
Winsford, Cheshire, U.K.	Process bentonite and other minerals
Istanbul, Turkey	Mine and process calcium bentonite
ENVIRONMENTAL
Cartersville, GA	Manufacture components for geosynthetic clay liners; manufacture
Bentomat® and Claymax® geosynthetic clay liners
Lovell, WY (1)	Manufacture Bentomat® and Claymax® geosynthetic clay liners
Philadelphia, PA	Provider of services for the design and installation of geosynthetic systems
Birkenhead, Merseyside, U.K. (1)(2)	Manufacture Bentomat® geosynthetic clay liner; research laboratory;
headquarters for CETCO (Europe) Ltd.
Segovia, Spain	Manufacture Bentomat® geosynthetic clay liners
Szczytno, Poland	Manufacture Bentomat® and Claymax® geosynthetic clay liners
OILFIELD SERVICES
Broussard, LA	Central operations and distribution
Harvey, LA	Nitrogen sales and service; coil tubing sales and services
TRANSPORTATION
Scottsbluff, NE	Transportation headquarters and terminal
CORPORATE
Hoffman Estates, IL (2)	Corporate headquarters; CETCO headquarters; American Colloid Company
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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of Registrant

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS

Gary L. Castagna	47
Senior Vice President of the Company and President of Global Minerals since May 2008,  Senior Vice President, Chief Financial Officer and Treasurer of the Company since February 2001; prior thereto, a consultant to AMCOL since June 2000; prior thereto, Vice President of the Company and President of Chemdal International Corporation (this business is a former subsidiary of AMCOL, and consisted of the absorbent polymers business that was sold to BASF AG in June 2000) since August 1997; since January 2000, Director of M~Wave Incorporated, a manufacturer and distributor of printed circuit boards.

Ryan F. McKendrick	57	Senior Vice President of the Company and President of CETCO since November 1998; President of Volclay International Corporation since 2002; prior thereto, Vice President of CETCO since 1994.

Donald W. Pearson	47
Vice President, Chief Financial Officer and Treasurer of the Company since May 2008; prior thereto, Vice President Finance, UPM - Kymmene Corporation North America (a manufacturer of magazine paper), May 2006 through May 2008; Financial Controller UPM - Kymmene Corporation North America, February 2004 through May 2006; prior thereto, Senior Vice President, Business Planning, Information Resources, Inc. (an information services provider), August 2000 through February 2004.

Lawrence E. Washow	55	Chief Executive Officer since May 2000; President of the Company since May 1998; Chief Operating Officer of the Company since 1997; a Director since February, 1998.

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

		Stock Price		Cash Dividends
		High	Low	Declared Per Share
Fiscal Year Ended December 31, 2008:	1st Quarter	$36.50	$23.51	$0.16
	2nd Quarter	34.20	25.59	0.16
	3rd Quarter	38.33	24.08	0.18
	4th Quarter	31.70	13.50	0.18

Fiscal Year Ended December 31, 2007:	1st Quarter	$31.33	$24.70	$0.14
	2nd Quarter	30.90	23.76	0.14
	3rd Quarter	35.67	27.00	0.16
	4th Quarter	42.70	31.38	0.16

We have paid cash dividends every year for 71 years.  As of February 27, 2009, there were 8,727 holders of record of the common stock, including shares held in street name.

Purchases of Equity Securities

In 2006, the Board of Directors announced a program to repurchase up to $15 million of our outstanding common stock on the open market or in privately negotiated transactions.  This authorization expired November 10, 2008 and no new authorization was established.  The following table summarizes the repurchases made during the year.

	Total Number of		Maximum Value of
	Shares Repurchased	Average	Shares that May Yet Be
	as Part of the Stock	Price Paid	Repurchased Under the
	Repurchase Program	Per Share	Program
Amount of authorization outstanding at December 31, 2007			$8,593,575
Activity in current year:
January 1 - January 31
Shares repurchased	60,000	$25.35	$7,072,792
February 1 - February 28
Shares repurchased	20,000	$25.77	$6,557,434
March 1 - March 31
Shares repurchased	-	$-	$6,557,434
April 1 - April 30	-
Shares repurchased	-	$-	$6,557,434
May 1 - May 31
Shares repurchased	-	$-	$6,557,434
June 1 - June 30
Shares repurchased	-	$-	$6,557,434
July 1 - July 31
Shares repurchased	-	$-	$6,557,434
August 1 - August 31
Shares repurchased	-	$-	$6,557,434
September 1 - September 30
Shares repurchased	-	$-	$6,557,434
October 1 - October 31
Shares repurchased	-	$-	$6,557,434
November 1 - November 10
Shares repurchased	-	$-	$6,557,434

Total	80,000	$25.45	$6,557,434

Equity Compensation Plan Information

Our outstanding equity compensation awards are comprised of stock options issued under our 1998 Long-Term Incentive Plan and our 2006 Long-Term Incentive Plan.  All outstanding awards at December 31, 2008 relate to our common stock.  We do not have any equity compensation plans which have not been approved by our shareholders.  Shares issued under all these plans may be from our treasury, newly issued or both.  At December 31, 2008, the number of securities to be issued upon exercise of outstanding options and the related weighted-average exercise price of these options was 1,766,777 shares at $19.94 per share, respectively.  The total number of securities remaining available for future issuance under these plans at December 31, 2008 is 787,073 shares.

Item 6. Selected Financial Data

The following is selected financial data for the Company as of and for each of the five years ended December 31, 2008.

 SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2008	2007	2006	2005	2004

Operations Data
Net sales	$883,552	$744,334	$611,556	$535,924	$461,778
Gross profit	224,899	196,514	159,466	138,023	118,568
General, selling and administrative expenses	145,653	121,187	102,078	90,947	82,584
Operating profit	79,246	75,327	57,388	47,076	35,984
Net interest expense	(12,154)	(8,915)	(2,951)	(1,660)	(826)
Net other income (expense)	(4,880)	(1,139)	231	(393)	(86)
Pretax income	62,212	65,273	54,668	45,023	35,072
Income taxes	15,167	16,646	10,425	11,645	4,687
Income (loss) from affiliates and joint ventures	(21,714)	8,394	5,420	2,912	1,180
Income from continuing operations	25,331	57,021	49,663	36,290	31,565
Discontinued operations	-	(286)	585	4,755	-
Net income	25,331	56,735	50,248	41,045	31,565
Per Share Data
Basic earnings per share
Continuing operations	0.83	1.89	1.65	1.23	1.08
Discontinued operations	-	(0.01)	0.02	0.16	-
Net income	0.83	1.88	1.67	1.39	1.08
Diluted earnings per share
Continuing operations	0.82	1.84	1.60	1.18	1.03
Discontinued operations	-	(0.01)	0.02	0.15	-
Net income	0.82	1.83	1.62	1.33	1.03
Stockholders’ equity (1)	10.72	11.71	9.85	8.36	7.55
Dividends	0.68	0.60	0.49	0.38	0.32

Continued…

SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2008	2007	2006	2005	2004

Shares Outstanding Data
End of period	30,437,984	30,093,828	29,936,356	29,783,639	29,395,755
Weighted average for the period-basic	30,445,882	30,164,697	30,054,267	29,525,033	29,140,892
Incremental impact of stock options	543,751	794,724	971,621	1,278,105	1,561,969
Weighted average for the period-diluted	30,989,633	30,959,421	31,025,888	30,803,138	30,702,861
Balance Sheet Data (at end of period)
Current assets	$371,187	$304,630	$251,684	$211,209	$192,724
Net property and equipment	191,343	176,590	140,772	100,064	93,641
Other long-term assets	182,050	170,926	118,768	57,256	50,077
Total assets	744,580	652,146	511,224	368,529	336,442
Current liabilities	108,494	102,107	78,383	63,269	61,681
Long-term debt	256,821	164,232	112,448	34,838	34,295
Other long-term liabilities	53,059	33,484	25,575	21,566	18,532
Stockholders’ equity	326,206	352,323	294,818	248,856	221,934
Other Statistics for Continuing Operations
Depreciation, depletion and amortization	$33,985	$29,219	$20,483	$19,558	$20,124
Capital expenditures	37,078	46,004	42,099	28,626	21,627
Capital expenditures - corporate building	23,662	7,050	-	-	-
Gross profit margin	25.5%	26.4%	26.1%	25.8%	25.7%
Operating profit margin	9.0%	10.1%	9.4%	8.8%	7.8%
Pretax profit margin	7.0%	8.8%	8.9%	8.4%	7.6%
Effective tax rate	24.4%	25.5%	19.1%	25.9%	13.4%
Net profit from continuing operations margin	2.9%	7.7%	8.1%	6.8%	6.8%
Return on average equity	7.5%	17.6%	18.3%	15.4%	15.3%

(1)	Based on the number of common shares outstanding at the end of each year rather than a weighted average.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global, specialty minerals company and earn our revenues and profits from a diverse group of industrial and consumer product lines.  The principal mineral that we utilize to generate revenues is bentonite.  We own or lease bentonite reserves in the United States, Australia, China and Turkey.  Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, Russia, Azerbaijan and Mexico.  Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve.  We believe that our understanding of bentonite properties, mining methods, processing and application to markets are the core components of our longevity and future prospects.

We operate in five segments:  minerals, environmental, oilfield services, transportation and corporate.  Both our minerals and environmental segments operate manufacturing facilities in North America, Europe, and the Asia-Pacific region.  Our oilfield services segment operates principally in North America but also has a growing presence in Europe, Africa and Asia.  Additionally, we have a transportation segment that performs trucking services for our domestic minerals and environmental businesses as well as third parties.

Our customers are engaged in varied end-markets and geographic regions. Customers in the minerals segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat box filler, cosmetics and detergents.  Customers in our environmental segment include construction contractors, engineering contractors and government agencies.  The oilfield services segment’s customer base is primarily comprised of oil and gas service or exploration companies.  A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence.  A majority of our business is performed under short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

Approximately 68% of our revenue is generated in the Americas, principally North America.  Consequently, the state of the U.S. economy, and especially the metalcasting and industrial construction industries, impacts our revenues.  Our fastest growing markets are in the Asia-Pacific and European regions, which have continued to outpace the United States in economic growth.

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

•
Globalization:  As we have done for decades, we continue to expand our manufacturing and marketing organizations into Europe and Asia-Pacific.  This operating experience enables us to expand further into emerging markets.  We see the significant opportunities in the Asia-Pacific and Eastern European regions for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow.  We expect to take advantage of these growth areas either through our wholly-owned subsidiaries or investments in affiliates and joint ventures.

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

•
Acquisitions: We continually seek opportunities to add complementary businesses to our portfolio of products, as appropriate, when we believe those businesses are fairly valued and fit with our growth strategy.  However, the global economic and credit crisis that exists as we begin fiscal 2009 will make it more challenging for us to do this than it has in recent years.  In 2008, we paid net cash of $41 million to acquire one business within our oilfield services segment.

There can be no assurance that we will achieve success in implementing any one or more of the strategic initiatives described above.

A number of risks will challenge us in meeting our long-term objectives.  We describe certain risks, such as competition and our reliance on economically sensitive markets, under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”  In general, the risks associated with our international operations, including foreign currency and investment risks, our investment in Ashapura, and our exposure to petrochemicals have increased given the status of global capital markets and the global economy.  We intend to manage these risks actively, but there can be no assurance of our success to do so.

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

We make estimates of the amounts of our gross accounts receivable that will not be collectible, and record an allowance for doubtful accounts to reduce the carrying value of accounts receivable to the amount that is expected to be realized.  The allowance for doubtful accounts is established based upon the Company’s historical bad debt experience, a review of the overall aging of the accounts, and an analysis of specific customer accounts, particularly those with past-due balances.  The recorded allowance for doubtful accounts is intended to cover specific customer collection issues identified by management at the balance sheet date, and to provide for potential losses from other accounts based on our historical experience.  Increases in the allowance for doubtful accounts are recorded as an expense and included in general, selling and administrative expenses in the period identified.  Our estimate of the required allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change from period to period.  In addition, it requires us to make judgments about the future collectibility of customer accounts.

Inventory Valuation

Inventories are recorded at the lower of actual manufactured or purchased cost, or estimated net realizable value.  In addition, we regularly review inventory quantities on hand and evaluate significant items to determine whether they are excess or obsolete.  We record the value of estimated excess or obsolete inventory as a reduction of inventory and as an expense which is included in cost of sales in the period it is identified.  Our estimate of excess and obsolete inventory is a critical accounting estimate because it is susceptible to change from period to period.  In addition, it requires us to make judgments about the future demand for inventory.

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

Goodwill and Long-lived Assets

Our goodwill and intangible assets have resulted largely from business combinations or acquisitions that we have completed.  We follow Statement of Financial Accounting Standards No. 141 – Business Combinations when initially recognizing the fair value of assets and liabilities acquired in a business combination.  Under these guidelines, we are required to recognize the intangible assets we acquire in a business combination.  These are typically customer related assets, trademarks and tradenames and non-compete agreements.  We are required to make significant estimates as to the nature of these customer relationships including future profitability and term of the relationships. We are also required to make significant estimates regarding the probability and impact of competition from former owners or management employees of businesses we acquire.  These estimates are critical as we make them from the viewpoint of a market participant and they involve forecasting future results and uncertainties on behalf of the customers whom the acquired business serves.

For property, plant and equipment and intangible assets with finite lives, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  For goodwill and indefinite lived intangible assets, we perform our impairment assessment annually or more frequently if impairment indicators arise.  This assessment is made at the reporting unit level for goodwill and at the individual asset level for indefinite lived intangible assets.

In conducting our impairment tests and in testing the recoverability of long lived assets including property, plant and equipment, we employ models that use estimates of cash flows attributable to the reporting unit or assets being tested, discount rates that reflect the related business risks, and appropriate perpetuity or disposal values.  In developing these projections of future cash flows, we make a variety of important assumptions and estimates that have a significant impact on management’s assessments of whether the carrying values of these assets should be adjusted to reflect impairment.  Among these are assumptions and estimates about the future growth and profitability of the related business unit or asset, and assumptions about anticipated future economic, regulatory and political conditions in the relevant market.

Our estimates related to the carrying values of these assets are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors and due to the uncontrollable variability of market factors underlying them.  For example, judgment is required to determine whether events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  In addition, in performing assessments of the carrying values of these assets, we must make judgments about the future business, economic, regulatory, and political conditions affecting these assets, as well as to select the appropriate risk-related rates for discounting estimated future cash flows, and to develop reasonable estimates of disposal values.

Retirement Benefits

We sponsor a defined-benefit pension plan for substantially all of our United States employees hired on or before December 31, 2003.  In order to measure the expense and obligations associated with these retirement benefits, we estimate various factors used in valuing our assets and liabilities, such as discount rates, expected return on plan assets set aside to fund certain liabilities, rate of compensation increases, employee turnover rates, retirement rates, mortality rates and other factors.  Our benefit plan committee determines the key assumptions related to the discount rate, expected investment rate of return and compensation increases after consulting with the actuarial firm that performs the calculations.  Other assumptions are also set based on consultation with our actuaries.

To determine our net accrued benefit and net periodic benefit cost, we form judgments about the best estimate for each assumption used in the actuarial computation.  The most important assumptions that affect the computations are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In determining the discount rate for December 31, 2008, we utilized the Hewitt above median yield curve, which is a hypothetical double A yield curve comprised of a series of annualized individual discount rates, rounded to the nearest 25 basis points. The discount rates are derived from hypothetical zero coupon bonds which are given equal maturities within their maturity groups. The discount rate used to determine our retirement pension benefit obligation at December 31, 2008, was 6.25%.  A 50 basis point decrease in this discount rate would have increased the benefit obligation at December 31, 2008 by $3.5 million and would increase net cost expected in 2009 by 19%, or $468 thousand.  Likewise at December 31, 2008, a 50 basis point increase in the discount rate would have decreased the benefit obligation by $3.1 million and would decrease the net cost expected in 2009 by 17%, or $424 thousand.

The expected long-term rate of return on plan assets was based on our current asset allocations and the historical long-term performance, as adjusted for existing market conditions. Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data." We assumed a weighted-average expected long-term rate of return on pension plan assets of 8.25% to determine our net benefit cost in 2008. A 50 basis point decrease in the expected return would increase the net cost expected in 2009 by approximately 5%, or $134 thousand. Likewise, a 50 basis point increase in the expected return would decrease the net cost expected in 2009 by approximately 5%, or $134 thousand.

Income Taxes

Our effective tax rate is based on the income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.  We account for our tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and thus our effective tax rate includes the impact of changes to our liability for uncertain tax positions.  Our estimates of income tax items, expense and reserves are considered to be critical accounting estimates because they are susceptible to change from period to period based on rulings by various taxing authorities, changes in tax laws, changes in projected levels of taxable income and availability of future tax planning strategies.

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

Results of Operations for the Three Years Ended December 31, 2008

The discussion below references the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data.”

Consolidated Review

The following table compares our operating results for the past three years.

	Year Ended December 31,
Consolidated	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(Dollars in Thousands)
Net sales	$883,552	$744,334	$611,556	18.7%	21.7%
Cost of sales	658,653	547,820	452,090
Gross profit	224,899	196,514	159,466	14.4%	23.2%
margin %	25.5%	26.4%	26.1%
General, selling and administrative expenses	145,653	121,187	102,078	20.2%	18.7%
Operating profit	79,246	75,327	57,388	5.2%	31.3%
margin %	9.0%	10.1%	9.4%
Other income (expense):
Interest expense, net	(12,154)	(8,915)	(2,951)	36.3%	202.1%
Other, net	(4,880)	(1,139)	231	328.4%	-593.1%
	(17,034)	(10,054)	(2,720)

Income before income taxes and income (loss) from affiliates and joint ventures	62,212	65,273	54,668
Income tax expense	15,167	16,646	10,425	-8.9%	59.7%
Income before income (loss) from affiliates and joint ventures	47,045	48,627	44,243
Income (loss) from affiliates and joint ventures	(21,714)	8,394	5,420	-358.7%	54.9%
Income from continuing operations	25,331	57,021	49,663

Discontinued Operations
Gain (loss) on disposal of discontinued operations	-	(286)	585	-100.0%	-148.9%

Net income	25,331	56,735	50,248	-55.4%	12.9%

The following table details 2008 consolidated sales growth components over 2007:

	Base Business	Acquisitions	Foreign Exchange	Total
Minerals	8.7%	1.3%	-0.3%	9.7%
Environmental	2.1%	0.8%	0.6%	3.5%
Oilfield services	2.8%	1.7%	-0.1%	4.4%
Transportation & intersegment shipping	1.1%	0.0%	0.0%	1.1%
Total	14.7%	3.8%	0.2%	18.7%
% of growth	78.4%	20.4%	1.2%	100.0%

Base business represents operations owned for more than one year.  Acquisitions are those businesses owned less than one year during 2008.  Acquisitions in the table above in 2008 are comprised of five businesses: one acquired in the oilfield services segment in 2008 and four acquired in 2007, three in the minerals segment and one in the environmental segment. Foreign exchange isolates the impact of currency changes over the prior-year period.

In comparing 2008 with 2007, our minerals segment accounted for approximately 52% of the growth in sales, while our environmental and oilfield services segments contributed 19% and 24%, respectively.  Transportation segment revenues increased by approximately 6%.  Approximately 22% of the growth in net sales for 2008 was attributed to acquisitions and favorable foreign currency translation combined.

The following table provides a comparison of consolidated sales by geographical region over the last three years:

	2008	2007	2006

Americas	68.2%	68.2%	69.0%
EMEA *	22.4%	23.8%	23.4%
Asia Pacific	9.4%	8.0%	7.6%

Total	100.0%	100.0%	100.0%

* Europe, Middle East and Africa

Sales in our foreign markets continued their strong growth in 2008 as our market share grows in these areas in addition to the economies of these regions also experiencing stronger growth for our products.

Gross profit

Although cost pressures were experienced, increased sales generated the 14% increase in gross profit in 2008 over 2007.  On a segment basis, minerals contributed 48% of the increase over 2007, while environmental and oilfield services accounted for 20% and 29%, respectively.  In comparison of 2007 with 2006, the 23% increase in gross profit also followed sales growth but more of the growth came from our environmental and oilfield services groups, each comprising 44% of the growth, while our minerals segment comprised 12% of the growth.  The strong growth in 2008 from our minerals segment reflects the selling price increases and strong growth from investments we made in overseas businesses whereas our oilfield services and environmental businesses started to experience a slow down in their sales due to contraction in the markets they serve in late 2008.

Gross margin decreased in 2008 as, proportionally, less sales were derived from our oilfield services and environmental segments.  These segments generate greater margins than our minerals business due to the value-added nature and technical demands of their products.  Gross margin increased in 2007 due to a similar dynamic – sales being more concentrated in the higher margin businesses of our oilfield services and environmental segments.

General, selling and administrative expenses (GS&A)

Acquired businesses accounted for 16% of the increase, or $3.9 million, in GS&A expenses over the 2007 period, which also includes a $2.4 million benefit from a gain on the sale of vacant land.   In 2007, acquisitions comprised $9.5 million, or 50% of the increase in GS&A.  Increased personnel and employee benefit expenses coupled with expenses associated with investments in growing businesses overseas represent the largest portions of the remaining increases in both years.

Operating profit

Organic growth comprised 38% of the growth in operating profit over the 2007 period whereas acquisitions comprised 36%.  Operating profit growth was largest in our minerals and oilfield services segments, partly reflective of sales increases being largest in these segments as well.  Excluding the $2.4 million gain on the sale of vacant land that occurred in 2007 in our environmental segment, that segment’s operating profit increased marginally in 2008.  In 2007, acquisitions represented a similar portion, 35%, of the growth in operating profits. In addition, a greater proportion of 2007 profits were generated in our oilfield services and environmental segments, contributing to the increase in operating profit margin in 2007 over the 2006 period as these are our higher margin businesses.

Net interest expense

Net interest expense continued to increase in 2008 as it did in 2007, both due to greater average debt levels.  Average debt levels were $210.5 million, $138.3 million and $73.6 million in 2008, 2007 and 2006, respectively.  Debt has increased in both of the last two years to support acquisitions and working capital requirements as our businesses continue to grow.  Average interest rates on our funded debt were 5.2%, 5.6% and 5.8% in 2008, 2007 and 2006, respectively.  A majority of the interest on our debt is based upon LIBOR rates.

Other income (expense), net

Other income (expense), net is composed of a number of miscellaneous transactions, primarily foreign currency transaction gains and losses and gains and losses on foreign currency derivatives.  The losses increase significantly in 2008 as we entered into several derivative transactions to hedge the purchase of  certain mineral rights in South Africa, the price of which was denominated in Australian Dollars (AUD).  Of the $4.9 million of losses in 2008, $2.4 million relates to these AUD derivative hedges.  The remainder relates to unfavorable movements in foreign currency exchange rates on financial assets in our overseas businesses.  We are particularly sensitive to exchange rate fluctuations between the U.S. dollar versus the Euro, British pound and Polish zloty.  We also have significant exposure to changes in exchange rates between the British pound and the Euro as well as between the Polish zloty and the Euro.

Income taxes

The effective income tax rate for 2008 was 24.4%, compared with 25.5% in 2007 and 19.1% in 2006.  The largest factors giving rise to the changes between years lies in the amount of depletion deductions and income generated in domestic versus foreign jurisdictions, which have lower tax rates.  A schedule reconciling the U.S. federal statutory income tax rate to our effective rate is included in Note 7 of the Notes to Consolidated Financial Statements.  Income tax expense was positively impacted in 2006 by completion of audits of amended income tax returns filed in 2004.  The result was a reduction in our tax contingency reserves of approximately $3.4 million.

Income (losses) from affiliates and joint ventures

We incurred losses of $21.7 million from our equity investees in 2008, reflecting a $22.8 million loss incurred by our Ashapura investment, of which we own 21%.  Ashapura mines bauxite which is used to produce alumina, which is then used to produce aluminum.  The bauxite business had particularly strong earnings in 2007 and 2006. In 2008, Ashapura’s earnings decreased materially due to decreases in the fair value of derivatives and also due to decreases in bauxite shipments, which resulted from actions by local government regulators. Ashapura’s foreign currency derivative instruments suffered significant decreases in fair value given currency exchange movements between the Indian Rupee (INR) and USD in 2008.  In addition, over concerns regarding the lack of value-added activities being performed in their local jurisdiction, regulatory agencies forced Ashapura to stop mining bauxite.

At December 31, 2008, the value of our investment in Ashapura as recorded in our balance sheet is zero and we have $2.3 million of unrecorded losses.  Under the equity method of accounting, if our investment balance increases, we will record additional losses until we exhaust our unrecorded losses.  Thus, we are unable to predict when or how much income or losses we will record from Ashapura in future periods.  For additional details on our Ashapura investment, please see our Risk Factors included in Item 1A of Part 1 of this Form 10-K.

For all other equity investees, we recorded income of $1.1 million, $1.4 million and $1.0 million of income in each of 2008, 2007 and 2006, respectively.

Discontinued operations

In April 2007, we sold a business based in the U.K. that resulted in the $0.3 million loss from discontinued operations.

Net income

The decrease in net income in 2008 is attributable to the losses from affiliates and joint ventures, as previously described.  In 2007, net income increased, reflective of our growth in operating profits and income from equity investees, offset somewhat by the cost of achieving this operating profit growth, i.e. increased interest and tax expenses.

Earnings per share

Our weighted average number of shares of common stock and common stock equivalent shares outstanding has remained relatively constant over the past 3 years, and thus the change in diluted earnings per share each year is commensurate with the change in our net income.

Segment Reviews

Following is a review of the operating results for each of our five segments:

Minerals Segment

	Year Ended December 31,
Minerals	2008		2007		2006		2008 vs. 2007	2007 vs. 2006
	(Dollars in Thousands)
Net sales	$428,986	100.0%	$356,670	100.0%	$316,751	100.0%	20.3%	12.6%
Cost of sales	348,928	81.3%	290,371	81.4%	255,064	80.5%
Gross profit	80,058	18.7%	66,299	18.6%	61,687	19.5%	20.8%	7.5%
General, selling and administrative expenses	39,579	9.2%	32,194	9.0%	27,476	8.7%	22.9%	17.2%
Operating profit	40,479	9.5%	34,105	9.6%	34,211	10.8%	18.7%	-0.3%

Revenues originating from - Minerals	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2008	70.1%	16.0%	13.9%	100.0%
2007	71.9%	15.8%	12.3%	100.0%
2006	73.5%	15.7%	10.8%	100.0%

	Year Ended December 31,
Minerals Product Line Sales	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(Dollars in Thousands)
Metalcasting	$175,072	$152,358	$136,357	14.9%	11.7%
Specialty materials	104,242	90,374	75,215	15.3%	20.2%
Pet products	78,260	65,804	58,332	18.9%	12.8%
Basic minerals	65,383	43,269	42,801	51.1%	1.1%
Other product lines	6,029	4,865	4,046	23.9%	20.2%

Total	428,986	356,670	316,751

2008 vs. 2007

Base business accounted for 89% of the growth in net sales, while acquisitions and foreign currency translation accounted for 14% and -3%, respectively.  The trend in the composition of our revenues by geographic region continues to grow in our EMEA and Asia Pacific regions as we continue to invest in growing economies in those regions, predominantly Turkey, China and South Africa.

Our metalcasting product group experienced not only increased volumes but also significant price increases primarily in the United States. Our basic minerals product lines experienced strong growth due to increased demand for minerals used in drilling well applications. Our specialty products benefited from a full year’s sales of the Turkish operation we acquired in 2007 in addition to favorable foreign currency exchange rate movements.  Our pet products sales, which are largely concentrated in the United States, continue to increase due to increases in pet ownership rates but also due to increased trends for private label, scoopable cat litter (as opposed to more expensive, name brand labels) given economic conditions.

Gross profits increased due to the increase in sales as gross margin remained roughly the same.  In 2008, the minerals segment continued to experience cost pressures within cost of goods sold, but these cost increases were less than the significant price increases we made across many of our product lines.

Overall GS&A costs increased by $7.4 million in 2008.  Acquisitions and expenses incurred in developing markets, such as South Africa, comprised $2.7 million of this increase, or 36%.  We also spent an additional $1.9 million on employee and employee benefit costs.  Increases of $1.3 million in research and development expenses account for the largest remaining portion of cost increases; our increased research expenses in 2008 largely relate to providing new products to our domestic market.

2007 vs. 2006

Base business accounted for 52% of the growth in net sales over 2006, while acquisitions and foreign currency translation represented 30% and 18%, respectively, of the increase.  Base business growth was largely driven by higher shipments from the Asia-Pacific metalcasting business operations.  While demand in the domestic metalcasting market declined in 2007, pricing increased to offset rising production and transportation costs.  Acquisitions and increased market share of health and beauty products contributed to the improvement in specialty materials.  Pet products sales increased due to higher bulk product shipments and prices.

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

Operating margin declined by 120 basis points from 2006 in conjunction with the lower gross margin and increase in GS&A expenses.

Environmental Segment

	Year Ended December 31,
Environmental	2008		2007		2006		2008 vs. 2007	2007 vs. 2006
	(Dollars in Thousands)
Net sales	$278,708	100.0%	$252,776	100.0%	$203,128	100.0%	10.3%	24.4%
Cost of sales	187,109	67.1%	166,717	66.0%	133,414	65.7%
Gross profit	91,599	32.9%	86,059	34.0%	69,714	34.3%	6.4%	23.4%
General, selling and administrative expenses	54,530	19.6%	47,665	18.9%	42,963	21.2%	14.4%	10.9%
Operating profit	37,069	13.3%	38,394	15.1%	26,751	13.1%	-3.5%	43.5%

Revenues originating from - Environmental	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2008	52.3%	41.3%	6.4%	100.0%
2007	51.6%	42.6%	5.7%	100.0%
2006	53.5%	40.5%	6.0%	100.0%

	Year Ended December 31,
Environmental Product Line Sales	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(Dollars in Thousands)
Lining technologies	$174,895	$149,191	$110,906	17.2%	34.5%
Building materials	78,380	80,555	69,529	-2.7%	15.9%
Other product lines	25,433	23,030	22,693	10.4%	1.5%

Total	278,708	252,776	203,128

2008 vs. 2007

Base business accounted for 60% of the growth in net sales, while acquisitions and favorable foreign currency translation accounted for 22% and 18%, respectively.  Both acquisition and foreign currency growth is attributable to our business in Poland, which acquired a business in December 2007 and also experienced significant appreciation of the Zloty versus the Euro.

The majority of the increase in sales is attributable to our lining technologies product group due to increased volumes. Although domestic building materials products along with our Polish operations generated increased sales, unfavorable foreign currency exchange rate movements and decreased economic conditions in Western European countries resulted in an overall decrease in sales within the building materials group.

Gross profits increased due to the increase in sales, but gross margin decreased as sales were more concentrated in lining technology products, which carry lower margins than our other product groups.

GS&A expenses increased by $6.9 million partly because the prior year includes a $2.4 million gain on sale of vacant land.  Our Polish subsidiary had a significant increase in GS&A expenses of $1.2 million due in large part to costs associated with the acquisition and increased sales, such as employee and commission expenses.  The remainder of the increase is associated with increased employee and employee related costs.

2007 vs. 2006

Base business accounted for approximately 58% of the growth in net sales, while acquisitions and favorable foreign currency translation each contributed 21%. Increased shipments and service revenues in our Polish operation was the primary contributor to our environmental segment’s growth.  Consequently, EMEA increased in proportion to total sales by 210 basis points.  Besides the growth contributed by the Poland operations, lining technologies sales were aided by acquisitions and the U.S.-based contracting services business.  Building materials growth was driven by improved market penetration throughout the EMEA region.

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

Oilfield Services Segment

	Year Ended December 31,
Oilfield services	2008		2007		2006		2008 vs. 2007	2007 vs. 2006
	(Dollars in Thousands)
Net sales	$133,600	100.0%	$100,572	100.0%	$61,928	100.0%	32.8%	62.4%
Cost of sales	87,094	65.2%	62,178	61.8%	39,933	64.5%
Gross profit	46,506	34.8%	38,394	38.2%	21,995	35.5%	21.1%	74.6%
General, selling and administrative expenses	23,279	17.4%	19,177	19.1%	10,934	17.7%	21.4%	75.4%
Operating profit	23,227	17.4%	19,217	19.1%	11,061	17.8%	20.9%	73.7%

Revenues orginating from - Oilfield services	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2008	85.0%	10.8%	4.2%	100.0%
2007	85.6%	12.6%	1.8%	100.0%
2006	82.0%	18.0%	0.0%	100.0%

2008 vs. 2007

Base business and acquisitions comprised 64% and 39% of the increase in sales, respectively.  An acquisition in the coiled tubing market in May 2008 constituted the growth from acquisitions.  Growth in our developing markets contributed a significant portion of our base business growth, as can be seen in the increase in sales from our Asia Pacific businesses.  Our introduction of new filtration technologies and entrance into other domestic markets within the United States comprised the remainder of the increased sales within our Oilfield services segment.

Gross profits increased $8.1 million due to increased sales, but gross margin decreased as increased competition causes jobs to become less profitable.  Competition has increased due to a decrease in overall demand for services occurring in late 2008 due to hurricane activity and a slowdown in economic conditions.

GS&A expenses increased by $4.1 million, $2.4 million of which was due to acquisitions and establishing operations in new overseas markets.  The remaining increase is due to increased employee and employee related costs as well as increased reserves for bad debts.

2007 vs. 2006

Base business contributed approximately 57% of the growth in revenues over 2006.  Acquisitions accounted for 41% of the increase and favorable foreign currencies represented the remainder.  Higher demand for water treatment services in the Gulf of Mexico was the primary contributor to base business growth.  Domestic land and offshore well-testing services also increased as a result of higher oil and gas production.  Acquired product line sales, equipment rental and nitrogen services, also followed the growth in land and offshore oil and gas production.

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

Transportation Segment

	Year Ended December 31,
Transportation	2008		2007		2006		2008 vs. 2007	2007 vs. 2006
	(Dollars in Thousands)
Net sales	$63,921	100.0%	$52,409	100.0%	$50,228	100.0%	22.0%	4.3%
Cost of sales	57,185	89.5%	46,647	89.0%	44,158	87.9%
Gross profit	6,736	10.5%	5,762	11.0%	6,070	12.1%	16.9%	-5.1%
General, selling and administrative expenses	3,490	5.5%	2,994	5.7%	3,198	6.4%	16.6%	-6.4%
Operating profit	3,246	5.0%	2,768	5.3%	2,872	5.7%	17.3%	-3.6%

In each of the past two years, revenues have increased over the previous year due primarily to greater fuel surcharges, which are passed through to customers.  The increased concentration of revenues in fuel surcharges and shortfalls in passing on these surcharges to customers contributes to the decrease in gross margins in these periods as well.  The industry continues to experience pressure in haulage rates as demand for truckloads has slowed.

GS&A expenses increased in 2008 due to increased employee and employee related expenses.

Corporate Segment

	Year Ended December 31,
Corporate	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(Dollars in Thousands)
Intersegment shipping sales	$(21,663)	$(18,093)	$(20,479)
Intersegment shipping costs	(21,663)	(18,093)	(20,479)
Gross profit	-	-	-
Corporate general, selling and administrative expenses	24,775	19,157	17,507	29.3%	9.4%
Operating loss	(24,775)	(19,157)	(17,507)

Intersegment shipping sales and costs are related to billings from the transportation segment to the domestic minerals and environmental segments for services.  These services are invoiced to the minerals and environmental segments at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions and are related to changes in sales in each of these businesses.

Corporate GS&A costs include expenses for management information systems, human resources, investor relations, corporate communications, finance and executive management costs.

2008 vs. 2007

GS&A expenses increased in 2008 due to increases in employee benefits expenses, decreases in the market value of assets invested to fund certain employee related liabilities, and increased expenses associated with information technology expenditures incurred to improve our infrastructure and operations.

2007 vs. 2006

Increased personnel and professional service fees accounted for the increase in Corporate GS&A over 2006.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, and borrowings from our revolving credit facility have been our primary sources of funds used to provide working capital, make capital expenditures, acquire businesses, repurchase common stock and pay dividends to shareholders.  We believe cash flows from operations and borrowings from our unused and committed credit facility will be adequate to support our current business needs for the foreseeable future given our current debt.  As we enter 2009 and given the current economic climate and credit crisis, it is unlikely that we would pursue a substantial acquisition.  However, we may need additional debt or equity facilities in order to pursue acquisitions, when and if these opportunities become available, and we may or may not be able to obtain such facilities on terms substantially similar to our current facilities as discussed in Item 1A – Risk Factors of this Form 10-K

Cash provided by operating activities decreased in 2008 from 2007 levels given increased levels of inventory investments and less of an increase in accounts payable.  Given the lack of localized mining facilities in certain markets and the freight savings of shipping in bulk quantities, the level of clay stockpiles in our overseas facilities are sensitive to the timing of when they receive such bulk shipments, partially giving rise to the increase in inventory levels.  Our domestic mineral stockpiles also increased, partly due to the mix of clays mined but also to general economic slowdowns.  In 2007, we were more successful at delaying vendor payments.

In 2007, cash from operating activities increased largely as a result of greater net income and our ability to delay vendor payments.

Undistributed earnings from affiliates and joint ventures represents the non-cash income or loss that we record in our Consolidated Statement of Operations, adjusted for distributions received.  In years prior to 2008, this amount is a reduction from cash generated from operating activities since the income recognized exceeds the cash income distributed to us.  In 2008, this amount is positive, reflecting that the losses, or reductions to net income, we recorded in 2008 were non-cash losses.

Our investing activities in 2008 used $4.8 million more cash than in 2007.  This results largely from a $6 million loan made to an entity owning a chrome sand deposit in South Africa.  In 2009, we completed our purchase of a portion of this mineral deposit and received repayment of this loan.

We acquired one business in 2008 in our oilfield services segment that provides coil tubing services in oil and gas well applications for which we paid net cash of approximately $41.0 million.  In 2008, we also purchased a 25% equity interest in a group of mining and processing operations in Russia, which is included in the $14.1 million expended for Investments in and advances to affiliates and joint ventures.  In 2007, we acquired four businesses – two within our environmental segment and two within our minerals segment, for which we paid net cash of approximately $38.0 million.  In addition to reducing our capital expenditures in 2009, our likelihood of completing acquisitions in 2009 will be more challenging as previously mentioned.

In 2007, our investing activities used $15.0 million less cash than in 2006, largely reflective of the fact that we spent significantly more money on acquisitions in 2006.

In 2008, we declared dividends of $0.68 per share, as compared to $0.60 per share in 2007 and $0.49 per share in 2006.  In 2008, we repurchased less of our common stock in the open market than we have in previous years.  We elect to repurchase our common stock in the open market from time to time when we believe utilizing funds in this manner will provide a good return to our shareholders.  Our authorization to repurchase common stock expired November 10, 2008 and was not renewed under a new plan.

Cash provided by financing activities increased in 2008 as we borrowed more cash to fund working capital needs, acquire a business and make other investments.  In 2007, we borrowed less than the prior year as we used less cash in working capital needs and received tax refunds.  As of December 31, 2008, we had net outstanding debt (net of cash) of $237.4 million versus $139.0 at the end of the prior year. Total funded debt represented 44%, 32%, and 28% of total capitalization at December 31, 2008, 2007 and 2006, respectively.

Working capital was approximately $262.7 million and $202.5 million as of December 31, 2008 and 2007, respectively.  The current ratio (current assets divided by current liabilities) was 3.4-to-1 and 3.0-to-1 as of the end of 2008 and 2007, respectively.  Working capital increased in 2008 due to increased accounts receivable levels, increased inventory levels, and less of an ability to delay vendor payments, as highlighted previously.

Contractual Obligations and Off-balance Sheet Arrangements

The following schedule sets forth details of our long-term contractual obligations at December 31, 2008:

	Payments due by period
		Less
		than 1	2-3	4-5	After 5
	Total	Year	Years	Years	Years
	(in millions)
Bank debt and capital lease obligations	$258.0	$0.2	$0.7	$177.3	$79.8
Operating lease obligations	81.5	7.9	14.2	9.3	50.2
Unconditional purchase obligation	1.3	1.3	-	-	-
Deferred acquisition payments	1.0	0.8	0.2	-	-
Capital expenditures	13.3	13.3	-	-	-
Total contractual cash obligations	355.1	23.5	15.0	186.6	130.0

Amounts included within our financial statements

At December 31, 2008, long-term debt on our Consolidated Balance Sheet includes bank debt of approximately $166.8 million due under our revolving credit agreement, which provides for a commitment of $225 million in borrowing capacity and matures on April 1, 2013.   Long-term debt also includes $75 million of debt for our Senior notes, which are payable at maturity on April 2, 2017.  Payments relating to these debt instruments are included in the Bank debt and capital lease obligations in the table above.  Further information about both of these bank debt instruments is included in our Notes to Consolidated Financial Statements.

We have recorded a liability for an interest rate swap derivative which effectively hedges the variable interest rate of our Senior notes. We have not presented this obligation in the table above as the payment at maturity, April 2, 2017, can vary based on changes in fair value of the interest rate swap. Further information about this interest rate swap derivative is included in our Notes to Consolidated Financial Statements.

We have recorded liabilities to satisfy the land reclamation obligations discussed in our Notes to Consolidated Financial Statements.  The above table excludes expenditures to satisfy these liabilities as we can not estimate the timing of these payments since they are not contractually due until the expiration of individual mining permits, which are frequently renewed.

Our financial statements include a provision for unrecognized tax benefits as discussed in our Notes to Consolidated Financial Statements.  At December 31, 2008, these amounts were $6.1 million and are excluded from the table above as the timing of these amounts is uncertain.

Amounts excluded from our financial statements

Operating leases relate to non-cancelable obligations for corporate facilities, transportation equipment, machinery and equipment, computer and office equipment, automobiles, and office and plant facilities.  Included in the above table are amounts for rent due under our operating lease commitment for our new corporate facility.  Payments under this lease occur in January 2009 through December 2028. These lease payments in 2009 approximate $2.5 million and increase 2% annually thereafter.  Additional information regarding operating leases is disclosed in our Notes to the Consolidated Financial Statements.

We occasionally enter into unconditional purchase obligations that contemplate future, irrevocable payments, typically for inventory items, under enforceable contracts which can not be cancelled without penalty.  We also have commitments with vendors for the purchase of property, plant and equipment under noncancelable purchase orders included in capital expenditures in the above table.

We expect to contribute up to $1 million to our defined benefit pension plan in 2009.  That amount is an elective contribution since current laws and regulations do not mandate that we make contributions to the plan given its current funded status.  We have not presented this obligation or the obligation for future years in the table above since it is discretionary and the funding can vary from year to year based on changes in the fair value of pension plan assets and actuarial assumptions.

At December 31, 2008 and 2007, we had outstanding standby letters of credit of $24.7 million and $24.8 million, respectively, which are not included in the obligations in the table above.  These letters of credit typically serve to guarantee the Company’s performance of its obligations related to land reclamation and workers’ compensation claims.  We have recognized the estimated costs of our obligations related to land reclamation and workers’ compensation claims in our consolidated balance sheets as of December 31, 2008 and 2007.

At December 31, 2008, we also have $26.1 million of performance bonds outstanding which are not included in the table of contractual obligations.  These bonds typically serve to guarantee performance to customers under long-term service contracts within our construction service businesses.

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

Our various currency exposures often offset each other, providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk.  As of December 31, 2008, the notional amount of our foreign currency contracts outstanding was Australian dollar (AUD) 32.8 million.

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

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total
(US$ equivalent in thousands)
Short-term debt:
Fixed rate (US$)	$87	$-	$-	$-	$-	$-	$87
Interest rate	10.00%	-	-	-	-	-
Fixed rate (Zloty)	32	-	-	-	-	-	32
Interest rate	5.82%	-	-	-	-	-
Fixed rate (Turkish Lira)	56	-	-	-	-	-	56
Interest rate	19.19%	-	-	-	-	-
Long-term debt:
Variable rate - Senior notes (US$)	-	-	-	-	-	75,000	75,000
Average interest rate	-	-	-	-	-	5.71%
Variable rate - Other (US$)	-	94	85	17	139,886	4,800	144,882
Average interest rate	-	10.10%	10.78%	11.40%	4.91%	1.45%
Variable rate (THB)	-	-	-	-	6,689	-	6,689
Interest rate	-	-	-	-	5.33%	-
Variable rate (UK£)	-	-	-	-	11,295	-	11,295
Average interest rate	-	-	-	-	4.41%	-
Fixed rate (RMB)	-	-	-	-	1,468	-	1,468
Interest rate	-	-	-	-	7.04%	-
Variable rate (AUD)	-	-	-	-	1,416	-	1,416
Average interest rate	-	-	-	-	6.82%	-
Variable rate (€)	-	-	-	-	16,072	-	16,072
Average interest rate	-	-	-	-	6.26%	-

Total	175	94	85	17	176,825	79,800	256,996

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

Item 8. Financial Statements and Supplementary Data

See the Index to Financial Statements and Exhibits and Financial Statement Schedule on page 41. Such financial statements and schedule are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports we file or submit under the Exchange Act.  Notwithstanding the foregoing, we believe that the financial statements included within this report fairly present in all material respects the financial position and results of operations of the Company, in conformity with generally accepted accounting principles in the United States, for the periods presented.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As provided for by current regulation, our evaluation did not include an assessment of the internal control over financial reporting of the business we acquired in 2008.  Based on this evaluation, we conclude that our internal control over financial reporting was not effective as of December 31, 2008.

In conducting the aforementioned evaluation and assessment, we identified a material weakness in our internal control over financial reporting relative to incorporating the results of our equity investees in our financial statements pursuant to the equity method of accounting.  During the process of preparing our financial statements for the year ended December 31, 2008, we discovered that we did not properly account for derivative instruments held by Ashapura.  Historically, Ashapura has entered into a variety of derivative contracts to hedge foreign currency exposure on its receivables and payables.  These derivative contracts primarily relate to the conversion of currencies between the USD and the INR. Unlike Indian accounting principles, accounting principles generally accepted in the United States (US GAAP) require that we record the fair value of these derivative contracts in our balance sheet as of the end of each reporting period and record the changes in these fair values in our statement of operations.

In the course of preparing our financial statements for the year ended December 31, 2008, we discovered that we have not historically included some of Ashapura’s derivative contracts in the fair value calculations and have not correctly computed the fair value of their other derivative contracts.  These errors occurred because our system of internal controls did not contain sufficient review procedures to prevent such errors from occurring.  This control weakness resulted in material errors which led to the restatement of our financial results for the interim periods ended June 30, 2008 and September 30, 2008 to adjust the amount of equity earnings (losses) recorded in order to recognize unrealized, non-cash, fair market valuations of Ashapura’s derivative contracts as of the end of each period.

Our independent registered public accounting firm has audited our internal control over financial reporting as of the end of the period covered by this report as stated in their report, which appears in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are working to design and implement appropriate procedures in order to remediate the material weakness in our internal control over financial reporting with respect to including the results of equity investees in our financial statements.  Specifically, we have transferred responsibility for the accounting for equity investees from our minerals segment to our corporate segment.

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

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees.  The Code, our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are publicly available on our website at www.amcol.com and are available in print, free of charge, to any shareholder upon request to our Corporate Secretary at AMCOL International Corporation, 2870 Forbs Avenue, Hoffman Estates, Illinois 60192.  If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

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
2. See Index to Financial Statements and Financial Statement Schedule below.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited the accompanying consolidated balance sheets of AMCOL International Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOL International Corporation and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the measurement provision of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2008 and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMCOL International Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 10, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited AMCOL International Corporation’s internal control over financial reporting  as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  AMCOL International Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a business acquired during the year ended December 31, 2008, which is included in the 2008 consolidated financial statements of AMCOL International Corporation and Subsidiaries and constituted $36,799 of total and net assets, respectively, as of December 31, 2008 and $12,743 and $809 of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of AMCOL International Corporation also did not include an evaluation of the internal control over financial reporting of this business.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s accounting for equity method investees. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated March 10, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, AMCOL International Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/  Ernst & Young LLP

Chicago, Illinois
March 10, 2009

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

ASSETS	December 31,
	2008	2007

Current assets:
Cash and cash equivalents	$19,441	$25,282
Accounts receivable:
Trade	169,329	157,268
Other	28,282	9,567
Inventories	125,066	91,367
Prepaid expenses	12,812	13,529
Deferred income taxes	5,358	4,374
Income taxes receivable	3,490	2,768
Other	7,409	475

Total current assets	371,187	304,630

Investment in and advances to affiliates and joint ventures	30,025	49,309

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	17,186	21,394
Depreciable assets	380,555	352,100
	397,741	373,494
Less: accumulated depreciation and depletion	206,398	196,904
	191,343	176,590
Other assets:
Goodwill	68,482	59,840
Intangible assets	53,974	41,257
Deferred income taxes	15,867	5,513
Other assets	13,702	15,007
	152,025	121,617
	744,580	652,146

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,
	2008	2007
Current liabilities:
Accounts payable	$45,297	$44,274
Accrued liabilities	63,197	57,833
Total current liabilities	108,494	102,107

Long-term debt	256,821	164,232

Minority interests in subsidiaries	3,558	327
Pension liabilities	22,939	9,576
Deferred compensation	5,904	7,559
Other liabilities	20,658	16,022
	53,059	33,484
Stockholders’ equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized;
32,015,771 shares issued in 2008 and 2007	320	320
Additional paid in capital	86,350	81,599
Retained earnings	262,453	258,164
Accumulated other comprehensive income (loss)	(4,721)	33,248
	344,402	373,331
Less:
Treasury stock (1,577,787 and 1,921,943 shares in 2008 and 2007, respectively)	18,196	21,008
	326,206	352,323
	744,580	652,146

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Continuing Operations
Net sales	$883,552	$744,334	$611,556
Cost of sales	658,653	547,820	452,090
Gross profit	224,899	196,514	159,466
General, selling and administrative expenses	145,653	121,187	102,078
Operating profit	79,246	75,327	57,388
Other income (expense):
Interest expense, net	(12,154)	(8,915)	(2,951)
Other, net	(4,880)	(1,139)	231
	(17,034)	(10,054)	(2,720)
Income before income taxes and income (loss) from affiliates and
joint ventures	62,212	65,273	54,668
Income tax expense	15,167	16,646	10,425
Income before income (loss) from affiliates and joint ventures	47,045	48,627	44,243
Income (loss) from affiliates and joint ventures	(21,714)	8,394	5,420
Income from continuing operations	25,331	57,021	49,663

Discontinued Operations
Gain (loss) on discontinued operations	-	(286)	585

Net income	25,331	56,735	50,248

See accompanying notes to consolidated financial statements.

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Earnings per share
Basic earnings per share:
Continuing operations	$0.83	$1.89	$1.65
Discontinued operations	-	(0.01)	0.02
Net income	0.83	1.88	1.67

Diluted earnings per share:
Continuing operations	$0.82	$1.84	$1.60
Discontinued operations	-	(0.01)	0.02
Net income	0.82	1.83	1.62

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net income	$25,331	$56,735	$50,248
Other comprehensive income (loss) -
Pension adjustment (net of $4,612 tax benefit in 2008,
$1,496 tax expense in 2007, and $125 tax expense in 2006)	(7,786)	3,003	216
Unrecognized loss on interest rate swap agreement (net of $1,857 tax benefit in 2008, and net of $399 tax benefit in 2007)	(2,958)	(783)	-
Foreign currency translation adjustment	(27,225)	14,370	9,787
Comprehensive income (loss)	(12,638)	73,325	60,251

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)

					Accumulated
	Common Stock				Other
	Number		Additional		Comprehensive
	Of		Paid-in	Retained	Income	Treasury
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
Balance at December 31, 2005	32,015,771	$320	$72,194	$184,125	$8,644	$(16,427)	248,856
Net income				50,248			50,248
Cash dividends ($0.49 per share)				(14,683)			(14,683)
Currency translation adjustment					9,787		9,787
Purchase of 259,446 treasury shares						(6,645)	(6,645)
Sales of 412,163 treasury shares pursuant to options			(385)			4,536	4,151
Tax benefit from employee stock plans			2,241				2,241
Vesting of common stock in
connection with employee stock plans			2,636				2,636
Minimum pension liability (net of $125 tax expense)					216		216
Adjustment upon adoption of SFAS 158
(net of tax benefit of $975)					(1,989)		(1,989)

Balance at December 31, 2006	32,015,771	320	76,686	219,690	16,658	(18,536)	294,818
Net income				56,735			56,735
Adjustment upon adoption of FIN 48				(253)			(253)
Cash dividends ($0.60 per share)				(18,008)			(18,008)
Currency translation adjustment					14,370		14,370
Purchase of 265,957 treasury
shares						(6,622)	(6,622)
Issuance of 423,429 treasury shares pursuant to
options and acquisitions			(314)			4,150	3,836
Tax benefit from employee stock plans			2,140				2,140
Vesting of common stock in connection with
employee stock plans			3,087				3,087
Unrecognized loss on interest rate swap agreement					(783)		(783)
(net of $399 tax benefit)
Pension adjustments (net of $1,496 tax expense)					3,003		3,003

Balance at December 31, 2007	32,015,771	320	81,599	258,164	33,248	(21,008)	352,323
Net income				25,331			25,331
Adjustment upon adoption of SFAS 158 Measurement date transition				(423)			(423)
Cash dividends ($0.68 per share)				(20,619)			(20,619)
Currency translation adjustment					(27,225)		(27,225)
Purchase of 81,081 treasury
shares						(2,062)	(2,062)
Issuance of 425,237 treasury shares pursuant to
options and acquisitions			382			4,874	5,256
Tax benefit from employee stock plans			1,214				1,214
Vesting of common stock in
connection with employee stock plans			3,155				3,155
Unrecognized loss on interest
rate swap agreement (net of $1,857 tax benefit)					(2,958)		(2,958)
Pension adjustments (net of $4,612 tax benefit)					(7,786)		(7,786)

Balance at December 31, 2008	32,015,771	$320	$86,350	$262,453	$(4,721)	$(18,196)	$326,206

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$25,331	$56,735	$50,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	33,985	29,219	20,483
Undistributed losses (earnings) from affiliates and joint ventures	22,526	(7,229)	(4,836)
Increase (decrease) in allowance for doubtful accounts	1,905	(40)	1,460
Decrease (increase) in deferred income taxes	(2,793)	(1,289)	(3,852)
Tax benefit from employee stock plans	1,214	2,140	2,241
Gain on sale of depreciable assets	(365)	(2,591)	(929)
Impairment charge	-	-	950
Stock compensation expense	3,155	3,087	2,636
Excess tax benefits on stock option exercises	(1,188)	(2,030)	(1,955)
Other	(234)	79	(585)

(Increase) decrease in current assets, net of effects of acquisitions:
Accounts receivable	(26,413)	(29,157)	(28,452)
Income taxes receivable	(836)	(2,768)	4,864
Inventories	(38,477)	(5,460)	(5,803)
Prepaid expenses	831	(3,290)	(3,496)
Decrease (increase) in other assets	440	-	-
Increase (decrease) in current liabilities, net of effects of acquisitions:
Accounts payable	(3,133)	16,790	(127)
Accrued liabilities and income taxes	334	4,231	12,675
(Increase) decrease in other noncurrent assets	3,600	(1,913)	(2,758)
Increase (decrease) in other noncurrent liabilities	(1,495)	9,667	3,924
Net cash provided by operating activities	18,387	66,181	46,688

Cash flow from investing activities:
Proceeds from sale of depreciable assets	23,159	6,896	3,155
Capital expenditures	(37,078)	(46,004)	(42,099)
Capital expenditures - corporate building	(23,662)	(7,050)	-
Investments in and advances to affiliates and joint ventures	(14,067)	(6,636)	(5,645)
Acquisition of businesses, net of cash acquired	(42,769)	(45,191)	(63,248)
Advances to non-affiliates	(6,000)	-	-
Receipts from (payments to) minority interest partners	1,555	-	-
Changes in restricted cash	(1,723)	2,504	(3,706)
Decrease (increase) in other assets	(33)	(386)	654
Net cash used in investing activities	(100,618)	(95,867)	(110,889)
Cash flow from financing activities:
Proceeds from issuance of debt	641,390	416,470	160,453
Principal payments of debt	(542,858)	(366,122)	(84,977)
Proceeds from sales of treasury stock	1,608	3,336	2,577
Purchases of treasury stock	(2,062)	(6,622)	(5,554)
Excess tax benefits on stock option exercises	1,188	2,030	1,955
Dividends	(20,619)	(18,008)	(14,678)
Other	-	255	-
Net cash provided by (used in) financing activities	78,647	31,339	59,776
Effect of foreign currency rate changes on cash	(2,257)	5,824	6,233
Net increase (decrease) in cash and cash equivalents	(5,841)	7,477	1,808
Cash and cash equivalents at the beginning of the year	25,282	17,805	15,997
Cash and cash equivalents at end of the year	19,441	25,282	17,805
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$12,717	$8,112	$2,507
Income taxes paid, net	$18,015	$16,181	$596

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

 (1)  Summary of Significant Accounting Policies

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Effective December 31, 2008, SFAS 158 requires that we measure the funded status of our plans as of our year-end balance sheet date (i.e. December 31st). The impact of adopting the balance sheet date to measure the funded status of our plan did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS157-2, Effective Date of FASB Statement No. 157 (“FSP FAS157-2”), which delays our effective date of SFAS 157 to January 1, 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP FAS 157-2 are nonfinancial assets and nonfinancial liabilities measured at fair value in a business combination, but not measured at fair value in subsequent periods, nonfinancial assets and liabilities measured at fair value for impairment assessment under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), but not necessarily recognized or disclosed in financial statements at fair value and long lived assets measured at fair value under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Therefore, SFAS 157 currently applies to financial instruments and items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The adoption of SFAS 157 on January 1, 2008 did not have a material impact on our financial statements. See Note 12 for additional disclosures required by SFAS 157. We do not believe FSP FAS 157-2 will have a material impact on our financial statements when we adopt it on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB No. 115.  This standard allows the measurement of many instruments and certain other items at fair value that are not currently required to be measured at fair value.  It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The adoption of this standard on January 1, 2008 did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not directly or indirectly attributable to a parent company.  SFAS 160 establishes standards of reporting for noncontrolling interests as well as deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly identified and reported within equity in the consolidated statement of financial position, albeit separate from the parent company’s equity.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interests rather than reporting the noncontrolling interest as a deduction in arriving at net income.  We do not believe this standard will have a material impact on our financial statements when we adopt it on January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“FAS 161”). This standard requires enhanced disclosures about an entity’s derivative and hedging activities and is intended to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We do not believe our adoption of these new disclosure requirements on January 1, 2009 will be material to our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This FSP intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R  and other U.S. generally accepted accounting principles. We do not believe this standard will have a material impact on our financial statements when we adopt it on January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe this standard will have a material impact on our financial statements when we adopt it.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective for prior periods whose financial statements have not yet been issued. Our adoption of FSP FAS 157-3 on September 30, 2008 did not materially impact our financial statements.

In November 2008, FASB issued Emerging Issues Task Force (“EITF”) Issue No. 08-6 (“EITF 08-6”), Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EIFT 08-6 states that an entity shall measure its equity method investment initially at cost per the provisions of SFAS 141(R). This issue also states that an equity method investor is required to recognize other-than-temporary impairments of an equity method investment in accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Further, EITF 08-6 clarifies that an equity method investor should account for a share issuance by an investee as if the investor sold a proportionate share of its investment and the investor will recognize any gain or loss resulting from an investee’s share issuance in earnings. EITF 08-6 is effective for us starting January 1, 2009. We do not believe this issue will have a material impact on our financial statements when we adopt it on January 1, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentration of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Accordingly, we will adopt the new disclosure requirements in our 2009 annual reporting period.

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

Segments

The composition of consolidated revenues by segment is as follows:

	Percentage of Net Sales
	2008	2007	2006
Minerals	49%	48%	52%
Environmental	32%	34%	33%
Oilfield services	15%	14%	10%
Transportation	7%	7%	8%
Intersegment shipping	-3%	-3%	-3%
	100%	100%	100%

Further descriptions of our products, principal markets and the relative significance of our segment operations are included in Note 2.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Service and rental revenues are primarily generated in our environmental and oilfield services segments. These revenues are recognized in the period such services are performed or the period in which customers utilize the rented assets and collectibility is reasonably assured.

Revenue from long-term construction contracts, typically generated in our environmental segment, are recorded on the percentage-of-completion method of accounting.  Progress is generally based upon costs incurred to date as compared to the total estimated costs to complete the work under the contract.  All known or anticipated losses on contracts are provided when they become evident.  Cost adjustments that are in the process of being negotiated with customers for extra work or changes in scope of work are included in revenue when collection is deemed probable.

The following table shows a break down of our revenue and cost of sales for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Revenues by source
Net sales of tangible goods	$609,010	$529,987	$457,610
Services revenues	95,325	80,811	56,370
Rental revenues	60,773	42,489	26,037
Freight revenues	118,444	91,047	71,539
Total	883,552	744,334	611,556

Cost of sales:
Cost of tangible goods sold	442,942	379,335	328,100
Cost of services rendered	70,099	63,536	45,547
Expenses applicable to rental income	33,946	19,629	12,870
Cost associated with freight revenue	111,666	85,320	65,573
Total	658,653	547,820	452,090

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

Other Intangible Assets

Other intangible assets with a finite useful life are amortized on the straight-line method over the expected periods to be benefited.

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

In the case of intangible assets with indefinite lives, we review them for impairment annually. This review involves comparing the fair value of the intangible asset with its carrying amount. If its carrying amount exceeds its fair value, we recognize an impairment loss equal to that excess.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Product Liability & Warranty Expenses

We report expenses incurred for warranty and product liability costs in general, selling and administrative expenses in the consolidated statements of operations.  Our warranty accrual is based on known warranty issues as of the balance sheet date as well as a reserve for unidentified claims based on historical experience.

Land Reclamation

We mine land for various minerals using a surface-mining process that requires the removal of overburden.  We are obligated to restore the land upon completion of mining activity.  We recognize this liability for land reclamation based on the estimated fair value of the obligation.  The obligation is adjusted to reflect the passage of time and changes in estimated future cash outflows.

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

	2008	2007	2006
Weighted average common shares outstanding for the year	30,445,882	30,164,697	30,054,267
Dilutive impact of stock equivalents	543,751	794,724	971,621
Weighted average common and common equivalent shares for the year	30,989,633	30,959,421	31,025,888
Common shares outstanding at December 31	30,437,984	30,093,828	29,936,356
Weighted average anti-dilutive shares excluded from the computation of
diluted earnings per share	691,236	317,598	245,765

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), Share Based Payment, under the modified prospective transition method.  This adoption did not significantly affect our statement of operations, balance sheet or statement of comprehensive income for 2006.    SFAS 123(R) does require, however, that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow in the statements of cash flows as required prior to January 1, 2006; this has the effect of reducing net operating cash flows and increasing net financing cash flows for all periods after December 31, 2005.  For the years ended December 31, 2008, 2007 and 2006, this amount was $1,188, $2,030 and $1,955, respectively.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)]

Derivative Instruments and Hedging Activities

From time to time, we use derivative financial instruments to manage exposure to changes in interest rates and foreign currencies.  We do not use derivative instruments for trading or other speculative purposes.  We recognized our derivative instruments as either assets or liabilities in the balance sheet at their fair value.  The accounting for changes in the fair value (i.e. gains and losses) depends on whether it has been designated and qualifies as part of a hedging relationship and the type of that relationship. Hedges designated as cash flow hedges result in the changes in fair value being recorded in accumulated other comprehensive income. Changes in the fair value of derivative financial instruments for which hedge accounting is not applied, are recorded within Other, net within our Consolidated Statement of Operations. In 2008, we have recorded losses of $4,306 in Other, net within our Consolidated Statement of Operations for changes in the fair value of derivative financial instruments for which we did not apply hedge accounting. We did not record any such gains or losses in 2007 or 2006.

(2)  Business Segment and Geographic Area Information

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

Our five operating segments are as follows:
•	Minerals segment - mines, processes and distributes clays and products with similar applications to various industrial and consumer markets;
•
Environmental segment - processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications;

•	Oilfield services segment - provides a variety of services and equipment rentals for both onshore and offshore applications to customers in the oil and gas industry;
•	Transportation segment - includes a long-haul trucking business and a freight brokerage business that provides services domestically to our subsidiaries as well as third-party customers; and
•	Corporate segment - intersegment shipping revenues are eliminated in our corporate segment.

Segment assets are those assets used in the operations of that segment. Corporate assets include cash, corporate leasehold improvements, and other miscellaneous equipment.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth certain financial information by business segment as of and for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Net sales:
Minerals	$428,986	$356,670	$316,751
Environmental	278,708	252,776	203,128
Oilfield services	133,600	100,572	61,928
Transportation	63,921	52,409	50,228
Intersegment shipping	(21,663)	(18,093)	(20,479)
Total	883,552	744,334	611,556
Operating profit (loss):
Minerals	$40,479	$34,105	$34,211
Environmental	37,069	38,394	26,751
Oilfield services	23,227	19,217	11,061
Transportation	3,246	2,768	2,872
Corporate	(24,775)	(19,157)	(17,507)
Total	79,246	75,327	57,388
Assets:
Minerals	$341,111	$319,921	$245,417
Environmental	177,898	184,992	145,884
Oilfield services	160,691	95,866	84,917
Transportation	4,761	3,807	3,722
Corporate	60,119	47,560	31,284
Total	744,580	652,146	511,224
Depreciation, depletion and amortization:
Minerals	$15,889	$15,019	$11,856
Environmental	6,524	6,280	4,343
Oilfield services	10,054	6,688	3,143
Transportation	35	38	69
Corporate	1,483	1,194	1,072
Total	33,985	29,219	20,483
Capital expenditures:
Minerals	$19,453	$21,942	$27,292
Environmental	4,345	7,981	9,958
Oilfield services	12,994	10,733	4,024
Transportation	88	55	50
Corporate	23,860	12,343	775
Total	60,740	53,054	42,099
Research and development expenses:
Minerals	$5,356	$4,023	$3,655
Environmental	2,357	2,242	2,390
Oilfield services	517	247	-
Corporate	672	858	200
Total	8,902	7,370	6,245

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth certain geographic financial information by business segment as of and for the years ended December 31, 2008, 2007 and 2006.  EMEA includes the European, Middle East and African geographic regions.  Geographic revenues and operating profit are determined based on origin:

	2008	2007	2006
Sales to unaffiliated customers shipped from:
Americas	$602,640	$507,393	$422,235
EMEA	197,857	176,782	142,979
Asia Pacific	83,055	60,159	46,342
Total	883,552	744,334	611,556
Operating profit from sales from:
Americas	$49,927	$47,193	$32,522
EMEA	19,524	21,738	17,201
Asia Pacific	9,795	6,396	7,665
Total	79,246	75,327	57,388
Identifiable assets in:
Americas	$483,758	$425,468	$326,337
EMEA	165,055	146,928	120,571
Asia Pacific	95,767	79,750	64,316
Total	744,580	652,146	511,224

Revenues by product line for each fiscal year are as follows:

	2008	2007	2006
Metalcasting	$175,072	$152,359	$136,357
Lining technologies	177,244	151,828	112,546
Oilfield services	133,600	100,572	66,825
Specialty materials	104,242	90,404	75,272
Building materials	80,399	81,736	70,796
Pet products	78,260	65,804	58,332
Basic minerals	65,383	43,269	42,801
Drilling products	27,094	24,046	18,878
Transportation	63,921	52,409	50,228
Intersegment shipping revenue	(21,663)	(18,093)	(20,479)
Total	883,552	744,334	611,556

(3)  Balance Sheet Related Information

The allowance for doubtful accounts as of and the activity for the years ended December 31 was as follows:

	2008	2007	2006
Balance at the beginning of the year	$3,991	$3,986	$2,350
Charged to expense (income)	3,610	779	1,159
Acquisitions and other	-	(300)	459
Write-offs and currency translation adjustments	(1,705)	(474)	18
Balance at the end of the year	5,896	3,991	3,986

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Inventories at December 31 consisted of:

	2008	2007
Crude stockpile inventories	$40,056	$25,601
In-process and finished goods inventories	47,362	39,473
Other raw material, container, and supplies inventories	37,648	26,293
	125,066	91,367

Included within Other raw material, container and supplies inventories in the table above is our reserve for slow moving and obsolete inventory.  The balance of this reserve as of and the activity for the years ended December 31 was as follows:

	2008	2007	2006

Balance at the beginning of the year	$1,805	$2,394	$1,985
Charged to costs and expenses	2,065	942	1,022
Acquisitions and other	-	38	-
Disposals and currency translation adjustments	(1,881)	(1,569)	(613)

Balance at the end of the year	1,989	1,805	2,394

The following table presents our reclamation liability at the end of and changes during each of the years presented:

	2008	2007
Balance at beginning of the year	$5,699	$5,715
Settlement of obligations	(1,889)	(2,121)
Liabilities incurred and accretion expense	1,839	2,105

Balance at the end of the year	5,649	5,699

Accrued liabilities at December 31 consisted of:

	2008	2007
Corporate building construction costs	$7,324	$-
Bonus	8,626	9,778
Employee costs	5,591	6,268
Dividends payable	5,476	4,814
Other	36,180	36,973
	63,197	57,833

 Accumulated other comprehensive income at December 31 was comprised of the following components:

	2008	2007
Cumulative foreign currency translation	$5,879	$33,104
Prior service cost on pension plans (net of tax benefit of $182 in 2008 and $190 in 2007)	(301)	(371)
Net actuarial (loss) gain on pension plans (net of tax benefit of $3,956 in 2008 and tax expense of $663 in 2007)	(6,558)	1,298
Unrecognized loss on interest rate swap agreement (net of tax benefit of $2,256 in 2008 and $399 in 2007)	(3,741)	(783)
	(4,721)	33,248

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(4)	Property, Plant, Equipment and Mineral Rights and Reserves

Property, plant, equipment and mineral rights and reserves consisted of the following:

	December 31,
	2008	2007
Mineral rights and reserves	$6,256	$6,857
Other land	10,930	14,537
Buildings and improvements	79,304	83,728
Machinery and equipment	287,903	257,662
Construction in progress	13,348	10,710
	397,741	373,494

The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements	1-50 years
Machinery and equipment	1-20 years

Depreciation and depletion were charged to income as follows:

	2008	2007	2006
Depreciation expense	$27,385	$22,855	$18,682
Depletion expense	429	719	340
	27,814	23,574	19,022

(5)	Goodwill and Intangible Assets

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Minerals	Environmental	Oilfield services	Consolidated

Balance at December 31, 2006	$13,010	$10,935	$16,396	$40,341

Change in goodwill relating to:
Acquisitions	6,264	8,729	3,508	18,501
Foreign exchange translation	798	200	-	998
Total changes	7,062	8,929	3,508	19,499

Balance at December 31, 2007	20,072	19,864	19,904	59,840

Change in goodwill relating to:
Acquisitions	63	679	11,179	11,921
Foreign exchange translation	(2,680)	(599)	-	(3,279)
Total changes	(2,617)	80	11,179	8,642

Balance at December 31, 2008	17,455	19,944	31,083	68,482

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Intangible assets were as follows:

	December 31, 2008			December 31, 2007
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Intangibles subject to amortization:
Trademarks	$1,611	$(570)	$1,041	$772	$(335)	$437
Patents	741	(462)	279	629	(362)	267
Customer related assets	48,762	(8,001)	40,761	31,989	(3,737)	28,252
Non-compete agreements	2,289	(1,365)	924	1,823	(645)	1,178
Developed technology	4,040	(785)	3,255	4,040	(382)	3,658
Other	1,643	(489)	1,154	1,185	(280)	905

Subtotal	59,086	(11,672)	47,414	40,438	(5,741)	34,697

Intangibles not subject to amortization:
Trademarks and Tradenames	6,560	-	6,560	6,560	-	6,560

Total	65,646	(11,672)	53,974	46,998	(5,741)	41,257

Intangible assets with finite lives are being amortized primarily on a straight-line basis over their estimated useful lives of 2 to 20 years.  For the years above, there was no impairment related to the intangible assets.  Amortization expense on intangible assets for each of the years ending December 31, 2008 and 2007 was $6,171 and $5,645, respectively.  We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

Amount
2009	$6,693
2010	4,875
2011	4,588
2012	4,165
2013	3,870

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(6)           Equity Investees

Information about our investments in and advances to affiliates and joint ventures included within our minerals segment at December 31, 2008 is as follows:

	Ownership interest	Accounting Policy	Amount of our investment less the underlying net equity of the investee	Value at quoted market price
AMCOL Egypt SAE	40%	Equity Method	$(255)	N/A
Ashapura AMCOL N.V.	50%	Equity Method	(459)	N/A
Ashapura Minechem Limited	21%	Equity Method	572	$9,363
Ashapura Volclay Limited	50%	Equity Method	408	N/A
Bentonit SIA Ltd	25%	Equity Method	2,592	N/A
Egypt Mining & Drilling Co. and Egypt Bentonite & Derivatives Co.	25%	Equity Method	1,024	N/A
Egypt Nano Technologies Co.	27%	Equity Method	231	N/A
Volclay de Mexico, S.A. de C.V.	49%	Equity Method	365	N/A
Volclay Japan Co., Ltd.	50%	Equity Method	263	N/A

Our largest investee is Ashapura Minechem Limited (Ashapura), which is publicly traded on the Bombay Stock Exchange Limited. In 2008, we recorded losses of $21,714 from joint ventures and affiliated entities, which is almost entirely related to our investment in Ashapura.  In 2007 and prior years, Ashapura was a large contributor to our net income. Their main activity is mining bauxite which is used to produce alumina, which in turn is used to produce aluminum. They also mine bentonite. The losses in 2008 stem from Indian government regulations and the market value of foreign currency derivatives owned by Ashapura.

Over the past several years, Ashapura’s bauxite business has been particularly strong.  However, in 2008, the business has suffered as local government regulators in India stopped Ashapura’s mining of bauxite due to concerns regarding the lack of value-added activities being performed in the local jurisdiction.  We do not believe our earnings from Ashapura will reach levels experienced in previous years if Ashapura is not allowed to resume its bauxite mining and processing activities as it has done historically.

In December 31, 2008, a significant portion of aforementioned losses relate to the losses Ashapura incurred with respect to the fair value of foreign currency derivatives that Ashapura has outstanding.  As we are not able to predict the movements of foreign currency exchange rates, we do not know if Ashapura will continue to experience losses on foreign currency derivative contracts.

The total losses in 2008 attributable to our 21% equity ownership has reduced our investment in Ashapura to zero as of December 31, 2008. As such, we have suspended the recognition of further losses which amounted to $2,280 as of December 31, 2008. If our investment balance under the equity method of accounting increases in the future, we will recognize a corresponding amount of these losses to offset the increases in carrying value until we have recognized all of the $2,280 of unrecorded losses.  If the investment balance under the equity method of accounting does not increase in the future, we will not record further losses under the equity method of accounting.

Moreover in 2008, several oceanic shipping companies filed lawsuits against Ashapura claiming damages of $98 million for allegedly violating the terms of long-term shipping contracts with these companies.  After considering the factors involved in the lawsuits, Ashapura does not believe it is liable for any damages under these lawsuits and has not recorded any potential losses associated with these lawsuits in its financial statements.  Should the factors underpinning this conclusion change and to the extent our investment in Ashapura has a positive carrying value, our financial results may be negatively affected.  In addition, should Ashapura not be able to secure freight cargo vessels in the future with these or any other shipping companies, our financial results may be negatively affected.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Further information regarding Ashapura’s financial and operating performance is in the following table.

	2008	2007
Ashapura Minechem Limited:
Net Sales	$361,270	$338,804
Operating income	37,542	52,053
Net income (loss)	(127,759)	35,055

Current assets	152,411	166,629
Non-current assets	109,071	64,742
Total assets	261,482	231,371
Current liabilities	39,826	56,910
Non-current liabilities	224,369	51,159
Total liabilities	264,195	108,069

We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag.

(7)	Income Taxes

Total income tax expense (benefit) for the years ended December 31 was comprised of the following:

	2008	2007	2006
Continuing operations	$15,167	$16,646	$10,425
Discontinued operations	-	(79)	(585)
	15,167	16,567	9,840

For each of the years ended December 31 in the table below, domestic and foreign components of income from continuing operations before income taxes and equity in income (loss) of affiliates and joint ventures are:

	2008	2007	2006
Income from continuing operations before income taxes and income (loss)
from affiliates and joint ventures:
Domestic	$41,027	$42,632	$30,239
Foreign	21,185	22,641	24,429
	62,212	65,273	54,668

The components of the provision for income taxes attributable to income from continuing operations before income taxes and income (loss) from affiliates and joint ventures for the years ended December 31 consisted of:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2008	2007	2006
Provision (benefit) for income taxes:
Federal:
Current	$6,963	$10,217	$6,595
Deferred	2,356	350	(3,090)
State:
Current	2,560	2,121	1,229
Deferred	(64)	225	83
Foreign:
Current	3,606	4,741	5,731
Deferred	(254)	(1,008)	(123)
	15,167	16,646	10,425

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

	2008	2007
Deferred tax assets attributable to:
Accounts receivable	$741	$333
Inventories	2,149	1,477
Employee benefit plans	16,265	8,555
Intangible assets	1,807	2,275
Accrued liabilities	1,336	898
Employee incentive plans	1,217	1,462
Tax credit carryforwards	4,530	1,617
Other	2,332	2,688
Total deferred tax assets	30,377	19,305
Deferred tax liabilities attributable to:
Plant and equipment	(4,921)	(2,477)
Land and mineral reserves	(1,043)	(1,068)
Joint ventures	(1,825)	(3,581)
Other	(813)	(1,765)
Total deferred tax liabilities	(8,602)	(8,891)

Valuation allowances	(550)	(527)

Net deferred tax assets	21,225	9,887

We believe it is more likely than not that the net deferred tax assets above will be realized in the normal course of business.

The following analysis reconciles the U.S. statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity income (loss) of affiliates and joint ventures:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2008		2007		2006
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes at
U.S. statutory rates	$21,774	35.0%	$22,848	35.0%	$19,133	35.0%
Increase (decrease) in taxes resulting from:
Percentage depletion	(4,107)	-6.6%	(3,568)	-5.5%	(3,208)	-5.9%
State taxes, net of federal benefit	1,845	3.0%	1,600	2.5%	909	1.7%
Foreign tax rates	(3,798)	-6.1%	(4,119)	-6.3%	(4,031)	-7.4%
Depletion and research and experimentation adjustments	-	-	-	-	(3,667)	-6.7%
Other	(547)	-0.9%	(115)	-0.2%	1,289	2.4%
	15,167	24.4%	16,646	25.5%	10,425	19.1%

Tax on reinvested earnings

We have not provided for the United States federal income and foreign income withholding taxes on approximately $96,199 of undistributed earnings from international subsidiaries as of December 31, 2008 because such earnings are intended to be reinvested indefinitely outside of the United States.  If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.
Tax holidays

We benefit from tax holidays in both Poland and Thailand as a result of our locating and investing in special economic zones in each country.  These tax holidays resulted in a $1,703, $1,674 and $1,508 reduction in income tax expense in 2008, 2007 and 2006, respectively and a $0.05 benefit to diluted earnings per share in each of these three years.

Our agreement with the Polish tax authorities makes us eligible, based on certain terms and conditions, for a tax holiday exemption for all income tax activities through 2009 and a 50% exemption in 2010; we have enjoyed tax holidays through 2008.  We continue to seek tax concessions when applicable.

Our agreement with the Thai tax authorities provides for tax holidays on several investments.  The most significant tax exemption is on all income from manufacturing operations (distributed goods are still subject to taxation) related to our initial investment.   These initial manufacturing activities are taxable at 50% in years 2006 through 2010.  An additional tax holiday was granted in 2007 for the expansion of our Thai facility.  Income generated from this expansion is granted a 100% tax holiday from corporate income tax for another eight (8) years beginning in 2007 and then taxable at 50% for five (5) years starting in 2015.  We attempt to modify and obtain tax concessions when applicable.

Exams

In the normal course of business, we are subject to examination by tax authorities throughout the world.  With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2003.  The United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all years through 2003, and is currently reviewing the 2005 - 2007 tax years.

NOLs and credit carryforwards

At December 31, 2008, we have $3,979 of foreign tax credits, which we expect to utilize in the carryforward period. We have state net operating loss carryovers that have resulted in a deferred tax asset of $550 at December 31, 2008, against which we have recorded a full valuation allowance as we do not expect to utilize the loss in the carryforward period.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Adoption of FIN 48

We adopted FIN 48 effective January 1, 2007. The following table summarizes the activity related to our unrecognized tax benefits:

	2008	2007

Balance at beginning of the year	$5,430	$4,846
Increases related to prior year tax positions	1,332	1,081
Increases related to current year tax positions	153	740
Decreases related to the expiration of statute of limitations	(1,882)	(1,237)

Balance at the end of the year	5,033	5,430

Included in the unrecognized tax benefits at December 31, 2008 are $2,265 of benefits that, if recognized, would reduce our annual effective tax rate.  These benefits also include benefits of $3,859 relating to items affected by statute of limitations which expire in the next 12 months; of this amount, $1,915 would have an impact on our effective tax rate.

We report penalties and interest relating to uncertain tax positions within the income tax expense line item within our consolidated statement of operations.  At December 31, 2008, our consolidated balance sheet includes a liability for possible payment of penalties and interest of $1,101.

(8)	Long-term Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
Borrowings under revolving credit agreement	$166,782	$78,595
Senior notes	75,000	75,000
Industrial revenue bond	4,800	4,800
Other notes payable	10,414	5,981
	256,996	164,376
Less: current portion	(175)	(144)
	256,821	164,232

On May 20, 2008, we amended our revolving credit agreement to increase the borrowing capacity from $150,000 to $225,000, extend the maturity to April 1, 2013 and change certain terms affecting the amount of interest we pay; all other substantive terms and conditions remained the same. As of December 31, 2008, there was $58,212 in borrowing capacity available under the line of credit. The revolving credit agreement is a multi-currency arrangement that allows us to borrow certain foreign currencies at an adjusted LIBOR rate plus 1.00% to 2.00%, depending upon the amount of the credit line used and certain capitalization ratios.  The facility requires certain covenants to be met, such as specific amounts of net worth, and limits our ability to make additional borrowings and guarantees.  We were in compliance with these covenants at December 31, 2008.  The borrowings under this revolving credit line at December 31, 2008 carried an average interest rate of 5.07%.

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

We also have an uncommitted, short-term credit facility maturing on November 15, 2009 that allows for maximum borrowings of $12,000, of which $1,886 was outstanding as of December 31, 2008 at an interest rate of 0.89%.

Maturities of long-term debt outstanding at December 31, 2008 were as follows:

	2009	2010	2011	2012	2013	Thereafter
Borrowings under:
Revolving credit agreement	$-	$-	$-	$-	$166,782	$-
Senior notes						75,000
Industrial revenue bond and other notes payable	175	94	85	17	10,043	4,800
	175	94	85	17	176,825	79,800

At December 31, 2008 and 2007, we had outstanding standby letters of credit of approximately $24,692 and $24,807, respectively.  These letters of credit typically serve to guarantee the Company’s performance of its obligations related to land reclamation and workers’ compensation claims.  The accompanying consolidated balance sheets as of December 31, 2008 and 2007 include amounts accrued for the estimated costs of obligations related to land reclamation and workers’ compensation claims.

(9)	Acquisitions

We acquired one business in 2008 for net cash of $40,977 and recorded goodwill and intangible assets of $11,179 and $19,130, respectively.   We expect to deduct the full amount of goodwill from taxable income in accordance with tax regulations.  The allocation of the purchase price for this acquisition is subject to adjustment as we have not finalized the fair value of assets acquired and liabilities assumed.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Our various currency exposures often offset each other, providing natural hedges against currency risk. Periodically, specific foreign currency transactions (e.g. inventory purchases) are hedged with forward contracts to reduce the foreign currency risk.  In 2008, we entered into a series of foreign exchange collars to mitigate the risk of currency fluctuations on our potential purchase of a chrome mine in South Africa, the purchase price of which is payable in Australian dollars; we recorded losses of $2,437 in Other, net in our Consolidated Statement of Operations related to these collars. At December 31, 2008, the notional amount of our foreign exchange collar related to chrome mine purchase was Australian dollar (AUD) 32,800 and estimated fair value recorded within Other current assets in our Consolidated Balance Sheet is minimal.

We periodically use interest rate swaps to manage interest rate risk on debt securities. These instruments allow us to change variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of 2008 and 2007, we had an interest rate swap outstanding which effectively hedges the variable interest rate of our senior notes to a fixed rate of 5.6% per annum as described previously.  We have designated this hedge as a cash flow hedge, and the aggregate value of this interest rate swap was a liability of $5,997 and $1,182 as of December 31, 2008 and 2007, respectively; these amounts are recorded within Other liabilities in our Consolidated Balance Sheets. Net of tax, we have recorded losses of $2,958 in 2008 and $783 in 2007, in other comprehensive income (loss) in our Consolidated Statements of Comprehensive Income relating to this swap agreement.

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

(11)	Fair value measurements

On January 1, 2008, we adopted the provisions of SFAS 157 for our financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy under SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value in the following three broad levels:

Level 1 – Valuation is based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

Level 2 – Valuation is based on quoted prices for similar assets or liabilities in active market, quoted prices for identical or similar assets or liabilities in markets that are not active and model based valuations for which all significant inputs are observable in the market.

Level 3 – Valuation is based on model based techniques that use unobservable inputs for the asset or liability. These inputs reflect a company’s own assumption about the assumption market participants would use in pricing the asset or liability.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table shows the basis used to measure fair value on a recurring basis during the period:

		Fair Value Measurements Using
Description	Balance at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap	$5,997	N/A	$5,997	N/A

The interest rate swap is valued using discounted cash flows. The key input used is the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap.

(12)	Leases

On March 10, 2008, we entered into a sale-leaseback transaction involving the construction of a new corporate facility. Upon completion of construction later in 2008, we sold and leased back the facility under an operating lease commitment with rental payments occurring January 2009 through December 2028. Lease payments in fiscal 2009 approximate $2,532 and increase 2% annually thereafter. As of December 31, 2008, $23,662 is recorded as capital expenditure – corporate building within our Condensed Consolidated Statements of Cash Flows and $7,324, representing construction invoices not yet received, is recorded within Accrued liabilities within our Condensed Consolidated Balance Sheets.

We have several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities, including three domestic facilities which are also sublet to third parties. Total rent expense under operating lease agreements was approximately $6,746, $7,264, and $5,923 in 2008, 2007 and 2006, respectively. Total sublease income was approximately $552, $331, and $535 in 2008, 2007 and 2006, respectively. These subleases were terminated as of December 31, 2008.

The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) as of December 31, 2008:

	Minimum Lease
	Payments
	Domestic	Foreign	Total
Year ending December 31:
2009	$7,055	$846	$7,901
2010	6,918	700	7,618
2011	5,862	669	6,531
2012	4,825	336	5,161
2013	3,865	248	4,113
Thereafter	48,957	1,224	50,181
Total	77,482	4,023	81,505

(13)	Employee Benefit Plans

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following tables set forth our pension obligations at December 31:

	Pension Benefits
	2008	2007
Change in benefit obligations:
Beginning projected benefit obligation	$40,098	$38,952
Service cost	2,088	1,659
Interest cost	2,967	2,208
Actuarial gain	(1,496)	(1,680)
Benefits paid	(1,368)	(1,041)
Ending projected benefit obligation	42,289	40,098

Change in plan assets:
Beginning fair value	37,808	32,629
Actual return	(10,831)	5,220
Company contribution	1,000	1,000
Benefits paid	(1,368)	(1,041)
Ending fair value	26,609	37,808

Funded status of the plan	(15,680)	(2,290)

Pension cost for each of the following years was comprised of:

	2008	2007	2006
Service cost – benefits earned during the year	$1,670	$1,659	$1,738
Interest cost on accumulated benefit obligation	2,374	2,208	1,988
Expected return on plan assets	(3,123)	(2,694)	(2,521)
Net amortization and deferral	4	66	30
Net periodic pension cost	925	1,239	1,235

The following table summarizes the assumptions used in determining our pension obligation:

	2008	2007
Discount rate	6.25%	6.00%
Rate of compensation increase	5.75%	5.75%
Long-term rate of return	8.25%	8.25%

We adopted the measurement date provisions of SFAS 158 in 2008 which required us to measure the plan assets and projected benefit obligations as of December 31, 2008. We had previously used an October 1st measurement date. The impact of this change was a $423 reduction to retained earnings. We expect to contribute up to $1,000 to the Plan in 2009.  The accumulated benefit obligation (ABO) was $32,384 and $29,925 at December 31, 2008 and 2007, respectively.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Our Plan assets at December 31 for each year below, by asset category, are as follows:

	2008	2007
U.S. equity securities	33%	55%
AMCOL International common stock	5%	7%
International equity securities	16%	9%
Fixed income securities and bonds	27%	27%
Other investments	19%	2%

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

The Plan has a target range for equity securities of between 45% and 75%.  This allocation takes into account factors such as the average age of employees covered by the Plan (benefit obligations) as well as overall market conditions.  Interim portfolio reviews result in investment allocations being evaluated at least twice a year by the Pension Committee and rebalancing takes place as needed.  Equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations.  Debt securities include both government and corporate investment vehicles.  These include a series of laddered debt securities as well as bond funds.

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

The estimated future benefit payments from the defined benefit plan, reflecting expected future service, as appropriate, are presented in the following table:

Per Year

2009	$1,225
2010	1,346
2011	1,464
2012	1,599
2013	1,773
2014 through 2018	12,065
Total	19,472

Supplemental pension plan

In addition to the qualified plan, we sponsor a supplementary pension plan (SERP) that provides benefits in excess of qualified plan limitations for certain employees. The projected benefit obligation for this plan was $7,269 and $7,286 at December 31, 2008 and 2007, respectively.  Also, we have invested assets for the benefit of the employees covered by the supplemental pension plan in the event that there is a change in control.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Both pension plans

Note 3 shows the amounts included within accumulated other comprehensive income as of December 31, 2008 and 2007 that have not yet been recognized as components of net periodic benefit cost.  Of these balances at December 31, 2008, the amounts expected to be amortized in the next fiscal year are $57 and $506 for the unrecognized prior service cost and unrecognized net actuarial loss, respectively.  The amounts recognized within other comprehensive income and the prior service cost for 2008 and 2007 are as follows:

	2008	2007

Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$12,548	$(4,329)
Amortization of net actuarial loss (gain)	(73)	(107)
Amortization of prior service cost (credit)	(77)	(63)

Total change in other comprehensive income	12,398	(4,499)

Total prior service cost recognized in net periodic benefit costs within the statement of operations	1,698	2,002

Total changes in comprehensive income and net periodic benefit costs	14,096	(2,497)

Defined contribution plan

Employees hired after December 31, 2003 do not participate in our defined benefit plan.  Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee’s savings plan equal to 3% of their compensation.  Under this defined contribution plan, we made total cash contributions of $1,291, $862 and $505 into employees’ savings accounts in 2008, 2007 and 2006, respectively.

Savings plan

We also have a savings plan for our U.S. personnel. In 2008, we made a contribution in an amount equal to an employee’s contributions up to a maximum of 4% of the employee’s annual earnings. Company contributions are made using Company stock purchased in the open market. Our contributions under the savings plan were $2,897 in 2008, $2,444 in 2007 and $1,937 in 2006.

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

For purposes of calculating compensation cost, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value calculation included the following weighted average assumptions for grants made in each of the following years:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2008	2007	2006
Risk-free interest rate	2.2%	4.6%	4.6%
Expected life of option in years	3	4	4
Expected dividend yield of stock	2.6%	1.9%	1.7%
Expected volatility of stock price	52.5%	40.3%	43.3%
Weighted-average per share fair value of options granted	$7.70	$9.63	$8.99

The 1987 and 1993 Plans

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

These plans expired as of December 31, 2000, though options that were granted prior to expiration of the plans continue to be outstanding until the individual option grants expire.  Changes in options outstanding are summarized as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
Expired Stock Option Plans	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	42,593	$2.29	124,754	$2.21	222,657	$2.14
Exercised	(42,593)	2.29	(82,161)	2.17	(97,903)	2.05
Cancelled	-	-	-	-	-	-
Options outstanding at December 31	-	-	42,593	2.29	124,754	2.21
Options exercisable at December 31	-		42,593		124,754
Shares available for future grant at December 31	-		-		-

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Changes in options outstanding are summarized as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
1998 Long-Term Incentive Plan	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	1,291,750	$13.56	1,636,749	$12.90	1,673,330	$9.68
Granted	-	-	-	-	292,450	26.02
Exercised	(230,232)	6.09	(325,580)	9.70	(314,136)	7.80
Cancelled	(3,999)	26.02	(19,419)	23.05	(14,895)	16.44
Options outstanding at December 31	1,057,519	15.13	1,291,750	13.56	1,636,749	12.90
Options exercisable at December 31	969,535		1,020,314		1,019,548
Shares available for future grant at December 31	-		624,559		605,140

Restricted Stock

In May 2008, we awarded 27,500 shares of restricted stock to three employees.  Restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the Compensation Committee of the Board of Directors.  Restricted stock has the same cash dividend and voting rights as other common stock.   The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the period the restrictions lapse.  Total compensation expense of $831 related to these grants will be recorded over a period of three to five years from the date of grant.

2006 Long-Term Incentive Plan

On May 11, 2006, our shareholders approved the AMCOL International Corporation 2006 Long-Term Incentive Plan.  This plan permits a total of 1,500,000 shares of AMCOL common stock to be awarded to eligible directors and employees through the use of nonqualified stock options, incentive stock options, restricted stock or restricted stock units, and stock appreciation rights.  Different terms and conditions apply to each form of award made under the plan.  Stock option awards granted prior to 2009 have a six year life from the date of grant and vest ratably over a three year period from the date of grant.  The Board of Directors may amend the plan at any time.  The plan will automatically terminate on May 12, 2016.

	December 31, 2008		December 31, 2007
2006 Long-Term Incentive Plan	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	373,825	$29.92	-	$-
Granted	370,350	24.43	377,525	29.92
Exercised	(3,669)	29.95	-	-
Cancelled	(31,248)	28.70	(3,700)	29.95
Options outstanding at December 31	709,258	27.11	373,825	29.92
Options exercisable at December 31	120,131		-
Shares available for future grant at December 31	787,073		1,126,175

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

All Stock Option Plans

All Option Plans	2008	2007	2006

Intrinsic value of options exercised during the year	$6,546	$8,900	$8,259
Fair value of options vested during the year	7,925	6,330	5,171
Grant date fair value of options granted during the year	903	11,295	7,610

At December 31, 2008, the intrinsic values for all outstanding options and all exercisable options is $7,416 and $7,416, respectively.  The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			of	Contractual	Exercise	of	Exercise
Range of exercise prices			Shares	Life (Yrs).	Price	Shares	Price
$ 1.57	-	$ 6.65	436,984	1.64	$5.09	436,984	$5.09
$ 18.10	-	$ 20.90	370,855	1.66	19.64	370,855	19.64
$ 24.25	-	$ 24.25	353,500	5.12	24.25	-	-
$ 26.02	-	$ 29.95	595,438	3.70	28.28	281,827	27.68
$ 30.89	-	$ 30.89	10,000	5.38	30.89	-	-
	Total		1,766,777	3.05	19.94	1,089,666	15.89

The following table summarizes information about our nonvested options outstanding:

	December 31, 2008		December 31, 2007		December 31, 2006
All Option Plans - Nonvested Options	Shares	Weighted Average Grant date Fair value	Shares	Weighted Average Grant date Fair value	Shares	Weighted Average Grant date Fair value
Nonvested options outstanding at January 1	645,261	$27.58	617,201	$21.70	748,657	$14.96
Granted	370,350	24.43	377,525	29.92	292,450	26.02
Vested	(303,253)	26.13	(326,346)	19.40	(409,011)	12.64
Forfeited	(35,247)	28.40	(23,119)	24.15	(14,895)	16.44
Nonvested options outstanding at December 31	677,111	26.47	645,261	27.58	617,201	21.70

(15)	Contingencies

The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial statements.

(16)	Subsequent Event

In March 2008, we executed a definitive agreement to acquire a 74% ownership interest in a chrome mine located in the Republic of South Africa. In February 2009, we amended the terms of this agreement and purchased a 53% stake in Chrome Corporation Limited (CCL), a holding company which owns a 74% stake in the chrome mine. We paid $14,000 for this interest, and we also acquired an option to purchase CCL’S remaining 47% interest for $12,400 at any time up until February, 2011. If we do not exercise the option, CCL has the right to put its remaining 47% interest to us for $12,100. A South African Black Economic Empowerment Enterprise owns the remaining 26% interest in the chrome mine.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

As discussed in Note 10 of the Notes to Consolidated Financial Statements, in 2008, we entered into a series of foreign exchange collars to mitigate the risk of currency fluctuations on the purchase price of the chrome mine. For the twelve month period ending December 31, 2008, we recorded losses of $2,437 in Other, net in our Consolidated Statement of Operations related to these collars. As of December 31, 2008 we have a $6,000 loan receivable from CCL which is included in Other current assets in our Consolidated Balance Sheet. We collected this loan receivable in February 2009.

(17)	Quarterly Results (Unaudited)

Unaudited summarized results for each quarter of the last two years are as follows:

	2008 Quarters
	First	Second	Third	Fourth

Minerals	$99,344	$107,003	$116,881	$105,758
Environmental	58,219	78,041	86,133	56,315
Oilfield services	24,143	37,655	38,379	33,423
Transportation	14,350	16,883	17,983	14,705
Intersegment shipping	(4,647)	(5,735)	(6,328)	(4,953)
Net sales	191,409	233,847	253,048	205,248
Minerals	$16,677	$18,344	$20,675	$24,362
Environmental	19,421	26,876	28,402	16,900
Oilfield services	8,702	15,751	12,594	9,459
Transportation	1,550	1,689	1,896	1,601
Gross profit	46,350	62,660	63,567	52,322
Minerals	$7,687	$8,520	$11,110	$13,162
Environmental	5,971	12,255	14,719	4,124
Oilfield services	3,949	8,748	6,194	4,336
Transportation	780	833	958	675
Corporate	(5,675)	(6,905)	(5,628)	(6,567)
Operating profit	12,712	23,451	27,353	15,730
Income (loss) from continuing operations	$8,621	$14,834	$1,922	$(46)
Net income (loss)	$8,621	$14,834	$1,922	$(46)
Basic earnings per share (A)	$0.28	$0.49	$0.06	$-
Diluted earnings per share (A)	$0.28	$0.48	$0.06	$-

In 2008 in the table above, Net income (loss) includes income of $1,262 in the first quarter and losses of $637, $14,697 and $7,642 in the second, third and fourth quarters, respectively, from our ownership interests in affiliates and joint ventures. As discussed previously, these losses arise primarily from our interest in Ashapura and their losses on derivative instruments. We are unable to predict the amount of future losses, if any, that we will record from our affiliates and joint ventures.

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

In 2007, we recorded income from our interests in affiliates and joint ventures of $1,566, $2,466, $2,086 and $2,276 in the first, second, third and fourth quarters, respectively, which was largely generated from our ownership interest in Ashapura. These amounts are included in Net income in the table above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009

AMCOL INTERNATIONAL CORPORATION

By:	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hughes	March 16, 2009
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow	March 16, 2009
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Donald W. Pearson	March 16, 2009
Donald W. Pearson
Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown	March 16, 2009
Arthur Brown
Director

/s/ Daniel P. Casey	March 16, 2009
Daniel P. Casey
Director

/s/ Jay D. Proops	March 16, 2009
Jay D. Proops
Director

/s/ Clarence O. Redman	March 16, 2009
Clarence O. Redman
Director

/s/ Dale E. Stahl	March 16, 2009
Dale E. Stahl
Director

/s/ Audrey L. Weaver	March 16, 2009
Audrey L. Weaver
Director

/s/ Paul C. Weaver	March 16, 2009
Paul C. Weaver
Director

INDEX TO EXHIBITS

Exhibit Number

3.1	Restated Certificate of Incorporation of the Company (1), as amended (2), as amended (3)
3.2	Bylaws of the Company as amended and restated (4)
4	Article Four of the Company’s Restated Certificate of Incorporation (1), as amended (3)
10.1	AMCOL International Corporation Nonqualified Deferred Compensation Plan (5)
10.2	AMCOL International Corporation 1998 Long-Term Incentive Plan (6), as amended* (7)
10.3	AMCOL International Corporation 2006 Long-Term Incentive Plan (8), as amended * (9)
10.4	AMCOL International Corporation Annual Cash Incentive Plan* (8)
10.5	AMCOL International Corporation Discretionary Cash Incentive Plan* (8)
10.6	AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees* (10)
10.7	Employment Agreement effective as of March 25, 2009 by and between Registrant and Lawrence E. Washow* (11)
10.8	Employment Agreement effective as of February 2, 2009 by and between Registrant and Donald W. Pearson* (11)
10.9	Employment Agreement effective as of March 25, 2009 by and between Registrant and Gary Castagna* (11)
10.10	Employment Agreement effective as of March 25, 2009 by and between Registrant and Ryan F. McKendrick* (11)
10.11
A written description of compensation for the Board of Directors of the Company is set forth under the caption “Director Compensation” in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company’s shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 2009, and is hereby incorporated by reference.*

10.12
Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, Wells Fargo Bank, N.A., Bank of America N.A. and the Northern Trust Company dated November 10, 2005 (12), as amended (13), as further amended (14), as further amended (15)

10.13	Asset Purchase Agreement dated as of May 14, 2008 by and among CETCO Oilfield Services Company and Premium Reeled Tubing, L.L.C. (16)
10.14	Note Purchase Agreement, dated April 2, 2007 (17)
10.15	Subsidiary Guaranty Agreement, dated April 2, 2007 (17)
10.16	Form of Indemnification Agreement between the Company and its directors and executive officers (4)
21	AMCOL International Corporation Subsidiary Listing
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the. Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(3)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on February 13, 2009.
(5)	Exhibit is attached hereto and filed as Exhibit 10.1 “AMCOL International Corporation Nonqualified Deferred Compensation Plan.”
(6)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(7)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
(9)	Exhibit is attached hereto and filed as Exhibit 10.3 “AMCOL International Corporation 2006 Long-Term Incentive Plan (as amended December 18, 2008).”
(10)	Exhibit is attached hereto and filed as Exhibit 10.6 “AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees (as amended and restated January 1, 2009).”

(11)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(14)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
(15)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on May 23, 2008.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.
(17)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2007.

*Management compensatory plan or arrangement