Form 10-Q
period 2009-03-31
AMCOL INTERNATIONAL CORP
filed 2009-05-08
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                           March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  to                                                                                           ;

Commission file number                                                           0-15661                                                                             & #160;

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 30, 2009
(Common stock, $.01 par value)	30,591,488 Shares

AMCOL INTERNATIONAL CORPORATION

INDEX

		Page No.
Part I - Financial Information

Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets –
	March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations –
	three months ended March 31, 2009 and 2008	5

	Condensed Consolidated Statements of Comprehensive Income –
	three months ended March 31, 2009 and 2008	6

	Condensed Consolidated Statements of Changes in Equity –
	three months ended March 31, 2009 and 2008	7

	Condensed Consolidated Statements of Cash Flows –
	three months ended March 31, 2009 and 2008	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4:	Controls and Procedures	29

Part II - Other Information

Item 1A:	Risk Factors	30

Item 6:	Exhibits	30

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1:  Financial Statements

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$32,561	$19,441
Accounts receivable, net	157,432	197,611
Inventories	115,699	125,066
Prepaid expenses	12,160	12,812
Deferred income taxes	5,294	5,358
Income tax receivable	3,760	3,490
Other	163	7,409

Total current assets	327,069	371,187

Investment in and advances to affiliates and joint ventures	28,904	30,025

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	46,073	17,186
Depreciable assets	384,686	380,555
	430,759	397,741
Less: accumulated depreciation and depletion	210,462	206,398
	220,297	191,343
Other assets:
Goodwill	69,097	68,482
Intangible assets, net	51,782	53,974
Deferred income taxes	14,793	15,867
Other assets	13,042	13,702
	148,714	152,025
	$724,984	$744,580

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY	(unaudited)	*
Current liabilities:
Accounts payable	$37,502	$45,297
Accrued liabilities	50,505	63,197
Total current liabilities	88,007	108,494

Long-term debt	252,972	256,821

Pension liabilities	23,589	22,939
Other liabilities	40,847	27,971
	64,436	50,910
Equity:
Common stock	320	320
Additional paid in capital	86,225	86,350
Retained earnings	261,124	262,453
Accumulated other comprehensive income	(13,536)	(4,721)
	334,133	344,402
Treasury stock	(16,463)	(18,196)
Total AMCOL shareholders' equity	317,670	326,206

Noncontrolling interest	1,899	2,149
Total equity	319,569	328,355
	$724,984	$744,580

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$164,419	$191,409
Cost of sales	121,199	145,059
Gross profit	43,220	46,350
General, selling and administrative expenses	33,053	33,638
Operating profit	10,167	12,712
Other income (expense):
Interest expense, net	(3,407)	(2,401)
Other, net	(1,212)	(235)
	(4,619)	(2,636)
Income before income taxes and income (loss) from affiliates and joint ventures	5,548	10,076
Income tax expense	1,571	2,717
Income before income (loss) from affiliates and joint ventures	3,977	7,359
Income (loss) from affiliates and joint ventures	(8)	1,295
Net income	3,969	8,654

Net income (loss) attributable to noncontrolling interests	(207)	33
Net income (loss) attributable to AMCOL shareholders	$4,176	$8,621

Weighted average common shares outstanding	30,694	30,260
Weighted average common and common equivalent shares outstanding	30,909	30,889

Basic earnings per share attributable to AMCOL shareholders	$0.14	$0.28

Diluted earnings per share attributable to AMCOL shareholders	$0.14	$0.28

Dividends declared per share	$0.18	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
Net income (loss)	$3,969	$8,654	$4,176	$8,621	$(207)	$33
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,966)	5,239	(8,923)	5,239	(43)	-
Unrealized gain (loss) on interest rate swap agreement	168	(2,112)	168	(2,112)	-	-
Other	(60)	593	(60)	593	-	-
Comprehensive income (loss)	$(4,889)	$12,374	$(4,639)	$12,341	$(250)	$33

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest

Balance at December 31, 2007	$352,650	$258,164	$33,248	$320	$(21,008)	$81,599	$327
Net income	8,654	8,621					33
Cash dividends	(4,816)	(4,816)
Purchase of treasury stock	(2,062)				(2,062)
Sales of treasury shares pursuant to options	753				1,633	(880)
Tax benefit from employee stock plans	690					690
Vesting of common stock in connection with employee stock plans	751					751
Comprehensive income (loss)	3,720		3,720
Other	183						183

Balance at March 31, 2008	360,523	261,969	36,968	320	(21,437)	82,160	543

Balance at December 31, 2008	$328,355	$262,453	$(4,721)	$320	$(18,196)	$86,350	$2,149
Net income (loss)	3,969	4,176					(207)
Cash dividends	(5,505)	(5,505)
Purchase of treasury stock	(175)				(175)
Sales of treasury shares pursuant to options	753				1,908	(1,155)
Tax benefit from employee stock plans	315					315
Vesting of common stock in connection with employee stock plans	715					715
Comprehensive income (loss)	(8,858)		(8,815)				(43)

Balance at March 31, 2009	319,569	261,124	(13,536)	320	(16,463)	86,225	1,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flow from operating activities:
Net income	$3,969	$8,654
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	8,958	7,435
Other non-cash charges	2,349	(103)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	38,898	(5,671)
Decrease (increase) in noncurrent assets	446	(301)
Increase (decrease) in current liabilities	(14,677)	(5,624)
Increase (decrease) in noncurrent liabilities	710	(112)
Net cash provided by (used in) operating activities	40,653	4,278
Cash flow from investing activities:
Capital expenditures	(23,597)	(12,932)
Capital expenditures - corporate building	(6,400)	(2,831)
Proceeds fron sale of depreciable assets - corporate building	6,400	-
Acquisitions, net of cash	(70)	(1,148)
Investments in and advances to affiliates and joint ventures	(575)	(2,107)
Receipts from (advances to) Chrome Corp	6,000	(6,000)
Other	549	33
Net cash used in investing activities	(17,693)	(24,985)
Cash flow from financing activities:
Net change in outstanding debt	(3,227)	23,404
Net change in outstanding debt - corporate building	-	9,463
Proceeds from sales of treasury stock	743	753
Purchases of treasury stock	(165)	(2,062)
Dividends	(5,505)	(4,816)
Excess tax benefits from stock-based compensation	612	669
Net cash provided by (used in) financing activities	(7,542)	27,411
Effect of foreign currency rate changes on cash	(2,298)	1,177
Net increase (decrease) in cash and cash equivalents	13,120	7,881
Cash and cash equivalents at beginning of period	19,441	25,282
Cash and cash equivalents at end of period	$32,561	$33,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

We, AMCOL International Corporation (the Company), operate in five segments:  minerals, environmental, oilfield services, transportation and corporate.  The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets.  The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications.  The oilfield services segment provides onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, rental tools, coil tubing and well testing data services for the oil and gas industry.  The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to our other segments as well as third-party customers.  Intersegment sales are insignificant, other than intersegment shipping, which is eliminated in the corporate segment. The composition of our revenues by segment is as follows:

	Three Months Ended
	March 31,
	2009	2008
Minerals	49%	52%
Environmental	27%	30%
Oilfield services	19%	13%
Transportation	7%	7%
Intersegment shipping	-2%	-2%
	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2008, is unaudited.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2008.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended March 31,  2009 and 2008, and our financial position as of March 31, 2009, and all such adjustments are of a normal recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform with the condensed consolidated financial statement presentation for the three months ended March 31, 2009. These reclassifications did not have a material impact on our financial statements.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”).  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not directly or indirectly attributable to a parent company.  SFAS 160 establishes standards of reporting for noncontrolling interests as well as deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly identified and reported within equity in the consolidated statement of financial position, albeit separate from the parent company’s equity.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interests rather than reporting the noncontrolling interest as a deduction in arriving at net income.  The adoption of SFAS 160 on January 1, 2009 did not have a material impact on our financial statements. The presentation and disclosure requirements of this standard were applied retrospectively.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS157-2”), which delayed our effective date of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) to January 1, 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” (“SFAS 161”). This standard requires enhanced disclosures about an entity’s derivative and hedging activities and is intended to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this Standard on January 1, 2009 did not have a material impact on our financial statements. See Note 7 for additional disclosures required by this standard.

In April 2009, FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP FAS 141(R)-1”). This FSP amends and clarifies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS No. 141 (R)”) for initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP requires contingent assets acquired and liabilities assumed in a business combination to be recognized at acquisition date fair value during the measurement period. If the fair value cannot be determined during the measurement period, and if the information available before the end of the measurement period indicates that it is probable that an asset existed or a liability incurred at the acquisition date and such amount can reasonably be estimated, then the provisions of SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” shall be applied. Contingent consideration arrangements assumed in a business combination shall still be measured subsequently per the provisions of SFAS No. 141(R). FSP FAS 141(R)-1 has been effective for us since January 1, 2009. The effect of this standard on our financial statements will depend on the nature and terms of acquisitions completed after January 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim periods. We do not believe this standard will have a material impact on our financial statements when we adopt it on June 30, 2009.

Note 2:	EARNINGS PER SHARE

The table below provides further share information used in computing our earnings per share for the periods presented herein.  Basic earnings per share was computed by dividing net income attributable to AMCOL shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share was computed by dividing net income attributable to AMCOL shareholders by the weighted average common shares outstanding after consideration of the dilutive effect of stock based compensation outstanding during each period.

	Three Months Ended
	March 31,
	2009	2008
Weighted average number of common shares outstanding	30,694,053	30,259,799
Dilutive impact of stock based compensation	215,126	629,113
Weighted average number of common and common equivalent shares outstanding for the period	30,909,179	30,888,912
Number of common shares outstanding at the end of the period	30,591,488	30,156,968

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	1,530,997	553,334

Note 3:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at March 31, 2009 and December 31, 2008 are comprised of the following components:

	March 31,	December 31,
	2009	2008
Crude stockpile inventories	$39,496	$40,056
In-process and finished goods inventories	43,833	51,653
Other raw material, container, and supplies inventories	32,370	33,357
	$115,699	$125,066

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

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$5,649	$5,699
Settlement of obligations	(590)	(384)
Liabilities incurred and accretion expense	1,073	532
Balance at end of period	$6,132	$5,847

Note 4:	BUSINESS SEGMENT INFORMATION

As previously mentioned, we operate in five segments.  We measure segment performance based on operating profit, which is defined as net sales less cost of sales and general, selling and administrative expenses related to a segment’s operations.  The costs deducted to arrive at operating profit do not include several items, such as net interest expense or income taxes.  Segment assets are those assets used in the operations of that segment.  Corporate assets include cash and cash equivalents, corporate leasehold improvements, and other miscellaneous equipment.

The following summaries set forth certain financial information by business segment:

	Three Months Ended
	March 31,
	2009	2008
Net sales:
Minerals	$80,157	$99,344
Environmental	44,233	58,219
Oilfield services	31,898	24,143
Transportation	11,291	14,350
Intersegment shipping	(3,160)	(4,647)
Total	$164,419	$191,409

Operating profit (loss):
Minerals	$7,608	$7,687
Environmental	3,694	5,971
Oilfield services	4,917	3,949
Transportation	481	780
Corporate	(6,533)	(5,675)
Total	$10,167	$12,712

	As of Mar. 31, 2009	As of Dec. 31, 2008
Assets:
Minerals	$352,786	$341,111
Environmental	149,910	177,898
Oilfield services	163,626	160,691
Transportation	4,277	4,761
Corporate	54,385	60,119
Total	$724,984	$744,580

	Three Months Ended
	March 31,
	2009	2008
Depreciation, depletion and amortization:
Minerals	$4,113	$3,674
Environmental	1,484	1,575
Oilfield services	2,950	1,774
Transportation	11	9
Corporate	400	403
Total	$8,958	$7,435

Capital expenditures:
Minerals	$19,815	$7,687
Environmental	536	858
Oilfield services	2,465	3,284
Transportation	-	12
Corporate	7,181	3,922
Total	$29,997	$15,763

Research and development expense:
Minerals	$1,335	$1,276
Environmental	527	644
Oilfield services	167	119
Corporate	86	148
Total	$2,115	$2,187

Note 5:	EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Three Months Ended
	March 31,
	2009	2008
Service cost	$412	$418
Interest cost	651	593
Expected return on plan assets	(554)	(781)
Amortization of acturial (gain) / loss	107	(16)
Amortization of prior service cost	16	17
Net periodic benefit cost	$632	$231

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we expect to contribute up to $1,000 to our pension plan in 2009.

Note 6:	INCOME TAXES

Our effective tax rate for the three months ended March 31, 2009 and 2008 was 28.3% and 27.0%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries.

In the normal course of business, we are subject to examination by taxing authorities throughout the world.  With few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2001.  The Internal Revenue Service (“IRS”) has examined or the statute of limitations is closed for our U.S. federal income tax returns for all years through 2004. The IRS has recently begun auditing the 2005, 2006 and 2007 tax years.

Note 7:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

As a multinational corporation with operations throughout the world, we are subject to certain market risks, including those related to foreign currency, interest rates and government actions. We use a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. We use derivative financial instruments only for risk management and not for trading or speculative purposes.

The following table sets forth the fair values of our derivative instruments:

	Balance Sheet	Fair Value as of
Liability Derivatives	Location	March 31, 2009	December 31, 2008

Derivatives designated as hedging instruments under Statement 133:

Interest rate swap	Other liabilities	$5,606	$5,997

Derivatives not designated as hedging instruments under Statement 133:

Foreign currency exchange contracts	Accrued liabilities	$238	N/A

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use several inputs in the valuation technique used to calculate the fair value of each derivative instrument. The fair value hierarchy under SFAS 157 prioritizes these inputs in the following three broad levels:

Level 1 – Valuation is based on quoted prices (unadjusted) in active markets for identical assets or liabilities we have the ability to access at the measurement date.

Level 2 – Valuation is based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model based valuations for which all significant inputs are observable in the market.

Level 3 – Valuation is based on model based techniques that use unobservable inputs for the asset or liability. These inputs reflect our own assumption about the assumption market participants would use in pricing the asset or liability.

The interest rate swap and foreign currency exchange contracts are valued using discounted cash flows. The key inputs include foreign exchange rate, forward points and interest rate which are readily observable at commonly quoted intervals for the term of the contract and the valuation does not involve significant management judgment.

The following table illustrates how the fair value of our derivative instruments is dependent upon different levels of input assumptions for our derivatives outstanding as of March 31, 2009:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance at
Description	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swap	$5,606	N/A	$5,606	N/A

Foreign currency exchange contracts	238	N/A	238	N/A
	$5,844		$5,844

The following table illustrates how the fair value of our derivative instruments is dependent upon different levels of input assumptions for our derivatives outstanding as of December 31, 2008:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance at
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swap	$5,997	N/A	$5,997	N/A

Cash flow hedges

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	(Effective Portion)
	Three Months Ended March 31,
Derivatives in Statement 133 Cash Flow Hedging Relationships	2009	2008

Interest rate swap	$168	$(2,112)

We use interest rate swaps to manage floating interest rate risk on debt securities. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of March 31, 2009 and 2008, we had an interest rate swap outstanding which effectively hedges the variable interest rate of our senior notes to a fixed rate of 5.6% per annum.

Other
We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary exposures are to fluctuations in exchange rates between the U.S. dollar and the Euro, British pound and Polish zloty.  We also have significant exposure to fluctuations in exchange rates between the British pound and the Euro as well as between the Polish zloty and the Euro. We have entered into a series of foreign exchange forward contracts to mitigate the risk of currency fluctuations on these exposures. We also entered into a series of foreign exchange collars to mitigate the risk of currency fluctuations on our February 2009 purchase of a chrome mine in South Africa, the purchase price of which was paid in Australian dollars.

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Recognized in Income on	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments Under Statement 133	Derivatives	2009	2008

Foreign currency exchange contracts	Other, net	$(882)	$291

Note 8:	CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, certain statements we make, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth and levels of capital expenditures. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following: actual performance in our various markets; conditions in the metalcasting and construction industries; oil and gas prices and conditions in those industries; operating costs; competition; currency exchange rates and devaluations; delays in development, production and marketing of new products; integration of acquired businesses; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission.  We undertake no duty to update any forward looking statements to actual results or changes in our expectations.

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

The principal mineral that we utilize to generate our mineral based revenues is bentonite.  We own or lease bentonite reserves in the United States, China, Turkey and Australia.  Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, Mexico, Russia and Azerbaijan.  Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve.  We believe that our understanding of bentonite properties, mining methods, processing and application to markets are the core components of our longevity and future prospects.

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

The majority of our revenues are generated in North America; our fastest growing markets are in the Asia-Pacific and Eastern European regions, which have continued to outpace the United States in economic growth in recent years.  Consequently, the state of the US and international economies impacts our revenues.

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

•
Acquisitions:  We continually seek opportunities to add complementary businesses to our portfolio of products, as appropriate, when we believe those businesses are fairly valued and fit with our overall growth strategy.  However, the global economic and credit crisis that existed in the beginning of 2009 will make it more challenging for us to do this than it has in recent years.  Over the last several years, we have acquired a number of businesses.

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  We describe certain risks under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K for the year ended December 31, 2008.  In general, the significance of these risks has not materially changed over the past year except as they are affected by the recent credit crisis occurring in the United States and throughout many of the economies in which we operate. The ongoing credit crisis is characterized by increased volatility, and lack of available capital for short and long term financing. The credit crisis may increase the risks outlined in our latest Annual Report on Form 10-K, especially in the areas of our reliance on key industries (which could be more adversely affected due to the credit crisis), volatility of our stock price, and increased exchange rate sensitivity. In addition, the credit crisis may affect our ability to obtain additional financing to fund acquisitions or other activities on terms substantially similar to our current debt facilities should that need arise in the future. Any of these factors could adversely affect our business opportunities and results.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis.  We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain.  As a result, actual results could differ from these estimates.  For more information on our critical accounting policies, please read our Annual Report on Form 10-K for the year ended December 31, 2008.

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results.  This discussion should be read with the accompanying condensed consolidated financial statements.

Three months ended March 31, 2009 vs. March 31, 2008

Consolidated Review

The following table compares our operating results for the quarters ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,
Consolidated	2009	2008	2009 vs. 2008
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$164,419	$191,409	-14.1%
Cost of sales	121,199	145,059
Gross profit	43,220	46,350	-6.8%
margin %	26.3%	24.2%
General, selling and administrative expenses	33,053	33,638	-1.7%
Operating profit	10,167	12,712	-20.0%
margin %	6.2%	6.6%
Other income (expense):
Interest expense, net	(3,407)	(2,401)	41.9%
Other, net	(1,212)	(235)	415.7%
	(4,619)	(2,636)

Income before income taxes and income (loss) from affiliates and joint ventures	5,548	10,076
Income tax expense	1,571	2,717	-42.2%
effective tax rate	28.3%	27.0%

Income before income (loss) from affiliates and joint ventures	3,977	7,359
Income (loss) from affiliates and joint ventures	(8)	1,295	-100.6%

Net income	3,969	8,654

Net income (loss) attributable to noncontrolling interests	(207)	33	-727.3%

Net income (loss) attributable to AMCOL shareholders	$4,176	$8,621	-51.6%

Basic earnings per share attributable to AMCOL shareholders	$0.14	$0.28

Diluted earnings per share attributable to AMCOL shareholders	$0.14	$0.28

We measure sales fluctuations by the relevant components: organic, acquisitions, and foreign currency exchange. Fluctuation due to foreign currency exchange is measured as the change in revenues resulting from differences in currency exchange rates between periods. Fluctuation due to acquisitions is measured as the changes in revenues resulting from businesses within the first year (twelve consecutive months) we own them. Any remaining fluctuation is due to organic component. The table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals	-6.6%	0.0%	-3.5%	-10.1%
Environmental	-3.1%	0.0%	-4.2%	-7.3%
Oilfield services	2.2%	2.0%	-0.1%	4.1%
Transportation & intersegment shipping	-0.8%	0.0%	0.0%	-0.8%
Total	-8.3%	2.0%	-7.8%	-14.1%
% of change	59.4%	-13.9%	54.5%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	33.6%	8.7%	6.6%	48.9%
Environmental	13.7%	11.0%	2.2%	26.9%
Oilfield services	18.1%	0.3%	0.9%	19.3%
Transportation	4.9%	0.0%	0.0%	4.9%
Total - current year's period	70.3%	20.0%	9.7%	100.0%
Total from prior year's comparable period	68.0%	22.5%	9.5%	100.0%

Net sales:

The decrease in net sales is driven almost equally between an overall decrease in our organic revenues as well as adverse currency movements on sales in our overseas businesses.  Our oilfield services segment revenues increased, however, over the comparable prior year’s quarter due to the acquisition in May 2008 of our coil tubing business.

Gross profit:

Overall gross profit decreased due to the decrease in net sales mentioned above.  However, gross margin increased due to price increases in our minerals segment implemented in 2008 which were not in full effect during the prior year’s quarter.

General, selling & administrative expenses (GS&A):

GS&A expenses decreased slightly with large increases in our oilfield services and corporate segments offset by a large decrease in our environmental segment.  The increases are largely due to the acquisition of our coil tubing business in May 2008, commissions resulting from increased sales in our oilfield services segment, and increased professional fees in our corporate segment associated with restating our quarterly results for the second and third quarter of 2008 for items associated with our Indian investment in Ashapura Minechem Limited (“Ashapura”). The decrease is primarily due to fluctuations in foreign currency exchange rates and lower personnel related cost in our environmental segment.

Operating profit:

Operating profit decreased due to the decrease in gross profit as mentioned earlier.  On a segment basis, our environmental segment experienced the largest decrease while our oilfield services segment experienced an increase in operating profits.  Operating profit margin decreased across all segments except our minerals segment.

Interest expense, net:

Net interest expense increased due to increased average debt levels - we began 2009 with debt levels significantly greater than those that existed at the beginning of 2008 due to increased capital spending, an acquisition, and increased working capital levels generated in 2008. The majority of our long-term debt has a variable rate of interest which is primarily influenced by changes in LIBOR.

Other income (expense):

Other expense includes foreign currency transaction gains and losses for third party and intercompany related activity as well as gains and losses on foreign currency derivatives.  Other expense increased in 2009 largely due to losses on derivatives associated with our purchase of a chrome mine in South Africa, the purchase price for which was denominated in Australian Dollars (AUD).

Income tax expense:

Our effective tax rate increased in 2009 to 28.3% compared with 27.0% in the prior year’s period.  This difference equates to an approximate $70 thousand difference in income taxes, which is insignificant.  Our effective tax rate in both reporting periods continues to differ from the U.S. federal statutory 35.0% rate largely due to depletion deductions and differences in local tax rates on the income of our foreign subsidiaries which are generally lower than the U.S. rates.

Income (loss) from affiliates & joint ventures:

As reported in our Form 10-K for 2008, income from our investment in Ashapura has historically comprised the majority of income from affiliates and joint-ventures.  As also reported therein, we have written off our investment in this entity as of December 31, 2008, and have suspended recognition of further losses on this investment in accordance with the equity method of accounting.  As such, the lack of income from Ashapura in 2009 caused the decrease as compared to the 2008 period.

Net income (loss) attributable to AMCOL shareholders:

The decrease in net income from the prior year period results largely from the decrease in operating profit, increased expenses for interest and derivative losses, and the lack of income from Ashapura.

Diluted earnings per share:

Diluted EPS decreased commensurate with the decrease in net income as previously outlined.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Three Months Ended March 31,
Minerals	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$80,157	100.0%	$99,344	100.0%	$(19,187)	-19.3%
Cost of sales	63,975	79.8%	82,667	83.2%
Gross profit	16,182	20.2%	16,677	16.8%	(495)	-3.0%
General, selling and administrative expenses	8,574	10.7%	8,990	9.0%	(416)	-4.6%
Operating profit	7,608	9.5%	7,687	7.8%	(79)	-1.0%

	Three Months Ended March 31,
Minerals Product Line Sales	2009	2008	% change
	(Dollars in Thousands)
Metalcasting	$31,541	$40,678	-22.5%
Specialty materials	22,662	25,663	-11.7%
Pet products	17,415	19,523	-10.8%
Basic minerals	7,850	12,041	-34.8%
Other product lines	689	1,439	*
Total	80,157	99,344

* Not meaningful.

Decreased sales volumes accounted for the decrease in revenues over the prior year quarter, primarily in metalcasting and drilling products (part of basic minerals) due to the global recession.  The segment also experienced decreased revenues due to adverse movements in foreign currency exchange rates, primarily the British pound and Turkish Lira to the US dollar, which was almost entirely offset by the effect of a full period of selling price increases that were instituted in the prior year but were not in effect in the prior year’s quarter.  The increased selling prices also accounted for the increase in gross profit margins.

GS&A expenses decreased marginally due to foreign exchange rate movements and decreases in employee related expenses due to greater cost controls.  This decrease, along with the increase in gross profit margin, contributed to the increase in operating profit margins.

Environmental Segment

	Three Months Ended March 31,
Environmental	2009		2008		2009 vs. 2008
	(Dollars in Thousands)

Net sales	$44,233	100.0%	$58,219	100.0%	$(13,986)	-24.0%
Cost of sales	30,134	68.1%	38,798	66.6%
Gross profit	14,099	31.9%	19,421	33.4%	(5,322)	-27.4%
General, selling and administrative expenses	10,405	23.5%	13,450	23.1%	(3,045)	-22.6%
Operating profit	3,694	8.4%	5,971	10.3%	(2,277)	-38.1%

	Three Months Ended March 31,
Environmental Product Line Sales	2009	2008	% change
	(Dollars in Thousands)
Lining technologies	$26,753	$32,495	-17.7%
Building materials	12,378	19,995	-38.1%
Other product lines	5,102	5,729	*
Total	44,233	58,219

* Not meaningful.

Revenues in the environmental segment decreased due to adverse movements in foreign currency exchange rates, primarily the British pound and Polish zloty to the US dollar, and organic decreases across all product lines due to the recession and credit crisis.  These decreases also led to the decrease in gross profit margins.

GS&A expenses decreased in part due to the currency movements as mentioned above as well as due to decreased employee incentives and third party commissions stemming from decreased sales levels.  Operating profit margin decreased due to the decrease in sales and gross profit margin.

Oilfield Services Segment

	Three Months Ended March 31,
Oilfield Services	2009		2008		2009 vs. 2008
	(Dollars in Thousands)

Net sales	$31,898	100.0%	$24,143	100.0%	$7,755	32.1%
Cost of sales	20,293	63.6%	15,441	64.0%
Gross profit	11,605	36.4%	8,702	36.0%	2,903	33.4%
General, selling and administrative expenses	6,688	21.0%	4,753	19.7%	1,935	40.7%
Operating profit	4,917	15.4%	3,949	16.3%	968	24.5%

Strong increased demand for offshore, deep water filtration services was the primary driver of the increased sales over the prior year quarter.  Sales levels were also helped by the inclusion of our coil tubing business, which we acquired in May 2008 and thus is not present in the prior year quarterly results.

GS&A expenses increased due to the acquisition of our coil tubing business and increases in employee related expenses due to greater sales levels.  Operating profits increased due to the increased gross profits mentioned above.  Operating margin, however, decreased as the profitability of our coil tubing business was lower than other parts of the business, thereby decreasing the overall profitability.  Our coil tubing business has experienced significant competitive pressures as customers reduce their use of these services given the drop in oil prices.

Transportation Segment

	Three Months Ended March 31,
Transportation	2009		2008		2009 vs. 2008
	(Dollars in Thousands)

Net sales	$11,291	100.0%	$14,350	100.0%	$(3,059)	-21.3%
Cost of sales	9,957	88.2%	12,800	89.2%
Gross profit	1,334	11.8%	1,550	10.8%	(216)	-13.9%
General, selling and administrative expenses	853	7.6%	770	5.4%	83	10.8%
Operating profit	481	4.2%	780	5.4%	(299)	-38.3%

Traffic levels decreased as compared to the prior year period due to the recession in the United States.  In addition, prices for gasoline have decreased, leading to decreased fuel surcharges.  Both of these factors contributed to the decrease in this segment’s performance.

Corporate Segment

	Three Months Ended March 31,
Corporate	2009	2008	2009 vs. 2008
	(Dollars in Thousands)
Intersegment shipping sales	$(3,160)	$(4,647)	1,487
Intersegment shipping costs	(3,160)	(4,647)
Gross profit	-	-	-
General, selling and administrative expenses	6,533	5,675	858	15.1%
Operating loss	6,533	5,675	858	15.1%

Intersegment shipping revenues and costs are related to billings from our transportation segment to its domestic minerals and environmental segment sister companies for services.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate GS&A expenses increased due to both non-recurring professional fees incurred to restate our second and third quarter results for 2008 (related to our investment in Ashapura as previously discussed) and greater employee and employee benefit related expenses.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, and borrowings from our revolving credit facility have been our sources of funds to provide working capital, make capital expenditures, acquire businesses, repurchase common stock, and pay dividends to shareholders.  We believe cash flows from operations and borrowings from an unused and committed credit facility will be adequate to support our current business needs for the foreseeable future.  Given the current economic climate and credit crisis, it is unlikely that we would pursue a substantial acquisition in 2009.  However, we may need additional debt or equity facilities in order to pursue acquisitions, when and if these opportunities become available, and we may or may not be able to obtain such facilities on terms substantially similar to our current facilities as discussed in Item 1A – Risk Factors in our Form 10-K for 2008. See our additional comments in the Overview section of Part 1, Item 2 of this report. Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

	Three Months Ended
Cash Flows	March 31,
($ in millions)	2009	2008
Net cash provided by operating activities	$40.7	$4.3
Net cash used in investing activities	$(17.7)	$(25.0)
Net cash provided by (used in) financing activities	$(7.5)	$27.4

Cash flows from operating activities increased substantially as compared to the prior year period due to decreased working capital levels, which we were able to reduce through concerted efforts and decreased business activity resulting from the current recession.  Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern will continue for the remainder of this year.

Cash flows used in investing activities decreased in the current year period due to the purchase of a chrome mine in South Africa for $15.1 million (included within capital expenditures).  Investing activities include the repayment of a $6 million loan from the seller, Chrome Corporation that we made in the prior year period.

Cash flows from financing activities decreased as we paid off debt whereas in the previous year we incurred more debt.  Year-to-date dividends increased in 2009 to $0.18 per share from $0.16 per share in the prior year period.

	As at
Financial Position	March 31,	December 31,
($ in millions)	2009	2008
Working capital	$239.1	$262.7
Goodwill & intangible assets	$120.9	$122.5
Total assets	$725.0	$744.6

Long-term debt	$253.0	$256.8
Other long-term obligations	$64.4	$50.9
Total equity	$319.6	$328.4

Working capital at March 31, 2009 decreased over the amount at December 31, 2008 due to decreases in accounts receivable and inventories partly commensurate with the decreased sales levels but also due to increased efforts to better manage working capital.  Given the seasonality of our environmental segment and the project nature of some of our services provided in the oilfield services segment, working capital levels typically increase in the second and third quarters of the year.  Our current ratio was 3.7-to-1 and 3.4-to-1 at March 31, 2009, and December 31, 2008, respectively.

Long-term debt decreased due to our ability to repay debt using cash generated from operating activities as opposed to investing that cash in greater working capital levels and investing activities.  Long-term debt relative to total capitalization remained fairly constant at 44.2% at March 31, 2009 versus 43.9% at December 31, 2008.  We have approximately $61.0 million of borrowing capacity available from our revolving credit facility at March 31, 2009.  We are in compliance with financial covenants related to the revolving credit facility as of the period covered by this report.

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

Contractual Obligations and Off-Balance Sheet Arrangements (in millions)

Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 discloses our contractual obligations and off-balance sheet arrangements.  Other than the decrease in our long-term bank debt as disclosed in our condensed consolidated financial statements herein there were no material changes in our contractual obligations and off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2008 other than those discussed in Part 1, Item 2 of this report.

Item 4:	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”),  as of March 31, 2009. Based on that evaluation, they have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below and the fact that our remedial efforts have not been completed as of March 31, 2009, our disclosure controls and procedures were not effective as of March 31, 2009 in recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in the reports we file or submit under the Exchange Act. Notwithstanding the foregoing, we believe that the financial statements included within this report fairly present, in all material respects, our financial position and results of operations in conformity with generally accepted accounting principles in the United States, for the periods presented.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include in their annual reports on Form 10-K an assessment by management of the effectiveness of our internal controls over financial reporting.  As described in our annual report on Form 10-K filed for the year ended December 31, 2008, we identified a material weakness in internal control over financial reporting relative to incorporating the results of our equity investees in our financial statements pursuant to the equity method of accounting. In particular, our design of internal controls did not address the proper accounting for the value of derivative instruments held by one of our equity investees, Ashapura Minechem Limited. As a result of the foregoing, we began implementing changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Specifically, these changes include transferring the responsibility of accounting for equity investees from our minerals segment to our corporate segment. We are also enhancing controls over financial reporting of our equity investees to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles.

Although remedial efforts were initiated in the first quarter of 2009, the implementation of such changes had not been completed as of March 31, 2009.  Accordingly, we have determined that the material weakness in our internal control over financial reporting relative to our accounting for equity investments as described in the annual report on Form 10-K filed by the Company for the year ended December 31, 2008 still existed as of March 31, 2009.

PART II - OTHER INFORMATION

Item 1A:	Risk Factors

Information regarding risk factors appears in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.  Except as discussed previously in our Management’s Discussion and Analysis section of this report, there have been no material changes from the risk factors disclosed therein.

Item 6:	Exhibits

Exhibit Number

3.2	AMCOL International Corporation Amended and Restated By-Laws, as amended and restated February 10, 2009 (1)
10.1	Form of Indemnification Agreement between the Company and its directors and executive officers (1)
10.2	Employment Agreement dated February 2, 2009 between AMCOL International Corporation and Lawrence E. Washow (2)
10.3	Employment Agreement dated February 2, 2009 between AMCOL International Corporation and Gary L. Castagna (2)
10.4	Employment Agreement dated February 2, 2009 between AMCOL International Corporation and Ryan F. McKendrick (2)
10.5	Employment Agreement dated February 2, 2009 between AMCOL International Corporation and Donald W. Pearson (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.

(1)	Exhibit is incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.
(2)	Exhibit is incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	May 8, 2009	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Date:	May 8, 2009	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.2	AMCOL International Corporation Amended and Restated By-Laws, as amended and restated February 10, 2009 (1)
10.1	Form of Indemnification Agreement between the Company and its directors and executive officers (1)
10.2	Employment Agreement dated February 2, 2009 between AMCOL International Corporation and Lawrence E. Washow (2)
10.3	Employment Agreement dated February 2, 2009 between AMCOL International Corporation and Gary L. Castagna (2)
10.4	Employment Agreement dated February 2, 2009 between AMCOL International Corporation and Ryan F. McKendrick (2)
10.5	Employment Agreement dated February 2, 2009 between AMCOL International Corporation and Donald W. Pearson (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.

(1)	Exhibit is incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2009.
(2)	Exhibit is incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.