Form 10-Q
period 2009-06-30
AMCOL INTERNATIONAL CORP
filed 2009-08-10
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________ ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 3, 2009
(Common stock, $.01 par value)	30,610,718 Shares

AMCOL INTERNATIONAL CORPORATION

INDEX

		Page No.
Part I - Financial Information

Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets –
	June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations –
	three and six months ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Comprehensive Income –
	three and six months ended June 30, 2009 and 2008	6

	Condensed Consolidated Statements of Changes in Equity –
	six months ended June 30, 2009 and 2008	7

	Condensed Consolidated Statements of Cash Flows –
	six months ended June 30, 2009 and 2008	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

Part II - Other Information

Item 1A:	Risk Factors	37

Item 4:	Submission of Matters to a Vote of Security Holders	40

Item 6:	Exhibits	40

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1:  Financial Statements

	June 30,	December 31,
ASSETS	2009	2008
	(unaudited)	*
Current assets:
Cash and cash equivalents	$21,357	$19,441
Accounts receivable, net	155,196	197,611
Inventories	104,776	125,066
Prepaid expenses	13,969	12,812
Deferred income taxes	4,723	5,358
Income tax receivable	4,008	3,490
Other	161	7,409

Total current assets	304,190	371,187

Investment in and advances to affiliates and joint ventures	28,043	30,025

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	53,628	17,186
Depreciable assets	399,099	380,555

	452,727	397,741
Less: accumulated depreciation and depletion	222,606	206,398
	230,121	191,343
Other assets:
Goodwill	71,035	68,482
Intangible assets, net	50,352	53,974
Deferred income taxes	15,136	15,867
Other assets	22,575	13,702
	159,098	152,025
	$721,452	$744,580

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008
	(unaudited)	*
Current liabilities:
Accounts payable	$43,837	$45,297
Accrued liabilities	52,257	63,197
Total current liabilities	96,094	108,494

Long-term debt	230,056	256,821

Pension liabilities	24,263	22,939
Other liabilities	41,120	27,971
	65,383	50,910
Equity:
Common stock	320	320
Additional paid in capital	82,586	86,350
Retained earnings	261,712	262,453
Accumulated other comprehensive income (loss)	540	(4,721)
	345,158	344,402
Treasury stock	(16,330)	(18,196)

Total AMCOL shareholders' equity	328,828	326,206

Noncontrolling interest	1,091	2,149
Total equity	329,919	328,355
	$721,452	$744,580

*Condensed from audited financial statements.
  The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$335,619	$425,256	$171,200	$233,847
Cost of sales	245,251	316,246	124,052	171,187
Gross profit	90,368	109,010	47,148	62,660
General, selling and administrative expenses	66,421	72,847	33,368	39,209
Operating profit	23,947	36,163	13,780	23,451
Other income (expense):
Interest expense, net	(6,566)	(5,238)	(3,159)	(2,837)
Other, net	(2,714)	595	(1,502)	830
	(9,280)	(4,643)	(4,661)	(2,007)
Income before income taxes and income (loss) from
affiliates and joint ventures	14,667	31,520	9,119	21,444
Income tax expense	3,117	8,383	1,546	5,666
Income before income (loss) from affiliates and
joint ventures	11,550	23,137	7,573	15,778
Income (loss) from affiliates and joint ventures	(1,642)	625	(1,634)	(670)
Net income	9,908	23,762	5,939	15,108

Net income (loss) attributable to noncontrolling interests	(365)	307	(158)	274

Net income (loss) attributable to AMCOL shareholders	$10,273	$23,455	$6,097	$14,834

Weighted average common shares outstanding	30,719	30,336	30,744	30,413

Weighted average common and common equivalent shares outstanding	30,928	30,938	30,984	30,993

Basic earnings per share attributable to AMCOL shareholders	$0.33	$0.77	$0.20	$0.49

Diluted earnings per share attributable to AMCOL shareholders	$0.33	$0.76	$0.20	$0.48

Dividends declared per share	$0.36	$0.32	$0.18	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Net income (loss)	$5,939	$15,108	$6,097	$14,834	$(158)	$274
Other comprehensive income (loss):
Foreign currency translation adjustment	13,471	1,379	13,131	1,435	340	(56)
Unrealized gain (loss) on interest rate swap agreement	1,151	2,109	1,151	2,109	-	-
Other	(206)	(663)	(206)	(663)	-	-

Comprehensive income (loss)	$20,355	$17,933	$20,173	$17,715	$182	$218

	Total		AMCOL Shareholders		Noncontrolling Interest
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Net income (loss)	$9,908	$23,762	$10,273	$23,455	$(365)	$307
Other comprehensive income (loss):
Foreign currency translation adjustment	4,505	6,618	4,208	6,674	297	(56)
Unrealized gain (loss) on interest rate swap agreement	1,319	(3)	1,319	(3)	-	-
Other	(266)	(70)	(266)	(70)	-	-

Comprehensive income (loss)	$15,466	$30,307	$15,534	$30,056	$(68)	$251

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2007	$352,650	$258,164	$33,248	$320	$(21,008)	$81,599	$327
Net income	23,762	23,455					307
Dividends	(9,671)	(9,671)
Purchase of treasury shares	(2,062)				(2,062)
Issuance of treasury shares pursuant to options and acquisition	4,920				4,216	704
Tax benefit from employee stock plans	946					946
Vesting of common stock in connection with employee stock plans	1,542					1,542
Comprehensive income (loss)	6,545		6,601				(56)
Investments made	2,447						2,447
Other	183						183

Balance at June 30, 2008	381,262	271,948	39,849	320	(18,854)	84,791	3,208

Balance at December 31, 2008	$328,355	$262,453	$(4,721)	$320	$(18,196)	$86,350	$2,149
Net income (loss)	9,908	10,273					(365)
Dividends	(11,014)	(11,014)
Purchase of treasury shares	(175)				(175)
Issuance of treasury shares pursuant to options and acquisition	778				2,041	(1,263)
Tax benefit from employee stock plans	783					783
Vesting of common stock in connection with employee stock plans	1,430					1,430
Purchase of noncontrolling interest shares	(5,704)					(4,714)	(990)
Comprehensive income (loss)	5,558		5,261				297

Balance at June 30, 2009	329,919	261,712	540	320	(16,330)	82,586	1,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flow from operating activities:
Net income	$9,908	$23,762
Adjustments to reconcile from net income to net cash
provided by (used in) operating activities:
Depreciation, depletion, and amortization	17,875	15,747
Other non-cash charges	3,630	(488)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	45,157	(53,864)
Decrease (increase) in noncurrent assets	(4,665)	(650)
Increase (decrease) in current liabilities	(8,004)	12,065
Increase (decrease) in noncurrent liabilities	1,639	1,416
Net cash provided by (used in) operating activities	65,540	(2,012)
Cash flow from investing activities:
Capital expenditures	(32,446)	(23,313)
Capital expenditures - corporate building	(6,400)	(6,273)
Proceeds fron sale of depreciable assets - corporate building	6,400	-
Acquisitions, net of cash	(522)	(42,257)
Investments in and advances to affiliates and joint ventures	(889)	(9,715)
Receipts from (advances to) Chrome Corp	6,000	(6,000)
Other	1,874	(1,198)
Net cash used in investing activities	(25,983)	(88,756)
Cash flow from financing activities:
Net change in outstanding debt	(28,792)	84,820
Net change in outstanding debt - corporate building	-	11,081
Proceeds from sales of treasury stock	768	1,272
Purchases of treasury stock	(165)	(2,062)
Dividends	(11,014)	(9,671)
Excess tax benefits from stock-based compensation	686	913
Net cash provided by (used in) financing activities	(38,517)	86,353
Effect of foreign currency rate changes on cash	876	1,115
Net increase (decrease) in cash and cash equivalents	1,916	(3,300)
Cash and cash equivalents at beginning of period	19,441	25,282
Cash and cash equivalents at end of period	$21,357	$21,982

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

	Six Months Ended
	June 30,
	2009	2008
Minerals	46%	49%
Environmental	30%	32%
Oilfield services	19%	15%
Transportation	7%	7%
Intersegment shipping	-2%	-3%
	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2008, is unaudited.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2008.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended June 30,  2009 and 2008, and our financial position as of June 30, 2009, and all such adjustments are of a normal recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three and six months ended June 30, 2009. These reclassifications did not have a material impact on our financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year for a variety of reasons, including the seasonality of our environmental segment, which varies due to the seasonal nature of the construction industry, and our oilfield services segment, which varies due to seasonality of weather in its various markets.

As appropriate, we have evaluated subsequent events that have occurred through August 10, 2009, the date of issuance for these condensed consolidated financial statements as well as the filing date of this Form 10-Q.

Recently Adopted Accounting Standards

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

In April 2009, FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP FAS 141(R)-1”). This FSP amends and clarifies the provisions of SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141 (R)”) for initial recognition and measurement, subsequent measurement, accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP requires pre-acquisition contingencies assumed in a business combination to be recognized at acquisition date fair value. If the fair value cannot be determined during the measurement period, and if the information available before the end of the measurement period indicates that it is probable that an asset existed or a liability incurred at the acquisition date and such amount can reasonably be estimated, then the provisions of SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” shall be applied. Contingent consideration arrangements assumed in a business combination shall still be measured subsequently per the provisions of SFAS No. 141(R). We adopted FSP FAS 141(R)-1 on January 1, 2009. This standard did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim periods. This standard did not have a material impact on our financial statements when we adopted it on June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Although introducing new terminology, the standard is based on the same principles that currently exist with US GAAP.  It does, however, require disclosure of the date through which we have evaluated subsequent events.  This standard did not have a material impact on our financial statements when we adopted it on June 30, 2009.

Recently Issued Accounting Standards (Not Yet Adopted)

Accounting pronouncements approved by various standard setting and governmental authorities that have not yet become effective with respect to our condensed consolidated financial statements are detailed as follows, together with our assessment of the potential impact they may have on our condensed consolidated financial statements:

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”).  This standard amends consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continual involvement with VIEs.  We are currently evaluating the effect this standard will have on our financial statements when we adopt it on January 1, 2010.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS 168”). Once in effect, The FASB Accounting Standards CodificationTM (Codification) will become the source of US GAAP recognized by the FASB to be applied by all non-governmental entities. Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  We do not believe this standard will have a material impact on our financial statements when we adopt it on September 30, 2009.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding	30,719,389	30,336,315	30,744,447	30,412,832
Dilutive impact of stock based compensation	208,579	602,087	239,696	580,598
Weighted average number of common and common equivalent shares outstanding for the period	30,927,968	30,938,402	30,984,143	30,993,430
Number of common shares outstanding at the end of the period	30,602,966	30,380,915	30,602,966	30,380,915

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	1,606,728	640,207	1,143,072	18,333

Note 3:               ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at June 30, 2009 and December 31, 2008 are comprised of the following components:

	June 30,	December 31,
	2009	2008
Crude stockpile inventories	$31,844	$40,056
In-process and finished goods inventories	45,152	51,653
Other raw material, container, and supplies inventories	27,780	33,357
	$104,776	$125,066

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

	Six Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$5,649	$5,699
Settlement of obligations	(669)	(625)
Liabilities incurred and accretion expense	862	1,579
Acquisition of mining claims	474	-
Foreign Currency	136	-
Balance at end of period	$6,452	$6,653

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

The following summaries set forth certain financial information by business segment:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Minerals	$155,636	$206,347	$75,479	$107,003
Environmental	99,603	136,260	55,370	78,041
Oilfield services	64,031	61,798	32,133	37,655
Transportation	22,849	31,233	11,558	16,883
Intersegment shipping	(6,500)	(10,382)	(3,340)	(5,735)
Total	$335,619	$425,256	$171,200	$233,847

Operating profit (loss):
Minerals	$13,391	$16,207	$5,783	$8,520
Environmental	10,848	18,226	7,154	12,255
Oilfield services	9,367	12,697	4,450	8,748
Transportation	990	1,613	509	833
Corporate	(10,649)	(12,580)	(4,116)	(6,905)
Total	$23,947	$36,163	$13,780	$23,451

	As of Jun. 30, 2009	As of Dec. 31, 2008
Assets:
Minerals	$345,970	$341,111
Environmental	159,430	177,898
Oilfield services	159,152	160,691
Transportation	3,549	4,761
Corporate	53,351	60,119
Total	$721,452	$744,580

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Depreciation, depletion and amortization:
Minerals	$8,113	$7,667	$4,000	$3,993
Environmental	3,003	3,180	1,519	1,605
Oilfield services	5,887	4,023	2,937	2,249
Transportation	21	16	10	7
Corporate	851	861	451	458
Total	$17,875	$15,747	$8,917	$8,312

Capital expenditures:
Minerals	$23,647	$11,911	$3,832	$4,224
Environmental	1,095	2,311	559	1,453
Oilfield services	6,465	6,209	4,000	2,925
Transportation	-	17	-	5
Corporate	7,639	9,138	458	5,216
Total	$38,846	$29,586	$8,849	$13,823

Research and development expense:
Minerals	$2,698	$2,573	$1,363	$1,297
Environmental	1,073	1,130	546	486
Oilfield services	335	256	168	137
Corporate	127	576	41	428
Total	$4,233	$4,535	$2,118	$2,348

Note 5:               EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$824	$835	$412	$417
Interest cost	1,303	1,187	652	594
Expected return on plan assets	(1,073)	(1,561)	(519)	(780)
Amortization of acturial (gain) / loss	213	(32)	106	(16)
Amortization of prior service cost	31	34	15	17
Net periodic benefit cost	$1,298	$463	$666	$232

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we expect to contribute up to $1,000 to our pension plan in 2009.

Note 6:               INCOME TAXES

Our effective tax rate for the six months ended June 30, 2009 and 2008 was 21.3% and 26.8%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries.

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

The following table sets forth the fair values of our derivative instruments:

	Balance Sheet	Fair Value as of
Liability Derivatives	Location	June 30, 2009	December 31, 2008

Derivatives designated as hedging instruments under Statement 133:

Interest rate swap	Other liabilities	$3,642	$5,997

Derivatives not designated as hedging instruments under Statement 133:

Foreign currency exchange contracts	Accounts payable	$512	N/A

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

The following table illustrates how the fair value of our derivative instruments is dependent upon different levels of input assumptions for our derivatives outstanding as of June 30, 2009:

		Fair Value Measurements Using
	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swap	$3,642	N/A	$3,642	N/A

Foreign currency exchange contracts	512	N/A	512	N/A

	$4,154		$4,154

The following table illustrates how the fair value of our derivative instruments is dependent upon different levels of input assumptions for our derivatives outstanding as of December 31, 2008:

		Fair Value Measurements Using
	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swap	$5,997	N/A	$5,997	N/A

Cash flow hedges

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Amount of Gain or (Loss) Recognized in OCI on Derivatives
	(Effective Portion)		(Effective Portion)
Derivatives in Statement 133 Cash Flow Hedging Relationships	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Interest rate swap	$1,319	$(3)	$1,151	$2,109

We use interest rate swaps to manage floating interest rate risk on debt securities. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of June 30, 2009 and 2008, we had an interest rate swap outstanding which effectively hedges the variable interest rate of our senior notes to a fixed rate of 5.6% per annum.

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

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivatives		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments Under Statement 133	Recognized in Income on	Six Months Ended June 30,		Three Months Ended June 30,
	Derivatives	2009	2008	2009	2008

Foreign currency exchange contracts	Other, net	$(4,792)	$1,964	$(3,910)	$1,673

Note 8:               CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, certain statements we make, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth and levels of capital expenditures. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following: actual performance in our various markets; conditions in the metalcasting and construction industries; oil and gas prices and conditions in those industries; operating costs; competition; currency exchange rates and devaluations; delays in development, production and marketing of new products; integration of acquired businesses; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission.  We undertake no duty to update any forward looking statements to actual results or changes in our expectations.

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

The principal mineral that we utilize to generate our mineral based revenues is bentonite.  We own or lease bentonite reserves in the United States, China, Turkey and Australia.  Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, Mexico, Russia and Azerbaijan.  Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve.  We believe that our understanding of bentonite properties, mining methods, processing and application to markets are two of the core components of our longevity and future prospects.

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

•
Mineral development:  Bentonite is a component in a majority of the products we produce.  Since it is a natural material, we must continually expand our reserve base to maintain a long-term business.  Our goal is to add new reserves to replace the bentonite mined each year.  Furthermore, we need to ensure new reserves meet the physical property requirements for our diverse product lines and are economical to mine.  Our organization is committed to developing its global reserve base to meet these requirements.

•
Acquisitions:  We continually seek opportunities to add complementary businesses to our portfolio of products, as appropriate, when we believe those businesses are fairly valued and fit with our overall growth strategy.  However, the existing global economic will make it more challenging for us to do this than it has in recent years.

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  We describe certain risks throughout this report as well as under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K for the year ended December 31, 2008.  In general, the significance of these risks has not materially changed over the past year except as they are affected by the global economic and credit crisis occurring in the United States and throughout many of the economies in which we operate. The ongoing credit crisis is characterized by increased volatility, and lack of available capital for short and long term financing. The credit crisis may increase the risks outlined in our latest Annual Report on Form 10-K, especially in the areas of our reliance on key industries (which could be more adversely affected due to the credit crisis), volatility of our stock price, and increased exchange rate sensitivity. In addition, the credit crisis may affect our ability to obtain additional financing to fund acquisitions or other activities on terms substantially similar to our current debt facilities should that need arise in the future. Any of these factors could adversely affect our business opportunities and results.

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

Three months ended June 30, 2009 vs. June 30, 2008

Consolidated Review

The following table compares our operating results for the quarters ended June 30, 2009 and June 30, 2008:

	Three Months Ended June 30,
Consolidated	2009	2008	2009 vs. 2008
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$171,200	$233,847	-26.8%
Cost of sales	124,052	171,187
Gross profit	47,148	62,660	-24.8%
margin %	27.5%	26.8%
General, selling and administrative expenses	33,368	39,209	-14.9%
Operating profit	13,780	23,451	-41.2%
margin %	8.0%	10.0%
Other income (expense):
Interest expense, net	(3,159)	(2,837)	11.4%
Other, net	(1,502)	830	-281.0%
	(4,661)	(2,007)

Income before income taxes and income (loss) from affiliates and joint ventures	9,119	21,444
Income tax expense	1,546	5,666	-72.7%
effective tax rate	17.0%	26.4%

Income before income (loss) from affiliates and joint ventures	7,573	15,778
Income (loss) from affiliates and joint ventures	(1,634)	(670)	143.9%

Net income	5,939	15,108

Net income (loss) attributable to noncontrolling interests	(158)	274	-157.7%

Net income (loss) attributable to AMCOL shareholders	$6,097	$14,834	-58.9%

Basic earnings per share attributable to AMCOL shareholders	$0.20	$0.49

Diluted earnings per share attributable to AMCOL shareholders	$0.20	$0.48

We measure sales fluctuations by the relevant components: organic, acquisitions, and foreign currency exchange. Fluctuation due to foreign currency exchange is measured as the change in revenues resulting from differences in currency exchange rates between periods. Fluctuation due to acquisitions is measured as the changes in revenues resulting from businesses within the first year (twelve consecutive months) we own them. Any remaining fluctuation is due to organic components. The table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals	-11.5%	0.0%	-2.0%	-13.5%
Environmental	-5.8%	0.3%	-4.2%	-9.7%
Oilfield services	-3.9%	1.7%	-0.2%	-2.4%
Transportation & intersegment shipping	-1.3%	0.0%	0.0%	-1.3%
Total	-22.5%	2.0%	-6.4%	-26.9%
% of change	83.7%	-7.5%	23.8%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	26.3%	10.1%	7.7%	44.1%
Environmental	15.7%	14.3%	2.3%	32.3%
Oilfield services	16.9%	0.8%	1.1%	18.8%
Transportation	4.8%	0.0%	0.0%	4.8%
Total - current year's period	63.7%	25.2%	11.1%	100.0%
Total from prior year's comparable period	67.1%	23.3%	9.6%	100.0%

Net sales:

The decrease in net sales is driven by an overall decrease in our organic revenues predominantly within our minerals and environmental services segments.

Gross profit:

Overall gross profit decreased due to the decrease in net sales mentioned above.  However, gross margin increased due primarily to price increases in our minerals segment implemented in 2008 which were not in full effect during the prior year’s quarter.

General, selling & administrative expenses (GS&A):

GS&A expenses decreased 14.9%, with all of our segments reducing expenses as compared to last year’s quarter.  The decreases were greatest in our environmental and corporate segments.  Favorable exchange rate movements helped drive the decrease in the environmental segment, especially from fluctuations in European currencies.  Efforts to reduce costs within our corporate departments combined with favorable gains on benefit plan assets helped decrease operating expenses in that segment.

Operating profit:

Operating profit decreased due to the decrease in gross profit as mentioned earlier.  On a segment basis, our environmental and oilfield services segments experienced the largest decreases as these businesses are more heavily impacted by the current economic environment, the impact of which is heightened as these businesses move into their busiest time of the season.  Operating profit margin decreased across all segments as the reductions in GS&A expenses were not large enough to offset the impact of decreased gross profits.

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

Other income (expense):

Other expense includes foreign currency transaction gains and losses for third party and intercompany related activity as well as gains and losses on foreign currency derivatives.  Other expenses increased in 2009 largely due to losses on foreign currency transactions and derivatives to manage the risk of these foreign currency fluctuations.

Income tax expense:

Our effective tax rate decreased in 2009 to 17.0% compared with 26.4% in the prior year’s period because a greater proportion of our income is being derived by our foreign subsidiaries, whose tax rates are lower than the 35% US federal income tax rate.

Income (loss) from affiliates & joint ventures:

Our joint ventures experienced a loss during the quarter largely due to the fact that they are geographically less diversified businesses.  For example, the majority of our Russian investee’s sales are generated within Russia, leading to losses as the Russian economy experiences significant decreases in the markets for its products.  In addition, losses from our investment in Belgium increased as that business begins to establish operating activities after recently completing a production processing facility.

Diluted earnings per share:

Diluted EPS decreased commensurate with the decrease in net income as opposed to a change in the weighted average shares outstanding, which remained relatively constant.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Three Months Ended June 30,
Minerals	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$75,479	100.0%	$107,003	100.0%	$(31,524)	-29.5%
Cost of sales	60,567	80.2%	88,659	82.9%
Gross profit	14,912	19.8%	18,344	17.1%	(3,432)	-18.7%
General, selling and
administrative expenses	9,129	12.1%	9,824	9.2%	(695)	-7.1%
Operating profit	5,783	7.7%	8,520	7.9%	(2,737)	-32.1%

	Three Months Ended June 30,
Minerals Product Line Sales	2009	2008	% change
	(Dollars in Thousands)
Metalcasting	$30,954	$44,709	-30.8%
Specialty materials	22,007	27,328	-19.5%
Pet products	15,355	19,179	-19.9%
Basic minerals	6,090	13,317	-54.3%
Other product lines	1,073	2,470	*
Total	75,479	107,003

* Not meaningful.

Decreased sales volumes accounted for the decrease in revenues over the prior year quarter, primarily in metalcasting and drilling products (part of basic minerals) due to the global recession.  The segment also experienced decreased revenues due to adverse movements in foreign currency exchange rates, primarily the British pound and Turkish Lira to the US dollar.  The effect of a full period of selling price increases that were instituted in the prior year but were not in effect in the prior year’s quarter worked to slightly ameliorate these decreases.  The increased selling prices, however, were the primary driver behind the increase in gross margins.

GS&A expenses decreased marginally due principally to favorable foreign exchange rate movements, again primarily in European currencies.  However, they did not decrease proportionally to revenues, leading to a slight decrease in operating profit margin.

Environmental Segment

	Three Months Ended June 30,
Environmental	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$55,370	100.0%	$78,041	100.0%	$(22,671)	-29.1%
Cost of sales	35,843	64.7%	51,165	65.6%
Gross profit	19,527	35.3%	26,876	34.4%	(7,349)	-27.3%
General, selling and
administrative expenses	12,373	22.3%	14,621	18.7%	(2,248)	-15.4%
Operating profit	7,154	13.0%	12,255	15.7%	(5,101)	-41.6%

	Three Months Ended June 30,
Environmental Product Line Sales	2009	2008	% change
	(Dollars in Thousands)
Lining technologies	$34,670	$48,452	-28.4%
Building materials	15,099	22,858	-33.9%
Other product lines	5,601	6,731	*
Total	55,370	78,041

* Not meaningful.

Revenues in the environmental segment decreased due to adverse movements in foreign currency exchange rates, primarily the British pound and Polish zloty to the US dollar, and organic decreases across all product lines due to the recession and credit crisis.  Gross margins improved due to decreased raw material costs, such as resin and lower freight costs.

More than 75% of the decrease in GS&A expenses is attributable to foreign currency exchange rate fluctuations which, while they reduce the value of foreign denominated revenues, also reduce foreign denominated expenses.  Operating profit margin decreased due to the combination of the above reasons.

Oilfield Services Segment

	Three Months Ended June 30,
Oilfield Services	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$32,133	100.0%	$37,655	100.0%	$(5,522)	-14.7%
Cost of sales	20,770	64.6%	21,904	58.2%
Gross profit	11,363	35.4%	15,751	41.8%	(4,388)	-27.9%
General, selling and
administrative expenses	6,913	21.5%	7,003	18.6%	(90)	-1.3%
Operating profit	4,450	13.9%	8,748	23.2%	(4,298)	-49.1%

Several of our oilfield services segment service offerings experienced fluctuations in revenues as compared to the prior year’s period.  Although foreign markets were down overall, our foreign operations benefited from new revenues in Brazil that were not present in the prior year’s period as our activities were not operational in the prior year period.  Domestically, our on-shore operations suffered more than our offshore operations, especially our Nitrogen services which experienced the largest decrease in revenues.

Certain of our businesses are experiencing significant selling price competition, especially our coil tubing and nitrogen businesses, due to reductions in demand and the entrance of competitors who used to primarily serve the offshore market but have focused more on the on-shore market given depressed activities offshore.  All these factors led to significant decreases in gross margins, combined with the fact that the prior year’s gross margins were very good as certain of our businesses, such as our European business, experienced record profits in last year’s quarter.

Operating profits decreased due to the decreased gross profits mentioned above without commensurate decreases in GS&A expenses.  Operating margin decreased as the profitability of our coil tubing business was lower than other parts of the business, thereby decreasing the overall profitability.  Our coil tubing business has experienced significant competitive pressures as customers reduce their use of these services given the drop in oil and natural gas prices.

Transportation Segment

	Three Months Ended June 30,
Transportation	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$11,558	100.0%	$16,883	100.0%	$(5,325)	-31.5%
Cost of sales	10,212	88.4%	15,194	90.0%
Gross profit	1,346	11.6%	1,689	10.0%	(343)	-20.3%
General, selling and
administrative expenses	837	7.2%	856	5.1%	(19)	-2.2%
Operating profit	509	4.4%	833	4.9%	(324)	-38.9%

Traffic levels decreased as compared to the prior year period due to the recession in the United States.  In addition, prices for gasoline have decreased, leading to decreased fuel surcharges.  Both of these factors contributed to the decrease in this segment’s performance.

Corporate Segment

	Three Months Ended June 30,
Corporate	2009	2008	2009 vs. 2008
	(Dollars in Thousands)
Intersegment shipping sales	$(3,340)	$(5,735)	2,395
Intersegment shipping costs	(3,340)	(5,735)
Gross profit	-	-
General, selling and
administrative expenses	4,116	6,905	(2,789)	-40.4%
Operating loss	4,116	6,905	(2,789)	-40.4%

Intersegment shipping revenues and costs are related to billings from our transportation segment to its domestic minerals and environmental segment sister companies for services.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate GS&A expenses decreased in many areas due to reduced consulting, IT and personnel related costs.

Six months ended June 30, 2009 vs. June 30, 2008

Consolidated Review

The following table compares our operating results for the period ended June 30, 2009 and June 30, 2008:

	Six Months Ended June 30,
Consolidated	2009	2008	2009 vs. 2008
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$335,619	$425,256	-21.1%
Cost of sales	245,251	316,246
Gross profit	90,368	109,010	-17.1%
margin %	26.9%	25.6%
General, selling and
administrative expenses	66,421	72,847	-8.8%
Operating profit	23,947	36,163	-33.8%
margin %	7.1%	8.5%
Other income (expense):
Interest expense, net	(6,566)	(5,238)	25.4%
Other, net	(2,714)	595	-556.1%
	(9,280)	(4,643)

Income before income taxes and income (loss) from affiliates and joint ventures	14,667	31,520
Income tax expense	3,117	8,383	-62.8%
effective tax rate	21.3%	26.6%

Income before income (loss) from affiliates and joint ventures	11,550	23,137
Income (loss) from affiliates and joint ventures	(1,642)	625	-362.7%

Net income	9,908	23,762

Net income (loss) attributable to noncontrolling interests	(365)	307	-218.9%

Net income (loss) attributable to AMCOL shareholders	$10,273	$23,455	-56.2%

Basic earnings per share attributable to AMCOL shareholders	$0.33	$0.77

Diluted earnings per share attributable to AMCOL shareholders	$0.33	$0.76

We measure sales fluctuations by the relevant components: organic, acquisitions, and foreign currency exchange.  The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals	-9.2%	0.0%	-2.7%	-11.9%
Environmental	-4.6%	0.2%	-4.2%	-8.6%
Oilfield services	-1.2%	1.8%	-0.1%	0.5%
Transportation & intersegment shipping	-1.1%	0.0%	0.0%	-1.1%
Total	-16.1%	2.0%	-7.0%	-21.1%
% of change	76.4%	-9.4%	33.0%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions (Americas; EMEA; and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	29.9%	9.4%	7.1%	46.4%
Environmental	14.7%	12.7%	2.3%	29.7%
Oilfield services	17.5%	0.6%	1.0%	19.1%
Transportation	4.8%	0.0%	0.0%	4.8%
Total - current year's period	66.9%	22.7%	10.4%	100.0%
Total from prior year's comparable period	67.6%	22.9%	9.5%	100.0%

Net sales:

The decrease in net sales predominantly stems from the decrease in volumes in our domestic minerals business and our environmental segment. Revenues from our oilfield services and transportation segments also decreased.

Gross profit:

Overall gross profit decreased due to the decrease in net sales mentioned above.  However, gross margin increased due primarily to price increases in our minerals segment implemented in 2008 which were not in full effect during the prior year’s comparable period.

General, selling & administrative expenses (GS&A):

GS&A expenses experienced an 8.8% decrease primarily due to favorable exchange rate movements in our environmental segment combined with decreases in our minerals and corporate segments.

Operating profit:

Operating profit decreased due to the decrease in gross profit as mentioned earlier.  Excluding our corporate segment, every segment experienced deteriorating operating profits as we will outline later herein.  However, our minerals segment experienced increased operating profit margins due to the aforementioned selling price increases.

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

Other income (expense):

Other expense includes foreign currency transaction gains and losses for third party and intercompany related activity as well as gains and losses on foreign currency derivatives.  Other expense increased in 2009 largely due to losses on derivative and foreign exchange transaction losses.  We are undertaking several measures to ameliorate these losses.

Income tax expense:

Our effective tax rate is lower in 2009 than in 2008 due to a greater proportion of income being derived in our foreign operations, which typically have income tax rates which are lower than the statutory 35% in the USA.

Income (loss) from affiliates & joint ventures:

Our joint ventures experienced a loss during the period largely due to the fact that they are geographically less diversified businesses.  For example, the majority of our Russian investee’s sales are generated within Russia, leading to losses as the Russian economy experiences significant decreases in the markets for its products.  In addition, losses from our investment in Belgium increased as that business begins to establish operating activities after recently completing a production processing facility.

Diluted earnings per share:

Diluted EPS decreased commensurate with the decrease in net income as previously outlined.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Six Months Ended June 30,
Minerals	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$155,636	100.0%	$206,347	100.0%	$(50,711)	-24.6%
Cost of sales	124,542	80.0%	171,326	83.0%
Gross profit	31,094	20.0%	35,021	17.0%	(3,927)	-11.2%
General, selling and administrative expenses	17,703	11.4%	18,814	9.1%	(1,111)	-5.9%
Operating profit	13,391	8.6%	16,207	7.9%	(2,816)	-17.4%

	Six Months Ended June 30,
Minerals Product Line Sales	2009	2008	% change
	(Dollars in Thousands)
Metalcasting	$62,495	$85,387	-26.8%
Specialty materials	44,669	52,991	-15.7%
Pet products	32,770	38,702	-15.3%
Basic minerals	13,940	25,358	-45.0%
Other product lines	1,762	3,909	*
Total	155,636	206,347

* Not meaningful.

Decreased sales volumes accounted for the reduction in revenues over the prior year period, primarily in metalcasting and drilling products (part of basic minerals) due to the global recession.  The segment also experienced decreased revenues due to adverse movements in foreign currency exchange rates, primarily the British pound and Turkish Lira to the US dollar, which were more than offset by the effect of a full period of selling price increases that were instituted in the prior year but were not in effect in the prior year’s period.  The increased selling prices also accounted for the increase in gross profit margins.

GS&A expenses decreased due to foreign exchange rate movements and decreases in employee related expenses.  This decrease, along with the increase in gross profit margin, contributed to the increase in operating profit margins.

Environmental Segment

	Six Months Ended June 30,
Environmental	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$99,603	100.0%	$136,260	100.0%	$(36,657)	-26.9%
Cost of sales	65,977	66.2%	89,963	66.0%
Gross profit	33,626	33.8%	46,297	34.0%	(12,671)	-27.4%
General, selling and administrative expenses	22,778	22.9%	28,071	20.6%	(5,293)	-18.9%
Operating profit	10,848	10.9%	18,226	13.4%	(7,378)	-40.5%

	Six Months Ended June 30,
Environmental Product Line Sales	2009	2008	% change
	(Dollars in Thousands)

Lining technologies	$61,423	$80,947	-24.1%
Building materials	27,477	42,853	-35.9%
Other product lines	10,703	12,460	*
Total	99,603	136,260

* Not meaningful.

Revenues in the environmental segment decreased due, almost equally, to two factors:  exchange rates and reduced activity in our domestic markets due to the recession and credit crisis.  Adverse movements in foreign currency exchange rates, primarily the British pound and Polish zloty to the US dollar, drove the decrease due to exchange rates.  Organic decreases across all product lines, but most notably our lining technologies and contracting services divisions, accounted for the decrease due to recessionary and credit crisis factors.  These decreases also led to the decrease in gross profits as gross margins were relatively constant.

GS&A expenses decreased in part due to the currency movements as mentioned above and due to decreased employee incentives and third party commissions stemming from decreased sales levels.  Operating profit margin decreased due to the decrease in sales without a corresponding decrease in GS&A expenses.

Oilfield Services Segment

	Six Months Ended June 30,
Oilfield Services	2009		2008		2009 vs. 2008
	(Dollars in Thousands)

Net sales	$64,031	100.0%	$61,798	100.0%	$2,233	3.6%
Cost of sales	41,063	64.1%	37,345	60.4%
Gross profit	22,968	35.9%	24,453	39.6%	(1,485)	-6.1%
General, selling and administrative expenses	13,601	21.2%	11,756	19.0%	1,845	15.7%
Operating profit	9,367	14.7%	12,697	20.6%	(3,330)	-26.2%

Strong increased demand for offshore, deep water filtration services and revenues from our May 2008 acquisition of our coil tubing business are the primary drivers of the increased sales over the prior year period.  However, these sales levels are being achieved at reduced selling prices given increased competition for services as oil and gas companies curtail their investments and maintenance activities given the decline in the price of oil.  The increased competition has thus led to reduced gross profits and gross margins.

GS&A expenses increased primarily due to the acquisition of our coil tubing business.  Operating profits decreased due to the decreased gross profits mentioned above, and the decreased operating margins follow the decrease in gross margins.  Additive to that, however, is our coil tubing business which has experienced significant competitive pressures as customers reduce their use of these services given the drop in oil prices.

Transportation Segment

	Six Months Ended June 30,
Transportation	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$22,849	100.0%	$31,233	100.0%	$(8,384)	-26.8%
Cost of sales	20,169	88.3%	27,994	89.6%
Gross profit	2,680	11.7%	3,239	10.4%	(559)	-17.3%
General, selling and administrative expenses	1,690	7.4%	1,626	5.2%	64	3.9%
Operating profit	990	4.3%	1,613	5.2%	(623)	-38.6%

Traffic levels decreased as compared to the prior year period due to the recession in the United States.  In addition, prices for gasoline have decreased, leading to decreased fuel surcharges.  Both of these factors contributed to the decrease in this segment’s performance.

Corporate Segment

	Six Months Ended June 30,
Corporate	2009	2008	2009 vs. 2008
	(Dollars in Thousands)
Intersegment shipping sales	$(6,500)	$(10,382)	3,882
Intersegment shipping costs	(6,500)	(10,382)
Gross profit	-	-	-
General, selling and administrative expenses	10,649	12,580	(1,931)	-15.3%
Operating loss	10,649	12,580	(1,931)	-15.3%

Intersegment shipping revenues and costs are related to billings from our transportation segment to its domestic minerals and environmental segment sister companies for services.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate GS&A expenses decreased due to reduced employee and employee related expenses, including benefits, as well as a decrease in professional and consulting expenses.

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

	Six Months Ended
Cash Flows	June 30,
($ in millions)	2009	2008
Net cash provided by operating activities	$65.5	$(2.0)
Net cash used in investing activities	$(26.0)	$(88.8)
Net cash provided by (used in) financing activities	$(38.5)	$86.4

Cash flows from operating activities increased substantially as compared to the prior year period due to decreased working capital levels, which we were able to reduce through decreased business activity resulting from the current economic environment and better inventory management.  Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern will continue for the remainder of this year.

Cash flows used in investing activities decreased in the current year period as the prior year period includes the acquisition of our coil tubing business and our investment in a Russian bentonite company.  In 2009, we purchased a chrome sand mine in South Africa from Chrome Corporation for $15.1 million (included within capital expenditures).  Investing activities in 2009 include the repayment of the $6 million loan from Chrome Corporation made in 2008.

Cash flows from financing activities decreased as we paid off debt whereas in the previous year we incurred more debt.  We were able to pay down debt due to reduced working capital requirements and reduced investing activities.  Year-to-date dividends increased in 2009 to $0.36 per share from $0.32 per share in the prior year period.

	As at
Financial Position	June 30,	December 31,
($ in millions)	2009	2008
Working capital	$208.1	$262.7
Goodwill & intangible assets	$121.4	$122.5
Total assets	$721.5	$744.6

Long-term debt	$230.1	$256.8
Other long-term obligations	$65.4	$50.9
Total equity	$329.9	$328.4

Working capital at June 30, 2009 decreased over the amount at December 31, 2008 due to decreases in accounts receivable and inventories partly commensurate with the decreased sales levels but also due to increased efforts to minimize these assets.  Given the seasonality of our environmental segment and the project nature of some of our services provided in the oilfield services segment, working capital levels typically increase in the second and third quarters of the year.  However, this trend may or may not continue in the current economic environment.

Long-term debt relative to total capitalization reduced slightly to 41.1% at June 30, 2009 versus 43.9% at December 31, 2008.  We have approximately $87.0 million of borrowing capacity available from our revolving credit facility at June 30, 2009.  We are in compliance with financial covenants related to the revolving credit facility as of the period covered by this report.

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

Item 4:             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, they concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, on a timely basis, information we are required to disclose in the reports we file or submit under the Exchange Act.

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

Specifically, these changes include transferring the responsibility of accounting for equity investees from our minerals segment to our corporate segment. We also enhanced controls over financial reporting of our equity investees to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles.

We began remediating this material weakness in the first quarter of 2009 and completed our activities in the second quarter of 2009.  Accordingly, we have determined that the material weakness in our internal control over financial reporting relative to our accounting for equity investments as described in our annual report on Form 10-K for the year ended December 31, 2008 was remediated as of June 30, 2009.

PART II - OTHER INFORMATION

Item 1A:          Risk Factors

Information regarding risk factors appears in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we also face certain Market Risks as noted in Part 1, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of that Form 10-K.  The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks of International Expansion& Operation
An important part of our business strategy is to expand internationally, partly through our intent to seek acquisitions, joint ventures and strategic alliances globally.  Sales and earnings from our overseas operations have increased considerably in recent years and comprose a significant portion of our financial results; morever, our income has been more sensitive to our earnings from joint ventures.  As we expand and operate internationally, we will be subject to a myriad of risks, especially in less developed and higher growth countries.  These risks relate to currency exchange rates, political and economic environments, business and trade laws, and regulatory and compliance issues.  All of these risks can change beyond our control and lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, or losses in the realizability of our assets.

Seasonality of Our Oilfield Services and Environmental Segments
Our oilfield services segment and environmental segment are affected by seasonal weather patterns. A majority of our oilfield services’ revenues are derived from the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur in the Fall months.  In addition, it is affected by customers’ demands for natural gas.  Natural gas is affected by weather patterns as colder winters increase the demand for natural gas to heat homes and warmer summers increase the demand for natural gas to fuel generators providing electricity to run air conditioners.  Actual or threatened hurricanes or changes in the demand for natural gas can result in volatile demand for services provided by our oilfield services segment.

Our environmental segment is affected by weather patterns which determine the feasibility of construction activities.  Typically, less construction activity occurs in winter months and thus this segment’s revenues tend to be greatest in the second and third quarters when weather patterns in our geographic markets are more conducive to construction activities.

Cyclicality of Our Segments
All of our segments are affected by economic cycles.  During periods of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects.  Such developments occur even amongst customers that are not experiencing financial difficulties.  These risks are more predominant in our environmental and minerals segments.

In our environmental segment, the construction and infrastructure markets are heavily dependent upon the strength of domestic and international economies.  In our minerals segment, the metalcasting market is dependent upon the demand for castings for automotive, farming, railcar, home appliance and metallurgical uses.  The recent volatility in the credit markets and the economic slowdown that was present in the beginning of 2009 has decreased demand for our environmental and minerals segments’ products and services due to the decreased demand in these markets.  These decreases may or may not continue.

Sensitivity to Energy and Petroleum Related Products
We purchase a significant amount of raw materials which are derived from petrochemical products.  Our production processes also consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal.  We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges.

These factors combined represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations.  While we have been successful in attaining price increases in certain markets to offset some of these rising costs, there can be no assurance that we will be successful in continuing to achieve these price increases.

Ability to Complete,  Integrate & Finance Acquisitions
Our business strategy includes pursuing acquisitions of complementary businesses, either through our own wholly-owned subsidiaries or investments in affiliates and joint ventures.  The success of any future acquisitions or investments will be dependent upon our ability to locate an attractive business at an attractive price and our ability to successfully integrate them into our existing operations.

In addition, we have typically financed our acquisitions and investments with debt available to us under our various credit agreements.  However, we may decide to pay all or a portion of the purchase price of any future acquisition or investment with shares of our common stock.  If we use our common stock in this way, the ownership interests of our shareholders will be diluted and the price of the stock may decrease.

Impact of Competition
Our businesses have many competitors, some of whom are bigger and have more resources than we do.  We also face competition for some of our products from alternative products, and some of the competition we face comes from competitors in lower-cost production countries like China and India.  Many factors could change the level of competition we face in our markets, which could result in decreased demand for our products and services and negatively affect our financial performance.

Credit and Liquidity Concerns
In addition to the cash flows from our operations, we have relied on our ability to issue new debt instruments and borrow from our revolving credit facility to provide for our capital needs.  These debt facilities require us to certify certain representations and warranties and to comply with certain covenants, including certain financial ratios.  If we are not able to make these certifications, we may default on our debt facilities, which could impact our liquidity and have a material adverse effect on our business, financial position, and ability to raise debt in the future.

Even if we continue to satisfy the applicable financial covenants, the current volatility in the credit markets has caused a contraction in the availability and cost of obtaining credit generally.  This contraction could potentially reduce our sources of future liquidity.

As described more fully under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our most recent Form 10-K, our debt securities are also subject to interest rate risk, which could adversely affect the cost of our debt for those portions that are not or are inadequately hedged.

Ability to Pay Dividends
We currently declare and pay regular cash dividends on our common stock.  Any future payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors.  Our board of directors may decrease or discontinue payment of dividends at any time.  In addition, we cannot assure you that the agreements governing our current and future indebtedness will permit us to pay dividends on our common stock.

Item 4:                 Submission of Matters to a vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 7, 2009.

(b)	See Item 4(c) below.

(c)	At the Annual Meeting of Shareholders, the shareholders voted on the election of three directors, each to serve a three year term. The voting results were as follows:

Director	For	Withheld
Daniel P. Casey	21,969,576	517,592
Dale E. Stahl	21,898,661	588,506
Lawrence E. Washow	22,184,082	303,085

Item 6:                 Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      AMCOL INTERNATIONAL CORPORATION

Date: August 10, 2009	/s/ Lawrence E. Washow

Lawrence E. Washow
President and Chief Executive Officer

Date: August 10, 2009	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.