Form 10-K/A
period 2008-12-31
AMCOL INTERNATIONAL CORP
filed 2009-09-29
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________
Commission File Number: 0-15661

AMCOL INTERNATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	36-0724340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2870 Forbs Avenue
Hoffman Estates, Illinois	60192
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

AMCOL International Corporation (the “Company” or “AMCOL”) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, the financial statements and related notes of Ashapura Minechem Limited (“Ashapura”), an unconsolidated joint venture in which we hold a 21% equity ownership interest.

Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed.

Ashapura met the significant subsidiary test for our fiscal year ending December 31, 2008 and we have included in this Form 10-K/A the required audited financial statements for Ashapura’s fiscal year ending March 31, 2009 and the unaudited financial statements for the fiscal years ending March 31, 2008 and 2007.

The financial statements of Ashapura are prepared in accordance with accounting principles generally accepted in India (“Indian GAAP”), a basis of accounting other than accounting principles generally accepted in the United States of America (“ U.S. GAAP”).  Since Ashapura met a 30% significance test set forth in Rule 3-09 for 2008 (i.e. one of the years for which financial statements are presented), a quantitative reconciliation of key items presented under Indian GAAP with those of U.S. GAAP is required for all years presented.  Such reconciliations are also included herein.

Item 15 is the only portion of our Annual Report being supplemented or amended by this Form 10-K/A.  Additionally, in connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission rules, we are including currently dated certifications of our Chief Executive Officer and Chief Financial Officer.  This Form 10-K/A does not otherwise update or amend any other exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           1.  Financial Statements and Supplementary Data

The financial statements and supplementary information listed in the Index to Financial Statements, which appeared on page 41, were filed as part of the original 2008 Form 10-K filed on March 16, 2009.

2.  Financial Statement Schedules

The following information is included herein in this amended Form 10-K pursuant to Rule 3-09 of Regulation S-X:

Ashapura Minechem Limited

•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of March 31, 2009 and 2008 (unaudited)

•   Consolidated Profit and Loss Accounts for the years ended March 31, 2009, 2008 (unaudited) and 2007 (unaudited)

•   Consolidated Cash Flow Statements for the years ended March 31, 2009, 2008 (unaudited) and 2007 (unaudited)

•   Schedules Forming Part of the Accounts

3.  Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 36 through 37, are filed as part of this annual report.

(b)  See the Index to Exhibits beginning on page 36 of this annual report.

(c) The financial Statements of Ashapura Minechem Limited, which appear hereafter, are filed in accordance with Rule 3-09 of Regulation S-X.

Ashapura Minechem Limited

Financial Statements as of March 31, 2009 and 2008 (unaudited)
and for the Years Ended March 31, 2009, 2008 (unaudited) and 2007 (unaudited)
and the Independent Auditors’ Report

Sanghavi & Company
Chartered Accountants

REPORT OF INDEPENDENT AUDITOR

To
The Board of Directors of
Ashapura Minechem Limited

We have audited the accompanying balance sheet of Ashapura Minechem Limited (“the Company”), a company incorporated in India, as of March 31, 2009 and the related profit and loss account and the cash flow statement for the year then ended (all expressed in Indian Rupees). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to and nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

We did not audit the financial statements of certain subsidiaries and joint venture companies whose financial statements reflect total assets of Rs. 33,465.88 lacs as at March 31, 2009 and total revenues of Rs. 19,716.92 lacs for the year ended on March 31, 2009. These financial statements and other financial information have been audited by other auditors whose reports have been furnished to us by the management of the Company, and our opinion is based solely on the report of the other auditors.

In our opinion based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in India.

Accounting principles generally accepted in India vary in certain respects from accounting principles generally accepted in the United States of America. The application of the latter would have affected the determination of the net profit for the year ended March 31, 2009 and the determination of stockholder’s equity as of March 31, 2009, to the extent summarized in Note No. 23 of Schedule S.

SANGHAVI & COMPANY
Chartered Accountants

Mumbai, India
September 22, 2009

ASHAPURA MINECHEM LIMITED

CONSOLIDATED BALANCE SHEET AS AT 31st MARCH 2009

		31st MARCH 2009		31st MARCH 2008
	SCH			(unaudited)
SOURCES OF FUNDS:

Shareholders' Funds
Share Capital	A	157,972,196		157,937,180
Share Application Money		-		198,810
Employee Stock Option Outstanding		7,108,918		7,680,379
Reserves and Surplus	B	2,543,806,688	2,708,887,802	5,384,425,141	5,550,241,510

Minority Interest	C		1,879,143		1,180,113

Loan Funds
Secured Loans	D	5,714,675,959		2,895,668,408
Deferred Payment Liabilities	E	39,123,577		43,795,142
Unsecured Loans	F	258,585,822	6,012,385,358	-	2,939,463,550

			8,723,152,303		8,490,885,173

APPLICATION OF FUNDS:

Fixed Assets	G
Gross Block		3,243,477,054		1,680,623,397
Accumulated Depreciation		722,498,156		490,266,694
Net Block		2,520,978,898		1,190,356,703
Capital Work-in-Progress		812,818,877		678,861,600
Pre-Operative Expenses		222,056,698	3,555,854,473	189,088,508	2,058,306,811

Goodwill on Consolidation			104,400,525		104,400,525

Investments	H		600,912,781		1,370,263,383

Current Assets, Loans and Advances	I
Inventories		1,992,458,927		1,815,108,504
Sundry Debtors		1,505,440,516		2,603,700,926
Cash & Bank Balances		1,457,316,232		598,847,219
Loans and Advances		1,642,825,465		1,679,990,272
		6,598,041,140		6,697,646,921
Less: Current Liabilities and Provisions	J

Current Liabilities		3,405,319,783		1,523,289,108
Provisions		19,740,291		160,889,922
		3,425,060,074		1,684,179,030
Net Current Assets			3,172,981,066		5,013,467,891

Deferred Tax Assets / (Liabilities)			1,288,331,430		(56,980,340)

Miscellaneous Expenditure	K		672,028		1,426,903
(To the extent not written off or adjusted)
			8,723,152,303		8,490,885,173

NOTES ON ACCOUNTS	S

The Accompanying Schedules A to S are an integral part of this financial statements.

ASHAPURA MINECHEM LIMITED

CONSOLIDATED PROFIT & LOSS ACCOUNT FOR THE YEAR ENDED ON 31st MARCH 2009

(Amounts in Rupees)
	SCH	2008-2009		2007-2008 (unaudited)		2006-2007 (unaudited)

INCOME

Sales and Operational Income	L		9,612,635,797		17,336,645,147		12,724,428,289
Other Income	M		131,431,457		128,035,370		68,635,913
			9,744,067,254		17,464,680,517		12,793,064,202

EXPENDITURE
Change in Inventory	N		(135,188,797)		(771,632,368)		(175,519,231)

Materials, Mining, Manufacturing and
Other Operational Expenses	O		4,068,264,174		4,634,533,085		4,938,130,098

Selling & Distribution Expenses	P		4,090,295,423		10,781,695,580		5,557,410,701

Administrative and Other Expenses	Q		897,877,466		524,670,430		400,861,234

Foreign Currency Fluctuation Loss / (Gain)			4,470,942,269		(50,478,041)		-

Interest	R		283,403,023		161,677,917		136,941,417

Depreciation			243,992,181		91,432,483		73,475,412
			13,919,585,739		15,371,899,086		10,931,299,631
Profit Before Taxation			(4,175,518,485)		2,092,781,431		1,861,764,571

Provision for Taxation:
Current Tax		(33,950,000)		(441,355,000)		(529,050,000)
Earlier Years' Tax		(6,110,584)		(20,282,280)		(7,219,662)
Fringe Benefit Tax		(5,540,260)		(8,083,738)		(6,997,014)
Deferred Tax (Refer note no. 14)		1,345,311,770	1,299,710,926	(7,309,106)	(477,030,124)	(12,374,310)	(555,640,986)
Profit After Taxation			(2,875,807,559)		1,615,751,307		1,306,123,585
Extra Ordinary item (Refer Note No 8 )			(5,270,821)		(3,130,002)		-
Prior Period Adjustments			(9,083,621)		(87,981)		(107,282)
Share of (Loss) / Profit in Associate Company			(2,192,117)		4,449,181		(3,337,561)
			(2,892,354,118)		1,616,982,505		1,302,678,742
Minority Interest			(699,030)		(558,770)		(698,512)
Profit After Tax and Minority Interest			(2,893,053,148)		1,616,423,735		1,301,980,230

Balance Brought Forward From Previous Year			2,117,959,317		911,967,016		472,741,994

Amount Available for Appropriation			(775,093,831)		2,528,390,751		1,774,722,224

Appropriations:
General Reserve		35,000,000		262,608,551		725,445,366
Proposed Dividend		-		126,349,744		117,363,855
Corporate Dividend Tax		-	35,000,000	21,473,139	410,431,434	19,945,987	862,755,208

Balance Carried to Balance Sheet			(810,093,831)		2,117,959,317		911,967,016

Earning Per Share
Before Extra Ordinary Items
Basic			(36.56)		20.60		18.09
Diluted			(36.56)		20.50		17.94
After Extra Ordinary Items
Basic			(36.63)		20.56		18.09
Diluted			(36.63)		20.46		17.94
Face Value per Share			2.00		2.00		2.00

NOTES ON ACCOUNTS	S

The Accompanying Schedules A to S are an integral part of this financial statements.

ASHAPURA MINECHEM LIMITED

CONSOLIDATED CASH FLOW STATEMENT FOR THE YEAR ENDED 31st MARCH 2009

(Indian Rupees in lacs)
		2008-2009		2007-2008 (unaudited)		2006-2007 (unaudited)

A	CASH FLOW FROM OPERATING ACTIVITIES :

	Net Profit Before Tax And Extraordinary Items		(41,755.18)		20,927.81		18,617.65

	Adjustments for -

	Depreciation	2,439.92		914.32		734.75
	Amortization of Expenses	7.55		17.58		63.33
	Amortization of Stock Compensation	(5.71)		(137.89)		101.52
	Exchange Rate Adjustments (net)	508.36		(245.02)		(62.86)
	Loss (Profit) on sale of Fixed Assets	13.46		(2.10)		(3.21)
	Loss (Profit) on sale of Investments	(90.26)		(201.41)		(10.37)
	Provision for Doubtful Debts & Advances	2,205.66		-		-
	Provision for diminution in Investment	44.10		-		-
	Prior Period Adjustments	(90.84)		(0.88)		(73.27)
	Dividend Received	(803.01)		(630.23)		(377.85)
	Interest	2,496.91	6,726.15	1,260.65	975.02	1,133.83	1,505.87
	Operating Profit Before Working Capital Changes		(35,029.04)		21,902.84		20,123.52

	Adjustments for -

	Trade and Other Receivables	10,145.31		(11,183.14)		(9,979.74)
	Inventories	(1,773.50)		(8,221.82)		(1,948.21)
	Trade Payables	18,884.40	27,256.21	7,446.52	(11,958.44)	(5,216.40)	(17,144.35)
			(7,772.83)		9,944.40		2,979.17
	Cash Generated From Operations

	Interest Paid (net)	(2,849.04)		(1,570.00)		(1,356.14)
	Direct Taxes Paid (net)	(1,667.45)	(4,516.49)	(7,069.68)	(8,639.68)	(5,215.15)	(6,571.29)
			(12,289.32)		1,304.72		(3,592.12)
	Cash Flow Before Extra Ordinary Items
	Extra ordinary Items		(52.71)		(31.30)		-
	NET CASH FROM OPERATING ACTIVITIES		(12,342.03)		1,273.42		(3,592.12)

B	CASH FLOW FROM INVESTING ACTIVITIES :

	Purchase of Fixed Assets		(17,613.36)		(12,202.32)		(2,192.60)
	Sale of Fixed Assets		98.83		20.80		5.43
	Sale (Purchase) of Investments (Net)		7,803.40		(638.98)		(12,386.03)
	Interest Received		352.13		309.35		222.31
	Dividend Received		803.01		630.23		377.85
	NET CASH USED IN INVESTING ACTIVITIES		(8,555.98)		(11,880.92)		(13,973.04)

C	CASH FLOW FROM FINANCING ACTIVITIES :

	Proceeds (Repayments) of loans borrowed (net)		30,729.22		12,140.80		3,353.09
	Proceeds from issuance of share capital (including premium)		14.35		650.34		14,383.15
	Proceeds from Share Appication Money		-		1.99		-
	Dividend Paid		(1,260.86)		(1,168.51)		(481.64)
	NET CASH USED IN FINANCING ACTIVITIES		29,482.72		11,624.62		17,254.60

	Net Increase in Cash and Cash Equivalents		8,584.70		1,017.12		(310.56)

	Cash And Cash Equivalents as at beginning of the year		5,988.47		4,971.35		5,281.91

	Cash And Cash Equivalents as at end of the year		14,573.16		5,988.47		4,971.35

SCHEDULE - A		31st MARCH 2008

SHARE CAPITAL	31st MARCH 2009	(unaudited)

Authorised:

110,000,000 equity shares of Rs.2 each	220,000,000	220,000,000

300,000 preference shares of Rs. 100 each	30,000,000	30,000,000
	250,000,000	250,000,000

Issued, Subscribed and Paid up:

78,986,098 (78,968,590) equity shares of Rs.2 each, fully paid up	157,972,196	157,937,180
[of which, 65,543,049 (65,534,295) shares were issued as fully paid up Bonus Shares by capitalizing General Reserve and Securities Premium account]

	157,972,196	157,937,180

SCHEDULE - B			31st MARCH 2008
RESERVES AND SURPLUS	31st MARCH 2009		(unaudited)

Capital Reserve		31,611,461		31,611,461

Securities Premium Account

Balance at the beginning of the year	1,493,220,340		1,507,881,333
Premium received during the year	1,615,813		64,307,597
Capitalized on issue of fully paid-up bonus shares	(17,508)		(78,968,590)
		1,494,818,645		1,493,220,340

Capital Redemption Reserve		390,000		390,000

General Reserve

Balance at the beginning of the year	1,775,220,256		1,510,000,000
Add : incremental transitional adjustments
for employees benefit costs	-		2,611,705
Transferred from Profit & Loss Account	35,000,000	1,810,220,256	262,608,551	1,775,220,256

Foreign Currency Translation Reserve		16,860,157		(33,976,233)

Profit & Loss Account		(810,093,831)		2,117,959,317

		2,543,806,688		5,384,425,141

SCHEDULE - C		31st MARCH 2008
MINORITY INTEREST	31st MARCH 2009	(unaudited)

As per last year	1,180,113	621,343

Share of Profit for the Year	699,030	558,770

	1,879,143	1,180,113

SCHEDULE D			31st MARCH 2008
SECURED LOANS	31st MARCH 2009		(unaudited)

Term Loans

From Financial institutions (Foreign Currency Accounts)	315,647,304		182,988,736
From Financial institutions (Rupee Accounts)	-		67,949,000
From Banks (Foreign Currency Accounts)	1,027,030,051		332,378,800
From Banks (Rupee Accounts)	6,752,252		-
Others (Rupee accounts)	-	1,349,429,607	1,037,845	584,354,381

Working Capital Finance

From Financial institutions (Foreign Currency Accounts)	390,359,648		409,397,744
From Banks (Foreign Currency Accounts)	1,591,366,941		1,579,526,880
From Banks (Ruppee Accounts)	2,373,782,696	4,355,509,285	312,493,355	2,301,417,979

Hire Purchase Finance		9,737,067		9,896,048

		5,714,675,959		2,895,668,408

SCHEDULE - E		31st MARCH 2008
DEFERRED PAYMENT LIABILITIES	31st MARCH 2009	(unaudited)

Sales Tax Deferred Payment Liability	39,123,577	43,795,142

	39,123,577	43,795,142

SCHEDULE - F		31st MARCH 2008
UNSECURED LOANS	31st MARCH 2009	(unaudited)

Inter Corporate Loans	258,585,822	-

	258,585,822	-

SCHEDULE - G
FIXED ASSETS

	Gross Block				Depreciation				Net Block
	As at			As at	Upto	For the	On		As on	As on
Assets	01.04.2008	Additions	Deductions	31.03.2009	31.03.2008	Period	Deduction	Total	31.03.2009	31.03.2008

Land & Land Development	106,424,544	19,273,939	728,980	124,969,503	-	-	-	-	124,969,503	106,424,544
Leasehold Land	78,500	-	-	78,500	-	-	-	-	78,500	78,500
Compensation for premises right	24,434,113	-	-	24,434,113	6,849,426	2,283,142	-	9,132,568	15,301,545	17,584,687
Buildings (including barge berth)	333,260,291	74,502,683	45,400	407,717,574	54,702,452	14,145,496	-	68,847,948	338,869,626	278,557,839
Plant & Machinery	979,175,361	394,105,426	13,024,087	1,360,256,700	304,414,860	79,792,427	5,521,406	378,685,881	981,570,819	674,760,501
Barges	10,759,914	-	3,161,600	7,598,314	8,883,190	304,877	2,818,804	6,369,263	1,229,051	1,876,724
Ships	-	990,680,303	-	990,680,303	-	121,813,025	-	121,813,025	868,867,278	-
Mining Lease	-	47,345,419	-	47,345,419	-	916,803	-	916,803	46,428,616	-
Vehicles	90,847,609	40,665,013	10,895,573	120,617,049	44,225,320	17,362,892	9,891,095	51,697,117	68,919,932	46,622,289
Office Equipment	63,565,813	13,697,628	3,442,633	73,820,808	39,948,183	7,426,177	2,097,116	45,277,244	28,543,564	23,617,630
Furniture & Fixtures	72,077,252	14,140,348	258,829	85,958,771	31,243,263	8,515,044	-	39,758,307	46,200,464	40,833,989
								-	-	-
Total	1,680,623,397	1,594,410,759	31,557,102	3,243,477,054	490,266,694	252,559,883	20,328,421	722,498,156	2,520,978,898	1,190,356,703

Capital work-in-progress	678,861,600	214,619,112	80,661,835	812,818,877				-	812,818,877	678,861,600

PreOperative Expenses	189,088,508	71,398,483	38,430,293	222,056,698	-	-	-	-	222,056,698	189,088,508

Total	2,548,573,505	1,880,428,354	150,649,230	4,278,352,629	490,266,694	252,559,883	20,328,421	722,498,156	3,555,854,473	2,058,306,811

* Rs.8,567,702 are transferred to pre-operative expenses

SCHEDULE - H				31st MARCH 2008
INVESTMENTS		31st MARCH 2009		(unaudited)

Quoted - Long Term (at cost)

3,000 equity shares of Rs.10 each of Bank of India		135,100		135,100
13,817 equity shares of Rs. 10 each of Indian Bank		1,257,347	1,392,447	1,257,347	1,392,447

(Market Value of quoted investments: Rs. 1,801,675)

25,000 equity sahres of Rs. 10 each of
Payvin Financial Services Limited		250,000		250,000

500 equity shares of Rs. 10 each of
Bhanot Prpoerty & Investment Limited		5,000		5,000

54 shares of Rs. 25 each of
The Navanagar Co Operative Bank Limited		1,350		1,350

52 shares of Rs. 100 each of
The Commercial Co Operative Bank Limited		100		5,100

National Savings Certificates		475,800	732,250	470,800	732,250
(under lien with sales tax/mining authorities)		-

Current Investment :
Investment in Mutual Funds	Units
		-
ABN Amro Fixed Term Plan Series 8		-		110,168,104
ABN Amro Interval Qtly Plan H		-		221,532,065
DBS Chola Fixed Monthly Plan		-		-
DBS Chola FMP Series 6
Birla Sunlife Cash Plus	10,361,686	103,834,622		-
HDFC Liquid Fund	12,543,974	153,786,614
ICICI Prudential Institutional Liquid
Plan - Super Daily Dividend	10,390,708	103,912,277		-
Reliance Liquidity Fund	15,393,819	153,985,863		-
HDFC FMP Series VII		-		200,742,000
J.M. Arbitrage Advantage Fund		-		56,866,155
J.M. Interval Fund Qtly Plan 6		-		110,473,064
LIC MF Floating Rate Fund Collection
LIC MF FMP Series
LIC MF FMP Series 33		-		107,961,595
Prudential ICICI FMP Series
Prudential ICICI Monthly Income Plan
Reliance FHF II-Series ii
Reliance FHF-2 Qty Plan
Reliance Fixed Horizon Fund		-		53,697,000
Reliance Fixed Horizon Fund I
Reliance Fixed Horizon Fund ii Annual Plan		-		58,521,700
Std Chtd FMP Qtly Series 3
Tata Fixed Horizon Fund series 8
Templeton Monthly Income Plan		-		111,021,761
UTI Fixed Monthly plan
			515,519,376	-	1,030,983,444
Investments in Associates		-

1,700,000 Equity Shares of Ringgit 1 each of
Hudson MPA Sdn Bhd, Malaysia
Goodwill on Acquisition		37,662,910		37,662,910
Carrying amount of Investment		10,349,100		10,349,100
Accumulated Share of Profit or (Loss)		(5,730,297)		(5,543,307)
		42,281,713		42,468,703

50,000 Equity Shares of Rs 10 each of
Crystal Nanoclay Private Limited
Goodwill on Acquisition		3,616,261		3,616,261
Carrying amount of Investment		2,683,739		2,683,739
Accumulated Share of Profit or (Loss)		(1,890,000)		(2,602,685)
Provision for diminution in the value of Investment		(4,410,000)		-
		-		3,697,315

1,500,000 Equity Shares of Euro 1 each of
Ashapura Amcol NV, Antwerp
Goodwill / (Capital Reserve) on Acquisition		-		(75,749,388)
Carrying amount of Investment		-		162,707,713
Accumulated Share of Profit or (Loss)		-		(30,817,223)

		-		56,141,102
Ashapura Arcadia Logistic Private Limited
Goodwill / (Capital Reserve) on Acquisition		(7,825,342)		(7,825,342)
Carrying amount of Investment		8,375,342		8,375,342
Accumulated Share of Profit or (Loss)		4,538,137		7,403,377
		5,088,137		7,953,377

Shantilal Multiport Infrastructure Private Limited
Goodwill / (Capital Reserve) on Acquisition		(56,132,162)		(56,132,162)
Carrying amount of Investment		58,632,162		58,632,162
Accumulated Share of Profit or (Loss)		33,398,858		32,538,745
		35,898,858		35,038,745

EMO Ashapura Energy and Minerals Limited		-		191,856,000
			83,268,708		337,155,242
			600,912,781		1,370,263,383

SCHEDULE - I			31st MARCH 2008

CURRENT ASSETS, LOANS AND ADVANCES	31st MARCH 2009		(unaudited)

Current Assets

Inventories
(as taken, valued and certified by the management)

Finished and Semi-finished Goods *	1,828,499,728		1,667,818,179
Raw Materials	103,733,505		73,423,621
Packing Materials	16,677,829		21,162,243
Stores and Spares	43,547,865	1,992,458,927	52,704,461	1,815,108,504

* includes Rs. 25,492,752 related to pre operative expenses

Sundry Debtors (considered good)
Secured:
Over six months	-		-
Others	9,898,084		809,897,950
	9,898,084		809,897,950
Unsecured:
Over six months	381,419,791		249,865,094
Others	1,307,838,718		1,543,937,882
	1,689,258,509		1,793,802,976
Less : Provision for Doubtful Debts	193,716,077		-
	1,495,542,432	1,505,440,516	1,793,802,976	2,603,700,926

Other Current Assets

Cash on Hand	5,717,355		6,825,122

Balances with scheduled banks :
In Fixed Deposit Accounts	1,217,043,908		381,325,352
Funds in Transit and Cheques on Hand	10,544,631		11,001,821
Margin Money Accounts	195,934		836,012
Current Accounts	222,384,178		197,678,534
Dividend Accounts	1,430,226	1,457,316,232	1,180,378	598,847,219

Total I		4,955,215,675		5,017,656,649

Loans and Advances
(unsecured, considered good)

Advances recoverable in cash or kind or for value to be received		563,675,911		477,338,640
Advance payments of Taxes (net)		288,440,922		188,769,469
Trade Advances to Suppliers	751,679,111		909,236,507
Less : Provision for Doubtful Advances	26,849,440	724,829,671	-	909,236,507
Deposits		65,878,961		104,645,656

Total II		1,642,825,465		1,679,990,272

Total I + II		6,598,041,140		6,697,646,921

SCHEDULE - J		31st MARCH 2008

CURRENT LIABILITIES AND PROVISIONS	31st MARCH 2009	(unaudited)

Current Liabilities

Sundry Creditors	1,367,835,895	907,983,670
Advances from Customers	55,888,576	12,476,712
Investors Education & Protection Fund :
Unclaimed Dividend	1,466,374	1,202,938
Statutory Liabilities	35,183,946	54,080,121
Interest Accrued but not Due	6,089,564	7,590,807
Loss on Foreign currency Derivatives Payable	1,157,530,854	-
Other Liabilities	781,324,574	539,954,860

	3,405,319,783	1,523,289,108
Provisions

Provision for Bonus	11,939,496	3,161,750
Provision for Leave Encashment	6,833,041	9,568,062
Provision for Gratuity	967,754	337,227
Provision for Taxes (Net of Payments)	-	-
Proposed Dividend	-	126,349,744
Provision for Corporate Dividend Tax	-	21,473,139

	19,740,291	160,889,922

	3,425,060,074	1,684,179,030

SCHEDULE - K		31st MARCH 2008

MISCELLANEOUS EXPENDITURE NOT WRITTEN OFF	31st MARCH 2009	(unaudited)

Deferred Revenue Expenses	672,028	1,426,903

	672,028	1,426,903

SCHEDULE - L			2007-2008		2006-2007

SALES AND OPERATIONAL INCOME	2008-2009		(unaudited)		(unaudited)

Sales
Export Sales	6,565,442,816		15,407,767,618		11,579,974,060
Local Sales	2,590,382,104	9,155,824,920	1,835,798,977	17,243,566,595	1,069,531,785	12,649,505,845

Cargo Handling Charges		160,080,686		-		-

Forward Contract Premium		111,146,869		24,892,873		(59,819,873)

Export Incentieves and Credits		2,345,403		1,965,399		985,446

Freight Receipts on Sales		47,600,537		60,746,421		133,243,868

Service Tax Refund Claims		37,027,070		-		-

Shipping Operations Income		96,629,049		-		-

Other Operational Income		1,981,263		5,473,859		513,003

		9,612,635,797		17,336,645,147		12,724,428,289

SCHEDULE - M		2007-2008	2006-2007

OTHER INCOME	2008-2009	(unaudited)	(unaudited)

Dividend Received	80,300,514	63,022,849	37,785,400

Interest Received	35,213,031	30,934,951	22,231,241

Profit on Sale of Assets (net)	-	209,925	321,167

Profit on Sale of Investment (net)	9,025,889	20,140,593	1,037,066

Insurance Claim Received	-	7,143,194	-

Miscellaneous Income	6,892,023	6,583,858	7,261,039

	131,431,457	128,035,370	68,635,913

SCHEDULE - N		2007-2008	2006-2007
CHANGE IN INVENTORY	2008-2009	(unaudited)	(unaudited)

Opening Stock
Finished Goods and Semi-finished Goods	1,667,818,179	896,185,811	720,666,580

Closing Stock
Finished Goods and Semi-finished Goods	1,803,006,976	1,667,818,179	896,185,811

	(135,188,797)	(771,632,368)	(175,519,231)

SCHEDULE - O MATERIALS, MINING, MANUFACTURING AND OTHER OPERATIONAL EXPENSES	2008-2009		2007-2008 (unaudited)		2006-2007 (unaudited)

Materials Consumed
Opening Stock	73,423,621		41,209,140		31,674,342
Purchases and Expenses	326,512,781		988,234,251		513,731,426
	399,936,402		1,029,443,391		545,405,768
Closing Stock	103,733,505	296,202,897	73,423,621	956,019,770	41,209,140	504,196,628

Mining Expenses

Rent and Royalty	113,729,136		63,351,359		88,750,937
Mineral Digging, Carting and
Other Mining Expenses	480,669,589	594,398,725	721,106,318	784,457,677	386,210,332	474,961,269

Manufacturing and Processing Expenses

Packing Materials Consumption and Expenses	92,673,736		84,592,412		71,978,272
Machinery Repairs and Maintenance	29,795,572		21,583,099		24,520,842
Power and Fuel	189,047,362		119,501,131		145,251,482
Carriage Inward	45,513,758		82,677,829		42,819,804
Stores & Spares Consumed	29,750,695		72,398,020		16,661,999
Trial Run Production Expenditure	17,662,523		-		-
Other Expenses	67,613,458	472,057,104	146,752,501	527,504,992	83,634,578	384,866,977

Ship Operating Expenses		169,829,486		-		-

Trading Purchases		2,535,775,962		2,366,550,646		3,574,105,224

		4,068,264,174		4,634,533,085		4,938,130,098

SCHEDULE - P		2007-2008	2006-2007
DIRECT SELLING AND DISTRIBUTION EXPENSES	2008-2009	(unaudited)	(unaudited)

Discount and Rate Difference	1,512,308	7,992,086	4,823,975
Sales Commission	60,891,346	141,230,950	107,949,916
Export Freight and Insurance	2,523,204,844	6,828,424,230	3,169,004,835
Cargo Handling Expenses	111,551,140
Shipment and Other Expenses	1,388,780,666	3,800,874,517	2,272,048,800
Royalty on Sales	4,355,119	3,173,797	3,583,175

	4,090,295,423	10,781,695,580	5,557,410,701

SCHEDULE - Q ADMINISTRATIVE EXPENSES	2008-2009		2007-2008 (unaudited)		2006-2007 (unaudited)

Personnel Costs

Salaries, Wages, Bonus and Other Expenses	227,072,580		157,331,116		118,716,087
Contrubution to PF, ESI and other Funds	21,657,578		16,959,392		9,007,272
Employee Stock Option Compensation	-		8,965,537		23,231,813
Staff Welfare & Insurance	13,029,750		10,122,286		-
Directors' Remuneration	9,603,502	271,363,410	13,356,370	206,734,701	14,070,532	165,025,704

Administrative and Other Expenses

Travelling Expenses (including Directors' travelling of Rs.2,486,780 ; previous year Rs.3,112,635)	32,949,236		36,255,753		35,098,134
Rent	29,348,549		9,614,173		5,810,036
Rates and Taxes	3,378,687		3,636,597		2,331,127
Insurance Premiums	4,333,430		4,906,762		4,610,577
Repairs to Buildings and Others	9,430,045		4,571,273		3,983,995
Advertisement and Business Promotion Expenses	8,948,807		10,499,565		10,770,492
Directors' Sitting Fees	164,250		153,500		137,250
Commission to Non-Whole time Directors	200,000		1,000,000		2,000,000
Guarantee Commission to Directors	-		3,048,000		3,159,000
Legal and Professional Fees	81,994,658		55,051,660		32,598,574
Payments to Auditors	4,340,211		4,396,514		2,416,970
Bad Debts and Advances Written Off (net)	76,181,646		37,830,415		1,651,177
Provision for Doubtful Debts & Advances	220,565,517		-		-
Provision for Diminution in Investment in Associates	4,410,000		-		-
Donations	6,098,078		8,854,512		13,861,205
Loss on Sale / Disposal of Assets	1,345,994		-		-
Wealth Tax	-		130,000		135,000
Non-Compete Agreement Deferred Expenses	-		-		2,750,000
Other Deferred Revenue Expenses (Amortization)	537,590		2,625,040		2,707,503
Preliminary Expenses Written Off	8,741		8,742		81,305
General Expenses	142,278,617		135,353,223		111,733,184
		626,514,056		317,935,729		235,835,530

		897,877,466		524,670,430		400,861,234

SCHEDULE - R		2007-2008	2006-2007
INTEREST	2008-2009	(unaudited)	(unaudited)

Working Capital Fianance	240,614,432	149,339,174	119,783,573
Term Loans	40,120,628	10,533,932	14,875,788
Others	2,667,963	1,804,811	2,282,056

	283,403,023	161,677,917	136,941,417

SCHEDULE – S

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31st MARCH 2009

a.	Figures in the brackets are the figures for the previous year, unless otherwise stated.
b.	All the amounts are stated in Indian Rupees, unless otherwise stated.
c.	Previous year’s figures are regrouped and rearranged, wherever necessary.

1	Basis of Presentation of Financial Statements

The consolidated financial statements relate to Ashapura Minechem Limited (“the Company”), its subsidiary companies, joint venture companies and associates. The consolidated accounts have been prepared on the following basis:

a.
The financial statements of the subsidiaries, joint ventures and associates used in the consolidation are drawn up to the same reporting date as that of the parent company, i.e. year ended 31st March 2009 except for a foreign joint venture company, EMO Ashapura Energy and Mining Limited – Nigeria where the accounts are last drawn up to 31st December 2008.

b.
The financial statements of the subsidiaries and joint venture companies are audited except for foreign joint venture companies, EMO Ashapura Energy and Mining Limited – Nigeria, Ashapura Al Zawawi Minerals LLC – Oman and Ashapura Amcol NV – Antwerp where the financial statements are unaudited.

Financial statements of all the associates are unaudited as provided by the respective companies.

c.	The consolidated financial statements present the consolidated accounts of Ashapura Minechem Limited with its following subsidiaries, joint ventures and associates.

Proportion of
Ownership
Interest as at
31st March 2009
(either directly or
through
subsidiaries)
Subsidiaries:
1	Ashapura International Limited	100.00%
2	Ashapura Claytech Limited	95.25%
3	Bombay Minerals Limited	100.00%
4	Prashansha Ceramics Limited	100.00%
5	Peninsula Property Developers Private Limited	100.00%
6	Sharda Consultancy Private Limited	100.00%
7	Ashapura Consultancy Service Private Limited	100.00%
8	Ashapura Minechem (UAE) FZE	100.00%
9	Ashapura Holdings (UAE) FZE	100.00%
10	Ashapura Maritme FZE	100.00%
11	Asha Prestige Co.	100.00%
12	Ashapura Aluminium Limited	100.00%
13	Ashapura Logistics & Infrastructure Private Limited	100.00%

Joint Ventures:
1	Ashapura Volclay Limited	50.00%
2	Ashapura Volclay Chemicals Private Limited	50.00%
3	Ashapura Amcol NV – Antwerp	50.00%
4	Emo Ashapura Energy and Mining Limited – Nigeria	48.00%
5	Ashapura Al- Zawawi Minerals LLC - Oman	60.00%

Associates:
1	Hudson MPA SDN BHD – Malaysia	25.00%
2	Crystal Nanoclay Private Limited	50.00%
3	Shanitlal Multiport Infrastructure Private Limited	50.00%
4	Ashapura Arcadia Logistic Private Limited	50.00%

d.
The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in India, the Accounting Standards issued by the Institute of Chartered Accountants of India and the relevant provisions of the Companies Act, 1956, to the extent applicable, and are based on the historical cost convention on an accrual basis.

2	Principles of Consolidation

a.
The financial statements of the Company and its subsidiary companies have been combined on a line-by-line basis by adding together the book values of like items of the assets, liabilities, income and expenses, after fully eliminating therefrom intra-group balances and intra-group transactions as per Accounting Standard (AS) – 21 “Consolidated Financial Statements” issued by the Institute of Chartered Accountants of India.

b.
Interests in joint ventures have been accounted by using the proportionate consolidation method as per Accounting Standard (AS) – 27 “Financial Reporting of Interest in Joint Ventures” issued by the Institute of Chartered Accountants of India.

c.
Interest in associates have been accounted for by using the equity method as per Accounting Standard (AS) – 23 “Accounting for Investments in Associates in Consolidated Financial Statements” issued by the Institute of Chartered Accountants of India.

d.
The financial statements of the parent company and its subsidiaries and joint ventures have been consolidated using uniform account policies for like transactions and other events in similar circumstances.

e.
The excess of cost to the parent company of its investment in each of the subsidiary over its share of equity in the respective subsidiary, on the acquisition date, is recognized in the financial statements as Goodwill on Consolidation and carried in the Balance Sheet as an asset.

f.
The investment in associates is initially recorded at cost. Goodwill and/or Capital Reserve arising at the time of acquisition and the carrying amount is adjusted to recognize the share of profit or loss of the investee after the date of acquisition.

3	Significant Accounting Policies

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Any revision to accounting estimates is recognized prospectively in current and future periods.

Fixed Assets:

Tangible Assets are stated at cost less depreciation. All costs incurred till the date the asset is ready for use, including interest on loans relating to the acquisition, installation and substantial modification to the fixed assets are capitalized and included in the cost of the respective fixed assets.

Depreciation is provided at the rates and in the manner specified in the Schedule XIV in accordance with the provisions of section 205 (2) (b) of the Companies Act, 1956.

The assets of foreign subsidiaries and joint venture companies are depreciated over the estimated useful life of the respective assets.

Investments:

Long-term investments are stated at cost. Provision, if any, is made for permanent diminution in the value of investments. Current investments are stated at lower of cost or market value determined category wise. Dividends/interests are accounted for as and when the right to receive the same is established.

Inventories:

Raw Materials and Stores and Spares are valued at cost determined on FIFO basis or net realizable value, whichever is lower.

Stock of finished and semi-finished goods of mineral ores to the extent to which sales is assured is valued at net realizable value.

Other inventories of finished and semi-finished goods are valued at lower of the cost or net realizable value.

Sales:

Sales comprise of sale of goods and services and are stated net of inter division transfer of sales and services.

Mining Expenses:

Expenses incurred on mining including removal of overburden of mines are charged to the profit & loss account as mining cost on the basis of quantity of minerals mined during the year since removal of overburden and mining are carried out concurrently and relatively within short period of time.

Employee Benefits:

Post-employment benefit plans

Defined Contribution Plan:  Contribution for provident fund are accrued in accordance with applicable statutes and deposited with the Regional Provident Fund Commissioner.

Defined Benefit Plan: The liabilities in respect of gratuity and leave encashment are determined using Projected Unit Credit Method with actuarial valuation carried out as at balance sheet date. Actuarial gains and losses are recognized in full in the profit and loss account for the period in which they occur.

Contributions in respect of gratuity are made to the Group Gratuity Scheme with Life Insurance Corporation of India. Employee benefits recognized in the balance sheet represents the present value of the defined benefit obligation as adjusted for unrecognized past service cost and as reduced by the fair value of respective fund.

Short-term employee benefits

The undiscounted amount of short-term employee benefits expected to be paid in exchange for services rendered by employees is recognized during the period when the employee renders the service.

In respect of the foreign subsidiaries and joint venture companies, the provision for employee benefits is made in accordance with the respective local statutes applicable.

Research and Development:

Revenue expenditure on Research & Development is charged against the profit for the year in which it is incurred.  Capital expenditure on Research and Development is shown as an addition to the fixed assets and is depreciated on the same basis as other fixed assets.

Foreign Currency Transactions:

a.
Foreign currency transactions are accounted for at the rates prevailing on the date of transactions. Exchange rate differences related to sales and other transactions are dealt with in the profit & loss account.

b.
Monetary assets and liabilities related to foreign currency transactions remaining unsettled at the end of the year are translated at the closing rates and profit or loss arising there from is dealt with in the profit & loss account.

c.
In respect of forward foreign exchange contracts, the difference between the forward rate and exchange rate at the inception of the contract is recognized as income or expense, as the case may be, over the life of the contract.

d.	Realized gain or loss on cancellation of forward exchange contracts are recognized in the profit and loss account for the year in which they are cancelled.

e.
Operations of the foreign subsidiary and joint venture companies are classified as non-integral. Revenue items of the foreign subsidiary and joint venture companies are translated at average rate. Monetary assets and liabilities of the foreign subsidiary and joint venture companies are translated at the closing rate.

In respect of operations of the foreign subsidiary and joint venture companies, the translation of functional currency into reporting currency is performed for the consolidation purpose. The gain or loss resulting from such translation is recognized in foreign currency translation reserve.

Financial Derivatives Transactions:

The Company uses structured foreign exchange forward contracts and options to hedge its exposure to movement in foreign exchange rates. The use of these foreign exchange derivatives reduces the risk to the Company and the Company does not use foreign exchange derivatives for trading or speculation purposes.

Gain or loss of the financial derivative contracts are accounted for on settlement. In case of the contracts having long dated tenor with multiple contingent / uncertain events, loss, if any, on account of mark to market (MTM) the outstanding contracts as on the balance sheet date is not provided for.

Borrowing Costs:

Net cost of borrowed funds for the projects are capitalized and included in the cost of fixed assets till its completion and other borrowing costs are recognized as expenses in the period in which they are incurred.

Deferred Revenue Expenditure:

Deferred revenue expenditure covered under Accounting Standard (AS-26) issued by the institute of Chartered Accountants of India and against which no intangible assets are acquired, are charged to the profit & loss account. Other deferred revenue expenditure is amortized over a period of time over which the benefit of such expenditure is likely to accrue.

Employee Stock Option Based Compensation:

The compensation cost of stock options granted to the employees is calculated using intrinsic value of the stock options. The compensation expenses are amortized uniformly over the vesting period of the option.

Taxation:

Provisions are made for current income tax and fringe benefit tax based on tax liability computed in accordance with relevant tax rates and tax laws.

Deferred tax is recognized, subject to the consideration of prudence, on timing difference, being the difference between taxable income and accounting income that originate in one period and are capable of reversal in one or more subsequent periods.

Earning Per Share:

Basic earning per share is computed by dividing the net profit attributable to equity shareholders for the year by weighted average number of equity shares outstanding during the year. Diluted earning per share is computed using the weighted average number of equity and dilutive equity equivalent shares outstanding at year-end.

Provision and Contingencies:

The company creates a provision when there is present obligation as a result of a past event that probably requires an outflow of resources and a reliable estimate can be made of the amount of obligation. A disclosure for a contingent liability is made when there is a possible obligation or a present obligation that probably will not require an outflow of resources or where a reliable estimate of the obligation cannot be made.

4.
The Company has contracted with the banks certain structured foreign currency products, which have maturity up to February, 2013 to hedge its foreign currency exposures. Since these contracts have long dated tenor with multiple contingent / uncertain events, ascertainment of fair value of these contracts, in the opinion of the management, is not feasible.

The mark to market (MTM) valuation of forward contracts and options outstanding as at the balance sheet date, in accordance with the announcement dated 29th March 2008 by the Institute of Chartered Accountants of India, indicates basic loss of Rs.250.82 crores subject to favorable spot rate in the remaining tenor of the contracts. Since the contracted foreign currency is intended to be delivered on and around stipulated dates and the management is of the opinion that the said loss is notional loss and not crystallized as on the balance sheet date, the same is not provided for the accounts.

5.
The Company has disclosed only such policies and notes from the individual financial statements, which fairly present the needed disclosures. Lack of homogeneity and other similar considerations made it desirable to exclude some of them, which in the opinion of the management, could be better viewed, when referred from the individual financial statements.

6.
Two companies, Ashapura Amcol NV – Antwerp  and Emo Ashapura Energy and Mining Limited – Nigeria were associates till 31st March, 2008, which have become joint ventures companies during the year and have been considered in consolidation accordingly in the respective years.

7.	Extra Ordinary item of Rs.5,270,821 is on account of loss due to fire in one of the offices of the Company during the year.

8.
In the opinion of the management, the Group’s major business activity falls within a single primary segment i.e. bulk minerals for industrial consumption and its derivatives, which are subject to the same risks and returns and since the other operational activities are not significant in nature, the disclosure requirements of Accounting Standard (AS) – 17 “Segment Reporting” issued by the Institute of Chartered Accountants of India are not applicable.

9.
In the opinion of the Directors, the current assets, loans and advances are approximately of the value as stated in the balance sheet, if realized in the ordinary course of the business. The provision of all known liabilities is adequate and not in excess of the amount reasonably required.

10.
Balances with Debtors, Creditors and for Loans and Advances are subject to confirmations from the respective parties and reconciliation, if any. In absence of such confirmations, the balances as per books have been relied upon by the Auditors.

11.	Certain transactions for part of the year with the parties covered u/s 301 of the Companies Act are subject to necessary approval u/s 297 from the concerned authorities.

12.	Sundry Debtors for more than six months include Rs. 4,130,629 (Rs.2,922,831) due from firms/companies in which some of the directors are interested.

13.	Permanent diminution in the value of the investment in an associate company, Crystal Nanoclay Pvt. Limited, Rs. 4,410,000 has been provided for in the profit and loss account for the year.

14.
Based on the business plans for the future, the directors believe that the Parent Company would have sufficient taxable income in the future years, and therefore, the management has decided to provide for deferred tax assets arising out of the carried forward business loss permitted under the Income Tax Act, to the extent of expected set-off.

Accordingly, deferred tax assets of Rs. 1,345,311,770 (net) arising during the year is debited to the profit & loss account. Details of the balance of Rs.1,288,331,430 are as under:

Particulars	Rs.
Out of carried forward loss	1,282,121,332
Depreciation	(73,311,421)
Disallowances u/s 43B of the Income Tax Act	79,890,563
Others	(369,044)
Total	1,288,331,430

15.
The proportionate share of assets, liabilities, income and expenses in respect of the Company having interest in the jointly controlled entities, Ashapura Volclay Limited (holding: 50%), Ashapura Volcaly Chemicals Pvt. Limited (holding: 50%), Ashapura Al- Zawawi Minerals LLC (holding: 60%), Ashapura Amcol NV (holding: 50%) and Emo Ashapura Energy and Mining Limited (holding: 48%) are as under:

		(Rs. In lacs)

	Current Year	Previous Year
Assets
Fixed Assets (Net Block including WIP)	2,933.90	2,984.61
Investments	10.00	10.00
Current Assets	1,865.98	1,284.11
Loans and Advances	287.13	253.84
Miscellaneous Expenditure	0.04	5.51
Total	5,097.05	4,538.07

Liabilities
Secured Loans	993.45	1,186.33
Deferred Sales Tax Liabilities	258.80	305.52
Unsecured Loans	430.95	118.88
Current Liabilities	1,192.46	726.27
Total	2,875.66	2,337.00

Income
Sales and Operational Income	3,896.73	3,088.96
Other Income	7.74	10.02
Total	3,904.47	3,098.98
Expenses
Manufacturing and Other Expenses	3,373.69	2,246.59
Interest	124.08	125.62
Depreciation	278.81	199.22
Total	3,776.58	2,571.43

16.	Contingent Liabilities:

(Rs. in Lacs)

		2008-2009	2007-2008

a.	In respect of guarantees given by the bank / financial institution and counter guaranteed by the Company	2,440.24	475.99

b.	Guarantees to banks against credit facilities extended to group companies	2,765.00	8,317.86

c.	Guarantees given to others on behalf of inter-group companies	848.15	1,436.83

d.	Guarantees given to various Government Authorities and Others	4,304.47	4,481.79

e.	In respect of guarantees given by the company	481.24	213.85

f.	In respect of disputed Income Tax liabilities	1,041.49	483.53

g.	Claims against the company not acknowledged as debt	18,355.04	13,871.91

h.	In respect of contracts remaining to be executed	314.43	1,150.91

i.	In respect of Other matters	449.64	352.33

17.	Advances recoverable in cash or in kind or for value to be received includes:

	2008-2009	2007-2008
Loans to other Bodies Corporate	60,733,274	77,722,636
Loans to Others	1,602,000	1,631,337
Loan to a firm in which the company was a partner	2,450,049	2,450,049
Loans and Advances to Staff	17,311,448	17,999,907
Trade advance to firms and companies in which some
of the Directors are interested	19,338,575	89,362,575
Security deposit towards land and premises to
Directors and Firms in which some of the Directors are
interested	13,610,750	16,195,000
Claims Receivable	269,434,454	2,298,517
Unrealized Gain on Forward Exchange Contracts	5,538,277	20,044,452
Prepaid Expenses	7,477,409	21,672,066
Pre-operative Expenses for various new projects	653,941	3,705,630
Other Advances and Receivables	165,525,734	224,256,471

18.	Related Party Transactions:

a.	Associates:

•	Ashapura Shipping Limited
•	Ashapura Volclay Limited
•	Ashapura Volclay Chemicals Private Limited
•	Ashapura Exports Private Limited
•	Ashapura Mineral Company
•	Sharda Industrial Corporation
•	Prabhudas Vithaldas
•	K.M.Mehta
•	Ashapura Infin Private Limited
•	Hudson MPA Sdn Bhd, Malaysia
•	Crystal Nanoclay Private Limited
•	Ashapura Amcol NV, Antwerp
•	Emo Energy & Mining Co. Limited, Nigeria
•	Ashapura Al- Zawawi Minerals LLC
•	Ashapura Arcadia Logistic Private Limited
•	Shantilal Multiport Infrastructure Private Limited
•	Hemprabha Trading & Investments Co. Pvt Ltd.
•	Gurbarga Trading & investments Co. Pvt. Ltd

b.	Key Management Personnel:

•	Mr. Navnitlal R Shah
•	Mr. Chetan Shah
•	Mrs. Dina C Shah

Particulars of Transactions	2008-2009	2007-2008

Associates:
Sales of Materials	184,516,076	275,437,395
Purchases of Materials	377,183,462	415,827,142
Interest received	3,800,713	324,795
Interest Paid	2,611,652	34,247
Mining Charges Paid	—	43,691,372
Export Shipment & Other Expenses	40,457,907	252,573,790
Lease Rent Paid	1,573,080	1,683,600
Miscellaneous Expenditure	200,000	—
Miscellaneous Income	360,000	679,350

Outstanding Balances as on 31st March 2009
Sundry Creditors	290,496,105	52,852,627	Cr.
Sundry Debtors	184,014,105	65,011,989	Dr.
Loans and Advances	141,170,101	172,286,846	Dr.
Loans Taken	38,730,813	7,526,486	Cr.
Security Deposits	48,200,000	8,895,000	Dr.

Key Management Personnel:
Remuneration and Perquisites	9,603,502	12,166,206
Guarantee Commission Paid	—	3,248,000
Rent Paid	648,000	144,000
Salary Paid	234,000	234,000
Direct Sitting Fees	—	17,500

Outstanding Balances as on 31st March 2009
Sundry Creditors	136,756	106,633	Cr.
Security Deposits	2,800,000	2,800,000	Dr.
Other Liabilities	—	2,845,306	Cr.

19.	In accordance with the Accounting Standard (AS) - 20 on “Earnings per Share” issued by the Institute of Chartered Accountants of India, the earning per share is as under:

Particulars	2008-2009	2007-2008

Profit / (Loss) After Tax and Minority Interest	(2,893,053,148)	1,616,423,735

Weighted average number of equity shares for computation of basic EPS	78,981,733	78,602,652

Weighted average number of equity shares for computation of diluted EPS	78,981,733	78,987,410

Nominal value of equity share	2.00	2.00
Earning per Share – Basic	(36.63)	20.56
Earning per Share – Diluted	(36.63)	20.46

20.	Figures pertaining to the subsidiary companies as well as a joint venture companies have been reclassified wherever necessary to bring them in line with the Parent Company’s financial statements.

21.	Figures for the previous year are regrouped and rearranged, wherever necessary.

22.
Financial statements of three joint venture companies and four associates wherein the company’s share of loss (net) aggregates to Rs. 516.76 lacs and Rs. 21.92 lacs respectively are unaudited and the overall financial impact being not material, auditors have relied upon the unaudited financial statements as provided by the Company’s management for the purpose of our examination of consolidated financial statements of the company.

23.	Summary and Reconciliation of the Differences between Indian and United States Generally Accepted Accounting Principles

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in India (“Indian GAAP”), which differ from those generally accepted in the United States (“US GAAP”). The significant differences, as they apply to the Company, and their effect on net income and total assets are shown and summarized as follows:

		(Indian Rupees in Millions)

Reconciliation of net income per Indian		For the Financial Year
GAAP to net income per US GAAP	Notes	ending 31st March
		2009	2008*	2007*

Net Income as per Indian GAAP		(2,893)	1,616	1,302

Adjustments to US GAAP
Difference in Inventory Valuation	A	224	(97)	(36)
Fair Market Value of Derivative Contracts	B	(5,375)	(621)	23
Provision for Compensated Absences	C	(5)	(1)	-
Stock Compensation Expenses	D	-	(2)	(13)
Mineral Reserve Amortization	E	(5)	(5)	(5)
Dry Dock Expenses	F	63	-	-
Pre – Operative Expenses for
Long Lived Assets	G	(33)	(106)	-
Mine Restoration Costs	H	(22)	(90)	(31)
Tax effect of the above adjustments	I	1,847	278	3
Sub total		(3,306)	(644)	(59)

Net Income as per US GAAP		(6,199)	972	1,243

* Unaudited

	(Indian Rupees in Millions)

Reconciliation of Shareholders’ equity per Indian GAAP to Shareholder’s equity per US GAAP	For the Financial Year ending 31st March
	2009	2008*

Shareholders’ equity per Indian GAAP
Shareholders’ Funds	2,709	5,550

Adjustments to US GAAP
Difference in Inventory Valuation	-	(253)
Fair Market Value of Derivative Contracts	(5,993)	(618)
Provision for Compensated Absences	(5)	1
Stock Compensation Expenses	41	41
Mineral Reserve Amortization	(16)	(11)
Dry Dock Expenses	62	-
Pre – Operative Expenses for Long Lived Assets	(139)	(106)
Mine Restoration Costs	64	85
Tax effect of the above adjustments	2,110	293
Minority Interest (Refer Note J)	2	1
Sub total	(3,874)	(567)

Shareholders’ equity per US GAAP	(1,165)	4,983

* Unaudited

Notes:

A.	Inventory Valuation
For mining entities, Indian GAAP permits inventory valuation at net realizable value to the extent the sale is assured, whereas US GAAP requires such inventory to be valued at cost or net realizable value whichever is lower. The changes in valuation are due to inventory valued at net realizable value in case of inventories awaiting shipment for which there is a sales commitment.

B.	Fair Market Value of Derivative Contracts
As per Indian GAAP the company is required to provide losses in respect of all outstanding derivative contracts at the balance sheet date by marking them to market. However gains on such derivative contracts are to be recognized only on settlement. As per US GAAP, all outstanding derivative contracts are to be measured at fair value.

C.	Provision for Compensated Absences
Since April 2008, as required under Indian GAAP, the company has accounted for compensated absences as other long-term employee benefits based on liability (discounted present value) determined on actuarial basis. As per US GAAP, the said liability is to be accounted for without discounting.

D.	Stock Compensation Expenses
Indian GAAP permits accounting for stock compensation expenses based on intrinsic value of the options. As per US GAAP, provision for stock compensation is to be accounted based on fair value of the said options. Accordingly, the same is determined by the Company as per Black Scholes method.

E.	Mineral Reserves
The company has made certain acquisitions prior to 2007, which are recorded as investments as per Indian GAAP. As per US GAAP the purchase price over the fair market value of the net assets has to be accounted as intangible assets and amortized. The “Mineral reserves” adjustments above recognizes the fair value of mineral rights acquired in the acquisitions as well as the subsequent amortization of those mineral rights over their useful life as is required per US GAAP.

F.	Dry Dock Expenses:
The company has incurred overhaul / major repair expense for a ship acquired in 2009. Indian GAAP does not permit capitalization of such expenses; where as US GAAP allows capitalization of such expenses, which are to be amortized over the expected period of benefit.

G.	Pre-operative expenses:
Guidance in India permits capitalization of pre-operative expenses. US GAAP requires only direct expenses related to construction/ acquisition of the assets to be capitalized. Expenses other than direct expenses are therefore to be charged to the Income statement.

H.	Provision for Mine Restoration Costs:
Indian GAAP does not require ascertainment of fair value of retirement obligation. US GAAP requires that the fair value of an asset retirement obligation be recorded when a reasonable estimate of fair value can be made. The estimate is to be based on legal obligation that arises as a result of the acquisition, construction or development of long-lived asset. Hence the company has made necessary estimates for provision of expenses for afforestation and mine restoration, which are to be charged to the Income statement.

I.	Income Taxes
This adjustment provides for the income tax effect, if any, for each of the aforementioned adjustments that affect net income as would be required as per US GAAP.

J.	Minority Interest
As per US GAAP, minority interest is included as a component of equity, whereas it is included within liabilities under Indian GAAP. The adjustment reclassifies into equity the amount of minority interest to conform the presentation of equity to US GAAP.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2009
AMCOL INTERNATIONAL CORPORATION

By:	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number

3.1	Restated Certificate of Incorporation of the Company (1), as amended (2), as amended (3)
3.2	Bylaws of the Company as amended and restated (4)
4	Article Four of the Company’s Restated Certificate of Incorporation (1), as amended (3)
10.1	AMCOL International Corporation Nonqualified Deferred Compensation Plan (5)**
10.2	AMCOL International Corporation 1998 Long-Term Incentive Plan (6), as amended* (7)
10.3	AMCOL International Corporation 2006 Long-Term Incentive Plan (8), as amended * (9) **
10.4	AMCOL International Corporation Annual Cash Incentive Plan* (8)
10.5	AMCOL International Corporation Discretionary Cash Incentive Plan* (8)
10.6	AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees* (10) **
10.7	Employment Agreement effective as of March 25, 2009 by and between Registrant and Lawrence E. Washow* (11)
10.8	Employment Agreement effective as of February 2, 2009 by and between Registrant and Donald W. Pearson* (11)
10.9	Employment Agreement effective as of March 25, 2009 by and between Registrant and Gary Castagna* (11)
10.10	Employment Agreement effective as of March 25, 2009 by and between Registrant and Ryan F. McKendrick* (11)
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

10.13	Asset Purchase Agreement dated as of May 14, 2008 by and among CETCO Oilfield Services Company and Premium Reeled Tubing, L.L.C. (16)
10.14	Note Purchase Agreement, dated April 2, 2007 (17)
10.15	Subsidiary Guaranty Agreement, dated April 2, 2007 (17)
10.16	Form of Indemnification Agreement between the Company and its directors and executive officers (4)
21	AMCOL International Corporation Subsidiary Listing**
23.2	Consent of Sanghavi & Company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the. Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(3)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on February 13, 2009.
(5)	Exhibit is attached hereto and filed as Exhibit 10.1 “AMCOL International Corporation Nonqualified Deferred Compensation Plan.”
(6)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(7)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
(9)	Exhibit is attached hereto and filed as Exhibit 10.3 “AMCOL International Corporation 2006 Long-Term Incentive Plan (as amended December 18, 2008).”
(10)	Exhibit is attached hereto and filed as Exhibit 10.6 “AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees (as amended and restated January 1, 2009).”

(11)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(14)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
(15)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on May 23, 2008.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.
(17)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2007.

*Management compensatory plan or arrangement
** Filed with our Form 10-K filed on March 16, 2009