Form 10-Q
period 2009-09-30
AMCOL INTERNATIONAL CORP
filed 2009-11-09
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                September 30, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                      to

Commission file number                                                                1-14447

AMCOL INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 3, 2009
(Common stock, $.01 par value)	30,668,570 Shares

AMCOL INTERNATIONAL CORPORATION

INDEX

		Page No.
Part I - Financial Information

Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations –
	three and nine months ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Comprehensive Income –
	three and nine months ended September 30, 2009 and 2008	6

	Condensed Consolidated Statements of Changes in Equity – nine months ended September 30, 2009 and 2008	7

	Condensed Consolidated Statements of Cash Flows – nine months ended September 30, 2009 and 2008	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

Part II - Other Information

Item 6:	Exhibits	37

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1:  Financial Statements

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$19,367	$19,441
Accounts receivable, net	165,477	197,611
Inventories	103,966	125,066
Prepaid expenses	14,190	12,812
Deferred income taxes	3,043	5,358
Income tax receivable	6,791	3,490
Other	232	7,409

Total current assets	313,066	371,187

Investment in and advances to affiliates and joint ventures	30,292	30,025

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	56,356	17,186
Depreciable assets	405,217	380,555

	461,573	397,741
Less: accumulated depreciation and depletion	229,387	206,398
	232,186	191,343
Other assets:
Goodwill	71,537	68,482
Intangible assets, net	48,681	53,974
Deferred income taxes	14,361	15,867
Other assets	24,449	13,702
	159,028	152,025
	$734,572	$744,580

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY	(unaudited)	*
Current liabilities:
Accounts payable	$47,116	$45,297
Accrued liabilities	53,080	63,197
Total current liabilities	100,196	108,494

Long-term debt	217,064	256,821

Pension liabilities	24,920	22,939
Other liabilities	44,650	27,971
	69,570	50,910
Equity:
Common stock	320	320
Additional paid in capital	83,284	86,350
Retained earnings	269,500	262,453
Accumulated other comprehensive income (loss)	8,749	(4,721)
	361,853	344,402
Treasury stock	(15,952)	(18,196)
Total AMCOL shareholders' equity	345,901	326,206

Noncontrolling interest	1,841	2,149
Total equity	347,742	328,355
	$734,572	$744,580

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$526,539	$678,304	$190,920	$253,048
Cost of sales	382,320	505,727	137,069	189,481
Gross profit	144,219	172,577	53,851	63,567
General, selling and administrative expenses	101,047	109,061	34,626	36,214
Operating profit	43,172	63,516	19,225	27,353
Other income (expense):
Interest expense, net	(9,399)	(8,642)	(2,833)	(3,404)
Other, net	(2,595)	(1,533)	119	(2,128)
	(11,994)	(10,175)	(2,714)	(5,532)
Income before income taxes and income (loss) from affiliates and joint ventures	31,178	53,341	16,511	21,821
Income tax expense	6,388	13,950	3,271	5,567
Income before income (loss) from affiliates and joint ventures	24,790	39,391	13,240	16,254
Income (loss) from affiliates and joint ventures	(921)	(14,072)	721	(14,697)
Net income	23,869	25,319	13,961	1,557

Net income (loss) attributable to noncontrolling interests	296	(58)	661	(365)

Net income (loss) attributable to AMCOL shareholders	$23,573	$25,377	$13,300	$1,922

Weighted average common shares outstanding	30,735	30,405	30,766	30,540

Weighted average common and common equivalent shares outstanding	30,973	30,993	31,061	31,129

Basic earnings per share attributable to AMCOL shareholders	$0.77	$0.83	$0.43	$0.06

Diluted earnings per share attributable to AMCOL shareholders	$0.76	$0.82	$0.43	$0.06

Dividends declared per share	$0.54	$0.50	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Net income (loss)	$13,961	$1,557	$13,300	$1,922	$661	$(365)
Other comprehensive income (loss):
Foreign currency translation adjustment	8,270	(12,644)	8,181	(12,456)	89	(188)
Unrealized gain (loss) on interest rate swap agreement	(344)	(275)	(344)	(275)	-	-
Other	372	57	372	57	-	-

Comprehensive income (loss)	$22,259	$(11,305)	$21,509	$(10,752)	$750	$(553)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Net income (loss)	$23,869	$25,319	$23,573	$25,377	$296	$(58)
Other comprehensive income (loss):
Foreign currency translation adjustment	12,775	(6,026)	12,389	(5,782)	386	(244)
Unrealized gain (loss) on interest rate swap agreement	975	(278)	975	(278)	-	-
Other	106	(13)	106	(13)	-	-

Comprehensive income (loss)	$37,725	$19,002	$37,043	$19,304	$682	$(302)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2007	$352,650	$258,164	$33,248	$320	$(21,008)	$81,599	$327
Net income (loss)	25,319	25,377					(58)
Dividends	(15,143)	(15,143)
Purchase of treasury shares	(2,062)				(2,062)
Issuance of treasury shares pursuant to options and acquisition	5,198				4,595	603
Tax benefit from employee stock plans	1,122					1,122
Vesting of common stock in connection with employee stock plans	2,348					2,348
Comprehensive income (loss)	(6,317)		(6,073)				(244)
Investments made by non-controlling interests	2,447						2,447
Other	183						183
Balance at September 30, 2008	365,745	268,398	27,175	320	(18,475)	85,672	2,655

Balance at December 31, 2008	$328,355	$262,453	$(4,721)	$320	$(18,196)	$86,350	$2,149
Net income (loss)	23,869	23,573					296
Dividends	(16,526)	(16,526)
Purchase of treasury shares	(304)				(304)
Issuance of treasury shares pursuant to options	1,342				2,548	(1,206)
Tax benefit from employee stock plans	551					551
Vesting of common stock in connection with employee stock plans	2,127					2,127
Purchase of noncontrolling interest shares	(5,528)					(4,538)	(990)
Comprehensive income (loss)	13,856		13,470				386
Balance at September 30, 2009	347,742	269,500	8,749	320	(15,952)	83,284	1,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flow from operating activities:
Net income	$23,869	$25,319
Adjustments to reconcile from net income to net cash
provided by (used in) operating activities:
Depreciation, depletion, and amortization	26,781	24,872
Undistributed (earnings) losses from affiliates and joint ventures	1,412	14,866
Other non-cash charges	7,611	2,409
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	35,096	(86,237)
Decrease (increase) in noncurrent assets	(1,257)	(848)
Increase (decrease) in current liabilities	(7,480)	20,116
Increase (decrease) in noncurrent liabilities	4,586	788
Net cash provided by (used in) operating activities	90,618	1,285
Cash flow from investing activities:
Capital expenditures	(39,637)	(29,686)
Capital expenditures - corporate building	(9,651)	(14,273)
Proceeds from sale of depreciable assets - corporate building	9,651	-
Acquisitions, net of cash	(522)	(42,549)
Investments in and advances to affiliates and joint ventures	(2,647)	(10,993)
Receipts from (advances to) Chrome Corp	6,000	(6,000)
Other	2,906	(849)
Net cash provided by (used in) investing activities	(33,900)	(104,350)
Cash flow from financing activities:
Net change in outstanding debt	(42,467)	105,495
Net change in outstanding debt - corporate building	-	20,692
Proceeds from sales of treasury stock	1,005	1,550
Purchases of treasury stock	(165)	(2,062)
Dividends	(16,526)	(15,143)
Excess tax benefits from stock-based compensation	464	1,087
Net cash provided by (used in) financing activities	(57,689)	111,619
Effect of foreign currency rate changes on cash	897	(190)
Net increase (decrease) in cash and cash equivalents	(74)	8,364
Cash and cash equivalents at beginning of period	19,441	25,282
Cash and cash equivalents at end of period	$19,367	$33,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

We, AMCOL International Corporation (the “Company”), operate in five segments:  minerals, environmental, oilfield services, transportation and corporate.  The minerals segment mines, processes and distributes clays and products with similar applications to various industrial and consumer markets.  The environmental segment processes and distributes clays and products with similar applications for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications.  The oilfield services segment provides onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, rental tools, coil tubing and well testing data services for the oil and gas industry.  The transportation segment includes a long-haul trucking business and a freight brokerage business, which provide services to our other segments as well as third-party customers.  Intersegment sales are insignificant, other than intersegment shipping, which is eliminated in the corporate segment. The composition of our revenues by segment is as follows:

	Nine Months Ended
	September 30,
	2009	2008
Minerals	46%	48%
Environmental	31%	33%
Oilfield services	18%	15%
Transportation	7%	7%
Intersegment shipping	-2%	-3%
	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2008, is unaudited.  The condensed consolidated balance sheet as of December 31, 2008 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2008.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended September 30,  2009 and 2008, and our financial position as of September 30, 2009, and all such adjustments are of a normal recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three and nine months ended September 30, 2009. These reclassifications did not have a material impact on our financial statements.

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

As appropriate, we have evaluated subsequent events that have occurred through November 9, 2009, the date of issuance for these condensed consolidated financial statements as well as the filing date of this Form 10-Q.

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (Accounting Standards Codification (“ASC”) Topic 810-10-65).  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not directly or indirectly attributable to a parent company.  This guidance establishes standards of reporting for noncontrolling interests as well as deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly identified and reported within equity in the consolidated statement of financial position, albeit separate from the parent company’s equity.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interests rather than reporting the noncontrolling interest as a deduction in arriving at net income.  The adoption of this standard on January 1, 2009 did not have a material impact on our financial statements. The presentation and disclosure requirements of this standard were applied retrospectively.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS157-2, “Effective Date of FASB Statement No. 157,” (ASC Topic 820-10), which delayed our effective date of SFAS No. 157, “Fair Value Measurements,” (ASC Topic 820) to January 1, 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this standard on January 1, 2009 did not have a material impact on our financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (ASC Topic 815-10-65). This standard requires enhanced disclosures about an entity’s derivative and hedging activities and is intended to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this standard on January 1, 2009 did not have a material impact on our financial statements. See Note 7 for additional disclosures required by this standard.

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (ASC Topic 805-20). This standard amends the accounting treatment for assets and liabilities arising from contingencies in a business combination. It requires pre-acquisition contingencies assumed in a business combination to be recognized at acquisition date fair value. If the fair value cannot be determined during the measurement period, and if the information available before the end of the measurement period indicates that it is probable that an asset existed or a liability incurred at the acquisition date and such amount can reasonably be estimated, then the provisions of SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” (ASC Topic 405) shall be applied. This standard did not have a material impact on our financial statements when we adopted it on January 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (ASC Topic 825-10-65). This standard requires disclosures about fair value of financial instruments in summarized financial information at interim periods. This standard did not have a material impact on our financial statements when we adopted it on June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (ASC Topic 855). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires disclosure of the date through which we have evaluated subsequent events.  This standard did not have a material impact on our financial statements when we adopted it on June 30, 2009.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by all non-governmental entities in the preparation of financial statements in conformity with US GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. Following the Codification, the FASB will issue ASUs instead of new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in Codification. The adoption of this ASU did not have a material impact on our financial statements when we adopted it on September 30, 2009.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (ASC Topic 810-10).  This standard amends consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continual involvement with VIEs.  We are currently evaluating the effect this standard will have on our financial statements when we adopt it on January 1, 2010.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding	30,734,996	30,404,745	30,765,700	30,540,122
Dilutive impact of stock based compensation	238,091	588,567	295,740	589,167
Weighted average number of common and common equivalent shares outstanding for the period	30,973,087	30,993,312	31,061,440	31,129,289
Number of common shares outstanding at the end of the period	30,637,887	30,413,787	30,637,887	30,413,787

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	1,442,016	307,958	936,612	-

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 3:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at September 30, 2009 and December 31, 2008 are comprised of the following components:

	September 30,	December 31,
	2009	2008
Crude stockpile inventories	$33,416	$40,056
In-process and finished goods inventories	44,132	51,653
Other raw material, container, and supplies inventories	26,418	33,357
	$103,966	$125,066

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

	Nine Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$5,649	$5,699
Settlement of obligations	(930)	(1,191)
Liabilities incurred and accretion expense	1,342	1,799
Acquisition of mining claims	474	-
Foreign Currency	174	-
Balance at end of period	$6,709	$6,307

Note 4:	BUSINESS SEGMENT INFORMATION

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

The following summaries set forth certain financial information by business segment:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Minerals	$244,657	$323,228	$89,021	$116,881
Environmental	164,096	222,393	64,493	86,133
Oilfield services	93,140	100,177	29,109	38,379
Transportation	35,336	49,216	12,487	17,983
Intersegment shipping	(10,690)	(16,710)	(4,190)	(6,328)
Total	$526,539	$678,304	$190,920	$253,048

Operating profit (loss):
Minerals	$23,863	$27,317	$10,472	$11,110
Environmental	21,603	32,945	10,755	14,719
Oilfield services	12,463	18,891	3,096	6,194
Transportation	1,683	2,571	693	958
Corporate	(16,440)	(18,208)	(5,791)	(5,628)
Total	$43,172	$63,516	$19,225	$27,353

	As of Sep. 30, 2009	As of Dec. 31, 2008
Assets:
Minerals	$355,288	$341,111
Environmental	169,870	177,898
Oilfield services	149,882	160,691
Transportation	3,668	4,761
Corporate	55,864	60,119
Total	$734,572	$744,580

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Depreciation, depletion and amortization:
Minerals	$12,030	$11,564	$3,917	$3,897
Environmental	4,607	4,857	1,604	1,677
Oilfield services	8,815	7,286	2,928	3,263
Transportation	30	25	9	9
Corporate	1,299	1,140	448	279
Total	$26,781	$24,872	$8,906	$9,125

Capital expenditures:
Minerals	$27,473	$15,743	$3,826	$3,832
Environmental	1,684	3,318	589	1,007
Oilfield services	8,924	7,593	2,459	1,384
Transportation	27	48	27	31
Corporate	11,180	17,257	3,541	8,119
Total	$49,288	$43,959	$10,442	$14,373

Research and development expense:
Minerals	$3,976	$3,732	$1,278	$1,159
Environmental	1,716	1,652	643	522
Oilfield services	503	401	168	145
Corporate	155	645	28	69
Total	$6,350	$6,430	$2,117	$1,895

Note 5:	EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30, September 30,
	2009	2008	2009	2008
Service cost	$1,235	$1,253	$411	$418
Interest cost	1,954	1,780	651	593
Expected return on plan assets	(1,609)	(2,342)	(536)	(781)
Amortization of acturial (gain) / loss	320	-	107	32
Amortization of prior service cost	47	3	16	(31)
Net periodic benefit cost	$1,947	$694	$649	$231

As previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, we expect to contribute up to $1,000 to our pension plan in 2009.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 6:	INCOME TAXES

Our effective tax rate for the nine months ended September 30, 2009 and 2008 was 20.5% and 26.2%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries.

In the normal course of business, we are subject to examination by taxing authorities throughout the world.  With few exceptions, we are no longer subject to U.S. federal, state, local, or non-US income tax examinations by tax authorities for years prior to 2001.  The Internal Revenue Service (“IRS”) has examined or the statute of limitations is closed for our U.S. federal income tax returns for all years through 2004. The IRS is currently auditing our tax returns for the 2005, 2006 and 2007 tax years.

Note 7:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

As a multinational corporation with operations throughout the world, we are subject to certain market risks. We use a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. We use derivative financial instruments only for risk management and not for trading or speculative purposes.

The following table sets forth the fair values of our derivative instruments:

	Balance Sheet	Fair Value as of
Liability Derivatives	Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swap	Other liabilities	$4,331	$5,997

Cash flow hedges

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Amount of Gain or (Loss) Recognized in OCI on Derivatives
	(Effective Portion)		(Effective Portion)
	Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate swap	$975	$(278)	$(344)	$(275)

We use interest rate swaps to manage floating interest rate risk on debt securities. Interest rate differentials are paid or received on these arrangements over the life of the agreements. At the end of September 30, 2009 and 2008, we had an interest rate swap outstanding which effectively hedges the variable interest rate of our senior notes to a fixed rate of 5.6% per annum.

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

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivatives		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Recognized in Income on	Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Derivatives	2009	2008	2009	2008

Foreign exchange derivative instruments	Other, net	$(4,709)	$1,464	$83	$(500)

We do not have any foreign exchange derivative instruments outstanding as of September 30, 2009.

Note 8:	FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (ASC Topic 820), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use several inputs in the valuation technique used to calculate the fair value of each derivative instrument. The fair value hierarchy under SFAS No. 157 prioritizes these inputs in the following three broad levels:

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

The following tables show the basis used to measure fair value on a recurring basis:

		Fair Value Measurements Using
	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swap liability	$4,331	N/A	$4,331	N/A

		Fair Value Measurements Using
	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swap liability	$5,997	N/A	$5,997	N/A

The interest rate swap is valued using discounted cash flows. The key input used is the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap.

We did not have any significant assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2009.

Note 9:	ASSET IMPAIRMENT CHARGE

For the three and nine months ended September 30, 2009, our minerals segment recorded a non-cash impairment charge of $1,980 to write down certain fixed assets to their estimated fair values based on a third party appraisal (Level 2 inputs). The impairment charge is related to the closing of a plant within our minerals segment due to reduced demand. This $1,980 impairment charge is recorded within the cost of sales within our Condensed Consolidated Statements of Operations. In addition, we increased our inventory reserve by $293 (also recorded within the cost of sales) to record the excess of cost over net realizable value of the inventory located at this plant, bringing the total one-time expense associated with this write-off to $2,273.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 10:	DEBT

Our revolving credit agreement is subject to certain financial covenants and ratios. On September 18, 2009, we amended our revolving credit agreement to change the definition of senior leverage ratio to exclude contingent obligations in respect of our performance letters of credit for purposes of determining whether an event of default has occurred; all other substantive terms and conditions remained the same.

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

The principal mineral that we utilize to generate our mineral based revenues is bentonite.  We own or lease bentonite reserves in the United States, China, Turkey and Australia.  Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, Mexico, Russia and Azerbaijan.  Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve.  We believe that our understanding of bentonite properties, mining methods, processing and its application to markets are two of the core components of our longevity and future prospects.

Our customers are engaged in various end-markets and geographies.  Customers in the minerals segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat litter box filler, cosmetics and detergents.  The customers for our environmental segment’s lining technologies and building materials products are predominantly engineering contractors.  The oilfield services segment’s customer base is primarily comprised of oil and gas service or exploration companies.

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

•
Globalization:  We have expanded our manufacturing and marketing organizations into EMEA and Asia-Pacific regions over the last 40 years.  This operating experience enables us to expand further into emerging markets.  We see significant opportunities in the Asia-Pacific and Eastern European regions for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow.  We expect to take advantage of these growth areas either through our wholly-owned subsidiaries or investments in affiliates and joint ventures.

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

•
Acquisitions:  We continually seek opportunities to add complementary businesses to our portfolio of products, as appropriate, when we believe those businesses are fairly valued and fit with our overall growth strategy.  However, the existing global economy will make it more challenging for us to do this than it has in recent years.

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  We describe certain risks throughout this report as well as under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.  In general, the significance of these risks has not materially changed since our Quarterly Report on From 10-Q for the period ended June, 30, 2009, except as they are affected by the global economic and credit crisis occurring in the United States and throughout many of the economies in which we operate. The ongoing credit crisis is characterized by increased volatility, and lack of available capital for short and long term financing. The credit crisis may increase the risks outlined in our latest Annual Report on Form 10-K, as amended, and our Quarterly Report on From 10-Q for the period ended June 30, 2009, especially in the areas of our reliance on key industries (which could be more adversely affected due to the credit crisis), volatility of our stock price, and increased exchange rate sensitivity. In addition, the credit crisis may affect our ability to obtain additional financing to fund acquisitions or other activities on terms substantially similar to our current debt facilities should that need arise in the future. Any of these factors could adversely affect our business opportunities and results.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.  We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis.  We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain.  As a result, actual results could differ from these estimates.  For more information on our critical accounting policies, please read our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results.  This discussion should be read with the accompanying condensed consolidated financial statements.

The following paragraphs discuss the three and nine month results ending September 30, 2009 with the comparable results in the prior year.  However, on a sequential quarter basis, the three months ending September 30, 2009 include a few highlights as compared to the three months ending June 30, 2009.  In particular, our minerals segment experienced an increase in both sales and margins.  This is due in part to increased activity in our metalcasting business resulting from both the government’s “cash for clunkers” program as well as model year change-overs in automobile production, both of which increased foundry activity.  Our minerals business is also improving in both Asia and Europe, which has a significant consumer products related business.  Also, our environmental segment has more construction project activity, but customers are still cautious about starting new projects.

Three months ended September 30, 2009 vs. September 30, 2008

Consolidated Review

The following table compares our operating results for the quarters ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30,
Consolidated	2009	2008	2009 vs. 2008
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$190,920	$253,048	-24.6%
Cost of sales	137,069	189,481
Gross profit	53,851	63,567	-15.3%
margin %	28.2%	25.1%
General, selling and
administrative expenses	34,626	36,214	-4.4%
Operating profit	19,225	27,353	-29.7%
margin %	10.1%	10.8%
Other income (expense):
Interest expense, net	(2,833)	(3,404)	-16.8%
Other, net	119	(2,128)	-105.6%
	(2,714)	(5,532)

Income before income taxes and income (loss) from affiliates and joint ventures	16,511	21,821
Income tax expense	3,271	5,567	-41.2%
effective tax rate	19.8%	25.5%

Income before income (loss) from affiliates and joint ventures	13,240	16,254
Income (loss) from affiliates and joint ventures	721	(14,697)	-104.9%

Net income	13,961	1,557

Net income (loss) attributable to noncontrolling interests	661	(365)	-281.1%

Net income (loss) attributable to AMCOL shareholders	$13,300	$1,922	592.0%

Basic earnings per share attributable to AMCOL shareholders	$0.43	$0.06

Diluted earnings per share attributable to AMCOL shareholders	$0.43	$0.06

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

	Organic	Acquisitions	Foreign Exchange	Total
Minerals	-9.2%	0.0%	-1.8%	-11.0%
Environmental	-5.6%	0.2%	-3.2%	-8.6%
Oilfield services	-3.2%	0.0%	-0.5%	-3.7%
Transportation & intersegment shipping	-1.3%	0.0%	0.0%	-1.3%
Total	-19.3%	0.2%	-5.5%	-24.6%
% of change	78.2%	-0.9%	22.7%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	29.0%	9.7%	8.0%	46.7%
Environmental	17.0%	15.0%	1.8%	33.8%
Oilfield services	13.7%	0.4%	1.1%	15.2%
Transportation	4.3%	0.0%	0.0%	4.3%
Total - current year's period	64.0%	25.1%	10.9%	100.0%
Total from prior year's comparable period	66.9%	23.4%	9.7%	100.0%

Net sales:

The decrease in net sales is driven by decreased revenues in all segments, mostly occurring from organic operations within our minerals and environmental segments.  Please see the segment discussion for further details.

Gross profit:

Overall gross profit decreased due to the decrease in net sales mentioned above, with the decrease in our environmental segment having the largest impact.  Expenses associated with a $2.3 million write off of certain U.S. metal casting operations within our Minerals segment also contributed to the decrease in gross profits.  However, gross margin increased substantially due to price increases in our minerals segment, which were implemented in 2008 and thus not in full effect during the prior year’s quarter, and reduced raw material costs in our environmental segment.

General, selling & administrative expenses (GS&A):

GS&A expenses decreased due to decreased costs in our environmental segment as other segment GS&A costs remained relatively constant.  Please see the segment discussion for further details.

Operating profit:

Operating profit decreased due to the decrease in gross profit mentioned earlier, partially offset by the improvement in GS&A expenses in our environmental segment.  Operating profit margin decreased across all segments except the minerals segment.  Please see the segment discussions for further details.

Interest expense, net:

Net interest expense decreased due to decreased average debt levels.  In the 2008 comparable period, we increased debt levels due to increased spending on acquisitions, capital expenditures and investments in working capital.  In 2009, we have limited our expenditures, decreased working capital, and have not made any business acquisitions.  Thus, we have significantly reduced our quarterly average debt levels in 2009 as compared to 2008.  The majority of our long-term debt has a variable rate of interest which is primarily influenced by changes in LIBOR.

Other income (expense):

Other expense includes foreign currency transaction gains and losses for third party and intercompany related activity as well as gains and losses on foreign currency derivatives.  This line item includes income in 2009 whereas the prior year’s quarter included expenses.  The improvement results primarily from our entrance into markets where our activities were not significant in the prior year, most notably Brazil and South Africa.  With these countries’ currencies, the exchange rate to the US dollar moved in our favor.

Income tax expense:

Our effective tax rate decreased in 2009 because a greater proportion of our income is being derived by our foreign subsidiaries, whose tax rates are lower than the 35% US federal income tax rate.

Income (loss) from affiliates & joint ventures:

Our affiliates and joint ventures generated income during the 2009 third quarter whereas they experienced a loss in the previous year’s quarter.  In the prior year, the expenses resulted from our investment in Ashapura Minechem Limited, a publicly traded Indian company (“Ashapura”), in which we hold a 21% interest accounted for using the equity method of accounting.  Ashapura suffered significant foreign currency derivative expenses as a result of the derivative contracts it entered into to hedge foreign currency exposure on its receivables and payables, primarily related to the conversion of currencies between the US dollar and the Indian Rupee.  US GAAP required that we record the fair value of these derivative contracts in our balance sheet as of the end of each reporting period and record the changes in such fair values in our statement of operations.  Ashapura’s losses resulted in a significant non-cash charge against our income from affiliates and joint ventures.  In the current year, the income was primarily generated from our other Indian investment, Ashapura Volclay.

Diluted earnings per share:

Diluted EPS increased commensurate with the increase in net income as opposed to a change in the weighted average shares outstanding, which remained relatively constant.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Three Months Ended September 30,
Minerals	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$89,021	100.0%	$116,881	100.0%	$(27,860)	-23.8%
Cost of sales	69,232	77.8%	96,206	82.3%
Gross profit	19,789	22.2%	20,675	17.7%	(886)	-4.3%
General, selling and
administrative expenses	9,317	10.5%	9,565	8.2%	(248)	-2.6%
Operating profit	10,472	11.7%	11,110	9.5%	(638)	-5.7%

	Three Months Ended September 30,
Minerals Product Line Sales	2009	2008	% change
	(Dollars in Thousands)
Metalcasting	$38,097	$46,392	-17.9%
Specialty materials	26,661	29,033	-8.2%
Pet products	16,959	19,559	-13.3%
Basic minerals	6,348	19,471	-67.4%
Other product lines	956	2,426	*
Total	89,021	116,881

* Not meaningful.

Decreased sales volumes accounted for the decrease in revenues over the prior year quarter, primarily in metalcasting and drilling products (part of basic minerals) due to the global recession.  The segment also experienced decreased revenues due to adverse movements in foreign currency exchange rates, primarily the British pound and Turkish Lira to the US dollar.  The effect of a full period of selling price increases that were instituted in the prior year but were not in full effect in the prior year’s quarter worked to slightly ameliorate these decreases.  The increased selling prices, however, were the primary driver behind the increase in gross margins.  Our gross profits suffered due to the decreased sales in addition to a $2.3 million write off of certain assets within our U.S. metal casting operations.

GS&A expenses decreased marginally due to favorable foreign exchange rate movements, again primarily in European currencies.  Operating margins increased due to the significant increase in gross profit margin mentioned previously.

Environmental Segment

	Three Months Ended September 30,
Environmental	2009		2008		2009 vs. 2008
	(Dollars in Thousands)

Net sales	$64,493	100.0%	$86,133	100.0%	$(21,640)	-25.1%
Cost of sales	41,603	64.5%	57,731	67.0%
Gross profit	22,890	35.5%	28,402	33.0%	(5,512)	-19.4%
General, selling and
administrative expenses	12,135	18.8%	13,683	15.9%	(1,548)	-11.3%
Operating profit	10,755	16.7%	14,719	17.1%	(3,964)	-26.9%

	Three Months Ended September 30,
Environmental Product Line Sales	2009	2008	% change
	(Dollars in Thousands)
Lining technologies	$44,727	$57,320	-22.0%
Building materials	14,227	22,237	-36.0%
Other product lines	5,539	6,576	*
Total	64,493	86,133

* Not meaningful.

Revenues in the environmental segment decreased due to decreased demand as a result of the depressed construction activity in the U.S. and fewer large projects within our U.S. contracting services business.  Also fueling the decrease were adverse movements in foreign currency exchange rates, primarily the British pound and Polish zloty to the US dollar.  Gross margins improved due to decreased raw material costs, such as resin and lower freight costs.

More than 75% of the decrease in GS&A expenses is attributable to foreign currency exchange rate fluctuations which, while they reduce the value of foreign denominated revenues, also reduce foreign denominated expenses.  Operating profit margin decreased due to the combination of the above reasons.

Oilfield Services Segment

	Three Months Ended September 30,
Oilfield Services	2009		2008		2009 vs. 2008
	(Dollars in Thousands)

Net sales	$29,109	100.0%	$38,379	100.0%	$(9,270)	-24.2%
Cost of sales	19,491	67.0%	25,785	67.2%
Gross profit	9,618	33.0%	12,594	32.8%	(2,976)	-23.6%
General, selling and
administrative expenses	6,522	22.4%	6,400	16.7%	122	1.9%
Operating profit	3,096	10.6%	6,194	16.1%	(3,098)	-50.0%

Several of our oilfield services segment service offerings experienced fluctuations in revenues as compared to the prior year’s period.  Domestically, our nitrogen and coil tubing operations experienced large revenues decreases from the prior period as lower demand for oil and natural gas has led to reduced production activities, decreasing demand for the services we offer.  Although foreign markets were down overall, our operations benefited from new revenues in Brazil that were not present in the prior year’s period as our activities were not operational in the prior year period; we also experienced growth in our Malaysian operations.

Certain of our businesses are experiencing significant selling price competition, especially our coil tubing and nitrogen businesses, due to reductions in demand and the entrance of competitors who used to primarily serve the offshore market but have focused more on the on-shore market given depressed activities offshore.  All these factors led to significant decreases in gross profit, especially considering that the prior year period’s gross profit was very good as certain of our businesses, such as our European business, experienced record profits in last year’s quarter.

Operating profits decreased due to the decreased gross profits mentioned above without commensurate decreases in GS&A expenses.  Operating margin decreased as the profitability of our coil tubing business was lower than other parts of the business, thereby decreasing the overall profitability.

Transportation Segment

	Three Months Ended September 30,
Transportation	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$12,487	100.0%	$17,983	100.0%	$(5,496)	-30.6%
Cost of sales	10,933	87.6%	16,087	89.5%
Gross profit	1,554	12.4%	1,896	10.5%	(342)	-18.0%
General, selling and
administrative expenses	861	6.9%	938	5.2%	(77)	-8.2%
Operating profit	693	5.5%	958	5.3%	(265)	-27.7%

Traffic levels decreased as compared to the prior year period due to the recession in the United States.  In addition, prices for diesel fuel have decreased, leading to decreased fuel surcharges.  Both of these factors contributed to the decrease in this segment’s performance.

Corporate Segment

	Three Months Ended September 30,
Corporate	2009	2008	2009 vs. 2008
	(Dollars in Thousands)
Intersegment shipping sales	$(4,190)	$(6,328)	2,138
Intersegment shipping costs	(4,190)	(6,328)
Gross profit	-	-
General, selling
and administrative expenses	5,791	5,628	163	2.9%
Operating loss	5,791	5,628	163	2.9%

Intersegment shipping revenues and costs are related to billings from our transportation segment to its domestic minerals and environmental segment sister companies for services.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate GS&A expenses remained relatively constant from the prior year’s comparable period.

Nine months ended September 30, 2009 vs. September 30, 2008

Consolidated Review

The following table compares our operating results for the period ended September 30, 2009 and September 30, 2008:

	Nine Months Ended September 30,
Consolidated	2009	2008	2009 vs. 2008
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$526,539	$678,304	-22.4%
Cost of sales	382,320	505,727
Gross profit	144,219	172,577	-16.4%
margin %	27.4%	25.4%
General, selling and
administrative expenses	101,047	109,061	-7.3%
Operating profit	43,172	63,516	-32.0%
margin %	8.2%	9.4%
Other income (expense):
Interest expense, net	(9,399)	(8,642)	8.8%
Other, net	(2,595)	(1,533)	69.3%
	(11,994)	(10,175)

Income before income taxes and income (loss) from affiliates and joint ventures	31,178	53,341
Income tax expense	6,388	13,950	-54.2%
effective tax rate	20.5%	26.2%

Income before income (loss) from affiliates and joint ventures	24,790	39,391
Income (loss) from affiliates and joint ventures	(921)	(14,072)	-93.5%

Net income	23,869	25,319

Net income (loss) attributable to noncontrolling interests	296	(58)	-610.3%

Net income (loss) attributable to AMCOL shareholders	$23,573	$25,377	-7.1%

Basic earnings per share attributable to AMCOL shareholders	$0.77	$0.83

Diluted earnings per share attributable to AMCOL shareholders	$0.76	$0.82

We measure sales fluctuations by the relevant components: organic, acquisitions, and foreign currency exchange.  The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals	-9.2%	0.0%	-2.4%	-11.6%
Environmental	-5.0%	0.2%	-3.8%	-8.6%
Oilfield services	-1.8%	1.1%	-0.3%	-1.0%
Transportation & intersegment shipping	-1.2%	0.0%	0.0%	-1.2%
Total	-17.2%	1.3%	-6.5%	-22.4%
% of change	77.1%	-5.9%	28.8%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions (Americas; EMEA; and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals	29.6%	9.5%	7.4%	46.5%
Environmental	15.6%	13.5%	2.1%	31.2%
Oilfield services	16.1%	0.5%	1.1%	17.7%
Transportation	4.6%	0.0%	0.0%	4.6%
Total - current year's period	65.9%	23.5%	10.6%	100.0%
Total from prior year's comparable period	67.3%	23.1%	9.6%	100.0%

Net sales:

All segments experienced a decrease in sales as compared to the prior year period.  This can largely be attributed to the global recession.  Please see the segment discussions for greater explanation on a per segment basis.

Gross profit:

Overall gross profit decreased due to the decrease in net sales mentioned above.  However, gross margin increased substantially due to price increases in our minerals segment, which were implemented in 2008 and thus not in full effect during the prior year’s quarter.

General, selling & administrative expenses (GS&A):

GS&A expenses decreased overall, largely due to a $6.8 million decrease in our environmental segment’s cost.  See the discussion of this segment’s results outlined later herein.

Operating profit:

Operating profit decreased due to the decrease in gross profit mentioned earlier.  Excluding our corporate segment, every segment experienced deteriorating operating profits as we will outline later herein.  Our minerals segment, however, experienced increased operating profit margins due to the aforementioned selling price increases.

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

Other income (expense):

Other expense includes foreign currency transaction gains and losses for third party and intercompany related activity as well as gains and losses on foreign currency derivatives.  Other expense increased in 2009 largely due to losses on foreign currency derivatives and foreign exchange transaction losses.

Income tax expense:

Our effective tax rate is lower in 2009 than in 2008 due to a greater proportion of income being derived in our foreign operations, which typically have income tax rates lower than the statutory 35% in the USA.

Income (loss) from affiliates & joint ventures:

Our affiliates and joint ventures losses in the first three quarters of 2009 are less than the prior year’s comparable period, as the prior period contained significant losses from our Ashapura investment, described above.  In 2009, the losses are due to our joint-ventures being less geographically and operationally diverse than AMCOL in addition to the decrease in worldwide economic activity and the start-up nature of our Belgian joint-venture.

Diluted earnings per share:

Diluted EPS decreased commensurate with the decrease in net income as opposed to a change in the weighted average number of shares outstanding.

Segment analysis:

Following is a review of operating results for each of our five reporting segments:

Minerals Segment

	Nine Months Ended September 30,
Minerals	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$244,657	100.0%	$323,228	100.0%	$(78,571)	-24.3%
Cost of sales	193,774	79.2%	267,532	82.8%
Gross profit	50,883	20.8%	55,696	17.2%	(4,813)	-8.6%
General, selling and
administrative expenses	27,020	11.0%	28,379	8.8%	(1,359)	-4.8%
Operating profit	23,863	9.8%	27,317	8.4%	(3,454)	-12.6%

	Nine Months Ended September 30,
Minerals Product Line Sales	2009	2008	% change
	(Dollars in Thousands)
Metalcasting	$100,592	$134,118	-25.0%
Specialty materials	71,330	77,239	-7.7%
Pet products	49,729	58,261	-14.6%
Basic minerals	20,288	47,275	-57.1%
Other product lines	2,718	6,335	*
Total	244,657	323,228

* Not meaningful.

Decreased sales volumes accounted for the reduction in revenues over the prior year period, primarily in metalcasting and drilling products (part of basic minerals) due to the global recession.  Revenues also decreased due to adverse movements in foreign currency exchange rates (primarily the British pound and Turkish Lira to the US dollar), and less pass through freight revenues from customers who are procuring freight on their own now.  Revenues increased, however, due to the full period effect of price increases instituted in 2008, leading to increased gross profit margins.

GS&A expenses decreased due to foreign exchange rate movements and lesser increases in other miscellaneous expenses.  This overall decrease, along with the increase in gross profit margin, contributed to the increase in operating profit margins.

Environmental Segment

	Nine Months Ended September 30,
Environmental	2009		2008		2009 vs. 2008
	(Dollars in Thousands)

Net sales	$164,096	100.0%	$222,393	100.0%	$(58,297)	-26.2%
Cost of sales	107,580	65.6%	147,694	66.4%
Gross profit	56,516	34.4%	74,699	33.6%	(18,183)	-24.3%
General, selling and
administrative expenses	34,913	21.3%	41,754	18.8%	(6,841)	-16.4%
Operating profit	21,603	13.1%	32,945	14.8%	(11,342)	-34.4%

	Nine Months Ended September 30,
Environmental Product Line Sales	2009	2008	% change
	(Dollars in Thousands)
Lining technologies	$106,150	$138,267	-23.2%
Building materials	41,704	65,090	-35.9%
Other product lines	16,242	19,036	*
Total	164,096	222,393

* Not meaningful.

Revenues in the environmental segment decreased due to unfavorable exchange rate movements and reduced activity in our domestic markets due to the recession and credit crisis.  Adverse movements in foreign currency exchange rates, primarily the British pound and Polish zloty to the US dollar, drove the decrease due to exchange rates.  Organic decreases across all product lines, but most notably our lining technologies (which includes contracting services) and building materials divisions, accounted for the decrease due to recessionary and credit crisis factors.  These decreases also led to the decrease in gross profits as gross margins were relatively constant.

GS&A expenses decreased mostly due to the currency movements as mentioned above but also due to decreased employee incentives and third party commissions stemming from decreased sales levels.  Operating profit margin decreased due to the decrease in sales without a corresponding decrease in GS&A expenses.

Oilfield Services Segment

	Nine Months Ended September 30,
Oilfield Services	2009		2008		2009 vs. 2008
	(Dollars in Thousands)

Net sales	$93,140	100.0%	$100,177	100.0%	$(7,037)	-7.0%
Cost of sales	60,554	65.0%	63,130	63.0%
Gross profit	32,586	35.0%	37,047	37.0%	(4,461)	-12.0%
General, selling and
administrative expenses	20,123	21.6%	18,156	18.1%	1,967	10.8%
Operating profit	12,463	13.4%	18,891	18.9%	(6,428)	-34.0%

Demand for offshore, deep water filtration services and pipeline services was strong in the first quarter of the year. However, uncertainty in the demand for oil and the U.S. recession has reduced oil and gas production in the second and third quarters. This has accordingly increased competition for several of our services, leading to an overall decrease in revenues in the year-to-date period. The increased competition has also led to reduced gross profits and gross margins.

GS&A expenses increased primarily due to the acquisition of our coil tubing business in May 2008 and the full period effect of our Brazil operations which we started in 2008.  Operating profits decreased due to the increased GS&A expenses as well as the decreased gross profits mentioned above.  Both factors also contributed to the decrease in operating margins.

Transportation Segment

	Nine Months Ended September 30,
Transportation	2009		2008		2009 vs. 2008
	(Dollars in Thousands)
Net sales	$35,336	100.0%	$49,216	100.0%	$(13,880)	-28.2%
Cost of sales	31,102	88.0%	44,081	89.6%
Gross profit	4,234	12.0%	5,135	10.4%	(901)	-17.5%
General, selling and
administrative expenses	2,551	7.2%	2,564	5.2%	(13)	-0.5%
Operating profit	1,683	4.8%	2,571	5.2%	(888)	-34.5%

Traffic levels decreased as compared to the prior year period due to the recession in the United States.  In addition, prices for gasoline have decreased, leading to decreased fuel surcharges.  Both of these factors contributed to the decrease in this segment’s performance.

Corporate Segment

	Nine Months Ended September 30,
Corporate	2009	2008	2009 vs. 2008
	(Dollars in Thousands)
Intersegment shipping sales	$(10,690)	$(16,710)	6,020
Intersegment shipping costs	(10,690)	(16,710)
Gross profit	-	-	-
General, selling
and administrative expenses	16,440	18,208	(1,768)	-9.7%
Operating loss	16,440	18,208	(1,768)	-9.7%

Intersegment shipping revenues and costs are related to billings from our transportation segment to its domestic minerals and environmental segment sister companies for services.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate GS&A expenses decreased due to reduced expenses associated with certain benefit plans.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, and borrowings from our revolving credit facility have been our sources of funds to provide working capital, make capital expenditures, acquire businesses, repurchase common stock, and pay dividends to shareholders.  We believe cash flows from operations and borrowings from an unused and committed credit facility will be adequate to support our current business needs for the foreseeable future.  Given the current economic climate and credit crisis, it is unlikely that we would pursue a substantial acquisition in 2009.  However, we may need additional debt or equity facilities in order to pursue acquisitions, when and if these opportunities become available, and we may or may not be able to obtain such facilities on terms substantially similar to our current facilities as discussed in Item 1A – Risk Factors in our Form 10-K, as amended, for 2008, and in Item 1A – Risk factors in our Quarterly Report on From 10-Q for the period ended June 30, 2009. See our additional comments in the Overview section of Part 1, Item 2 of this report. Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

	Nine Months Ended
Cash Flows	September 30,
($ in millions)	2009	2008
Net cash provided by operating activities	$90.6	$1.3
Net cash used in investing activities	$(33.9)	$(104.4)
Net cash provided by (used in) financing activities	$(57.7)	$111.6

Cash flows from operating activities increased substantially as compared to the prior year period due to decreased working capital levels, which we were able to reduce through better inventory management and decreased business activity resulting from the current economic environment.  Historically, cash flows from operations have increased over the course of the year and we anticipate this pattern will continue for the remainder of this year.

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

Cash flows from financing activities decreased as we paid off debt whereas in the previous year we incurred more debt.  We were able to pay down debt due to reduced working capital requirements and reduced investing activities.  Year-to-date dividends increased in 2009 to $0.54 per share from $0.50 per share in the prior year period.

	As at
Financial Position	September 30,	December 31,
($ in millions)	2009	2008
Working capital	$212.9	$262.7
Goodwill & intangible assets	$120.2	$122.5
Total assets	$734.6	$744.6

Long-term debt	$217.1	$256.8
Other long-term obligations	$69.6	$50.9
Total equity	$347.7	$328.4

Working capital at September 30, 2009 decreased from the amount at December 31, 2008 due to decreases in accounts receivable and inventories partly commensurate with the decreased sales levels but also due to increased efforts to reduce our levels of these assets.  Given the seasonality of our environmental segment and the project nature of some of our services provided in the oilfield services segment, working capital levels typically increase in the second and third quarters of the year.  However, this trend may or may not continue in the current economic environment.

Long-term debt relative to total capitalization reduced to 38.4% at September 30, 2009 versus 43.9% at December 31, 2008.  During 2009, we have focused on strengthening our balance sheet, including reducing our investments in working capital. We have also limited our capital expenditures to maintenance activities with minimal expansion projects given the worldwide economic situation. These activities, combined with a decrease in overall sales and business levels, have allowed us to decrease our long-term debt substantially in 2009. We have approximately $106.6 million of borrowing capacity available from our revolving credit facility at September 30, 2009.  We are in compliance with financial covenants on all of our debt agreements as of the period covered by this report.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 discloses our contractual obligations and off-balance sheet arrangements.  Other than the decrease in our long-term bank debt as disclosed in our condensed consolidated financial statements herein there were no material changes in our contractual obligations and off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 other than those discussed in Part 1, Item 2 of this report.

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

PART II - OTHER INFORMATION

Item 6:	Exhibits

Exhibit Number

10.1	Fourth Amendment to Credit Agreement dated as of September 18, 2009 among AMCOL International Corporation and certain of its wholly-owned subsidiaries and Harris N.A. and certain other lenders (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.

(1) Exhibit is incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	November 9, 2009	/s/ Lawrence E. Washow

Lawrence E. Washow
President and Chief Executive Officer

Date:	November 9, 2009	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1	Fourth Amendment to Credit Agreement dated as of September 18, 2009 among AMCOL International Corporation and certain of its wholly-owned subsidiaries and Harris N.A. and certain other lenders (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.

(1) Exhibit is incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009.