Form 10-K/A
period 2008-12-31
AMCOL INTERNATIONAL CORP
filed 2009-12-08
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 2)
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________
Commission File Number: 1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	36-0724340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2870 Forbs Avenue
Hoffman Estates, Illinois	60192
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 851-1500

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of Exchange on which registered:
$0.01 par value Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

AMCOL International Corporation (the “Company” or “AMCOL”) is filing this Amendment No. 2 (this “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) to update the cover page of the Annual Report to reference our correct commission filing number, as well as to indicate that our $0.01 par value common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).

We have also updated the discussion of our Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of Part II.  That item is included herein in its entirety and includes updated commentary on exchange rate sensitivities.

In addition, we are filing this Form 10-K/A to include in Item 15, pursuant to Rule 3-09 of Regulation S-X, a revised audit opinion on the financial statements and related notes of Ashapura Minechem Limited (“Ashapura”), an unconsolidated joint venture in which we hold a 21% equity ownership interest.  The audit opinion is the only part of Item 15 which has been updated, and the full set of financial statements and related notes of Ashapura can be found in Amendment No. 1 to our Annual Report, filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 29, 2009.

In connection with the filing of this Form 10-K/A and pursuant to SEC rules, we are including currently dated certifications of our Chief Executive Officer and Chief Financial Officer.  This Form 10-K/A does not otherwise update or amend any other exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report.

Part II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from foreign currency exchange rates, interest rates, and credit risk.  We use a variety of practices to manage these market risks, including derivative financial instruments when appropriate.  Our treasury and risk management policies prohibit us from using derivative instruments for trading or speculative purposes.  In addition, we also do not use leveraged derivative instruments or derivatives with complex features.

Exchange Rate Sensitivity

As we operate in over 25 countries with many international subsidiaries, we are exposed to currency fluctuations related to manufacturing and selling products in currencies other than the U.S. dollar.  This foreign currency risk is diversified and involves assets, liabilities and cash flows denominated in currencies other than the U.S. dollar.  Our major foreign currency exposures involve our subsidiaries in Europe, Southeast Asia, and South Africa, although all foreign subsidiaries are subject to foreign currency exchange rate risk versus the U.S. dollar.  Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future.

We seek to manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs as well as same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  Periodically, we use derivative instruments to reduce these foreign currency exchange rate risks.  At December 31, 2008, the fair value of our outstanding foreign currency derivative contracts was not material.

Assets and liabilities of our international subsidiaries are translated at current exchange rates; gains and losses stemming from these translations are included as a component of Other Comprehensive Income and reported within Accumulated Comprehensive Income within our consolidated balance sheet.  Income and expenses of our international subsidiaries are translated at average exchange rates for the period, and any gains or losses on these transactions are included within Other income, net within our consolidated statement of operations.

We can calculate the effect that changes in exchange rates would have on our total assets and net income. This calculation cannot be extrapolated to actual results that might occur because changes in the relationship of exchange rates may also impact other assumptions and calculations, such as the income tax expense, which may counteract the sensitivities. Notwithstanding and holding all other variables constant, a 10% change in the year-end exchange rates and a 10% change in our annual average exchange rates would result in a 4% and 7% increase in our total assets and net income, respectively. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes.

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

The financial statements and supplementary information listed in the Index to Financial Statements, which appeared on page 41 of the Annual Report, were filed on March 16, 2009.

2.  Financial Statement Schedules

The following financial statements and schedules of Ashapura were included pursuant to Rule 3-09 of Regulation S-X as indicated on page 3 of Amendment No. 1 to the Annual Report filed on September 29, 2009:

-	Consolidated Balance Sheets of March 31, 2009 and 2008 (unaudited)
-	Consolidated Profit and Loss Accounts for the years ended March 31, 2009, 2008 (unaudited) and 2007 (unaudited)
-	Consolidated Cash Flow Statements for the years ended March 31, 2009, 2008 (unaudited) and 2007 (unaudited)
-	Schedules Forming Part of the Accounts

Amendment No. 1 to the Annual Report also included the Independent Auditors’ Report.  That report has been updated and is included herein in its entirety.  It is applicable to the aforementioned Ashapura financial statements and schedules.

3.  Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 8 and 9, are filed as part of this annual report.

(b)           See the Index to Exhibits beginning on page 8 of this Form 10-K/A.
(c)           The financial statements of Ashapura listed in the Index to Financial Statements, which begin on page 4 of Amendment No. 1 to the Annual Report were filed as part of Amendment No. 1 to our 2008 Form 10-K.

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to and nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in India.

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

Date: December 8, 2009
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