Form 10-K
period 2009-12-31
AMCOL INTERNATIONAL CORP
filed 2010-03-16
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐              Accelerated filer  ☒               Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the registrant’s $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $21.58 per share on June 30, 2009, and, for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $520.5 million.

Registrant had 30,922,984 shares of $.01 par value Common Stock outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

INTRODUCTION

AMCOL International Corporation was originally incorporated in South Dakota in 1924, reincorporated in Delaware in 1959, became publicly listed in 1987 on the NASDAQ, and moved and remains listed on the New York Stock Exchange since 1998.  Except as otherwise noted or indicated by context, the term “Company” refers to AMCOL International Corporation and its subsidiaries.

We are a global company focused on long term profitability growth through the development and application of minerals and technology products and services to various industrial and consumer markets.  We focus our research and development activities in areas where we can either leverage our current customer relationships and mineral reserves or enhance existing or related products and services.

We operate in five segments:  minerals and materials, environmental, oilfield services, transportation and corporate.  Our minerals and materials segment mines, processes and distributes minerals and products with similar applications for use in various industrial and consumer markets, including metal-casting, pet care, detergents, iron ore pelletizing, and drilling industries. Our environmental segment processes and distributes minerals, products and services with similar applications for use as a moisture barrier in commercial construction, landfill liners and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, nitrogen, rental tools, coil tubing and well testing data services for the oil and natural gas industry.  Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Our corporate segment includes the elimination of intersegment shipping revenues as well as certain expenses associated with research and development, management, benefits and information technology activities for our Company.

Our primary mineral is bentonite and we have bentonite reserves located throughout the world.   We also develop applications for other minerals, including chromite sand.  Nicknamed the mineral of a thousand uses, bentonite has several unique characteristics including its ability to bind, swell, adsorb, control rheology, soften fabrics, and have its surface modified through chemical and physical reactions.

We earn revenues from the sales of finished products, provision of services, rentals of equipment, and charges for shipping goods and materials to customers.  Our services are primarily provided within our environmental and oilfield services segments; we consider our transportation segment revenues to be purely service based revenues.

The following table sets forth the percentage of our revenues generated from each segment:

	Percentage of Net Sales
	2009	2008	2007
Minerals and materials	48%	49%	48%
Environmental	31%	32%	34%
Oilfield services	17%	15%	14%
Transportation	7%	7%	7%
Intersegment shipping	-3%	-3%	-3%
	100%	100%	100%

Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of our business segments are set forth in our Notes to Consolidated Financial Statements included later herein.

MINERALS AND MATERIALS

This segment is principally conducted through wholly-owned subsidiaries and investments in affiliates and joint ventures throughout the world.   Our principal bentonite products are marketed under various internationally registered trade names, including VOLCLAY®, PANTHER CREEK®, PREMIUM GEL® and ADDITROL®.

Our principal mineral is bentonite.  Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 50 feet beneath overburden of up to 60 feet.  There are two basic types of bentonite, sodium bentonite and calcium bentonite, and each has different chemical and physical properties.  Sodium bentonite is generally referred to as Western bentonite because it predominately exists in the Western United States; sodium bentonites of lesser purity exist outside the United States (“U.S.”).  Calcium bentonite is sometimes referred to as Southern bentonite in the U.S. and as Fuller’s Earth outside the U.S.  Calcium bentonites mined outside the U.S. are sometimes activated with sodium carbonate or similar compounds to produce properties similar to natural sodium bentonite.

We also own a majority interest in a chromite mine located in South Africa.  Chromite ore is located in seams within certain rock formations that can descend over 100 feet below ground.  We are particularly interested in mining chromite ore that has physical properties suited for metal-casting applications.

Principal Products and Markets

Metal-casting. In the formation of sand molds for metal-castings, sand is bonded with bentonite and various other additives to yield desired casting form and surface finish. We serve the foundry and casting industry throughout North America and the Asia-Pacific region with custom-blended bentonite and allied non-bentonite products to strengthen sand molds for cast auto parts, farm implements, railcars, home appliances and metallurgical products.  The blended mineral binders containing sodium bentonite, calcium bentonite, seacoal and other ingredients are sold under the trade name ADDITROL®.  In addition, we have a line of formulated additives that introduce silicon and carbon in the melt phase of the casting process.

We also serve this market through the provision of chromite sand, a specialty product we market to steel-based foundries.  Due to the high pouring temperatures of molten steel, foundries use chromite sand to improve the thermal and dimensional stability of castings.

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

Basic Minerals.  We supply minerals in industrial applications where they are used as a component of the end product to the consumer.  Our markets and applications include:

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

•
Other Industrial. We produce bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt.  We also supply grades of bentonite used for pellitizing other materials for ease of use.  Examples of this application are iron ore pelletizing and livestock feed.

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

•	Paper manufacturing. Bentonite is used to improve processing and waste control in producing a broad range of printable paper surfaces.

Sales and Distribution

In 2009, the top seven customers of the minerals and materials segment accounted for approximately 34% of the segment’s sales worldwide, with 11% of this segment’s sales being derived from Proctor & Gamble, who primarily purchases our detergent products.  Approximately 63% of our sales in this segment are generated in the Americas.  Metal-casting is our largest market in the Americas and all of our pet products sales are in this region.  Our sales in EMEA (Europe, Middle East and Africa) represent approximately 20% of segment sales and are principally to detergent producers.  The Asia-Pacific region represents approximately 17% of segment sales with metal-casting being our largest market.

This segment sells minerals and materials not only to third party customers but also to other segments, principally our environmental segment.  Bentonite is a key material included within several products in our environmental segment, most notably the lining technology products.  In 2009, this segment sold approximately 10% of its tons to sister segments; these sales are not included in this segment’s revenues or our consolidated financial statements.

A large majority of our sales and distribution is conducted by our own personnel and facilities.  We have established industry-specialized sales groups staffed with technically oriented salespersons serving each of our major markets.  Certain businesses will have networks of distributors and representatives, including companies that warehouse products at strategic locations.

We believe our strong global market position in the metal-casting market is largely due to our technical service capabilities and our distribution network.  We provide training courses and laboratory testing for customers who use our products in the metal-casting process.  Our technical sales personnel provide expertise not only to educate our customers on the bentonite blend properties but also to aid them in producing castings efficiently and productively.

In pet products, we are primarily a private-label producer of cat litter and have three principal sites from which we package and distribute finished goods.  Our transportation segment provides logistics services for the cat litter business, and is a key component of our capability in supplying customers on a national basis.

Certain specialty material markets require considerable technical expertise.  Our detergent additives market position requires an ability to not only supply cost-effective products but also provide product development capabilities to adapt to our customers’ product requirements.  We experience similar requirements for our health and beauty business, which makes use of several patents with various durations.

Our petroleum products division markets products, including bentonite which is a major component of drilling fluids, under our own and private-label trade names.  At least two drilling fluid service companies have captive bentonite operations and others are party to long-term bentonite supply agreements.  Our potential market, therefore, is generally limited to those service organizations that are not vertically integrated or do not have long-term supply arrangements with other bentonite producers.

Competition

We are one of the largest producers of bentonite products globally.  There is substantial domestic and international competition, which is essentially a matter of product quality, price, logistics, service and technical support. There are at least 15 other major sodium bentonite or sodium activated calcium bentonite producers throughout the world including several importers into the U.S. market.  There are also numerous major producers of calcium bentonite and various regional suppliers in the areas we serve. Some of our competitors, especially in the chromite sand market, are companies primarily in other lines of business with substantially greater financial resources than ours.

Seasonality

We do not consider our minerals and materials segment to be seasonal in nature.

ENVIRONMENTAL

Principal Products and Markets

The business is principally conducted through wholly-owned subsidiaries, including Colloid Environmental Technologies Company (“CETCO”), and joint ventures throughout the world.  Our five principal markets are as follows:

Lining Technologies. We sell geosynthetic clay liner products containing bentonite under the BENTOMAT® and CLAYMAX® trade names principally for lining and capping landfills, water and wastewater lagoons, containment in tank farms, storm water containment systems, waste stabilization lagoons, sewage lagoons, stormwater retention structures, and for containment of various mining wastes and processed liquids.  We also provide associated geosynthetic materials for these applications, including geotextiles and drainage.

Building Materials. We supply many waterproofing materials to the non-residential construction industry. This line includes VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite; ULTRASEAL®, an advanced membrane using a unique active polymer core;  and COREFLEX®, a protector of critical infrastructure.  In addition to these membrane materials, we also provide roofing underlayments and a variety of sealants and other accessories required to create a functional waterproofing system.

Contracting Services. Our contracting services business provides geo-environmental solutions for a variety of construction needs.  Acting as a general or specialty contractor, this business develops value engineered alternatives for waste containment, remediation, civil and geotechnical construction, erosion control, waterproofing, green roof, and other markets.  This business operates in the commercial and environmental construction industries under the CETCO brand name utilizing our own and third-party products.

Drilling Products. Our drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction.  The products are used to install monitoring wells, facilitate horizontal and water well drilling, rehabilitate existing water wells and seal abandoned exploration drill holes. VOLCLAY GROUT™, HYDRAUL-EZ®, BENTOGROUT® and VOLCLAY TABLETS™ are among the trade names for products used in these applications. Geothermal grouting applications utilizing GEOTHERMAL GROUT™ represent a developing area for CETCO drilling products.  We also offer a range of construction drilling products used in the excavation of foundations for large buildings, bridges and dams; these products include SHORE PAC® and PREMIUM GEL®.

Remediation Technologies.  Our remediation technologies group provides engineered solutions to challenging environmental site-remediation projects such as contaminated sediment and soil capping, waste solidification and stabilization, water treatment, sludge dewatering, hazardous waste clean-up and engineered remedial barriers.  Products offered in this business include Liquid Boot®, an asphalt, emulsion-based vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material; ORGANOCLAY®, an organic absorbent media; and QUIK-SOLID®, a super absorbent media.

Sales and Distribution

On an individual customer basis, we generated less than $5 million of sales from each of the top five customers in the environmental segment.  Approximately 48% of sales are in the Americas where the U.S. is our largest geographical market for all product lines. Approximately 45% of sales are in EMEA and the remaining 7% in the Asia-Pacific region.

Sales and distribution of the lining technologies products as well as the provision of our contracting services are primarily performed through our own personnel and facilities.  Service revenues in our contracting services business are primarily performed under medium to long-term contracts.  For both businesses, our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate.

The building materials products are sold through our own sales professionals as well as through an integrated distributor and dealer network.  Our customers are generally building sub-contractors who are responsible for installing the products.

Our drilling product lines are generally sold through an extensive distribution network coordinated by our regional sales managers.  The end customers for these products are typically small well drilling companies and general contractors.

Our remediation technologies products are primarily sold through approved contractors who are environmental project specialists.  Our sales and technical staff typically assist project designers by providing technical data to engineers and architects who specify our products in the design of building structures or remediation sites.

Competition

CETCO principally competes with many geosynthetic clay liner manufacturers worldwide and several suppliers of alternative lining technologies.  The building materials product lines compete in a highly fragmented market comprised of a wide variety of alternative technologies.  Competitors in our contracting services business primarily include other specialty and general contractors, some of which have substantially greater resources.  A number of integrated bentonite companies compete against us in the drilling products business.  Competition in all business units is based on product quality, service, price, technical support and product availability.

Seasonality

Much of the business in the environmental segment is impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be larger during the period from April through October.  As a result, we consider the business of this segment to be seasonal.

OILFIELD SERVICES

Principal Products and Markets

Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, rental tools, nitrogen, coil tubing and well testing equipment and services for the oil and natural gas industry.  We sell products and services through wholly-owned subsidiaries located in Australia; Brazil; Malaysia; Nigeria; the United Kingdom; and the U.S.  The following are our principal markets and a description of the products and services we provide:

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

Competition

Our oilfield services group competes with other oil services companies using different technologies.  Several of these competitors have significantly more resources than we do and consequently may be better able to compete in periods of economic downturn, especially in terms of selling prices.  However, we believe we offer several competitive advantages, especially in the area of water treatment services, due to superior and innovative technologies that we have developed internally and the combination of services that we can provide.

Sales and Distribution

The top four customers in our oilfield services segment accounted for 21% of the segment sales worldwide. Approximately 89% of sales are in the Americas. The U.S. is our largest geographical market for all product lines. Approximately 3% of sales are in EMEA and the remaining 8% are in the Asia-Pacific region.

Our businesses primarily sell and distribute products and services on a direct basis.  Our principal customers are oil and natural gas companies who maintain substantial offshore and onshore drilling and production platforms for both oil and gas.

Seasonality

Much of the business in the oilfield services sector is impacted by weather conditions given that a significant portion of our customers’ oil and gas production facilities are subject to natural disasters, such as hurricanes.  Given the majority of our sales are derived in the Gulf States region of the U.S., our sales could be lower in the June to November months.

TRANSPORTATION

We operate a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental U.S.  These services are provided to our subsidiaries as well as third-party customers.  Through our transportation business, we are better able to control costs, maintain delivery schedules and assure equipment availability in the delivery of our products.  In 2009, approximately 30% of the revenues of this operation involved services provided to our domestic minerals and materials and environmental segments.

MINERALS AND MATERIALS & ENVIRONMENTAL - COMMON OPERATIONAL FUNCTIONS

Mineral Reserves

We have reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through our investments in affiliates and joint ventures, we also have access to bentonite deposits in Egypt, India, Mexico, Russia, and Azerbaijan. At 2009 consumption rates and product mix, we estimate the proven, assigned reserves of commercially usable sodium bentonite at approximately 36 years. We estimate the proven, assigned reserves of commercially usable calcium bentonite at approximately 18 years. While we believe, based upon our experience, that our reserve estimates are reasonable and our title and mining rights to our reserves are valid, we have not obtained any independent verification of such reserve estimates or such title or mining rights.

We own or control the properties on which reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims.  A majority of our bentonite reserves are owned. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our minerals and materials segment.

A majority of our bentonite is mined and processed in the U.S. pursuant to over eighty mining lease and royalty agreements (including easement and right of way agreements) and 2,000 mining claims.  The majority of these claims and leases are with private parties and located in Montana, South Dakota and Wyoming.  The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

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

To retain possessory rights in unpatented mining claims in North America, a fee of $140 per year for each unpatented mining claim is required.  The validity of title to unpatented mining claims is dependent upon numerous factual matters.  We believe that the unpatented mining claims that we own are in compliance with all applicable federal, state and local mining laws, rules and regulations.  We are not aware of any material conflicts with other parties concerning our claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws.  The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims.  To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of our unpatented claims may become uneconomic and royalty rates for privately leased lands may be affected.  We cannot predict the effect any potential amendments may have or whether or when any such amendments might be adopted.

We maintain a continuous program of worldwide exploration for additional reserves and attempt to acquire reserves sufficient to replenish our consumption each year, but we cannot assure that additional reserves will continue to become available.

We oversee all of our mining operations, including our exploration activity and securing the necessary permits from appropriate government agencies.

The following table shows a summary of our mineral sales from active mining areas for the last 3 years in short tons, as well as mineral reserves by major mineral category.

	Tons Sold (000s)			Wet Tons	Assigned	Unassigned		Mining Claims
				of Reserves	Reserves	Reserves	Conversion		Unpatented
	2009	2008	2007	(000s)	(000s)	(000s)	Factor	Owned	**	Leased
Sodium Bentonite
Assigned
Australia	9	11	5	790	790	-	80%	-	-	790
Belle/Colony, WY/SD	1,012	1,476	1,359	32,163	32,163	-	77%	1,994	311	29,858
Lovell, WY	372	690	683	28,565	28,565	-	86%	15,667	11,902	996
TOTAL ASSIGNED	1,393	2,177	2,047	61,518	61,518	-		17,661	12,213	31,644

Unassigned
SD, WY, MT	-	-	-	60,786	-	60,786	82%	55,189	3,857	1,740
TOTAL OTHER / UNASSIGNED	-	-	-	60,786	-	60,786		55,189	3,857	1,740

TOTAL SODIUM BENTONITE	1,393	2,177	2,047	122,304	61,518	60,786		72,850	16,070	33,384
					50%	50%		60%	13%	27%
Calcium Bentonite
Assigned
Chao Yang, Liaoning, China	177	212	138	1,296	1,296	-	76%	-	-	1,296
Nevada	1	1	-	536	36	500	75%	36	500	-
Sandy Ridge, AL	66	101	119	5,263	5,263	-	76%	1,565	-	3,698
Turkey	86	72	60	1,124	1,124	-	75%	-	-	1,124
Vici, OK	-	-	-	99	-	99	77%	-	-	99
TOTAL CALCIUM BENTONITE	330	386	317	8,318	7,719	599		1,601	500	6,217
					93%	7%		19%	6%	75%
Leonardite

Gascoyne, ND	35	80	61	952	952	-	74%	-	-	952
					100%					100%
Other
Assigned
South Africa	60	-	-	778	778	-	80%	-	-	778
TOTAL ASSIGNED	60	-	-	778	778	-		-	-	778
Unassigned
Nevada	-	-	-	2,997	-	2,997	75%	2,997	-	-
TOTAL OTHER / UNASSIGNED	-	-	-	2,997	-	2,997		2,997	-	-

TOTAL OTHER	60	-	-	3,775	778	2,997		2,997	-	778
					21%	79%		79%	0%	21%

GRAND TOTALS	1,818	2,643	2,425	135,349	70,967	64,382		77,448	16,570	41,331
					52%	48%		57%	12%	31%

**   Quantity of reserves that would be owned if patent was granted.

Assigned reserves are reserves which could be reasonably expected to be processed in existing plants.  Unassigned reserves are reserves which will require additional expenditures for processing facilities.  Conversion factor is the percentage of reserves that will be available for sale after processing.  Our estimates of assigned and unassigned reserves in the above table require us to make certain key assumptions.  These assumptions relate to consistency of clay beds in relation to drilling samples obtained with respect to both quantity and quality of reserves contained therein; the ratio of overburden to mineral deposits; any environmental or social impact of mining the minerals; and profitability of extracting those minerals, including haul distance to processing plants, applicability of minerals to various end markets and selling prices within those markets, and our past experiences in the mineral beds, several of which we have been operating in for over 80 years.  We estimate that available supplies of other materials utilized in our minerals and materials business are sufficient to meet our production requirements for the foreseeable future.

In 2009, we acquired chromite sand reserves in South Africa from Chrome Corporation Ltd. (“Chrome”), a company publicly traded on the Australian Stock Exchange.  In its 2009 annual report filed in accordance with rules and regulations governing filings on the Australian Stock Exchange, Chrome disclosed that it had 11.5 million tons of chromite sand resources in the mine we acquired.  We have not included that amount in the above table as rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”) allow us to only disclose “reserves”, a defined term within SEC regulations, and not “resources”, an undefined term.  We are in the process of performing more drilling and sampling of the deposits within the mine we acquired in order to more fully ascertain the level of reserves contained therein.

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

Product Development and Patents

We work actively with customers in each of our major markets to develop commercial applications of specialized grades of bentonite.  We maintain research centers and laboratory testing facilities in Hoffman Estates, Illinois, and Birkenhead, England.  When we perceive a need for a product that will accomplish a particular goal, we work to develop the product, research its marketability and study the feasibility of its production. We also co-develop products with customers, or others, as needs arise.  Our development efforts emphasize markets with which we are familiar and products for which we believe there is a viable market.

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

Regulation and Environmental

We believe we are in material compliance with current, applicable regulations for surface mining. Since reclamation of exhausted mining sites has been a regular part of our surface mining operations since 1973, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

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

FOREIGN OPERATIONS AND EXPORT SALES

Approximately 36% of our 2009 net sales were generated in countries outside the Americas.  Our foreign operations have typically comprised about a third of our income from continuing operations before income taxes and income from our affiliates and joint-ventures; however, in 2009, they comprised approximately 58% of that income as the economic recession more heavily affected our domestic operations than our foreign operations, some of which actually experienced increases in their business last year.  Of our tons sold from our domestic mineral deposits in 2009, approximately 24% of these shipments were made to our sister companies and third party customers located outside the United States.  This percentage has increased from 14% and 17% in 2007 and 2008, respectively, as our international customers were less affected by the economic recession.

To enhance our overseas market presence, we maintain mineral processing plants in the United Kingdom, China, Australia, South Korea, Poland, Thailand, South Africa and Turkey. Chartered vessels deliver large quantities of our bulk, dried sodium bentonite to the plants in the United Kingdom, Poland, Australia, Thailand and South Korea where it is processed and mixed with other clays and distributed throughout Europe and the Asia-Pacific region.  In addition, we maintain a worldwide network of independent dealers, distributors and representatives to support sales and distribution.

We manufacture geosynthetic clay liners in the United Kingdom, Spain, Poland, China, South Korea and India (through our joint venture company Ashapura Volclay Limited).  These international operations provide a cost-effective means of supplying the European and Asia-Pacific markets.

Our oilfield services business maintains offices and operations centers in Australia, Brazil, Malaysia, Nigeria and Scotland to service customers in those local markets.

Our international operations are subject to the usual risks of doing business abroad and in developing countries, such as currency fluctuations and devaluation, restrictions on the transfer of funds, and import and export duties.

The Notes to Consolidated Financial Statements included in Item 8 of this report present further details on our sales by geographic region.  These Notes are incorporated by reference for sales attributed to foreign operations and export sales from the U.S.

EMPLOYEES

As of December 31, 2009, we employed 2,211 people in our global organization, 1,099 of whom were employed outside of the United States.  Operating plants are adequately staffed, and no significant labor shortages are presently foreseen.  Labor relations have been satisfactory.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy any reports, statements and other information filed by the Company at the SEC’s Public Reference Room at 100 F. Street N.E., Washington, D.C., 20549. Please call (800) SEC-0330 for further information on the Public Reference Room.  The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are available to the public at this website, www.sec.gov.

Our principal Internet address is www.amcol.com. Our annual, quarterly and current reports, and amendments to those reports, are available free of charge on www.amcol.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

Certain statements we make from time to time, including statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section hereafter, constitute “forward-looking statements” made in reliance upon the safe harbor contained in Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions, and statements relating to anticipated growth, acquisitions, levels of capital expenditures, future dividends, expansion into global markets and the development of new products.  Such forward-looking statements speak only as of the date hereof and are not guarantees of future performance and involve risks and uncertainties.  Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors.  We undertake no duty to update any forward-looking statements to conform the statement to actual results or changes in our expectations.

A number of risks will challenge us in meeting our long-term profit and strategic objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  Specifically, the risks outlined below could affect the achievement of our expected results.  In addition, the recent economic and credit crisis occurring in the U.S. and throughout many of the economies in which we operate may affect or heighten the risks outlined below, especially with regard to our reliance on key industries (which could be more adversely affected due to the credit crisis), the volatility of our stock price, and increased exchange rate sensitivity.  This ongoing crisis is characterized by increased volatility and decreased availability of capital for short and long term financing.  The credit crisis may also affect our ability to obtain additional financing to fund acquisitions or other activities on terms substantially similar to our current debt facilities should that need arise in the future.  Any of these factors or the risks outlined as follows could affect our business opportunities and results:

Reliance on Metal-casting & Construction Markets

Approximately 42% of our minerals and materials segment’s sales in 2009 were to the metal-casting market.  Our environmental segment’s sales are predominantly derived from the commercial construction and infrastructure markets.  All these markets depend heavily upon the strength of our domestic and international economies. If these economies weaken, demand for our products sold to these markets may decline and our business or future financial results may be adversely affected.

Susceptibility to Oil and Natural Gas Markets

Revenues from our oilfield services segment now represent 17% of consolidated revenues and 24% of consolidated operating income.  Oil and natural gas production activities are heavily influenced by the benchmark price of these commodities, which can be influenced by both economic and political events and, in turn, affect our customers’ demand for our products and services.  Thus, the benchmark prices of oil and natural gas may ultimately affect performance potential of this segment.

In addition, oil and natural gas exploration and production activities depend heavily on the location of these natural resources within the earth’s geology and geographic location as well as technologies available to profitably extract them.  For example, the recent application of horizontal drilling technologies allow natural gas production companies to extract significantly greater amounts of natural gas in geological deposits located in areas where we currently do not have a significant presence.  Thus, the performance of our oilfield services business is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

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

These factors combined represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations.  While we have been successful in attaining price increases in certain markets to offset some of these rising costs, there can be no assurance that we will be successful in continuing to achieve these price increases or protecting our margins.

Availability and Cost of Shipping

We rely on shipping bulk cargos of bentonite from the United States and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs.  In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers has been suspect.  If we can not secure our container requirements or offset additional shipping costs with price increases to customers, our profitability could be impacted.

Seasonality of Our Oilfield Services and Environmental Segments

Our oilfield services and environmental segments are affected by seasonal weather patterns.  A majority of our oilfield services’ revenues are derived from the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur in the Fall months.  In addition, it is affected by customers’ demands for natural gas.  Natural gas is affected by weather patterns as colder winters increase the demand for natural gas to heat homes and warmer summers increase the demand for natural gas to fuel generators providing electricity to run air conditioners.  Actual or threatened hurricanes or changes in the demand for natural gas can result in volatile demand for services provided by our oilfield services segment.

Our environmental segment is affected by weather patterns which determine the feasibility of construction activities.  Typically, less construction activity occurs in winter months and thus this segment’s revenues tend to be greatest in the second and third quarters when weather patterns in our geographic markets are more conducive to construction activities.

Cyclicality of Our Segments

All of our segments are affected by economic cycles.  During periods of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects.  Such developments occur even amongst customers that are not experiencing financial difficulties.  These risks are more predominant in our environmental and minerals and materials segments.

In our environmental segment, the construction and infrastructure markets are heavily dependent upon the strength of domestic and international economies.  In our minerals and materials segment, the metal-casting market is dependent upon the demand for castings for automotive, farming, railcar, home appliance and metallurgical uses.  The recent volatility in the credit markets and the economic slowdown that was present in the beginning of 2009 have decreased the demand for our environmental and minerals and materials segments’ products and services due to the decreased demand in these types of equipment.  These decreases may or may not continue.

Moreover, in periods of lower economic productivity or recession, oil and natural gas prices tend to decrease, which in turn causes exploration companies to reduce their capital expenditures and production and exploration activities.  This has the effect of decreasing the demand for and increase competition for the services that our oilfield services segment provides.  In turn, as occurred in 2009, our revenues can decrease due to less volume of sales as well as decreased day rate and rental prices.

Risks of International Expansion & Operation

An important part of our business strategy is to expand internationally by establishing our own presence in new markets when possible or through acquisitions, joint ventures or other strategic alliances.  Sales and earnings from our overseas operations have increased considerably in recent years and comprise a significant portion of our financial results; moreover, our income has been more sensitive to our earnings from joint ventures.  As we expand and operate internationally, we will be subject to a myriad of risks, especially in less developed countries whose economies increase at rates faster than more developed nations.  These risks relate to currency exchange rates, political and economic environments, business and trade laws, and regulatory and compliance issues.  These risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, or losses in the realizability of our assets.

Regulatory and Legal Matters

Our operations are subject to various federal, state, local and foreign laws and regulations relating to environmental and to health and safety matters.  Substantial penalties may be imposed if we violate certain of these laws and regulations, even if the violation was inadvertent or unintentional.  If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply.  In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions.  If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected.  We may also be subject to adverse litigation results in addition to increased compliance costs arising from future changes in laws and regulations that may negatively impact our operations and profits.

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

In addition, we have typically financed our acquisitions and investments with debt available to us under our various credit facilities and our ability to issue new debt.  However, we may decide to pay all or a portion of the purchase price of any future acquisition or investment with shares of our common stock.  If we use our common stock in this way, the price of our stock may decrease.

Ability to Pay Dividends

We currently declare and pay regular cash dividends on our common stock.  Any future payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors.  Our board of directors may decrease or discontinue payment of dividends at any time.

Impact of Competition

Our businesses have many competitors, some of whom are larger and have more resources than we do.  We also face competition for some of our products from alternative products, and some of the competition we face comes from competitors in lower-cost production countries like China and India.  Many factors could change the level of competition we face in our markets, which could result in decreased demand for our products and services and negatively affect our financial performance.

Credit and Liquidity Concerns

In addition to the cash flows from our operations, we have relied on our ability to issue new debt instruments and borrow from our existing credit facilities to provide for our capital needs.  These debt facilities require us to make certain representations and warranties and to comply with certain covenants, including certain financial ratios.  If we are not able to make these certifications, we may default on our debt facilities, which could impact our liquidity and have a material adverse effect on our business, financial position and ability to raise debt in the future.

Even if we continue to satisfy the applicable financial covenants, the current volatility in the credit markets has caused a contraction in the availability and an increase in the cost of obtaining credit generally.  This contraction and cost increase could potentially reduce our future liquidity.

As described more fully under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”, certain of our debt securities are also subject to interest rate risk, which could adversely affect the cost of our debt for those portions that are not or are inadequately hedged.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate the following principal plants, mines and other facilities, all of which are owned, except as noted below.  We also have numerous other facilities which blend ADDITROL ®, package cat litter and chromite sand, warehouse products and serve as sales offices.

LOCATION	PRINCIPAL FUNCTION
MINERALS AND MATERIALS
Belle Fourche, SD (three plants)	Mine and process sodium bentonite
Colony, WY (two plants)	Mine and process sodium bentonite, package cat litter
Gascoyne, ND	Mine and process leonardite
Lovell, WY (1)	Mine and process sodium bentonite
Sandy Ridge, AL	Mine and process calcium bentonite; blend ADDITROL®
Chao Yang, Liaoning, China	Mine and process calcium bentonite
Istanbul, Turkey	Mine and process calcium bentonite
Ruighoek Farm, Northwest Province, South Africa	Mine and process chromite ore
Winsford, Cheshire, U.K.	Process bentonite and other minerals
ENVIRONMENTAL
Cartersville, GA	Manufacture components for geosynthetic clay liners; manufacture Bentomat® and Claymax® geosynthetic clay liners
Lovell, WY (1)	Manufacture Bentomat® and Claymax® geosynthetic clay liners
Philadelphia, PA	Provider of services for the design and installation of geosynthetic systems
Birkenhead, Merseyside, U.K. (1)(2)	Manufacture Bentomat® geosynthetic clay liner; research laboratory; headquarters for CETCO (Europe) Ltd.
Segovia, Spain	Manufacture Bentomat® geosynthetic clay liners
Suzhou, China	Center for China operations; manufactures lining and waterproofing products for China and greater Asian markets
Szczytno, Poland	Manufacture Bentomat® and Claymax® geosynthetic clay liners
OILFIELD SERVICES
Broussard, LA	Central operations and distribution
Harvey, LA (2)	Nitrogen sales and service; coil tubing sales and services
Houma, LA	Rentals division sales
New Iberia, LA (2)	Coil tubing rentals
Kenamen, Malaysia (2)	Filtration rental and sales
TRANSPORTATION
Scottsbluff, NE	Transportation headquarters and terminal
CORPORATE
Hoffman Estates, IL (2)	Corporate headquarters; CETCO headquarters; American Colloid Company headquarters; Nanocor, Inc. headquarters; research laboratory
(1)  Shared facilities between minerals and materials and environmental segments.
(2)  Certain offices and facilities are leased.

We consider our plants in the Western U.S. to be of strategic importance given their production capacity, products manufactured, and proximity to our mineral reserves.  All of our pet products are manufactured either in our Lovell, WY plant or one of our Colony, WY plants given their granularization capabilities and the fact that their location provides freight cost savings to key customers.  Our Sandy Ridge, Alabama facility is also of strategic importance as it processes a significant amount of calcium bentonite for many of our United States blending plants, which are strategically located near key customers within the foundry industry.

Item 3. Legal Proceedings

We are party to a number of lawsuits arising in the normal course of our business.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial position or results of operations.  Since the mid-1980s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content of our bentonite products used in the metal-casting industry.  The plaintiffs in these lawsuits are primarily employees of our foundry customers.  To date, we have not incurred significant costs in defending these matters.  We believe we have adequate insurance coverage and do not believe the litigation will have a material adverse impact on our financial condition, liquidity or results of our operations.

Our processing and manufacturing operations require permits from various governmental authorities.  From time to time, we have been contacted by government agencies with respect to required permits or compliance with existing permits.  While we have been notified of certain situations of non-compliance, we do not expect the fines or the cost of becoming compliant, if any, to be significant.

We have neither been nor expect to be assessed any tax shelter penalties by the United States Internal Revenue Service for tax shelter transactions that either the IRS deems abusive or have significant tax avoidance penalties.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of Registrant

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS

Gary L. Castagna	48
Senior Vice President of the Company and President of Global Minerals and Materials since May 2008;   prior thereto, Senior Vice President, Chief Financial Officer and Treasurer of the Company since  February 2001; prior thereto, a consultant to AMCOL since June 2000;  prior thereto, Vice President  of the Company and President of Chemdal International Corporation (this business is a former subsidiary  of AMCOL, and consisted of the absorbent polymers business that was sold to BASF AG in June 2000)  since August 1997;  since January 2000, Director of M~Wave Incorporated, a manufacturer and distributor  of printed circuit boards.

Michael R. Johnson	51	Vice President of the Company since January 2010; President of CETCO Oilfield Services since 2003; prior thereto, Vice President of CETCO Oilfield Services since 2000.

Ryan F. McKendrick	58
Chief Operating Officer of the Company since January 1, 2010; prior thereto, Senior Vice President of  the Company and President of CETCO since November 1998; and President of Volclay International  Corporation since 2002.

Donald W. Pearson	48
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

Robert J. Trauger	47	Vice President of the Company and President of CETCO since January 1, 2010; prior thereto, Vice President of CETCO, Operations and International Development since 2004.

Lawrence E. Washow	56	Chief Executive Officer since May 2000; President of the Company since May 1998; a Director since February, 1998.

All executive officers of the Company are elected annually by the Board of Directors for a term expiring at the annual meeting of directors following their election or when their respective successors are elected and shall have qualified.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the New York Stock Exchange under the symbol “ACO.”  The following table sets forth, for the periods indicated, the high and low sale prices of the common stock, as reported by the New York Stock Exchange, and cash dividends declared per share.

		Stock Price		Cash Dividends
		High	Low	Declared Per Share
	1st Quarter	$24.24	$10.84	$0.18
Fiscal Year Ended December 31, 2009:	2nd Quarter	24.34	14.38	0.18
	3rd Quarter	24.74	18.24	0.18
	4th Quarter	30.00	20.80	0.18

	1st Quarter	$36.50	$23.51	$0.16
Fiscal Year Ended December 31, 2008:	2nd Quarter	34.20	25.59	0.16
	3rd Quarter	38.33	24.08	0.18
	4th Quarter	31.70	13.50	0.18

We have paid cash dividends every year since 1938.  As of February 26, 2010, there were 8,604 holders of record of the common stock, including shares held in street name.

Purchases of Equity Securities

We did not repurchase any of our outstanding common stock in 2009.

Equity Compensation Plan Information

Our outstanding equity compensation awards are comprised of stock options, stock settled appreciation rights, and restricted stock awards issued under our 1998 Long-Term Incentive Plan and our 2006 Long-Term Incentive Plan.  All outstanding awards at December 31, 2009 relate to our common stock.  We do not have any equity compensation plans which have not been approved by our shareholders.  Shares issued as a result of awards made under these plans may be from our treasury, newly issued or both.  At December 31, 2009, the number of securities to be issued upon exercise of outstanding stock compensation awards and the related weighted-average exercise price of these awards was 1,785,848 shares at $20.99 per share.  The total number of securities remaining available for future awards under these plans at December 31, 2009 was 430,774 shares.

Item 6. Selected Financial Data

The following is selected financial data for the Company as of and for each of the five years ended December 31, 2009.

 SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2009	2008	2007	2006	2005

Operations Data
Net sales	$703,237	$883,552	$744,334	$611,556	$535,924
Gross profit	188,188	224,899	196,514	159,466	138,023
General, selling and administrative expenses	134,702	145,653	121,187	102,078	90,947
Operating profit	53,486	79,246	75,327	57,388	47,076
Net interest expense	(12,125)	(12,154)	(8,915)	(2,951)	(1,660)
Net other income (expense)	(1,095)	(5,149)	(1,139)	231	(393)
Pretax income	40,266	61,943	65,273	54,668	45,023
Income taxes	5,510	15,167	16,646	10,425	11,645
Income (loss) from affiliates and joint ventures	115	(21,714)	8,389	5,420	2,954
Income from continuing operations	34,871	25,062	57,016	49,663	36,332
Discontinued operations	-	-	(286)	585	4,755
Net income	34,871	25,062	56,730	50,248	41,087
Net income attributable to AMCOL shareholders	34,799	25,331	56,735	50,248	41,045
Per Share Data
Basic earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	1.13	0.83	1.89	1.65	1.23
Discontinued operations	-	-	(0.01)	0.02	0.16
Net income	1.13	0.83	1.88	1.67	1.39
Diluted earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	1.12	0.82	1.84	1.60	1.18
Discontinued operations	-	-	(0.01)	0.02	0.15
Net income	1.12	0.82	1.83	1.62	1.33
Dividends	0.72	0.68	0.60	0.49	0.38

Continued…

SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2009	2008	2007	2006	2005

Shares Outstanding Data
End of period	30,773,908	30,437,984	30,093,828	29,936,356	29,783,639
Weighted average for the period-basic	30,764,282	30,445,882	30,164,697	30,054,267	29,525,033
Incremental impact of stock equivalents	269,432	543,751	794,724	971,621	1,278,105
Weighted average for the period-diluted	31,033,714	30,989,633	30,959,421	31,025,888	30,803,138
Balance Sheet Data (at end of period)
Current assets	$294,030	$371,187	$304,630	$251,684	$211,209
Net property and equipment	236,246	191,343	176,590	140,772	100,064
Other long-term assets	203,984	182,050	170,926	118,768	57,256
Total assets	734,260	744,580	652,146	511,224	368,529
Current liabilities	90,316	108,494	102,107	78,383	63,269
Long-term debt	207,017	256,821	164,232	112,448	34,838
Other long-term liabilities	57,155	50,910	33,157	25,299	21,307
Total equity	379,772	328,355	352,650	295,094	249,115
Other Statistics for Continuing Operations
Depreciation, depletion and amortization	$35,906	$33,985	$29,219	$20,483	$19,558
Capital expenditures	50,767	44,068	46,004	42,099	28,626
Capital expenditures - corporate building	9,651	16,672	7,050	-	-
Gross profit margin	26.8%	25.5%	26.4%	26.1%	25.8%
Operating profit margin	7.6%	9.0%	10.1%	9.4%	8.8%
Pretax profit margin	5.7%	7.0%	8.8%	8.9%	8.4%
Effective tax rate	13.7%	24.5%	25.5%	19.1%	25.9%
Net profit from continuing operations margin	5.0%	2.8%	7.7%	8.1%	6.8%
Return on average equity	9.8%	7.4%	17.6%	18.3%	15.4%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global company focused on long term profitability growth through the development and application of minerals and technology products and services to various industrial and consumer markets.  Although some of our products are based on minerals, primarily bentonite, the majority of our revenue growth has been achieved by sustaining our products’ technological advantages, developing new products and applying them in innovative ways, and bringing additional products and services to markets we already serve.  We focus our research and development activities in areas where we can either leverage our current customer relationships and mineral reserves or enhance existing or related products and services.

The principal mineral that we utilize to generate revenues is bentonite.  We own or lease bentonite reserves in the U.S., Australia, China and Turkey.  Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, Russia, Azerbaijan and Mexico.

Bentonite is surface mined when it is commercially feasible to have it shipped to a plant for further processing, including crushing, drying, milling and packaging.  Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve.  Nicknamed the mineral of a thousand uses, bentonite has several unique characteristics including its ability to bind, swell, adsorb, control rheology, soften fabrics, and have its surface modified through chemical and physical reactions.  Our research and development activities, including our understanding of bentonite properties, mining methods, processing and application to markets are the core components of our longevity and future prospects.

We operate in five segments:  minerals and materials, environmental, oilfield services, transportation and corporate.  Both our minerals and materials and environmental segments operate manufacturing facilities in North America, Europe, and the Asia-Pacific region.  Our oilfield services segment principally operates in North America’s Gulf of Mexico and surrounding states and also has a growing presence in South America, Africa and Asia.  Additionally, we have a transportation segment that performs trucking services for our domestic minerals and materials and environmental businesses as well as third parties.

Our customers are engaged in various end-markets and geographic regions. Customers in the minerals and materials segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat litter box filler, cosmetics and detergents.  Customers in our environmental segment include construction contractors, engineering contractors and government agencies.  The oilfield services segment’s customer base is primarily comprised of oil and natural gas service or exploration companies.  A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence.  A majority of our sales are made pursuant to short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

Approximately 64% of our revenues are generated in the Americas, principally North America.  Consequently, the state of the U.S. economy, and especially the metal-casting and industrial construction industries, impacts our revenues.  Our fastest growing markets are in the Asia-Pacific and European regions, which have continued to outpace the U.S. in economic growth.

Sustainable, long-term profit growth is our primary objective.  We employ a number of strategic initiatives to achieve this goal:

•
Organic growth:  The central component of our growth strategy is expansion of our product lines and market presence.  We have a history of commitment to research and development activities directed at bringing innovative products to market.  We believe this approach to growth offers the best probability of achieving our long-term goals at the lowest risk.

•
Globalization:  As we have done for decades, we continue to expand our manufacturing and marketing organizations into emerging geographic markets.  We see significant opportunities in the Asia-Pacific and Eastern European regions for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metal-casting and lining technologies, are expected to grow in these areas.  We expect to take advantage of these growth areas, either through our wholly-owned subsidiaries or investments in affiliates and joint ventures.

•
Mineral development: Bentonite is a component in a majority of the products we supply.  Since it is a natural material, we must continually expand our reserve base to maintain a long-term business.  Our goal is to add new reserves to replace the bentonite mined each year.  Furthermore, we need to assure that new reserves meet the physical property requirements for our diverse product lines and are economical to mine.  Our organization is committed to developing its global reserve base to meet these requirements.

•
Acquisitions: We continually seek to acquire complementary businesses, as appropriate, when we believe those businesses are fairly valued and fit into our growth strategy.  However, the global economic and credit crisis that exists as we begin fiscal 2010 continues to make it more challenging for us to do this than in periods prior to the crisis.

There can be no assurance that we will achieve success in implementing any one or more of the strategic initiatives described above.

A number of risks will challenge us in meeting our long-term objectives.  We describe certain of these risks, such as competition and our reliance on economically sensitive markets, under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”  The recent economic and credit crisis occurring in the U.S. and throughout many of the economies in which we operate may affect or heighten these risks, especially with respect to key industries (which could be more adversely affected due to the credit crisis), volatility of our stock price, and increased exchange rate sensitivity.  The credit crisis may also affect our ability to obtain additional financing to fund acquisitions or other activities on terms substantially similar to our current debt facilities should that need arise.  We intend to manage these risks actively, but there can be no assurance of our success to do so.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations describes relevant aspects of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires us to select accounting policies that are appropriate for our business, and to make certain estimates, judgments and assumptions about matters that are inherently uncertain in applying those policies.  On an ongoing basis, we re-evaluate these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Actual results may differ from these estimates.

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

Valuation of Accounts Receivable

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations.  Our customer base is diverse and includes customers located throughout the world.  Payment terms in certain of the foreign countries in which we do business are longer than those that are customary in the U.S., and as a result, may give rise to additional credit risk related to outstanding accounts receivable from these non-U.S. customers.  Likewise, a change in the financial position, liquidity or prospects of any of our customers could have an impact on our ability to collect amounts due.  While concentrations of credit risk related to trade receivables are somewhat limited by our large customer base, we do extend significant credit to some of our customers.

We make estimates of the amounts of our gross accounts receivable that will not be collectible, and record an allowance for doubtful accounts to reduce the carrying value of accounts receivable to the amount that is expected to be realized.  The allowance for doubtful accounts is established based upon our historical bad debt experience, a review of the overall aging of the accounts, and an analysis of specific customer accounts, particularly those with past-due balances.  The recorded allowance for doubtful accounts is intended to cover specific customer collection issues identified by management at the balance sheet date and to provide for potential losses from other accounts based on our historical experience.  Increases in the allowance for doubtful accounts are recorded as an expense and included in general, selling and administrative expenses in the period identified.  Our estimate of the required allowance for doubtful accounts is a critical accounting estimate because it is susceptible to changes in customer payment patterns, dynamics of the industries in which we operate, our judgments about the future collectibility of customer accounts, and other factors.

Inventory Valuation

Inventories are recorded at the lower of cost or net realizable value.  In addition, we regularly review inventory quantities on hand and evaluate significant items to determine whether they are excess or obsolete.  We record the value of estimated excess or obsolete inventory as a reduction of inventory and as an expense in cost of sales in the period it is identified.  Our estimate of excess and obsolete inventory is a critical accounting estimate because it is susceptible to changes in estimates of the future demand for inventory, customer purchasing behaviors, competition, and other factors.

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

Goodwill and Long-lived Assets

Our goodwill and intangible assets have largely arisen from business combinations or acquisitions that we have completed. We follow the guidance in Accounting Standard Codification (“ASC”) Topic 805 related to business combinations when initially recognizing the fair value of assets and liabilities acquired in a business combination. Under these guidelines, we are required to recognize the fair value of the intangible assets we acquire in a business combination. These are typically customer related assets, trademarks and trade names and non-compete agreements. We are required to make significant estimates as to the nature of these customer relationships including future profitability and longevity of the relationships. We are also required to make significant estimates regarding the probability and impact of competition from former owners or management employees of businesses we acquire. These estimates are critical as we make them from the viewpoint of a market participant; they involve forecasting future results; and they contain uncertainties regarding the customers served by the acquired business.

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

In conducting our impairment tests and in testing the recoverability of long lived assets including property, plant and equipment, we employ models that use estimates of cash flows attributable to the reporting unit or assets being evaluated, discount rates that reflect the related business risks, and appropriate perpetuity or disposal values.  In developing these projections of future cash flows, we make a variety of important assumptions and estimates that have a significant impact on our assessment of whether the carrying values of these assets should be adjusted to reflect impairment.

Our estimates related to the carrying values of these assets are considered to be critical accounting estimates because they are susceptible to change from period to period based on our judgments about a variety of factors and due to the uncontrollable variability of market factors underlying them.  For example, judgment is required to determine whether events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  In addition, in performing assessments of the carrying values of these assets, we must make judgments about our future business; economic, regulatory, and political conditions affecting these assets; appropriate risk-related rates for discounting estimated future cash flows; and reasonable estimates of disposal values.

Based on business conditions and market values that existed at October 1, 2009, we concluded that no impairment loss was required. However, the market value of our common stock continues to fluctuate and we continue to experience difficult economic environments and significant competition in some of our markets.  If, among other factors, (1) our equity value declines, (2) the fair value of our reporting units decline, (3) we don’t achieve our expected future results, or (4) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, other intangible assets, or other long-lived assets.  Depending on the severity of the changes in the key factors underlying the respective impairment tests, such losses could be significant.

Retirement Benefits

We sponsor a defined benefit pension plan for substantially all of our U.S. employees hired on or before December 31, 2003.  We also sponsor a supplementary pension plan (“SERP”) that provides benefits in excess of qualified plan limitations for certain employees.  In order to measure the expense and obligations associated with these retirement benefits, we estimate various factors used in valuing the associated assets and liabilities, such as discount rates, expected return on plan assets, rate of compensation increases, employee turnover rates, retirement rates, mortality rates and other factors.  Our benefit plan committee determines the key assumptions related to the discount rate, expected investment rate of return, long term rate of compensation increases, and other assumptions based on consultation with our actuaries.  The most important assumptions that affect the computations are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In determining the discount rate for December 31, 2009, we utilized the Hewitt above median yield curve, which is a hypothetical double A yield curve comprised of a series of annualized individual discount rates. The discount rates are derived from hypothetical zero coupon bonds which are given equal maturities within their maturity groups.  The discount rate used to determine our retirement pension benefit obligation at December 31, 2009 was 5.91% for defined benefit pension plan and 5.95% for our SERP.  A 50 basis point decrease in this discount rate would have increased the benefit obligation at December 31, 2009 by $4.1 million and would increase our net cost expected in 2010 by 10%, or $229 thousand.  Likewise at December 31, 2009, a 50 basis point increase in the discount rate would have decreased the benefit obligation by $3.6 million and would decrease our net cost expected in 2010 by 7%, or $166 thousand.

The expected long-term rate on return on defined benefit plan assets was based on our current asset allocations and their historical long-term performance, adjusted for existing market conditions.  Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."  We assumed a weighted-average expected long-term rate of return on pension plan assets of 8.25% to determine our net defined benefit pension plan expense in 2009 and 2010.  A 50 basis point decrease in the expected return would increase the net cost expected in 2010 by approximately 12%, or $159 thousand.  Likewise, a 50 basis point increase in the expected return would decrease the net cost expected in 2010 by approximately 12%, or $159 thousand.

Income Taxes

Our effective tax rate is based on the income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.  We account for our tax positions in accordance with the guidance for accounting for uncertainty in income taxes codified in ASC Topic 740, and thus our effective tax rate includes the impact of changes to our liability for uncertain tax positions.

Our estimates of income tax items, expense and reserves are considered to be critical accounting estimates because they are susceptible to change from period to period based on rulings by various taxing authorities, changes in tax laws, changes in projected levels of taxable income and availability of future tax planning strategies.  On a quarterly basis, these estimates are more critical as they involve estimates of our taxable income expected for the remainder of the fiscal year by taxing jurisdiction.

In addition, our effective tax rate reflects the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.  Most of the amounts held outside the U.S. could be repatriated to the U.S., but would be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits or deductions.

Valuation allowances are recorded, if necessary, to measure a deferred tax asset at the amount that will more likely than not be realized.  Both positive and negative evidence are considered in forming our judgment as to whether a valuation allowance is appropriate.  Changes in a valuation allowance are recorded in the period when we determine events have occurred that will impact the realizable value of the asset.

A number of years may elapse before a particular matter is audited and finally resolved.  Audits of our U.S. federal income tax returns have been completed for our income tax returns relating to fiscal years of 2007 and prior.  State income tax returns are audited less frequently.  Unfavorable settlement of any particular issue would require use of our cash and could result in the recording of additional tax expense.  Favorable resolution would be recognized as a reduction to our tax provision in the year of resolution.

Results of Operations for the Three Years Ended December 31, 2009

The discussion below references the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data.”

Consolidated Income Statement Review

The following table compares our operating results for the past three years.

	Year Ended December 31,
Consolidated	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$703,237	$883,552	$744,334	-20.4%	18.7%
Cost of sales	515,049	658,653	547,820
Gross profit	188,188	224,899	196,514	-16.3%	14.4%
margin %	26.8%	25.5%	26.4%
General, selling and administrative expenses	134,702	145,653	121,187	-7.5%	20.2%
Operating profit	53,486	79,246	75,327	-32.5%	5.2%
margin %	7.6%	9.0%	10.1%
Other income (expense):
Interest expense, net	(12,125)	(12,154)	(8,915)	-0.2%	36.3%
Other, net	(1,095)	(5,149)	(1,139)	-78.7%	352.1%
	(13,220)	(17,303)	(10,054)

Income before income taxes and income (loss) from affiliates and joint ventures	40,266	61,943	65,273
Income tax expense	5,510	15,167	16,646	-63.7%	-8.9%
Income before income (loss) from affiliates and joint ventures	34,756	46,776	48,627
Income (loss) from affiliates and joint ventures	115	(21,714)	8,389	-100.5%	-358.8%
Income from continuing operations	34,871	25,062	57,016

Discontinued Operations
Loss on disposal of discontinued operations	-	-	(286)	-	-100.0%
Net income	34,871	25,062	56,730	39.1%	-55.8%
Net income (loss) attributable to noncontrolling interests	72	(269)	(5)	-126.8%	5280.0%
Net income attributable to AMCOL shareholders	34,799	25,331	56,735	37.4%	-55.4%

Revenues from services and rentals have increased slightly as a percentage of our overall revenues to 21% in 2009 as a result of our efforts to increase our focus on these revenue generating activities as well as due to the decrease in product revenues resulting from the global recession.

The following tables detail components of consolidated 2009 and 2008 sales changes over their respective prior years:

2009 vs. 2008	Base Business	Acquisitions	Foreign Exchange	Total
Minerals and materials	-8.7%	0.0%	-1.8%	-10.5%
Environmental	-4.6%	0.2%	-2.9%	-7.3%
Oilfield services	-2.3%	0.9%	-0.1%	-1.5%
Transportation & intersegment shipping	-1.1%	0.0%	0.0%	-1.1%
Total	-16.7%	1.1%	-4.8%	-20.4%
% of change	81.8%	-5.3%	23.5%	100.0%

2008 vs. 2007	Base Business	Acquisitions	Foreign Exchange	Total
Minerals and materials	8.7%	1.3%	-0.3%	9.7%
Environmental	2.1%	0.8%	0.6%	3.5%
Oilfield services	2.8%	1.7%	-0.1%	4.4%
Transportation & intersegment shipping	1.1%	0.0%	0.0%	1.1%
Total	14.7%	3.8%	0.2%	18.7%
% of change	78.4%	20.4%	1.2%	100.0%

Base business represents operations owned for more than one year whereas acquisitions are those owned less than one year.  We did not make any significant acquisitions in 2009.  The acquisition amounts shown in the 2008 table above are comprised of five businesses: one in the oilfield services segment in 2008 and four businesses acquired in 2007, three in the minerals and materials segment and one in the environmental segment.  Foreign exchange isolates the impact of currency changes over the prior-year period.

In comparing 2009 with 2008, sales decreased organically across all segments due to the global recession and credit crisis.  This has caused decreased business from many of our end customers and industries, especially metal-casting, construction, and oil and natural gas exploration and operating companies.

In comparing 2008 with 2007, our sales increased with continued gains in market share, strong demand for our products, especially in some of the faster growing economic regions in which we operate, and increased selling prices. Our minerals and materials segment accounted for approximately 52% of the growth in sales, while our environmental and oilfield services segments contributed 19% and 24%, respectively.  Transportation segment revenues comprised 6% of the increase.  Approximately 22% of the growth in net sales for 2008 was attributed to acquisitions and favorable foreign currency translation combined.

The following table provides a comparison of consolidated sales by geographical region over the last three years:

	2009	2008	2007
Americas	64.4%	68.2%	68.2%
EMEA *	23.9%	22.4%	23.8%
Asia Pacific	11.7%	9.4%	8.0%
Total	100.0%	100.0%	100.0%
* Europe, Middle East and Africa

Sales became more concentrated in our foreign markets in 2009 as the global recession affected some of our foreign operations, especially China and Poland, less significantly than it did our domestic operations.

Gross profit

Our decreased gross profits in 2009 are attributable to our decreased sales levels.  Gross margins, however, increased due to the full effect of selling price increases implemented in the prior year, most notably in our minerals and materials business.  These price increases, however, were tempered with decreased rental rates and other selling price pressures within our oilfield services segment which experienced significant increases in competition from larger, multinational competitors due to the depressed economic situation.

In 2008, although cost pressures were experienced, increased sales generated the 14% increase in gross profit over 2007.  On a segment basis, minerals and materials contributed 48% of the increase over 2007, while environmental and oilfield services accounted for 20% and 29%, respectively.  The strong growth in 2008 from our minerals and materials segment reflects the selling price increases and strong growth from investments we made in overseas businesses whereas our oilfield services and environmental businesses started to experience a slow down in their sales due to contraction in the markets they serve in late 2008.

Gross margin decreased in 2008 as, proportionally, fewer sales were derived from our oilfield services and environmental segments.  These segments generate greater margins than our minerals and materials business due to the value-added nature and technical demands of their products.

General, selling and administrative expenses (GS&A)

GS&A expenses decreased in 2009 as we reduced expenses in all of our businesses in response to the global recession and due to fewer commissions and other expenses associated with decreased sales levels.  However, our oilfield services GS&A expenses increased in 2009 primarily due to the acquisition of the coil tubing business within this segment in May 2008.

In 2008, acquired businesses accounted for 16% of the increase, or $3.9 million, in GS&A expenses over the 2007 period, which also includes a $2.4 million benefit from a gain on the sale of vacant land.  Increased personnel and employee benefit expenses coupled with expenses associated with investments in growing businesses overseas represent the largest portions of the remaining increases in both years.

Operating profit

In 2009, the decrease in operating profit is mostly due to the decrease in gross profit levels.  However, approximately 20% of the decrease is due to unfavorable exchange rate movements, mostly in our European currencies versus the USD.  Acquisitions comprised 5% of the decrease in 2009, largely in our oilfield services business as previously mentioned.  Four of our five segments experienced a decrease in operating profits.

Organic growth comprised 38% of the growth in operating profit in 2008 over the 2007 period whereas acquisitions comprised 36%.  Operating profit growth was largest in our minerals and materials and oilfield services segments, partly reflective of sales increases being largest in these segments as well.  Excluding the $2.4 million gain on the sale of vacant land that occurred in 2007 in our environmental segment, that segment’s operating profit increased marginally in 2008.

Net interest expense

Net interest expense remained fairly constant in 2009 compared to 2008 levels due to a decrease in our average interest rates on funded debt.  Average interest rates at year-end on our funded debt were 4.5%, 5.2% and 5.6% in 2009, 2008 and 2007, respectively.  A majority of the interest on our debt during the year was based upon LIBOR rates.  Average debt levels in 2009, 2008, and 2007 were approximately $231.9 million, $210.5 million, and $138.3 million, respectively.  Year-end debt levels decreased in 2009 as we focused on decreasing investments in working capital and certain capital expenditures.  In the two years prior to 2009, debt levels increased as we borrowed funds to acquire businesses and support working capital needs as our businesses continued to grow; these increases led to increased interest expense levels in 2008 and 2007.

Other, net

Other, net is composed of a number of miscellaneous transactions, primarily foreign currency and foreign currency derivative transactions.  We are particularly sensitive to currency exchange rate fluctuations affecting our receivables and trade payables between the British pound and the Euro and the Polish zloty and the Euro.  In the past, we have also had significant exposures between the US dollar and British pound, Euro, South African rand, and Brazilian real.

            Other, net included net foreign currency losses (both on transactions as well as foreign currency derivative hedge instruments) of $2.0 million, $5.2 million, and $1.2 million in 2009, 2008, and 2007, respectively.  The $5.2 million of losses incurred in 2008 include $2.4 million of losses on foreign currency derivative transactions undertaken to hedge the cash flows of our chromite mine purchase that occurred in 2009.  Our future levels of losses or gains on foreign currency transactions and derivatives will depend on fluctuations in the currency rates we are exposed to as well as the hedging activities we undertake, if any.

Income from Continuing Operations before Income Taxes and Income (Loss) from Affiliates and Joint-Ventures

Our foreign operations have typically comprised about a third of our income from continuing operations before income taxes and income from our affiliates and joint-ventures.  However, in 2009, they comprised approximately 58% of that income as the economic recession more heavily affected our domestic operations than our foreign operations, some of which actually experienced increases in their business last year.

Income taxes

Our effective income tax rate for 2009 was 13.7%, compared with 24.5% in 2008 and 25.5% in 2007.  The largest factors giving rise to the changes between years lies in the amount of depletion deductions and income generated in domestic versus foreign jurisdictions, which have lower tax rates.  A schedule reconciling the U.S. federal statutory income tax rate to our effective rate is included in Note 7 of the Notes to Consolidated Financial Statements.  Income tax expense was positively impacted in 2009 by resolution of audits on prior years’ tax returns, resulting in a net reduction in our income tax provision of $0.9 million.

Income (loss) from affiliates and joint ventures

In 2009, we reduced our ownership percentage in Ashapura.  Ashapura mines bauxite which is used to produce alumina, which is then used to produce aluminum.  Thus, we are accounting for our investment in Ashapura as an available-for-sale security as of December 31, 2009.

As of December 31, 2008, we were accounting for our investment in Ashapura under the equity method of accounting, and our investment in them was zero at that date.  During 2008, we recorded a loss of $22.8 million on our investment in Ashapura, due primarily to losses on their foreign currency derivatives and their decreased bauxite shipments.  The bauxite business had particularly strong earnings in 2007.

For all other equity investees, we recorded income of $0.1 million, $1.1 million and $1.4 million in each of 2009, 2008 and 2007, respectively.  Income generated from these investments decreased in 2009 due to the global recession.

Discontinued operations

In April 2007, we sold a business based in the U.K. that resulted in a $0.3 million loss from discontinued operations.

Net income

The decrease in net income in 2009 is attributable to the decreased activity resulting from the worldwide recession.  The decrease in 2008 is attributable to the losses from affiliates and joint ventures, as previously described.

Earnings per share

Our weighted average number of shares of common stock and common stock equivalent shares outstanding has remained relatively constant over the past 3 years, and thus the change in diluted earnings per share each year is commensurate with the change in our net income.

Segment Reviews

Following is a review of the operating results for each of our five segments:

Minerals and Materials Segment

	Year Ended December 31,
Minerals and Materials	2009		2008		2007		2009 vs. 2008	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$336,172	100.0%	$428,986	100.0%	$356,670	100.0%	-21.6%	20.3%
Cost of sales	264,545	78.7%	348,928	81.3%	290,371	81.4%
Gross profit	71,627	21.3%	80,058	18.7%	66,299	18.6%	-10.5%	20.8%
General, selling and administrative expenses	36,838	11.0%	39,579	9.2%	32,194	9.0%	-6.9%	22.9%
Operating profit	34,789	10.3%	40,479	9.5%	34,105	9.6%	-14.1%	18.7%

Revenues originating from - Minerals and Materials	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2009	62.8%	20.1%	17.0%	100.0%
2008	70.1%	16.0%	13.9%	100.0%
2007	71.9%	15.8%	12.3%	100.0%

	Year Ended December 31,
Minerals and Materials Product Line Sales	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(Dollars in Thousands)
Metal-casting	$139,849	$175,072	$152,358	-20.1%	14.9%
Specialty materials	97,989	104,242	90,374	-6.0%	15.3%
Pet products	66,441	78,260	65,804	-15.1%	18.9%
Basic minerals	27,901	65,383	43,269	-57.3%	51.1%
Other product lines	3,992	6,029	4,865	-33.8%	23.9%
Total	336,172	428,986	356,670

2009 vs. 2008

Base business accounted for 83% of the decrease in net sales while foreign currency translation accounted for the remainder.  The trend in the composition of our revenues by geographic region continues to grow in our EMEA and Asia Pacific regions as we continue to invest in growing economies in those regions.  In addition, our European business’ sales increased significantly in 2009 due to the strong demand for our detergent products in Europe.  We continue to make investments in Turkey, China and South Africa.

Our domestic businesses experienced significant decreases in volume in response to the global recession whereas our international operations actually increased their volumes, most notably in Europe due to strong demand for our detergent products (included within specialty minerals) from a large customer we have there.   Adverse foreign currency movements also contributed to the decrease in sales as did a reduction in pass-through freight revenues particularly in our pet products group.  The full year effect of selling price increases instituted in 2008 helped to combat these decreases.

Gross profits decreased due to the decrease in sales, but gross margins improved due to the full year effect of price increases instituted in 2008, as mentioned above.

Overall GS&A costs decreased by $2.7 million in 2009 as compared to 2008.  The largest factor contributing to this were fluctuations in foreign currencies, principally the British pound and Turkish lira, resulting in a $1.7 million decrease as well as reduced employee compensation costs.

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

Our metal-casting product group experienced not only increased volumes but also significant price increases primarily in the U.S.  Our basic minerals product lines experienced strong growth due to increased demand for minerals used in drilling well applications.  Our specialty products benefited from a full year’s sales of the Turkish operation we acquired in 2007 in addition to favorable foreign currency exchange rate movements.  Our pet products sales, which are largely concentrated in the U.S., continued to increase due to increases in pet ownership rates but also due to increased trends for private label, scoopable cat litter (as opposed to more expensive, name brand labels) given economic conditions.

Gross profits increased due to the increase in sales as gross margin remained roughly the same.  In 2008, the minerals and materials segment continued to experience cost pressures within cost of goods sold, but these cost increases were less than the significant price increases we made across many of our product lines.

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

Environmental Segment

	Year Ended December 31,
Environmental	2009		2008		2007		2009 vs. 2008	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$214,604	100.0%	$278,708	100.0%	$252,776	100.0%	-23.0%	10.3%
Cost of sales	142,291	66.3%	187,109	67.1%	166,717	66.0%
Gross profit	72,313	33.7%	91,599	32.9%	86,059	34.0%	-21.1%	6.4%
General, selling and administrative expenses	46,614	21.7%	54,530	19.6%	47,665	18.9%	-14.5%	14.4%
Operating profit	25,699	12.0%	37,069	13.3%	38,394	15.1%	-30.7%	-3.5%

Revenues originating from – Environmental	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2009	47.6%	45.1%	7.4%	100.0%
2008	52.3%	41.3%	6.4%	100.0%
2007	51.6%	42.6%	5.7%	100.0%

	Year Ended December 31,
Environmental Product Line Sales	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(Dollars in Thousands)
Lining technologies	$101,370	$123,745	$102,357	-18.1%	20.9%
Building materials	54,724	78,380	80,555	-30.2%	-2.7%
Contracting services	36,892	51,150	46,834	-27.9%	9.2%
Drilling products	21,618	25,433	23,030	-15.0%	10.4%
Total	214,604	278,708	252,776

2009 vs. 2008

Base business accounted for 63% of the decrease in net sales.  Adverse foreign currency exchange rate movements, mostly of the U.S. dollar versus the Polish zloty and the British pound, comprise an additional 40% of the decrease.  Acquisitions provided a small benefit in 2009.

All of our product lines experienced a decrease in sales driven by decreases in the domestic commercial and environmental construction markets, which were significantly impacted by the economic recession.  Excluding currency effects, our European businesses actually had a net increase in their sales levels due to the growing economies in that region and the growth in our contracting services provided in those markets.

Our contracting services business is not only susceptible to changes in the construction industry, but also to the existence and length of long-term construction projects.  In 2009, our contracting services business completed a large, domestic project which accounted for the majority of the increase in revenues from this division in 2008 as compared to 2007 and the subsequent decrease in 2009.  We expect this business’ revenues to vary based on the construction industry as well as our ability to keep winning bids for large, multi-year contracts.

Gross profits decreased due to the decrease in sales, but gross margin increased on decreased raw material costs in our Polish operations.

Approximately 58% of the $7.9 million decrease in GS&A expenses resulted from foreign currency exchange rate movements; most of this was generated from a strengthening of the U.S. dollar versus the Polish zloty and British pound.  The remainder of the decrease is largely due to concentrated efforts to reduce employee and related expenses, most of which was achieved in our domestic businesses, as well as a decrease in third party commissions resulting from lower sales.

Operating profits decreased in line with gross profits whereas margins decreased as our reductions in GS&A expenses were not large enough in relation to the decrease in sales.

2008 vs. 2007

Base business accounted for 60% of the growth in net sales, while acquisitions and favorable foreign currency translation accounted for 22% and 18%, respectively.  Both acquisition and foreign currency growth is attributable to our business in Poland, which acquired a business in December 2007 and also experienced significant appreciation of the Polish zloty versus the Euro.

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

GS&A expenses increased by $6.9 million in 2008 partly because the prior year included a $2.4 million gain on sale of vacant land.  Our Polish subsidiary had a significant increase in GS&A expenses of $1.2 million due in large part to costs associated with the acquisition of a business and increased sales, such as employee and commission expenses.  The remainder of the increase is associated with increased employee and employee related costs.

Oilfield Services Segment

	Year Ended December 31,
Oilfield Services	2009		2008		2007		2009 vs. 2008	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$119,821	100.0%	$133,600	100.0%	$100,572	100.0%	-10.3%	32.8%
Cost of sales	81,101	67.7%	87,094	65.2%	62,178	61.8%
Gross profit	38,720	32.3%	46,506	34.8%	38,394	38.2%	-16.7%	21.1%
General, selling and administrative expenses	25,967	21.7%	23,279	17.4%	19,177	19.1%	11.5%	21.4%
Operating profit	12,753	10.6%	23,227	17.4%	19,217	19.1%	-45.1%	20.9%

Revenues orginating from - Oilfield services	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2009	89.2%	3.3%	7.5%	100.0%
2008	85.0%	10.8%	4.2%	100.0%
2007	85.6%	12.6%	1.8%	100.0%

2009 vs. 2008

Base business revenues decreased $20.3 million in 2009 compared to 2008 due to increased competition resulting from the economic recession.  This caused significant decreases in rental rates as well as overall decreased demand for our services given customer efforts to curtail their expenses in light of uncertainty as to the level at which oil and natural gas prices will stabilize.  An acquisition in the coiled tubing market in May 2008 provided $7.7 million of additional revenue.  The economic downturn did not affect our Asian businesses as much as our domestic businesses, leading to an increased concentration of our sales in the Asia Pacific region.  We continue to introduce new technologies and service offerings to customers, as exhibited in our Brazilian operations which experienced a notable increase in sales.

Gross profits decreased $7.8 million in 2009 as compared to 2008 due to decreased sales.  Gross margins decreased in response to lower sales levels but also due to significant price pressures resulting from increased competition, as mentioned above.

GS&A expenses increased by $2.7 million, $1.9 million of which arose from the acquisition in 2008 of our coil tubing operations.  Operating profits decreased in 2009 mostly due to decreased revenues without commensurate decreases in operating expenses, which also led to the decreased operating margins.

2008 vs. 2007

Base business and acquisitions comprised 64% and 39% of the increase in sales, respectively.  An acquisition in the coiled tubing market in May 2008 constituted the growth from acquisitions.  Growth in our developing markets contributed a significant portion of our base business growth, as can be seen in the increase in sales from our Asia Pacific businesses.  Our introduction of new filtration technologies and entrance into other domestic markets within the U.S. comprised the remainder of the increased sales within our Oilfield services segment.

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

Transportation Segment

	Year Ended December 31,
Transportation	2009		2008		2007		2009 vs. 2008	2008 vs. 2007
	(Dollars in Thousands)
Net sales	$46,642	100.0%	$63,921	100.0%	$52,409	100.0%	-27.0%	22.0%
Cost of sales	41,114	88.1%	57,185	89.5%	46,647	89.0%
Gross profit	5,528	11.9%	6,736	10.5%	5,762	11.0%	-17.9%	16.9%
General, selling and
administrative expenses	3,365	7.2%	3,490	5.5%	2,994	5.7%	-3.6%	16.6%
Operating profit	2,163	4.7%	3,246	5.0%	2,768	5.3%	-33.4%	17.3%

2009 vs. 2008

In 2009, revenues decreased due to decreased fuel surcharges resulting from decreased diesel prices and overall decreased demand in the economic recession.  These decreased concentration of revenues in fuel surcharges also contributed to the increase in gross margins as, for the most part, we pass these costs through to customers.  Operating profits decreased commensurate with decreased sales and gross profit levels.

2008 vs. 2007

In 2008, revenues increased over the previous year due primarily to greater fuel surcharges.  The increased concentration of revenues in fuel surcharges and shortfalls in passing on these surcharges to customers contributed to the decrease in gross margins in these periods as well.  The industry started to experience pressure in haulage rates in 2008 as demand for truckloads weakened.  GS&A expenses increased in 2008 due to increased employee and employee related expenses.

Corporate Segment

	Year Ended December 31,
Corporate	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(Dollars in Thousands)
Intersegment shipping sales	$(14,002)	$(21,663)	$(18,093)
Intersegment shipping costs	(14,002)	(21,663)	(18,093)
Gross profit	-	-	-
Corporate general, selling and administrative expenses	21,918	24,775	19,157	-11.5%	29.3%
Operating loss	(21,918)	(24,775)	(19,157)

Intersegment shipping sales and costs are related to billings from the transportation segment to the domestic minerals and materials and environmental segments for services.  These services are invoiced to the minerals and materials and environmental segments at arms’ length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions and are related to changes in sales in each of these businesses.

Corporate GS&A costs include expenses for management information systems, human resources, investor relations, corporate communications, finance and executive management costs.

2009 vs. 2008

GS&A expenses decreased in 2009 due to decreases in employee and related benefits expenses, a large portion of which relate to fluctuations in the market value of assets invested to fund certain employee benefits related liabilities.

2008 vs. 2007

GS&A expenses increased in 2008 due to increases in employee benefits expenses, decreases in the market value of assets invested to fund certain employee related liabilities (the same employee benefit related liabilities mentioned previously), and increased expenses associated with information technology expenditures incurred to improve our infrastructure and operations.

Consolidated Balance Sheet Review

Working capital levels decreased 22% in 2009 to $203.7 million largely due to reductions in accounts receivable and inventory.  In 2009, we increased our focus on reducing investments in working capital due to the economic recession.  As a result, we experienced larger reductions in our accounts receivable (25%) than our sales (20%).  We also reduced our inventory levels by 23%.  Our accrued liabilities decreased as we completed construction of our corporate facility in 2009 and decreased accruals for sales tax due to decreased sales levels.

In 2009, we increased our mineral rights by $40.7 million due almost entirely to the purchase of our chromite sand reserves in South Africa.  Although sales to date have been minimal, we are investing in this market to be a dedicated provider of premium quality chromite sand to steel foundries.

Our $35.2 million of non-mineral, non-corporate building related capital expenditures in 2009 increased our depreciable asset levels.  Of these, we invested a further $7.5 million in supporting and building a plant for the chromite sand mine we purchased in South Africa.  Excluding our South African expenditures and our corporate building expenditures, our capital expenditures and thus the growth in our gross PP&E value would be more reflective of our efforts to limit our capital expenditures in 2009 to maintenance capital expenditures and minimal expansionary expenditures in an effort to more closely manage our balance sheet, including debt levels, in response to the economic recession.

We started accounting for our investment in Ashapura as an available-for-sale security in 2009, causing us to record a $25.6 million asset in this category as of December 31, 2009.  Prior to 2009, it was accounted for under the equity method and had zero value within our Investment in and advances to affiliates in joint-ventures assets at December 31, 2008.

Long-term deferred tax assets decreased by a net amount of $13.4 million in 2009 relating to depreciation and amortization deductions as well as tax liabilities associated with the increase in fair market value of our investment in Ashapura.

Other long-term assets increased $11.6 million in 2009.  This includes $6.2 million of increased receivables (from one of our minority ownership partners and vendors relating to our South African operations) as well as $3.2 million of increases on assets invested to fund certain employee benefit plans.

In 2009, we used our cash flow from operations not only for capital expenditures but also to pay down debt, resulting in a $49.8 million reduction in our debt levels.  As compared to prior years, we generated significantly more cash in 2009 through reductions in working capital levels, which decreased due to greater efforts to reduce these investments as well as overall decreases resulting from decreased activity during the economic recession.  In prior years, our working capital levels have typically increased along with our growing operations and sales.  Last, in prior years, we used debt and cash flows from operations to fund acquisitions.  In 2009, we did not have any substantial acquisitions, which allowed us to use more cash flow to pay down our debt.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, and borrowings from our revolving credit facility have been our primary sources of funds used to provide working capital, make capital expenditures, acquire businesses, repurchase common stock and pay dividends to shareholders.  We believe cash flows from operations and borrowings from our unused and committed credit facility will be adequate to support our current business needs for the foreseeable future.  Should the need arise or should we choose to, we can issue additional equity or debt instruments on a publicly traded securities exchange via a shelf registration which became effective with the SEC in January 2010.

We may need additional debt or equity facilities in order to pursue acquisitions, when and if these opportunities become available, and we may or may not be able to obtain such facilities on terms substantially similar to our current facilities as discussed in Item 1A – Risk Factors of this Form 10-K.  Terms of any new facilities, especially interest rates or covenants, may be significantly different to those we currently have.

Cash flows from operating activities have varied over the last three years due to fluctuations in working capital levels, net income, and other non-cash items, such as depreciation expense and undistributed losses (earnings) from affiliates and joint-ventures.  These undistributed losses (earnings) represent the non-cash income or loss that we record in our Consolidated Statement of Operations, adjusted for distributions or dividends received from the joint-venture partners.  In 2007, this amount is a reduction from cash generated from operating activities since the income recognized exceeds the cash income distributed to us.  In 2008, this amount is positive, reflecting that the losses, or reductions to net income, we recorded in 2008 largely related to Ashapura’s decreased bauxite shipments and losses on derivatives.

In periods of growth, such as in 2008 and 2007, our working capital levels increase as our receivables grow in response to increased sales and as we invest in incremental inventory levels to meet the growing demand for our products.  In addition, given the lack of localized mining facilities in certain markets and the freight savings of shipping in bulk quantities, the level of clay stockpiles in our overseas facilities are sensitive to the timing of when they receive such bulk shipments, partially giving rise to the increase in inventory levels in 2008.  Conversely, as occurred in 2009, our working capital levels decreased due to the economic recession and less demand for our products. Working capital was approximately $203.7 million and $262.7 million as of December 31, 2009 and 2008, respectively.  The current ratio (current assets divided by current liabilities) was 3.3-to-1 and 3.4-to-1 as of the end of 2009 and 2008, respectively.

Our cash flows from investing activities largely depend upon our levels of capital expenditures and acquisitions of new businesses.  In 2009, we made one small acquisition within our environmental segment.  In 2008, we acquired a coil tubing services company (provides services in oil and gas well applications) for $41.0 million; we spent $14.1 million investing in several joint-ventures and affiliates, the largest investment of which related to a group of mining and processing companies mainly based in Russia.  In 2007, we acquired four businesses, two within each of our minerals and materials and environmental segments for which we paid net cash of approximately $38.0 million.  In 2009, we purchased a portion of a chromite sand mineral deposit in South Africa from Chrome Corporation Ltd.  On a combined basis, our capital expenditures to acquire the mineral rights and begin constructing a plant to process the mineral were $23.0 million.

We declared dividends of $0.72, $0.68, and $0.60 per share in 2009, 2008 and 2007 respectively.  In 2008, we repurchased less of our common stock in the open market than we did in 2007.  We elect to repurchase our common stock in the open market from time to time when we believe utilizing funds in this manner will provide a good return to our shareholders.  Our authorization to repurchase common stock expired November 10, 2008 and was not renewed under a new program.

Cash provided by financing activities is largely dependent upon our needs for external capital and uses of internally generated capital.  In 2009, we generated significant cash flow from operations which we used to pay down external debt and pay dividends.  In 2008, we borrowed more cash to fund working capital needs, acquire a business and make other investments.  In 2007, we also borrowed capital for the same needs, albeit at lesser levels than in 2008, especially to fund increased working capital levels.

As of December 31, 2009, we had net outstanding debt (net of cash and cash equivalents) of $179.3 million versus $237.4 at the end of the prior year.  Total funded debt represented 35%, 44%, and 32% of total capitalization at December 31, 2009, 2008 and 2007, respectively.  We attempt to have a majority of our debt instruments contain fixed rates of interest; we achieve this goal partly through the use of interest rate swap derivatives.  As of December 31, 2009, 52% of our debt is fixed at an average interest rate of 5.47%; the remainder of our debt contains interest rates which vary mostly in response to changes in LIBOR.

Contractual Obligations and Off-balance Sheet Arrangements

The following schedule sets forth details of our long-term contractual obligations at December 31, 2009:

	Payments due by period
		Less
		than 1	2-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years
Bank debt and capital lease obligations	$207.5	$0.5	$0.6	$126.6	$79.8
Operating lease obligations	83.0	9.5	15.8	10.5	47.2
Unconditional purchase obligation	12.9	4.2	6.5	-	2.2
Capital expenditures	16.9	16.9	-	-	-
Mine purchase obligation	12.1	-	12.1	-	-
Other liabilities	6.6	3.2	-	2.0	1.4
Total contractual cash obligations	339.0	34.3	35.0	139.1	130.6

Amounts included within our financial statements

At December 31, 2009, long-term debt on our Consolidated Balance Sheet includes bank debt of approximately $114.4 million due under our revolving credit agreement, which provides for a commitment of $225 million in borrowing capacity and matures on April 1, 2013.   Long-term debt also includes $75 million of debt for our Senior notes, which are payable at maturity on April 2, 2017.  Payments relating to these debt instruments are included in the Bank debt and capital lease obligations in the previous table.  Further information about both of these debt instruments is included in our Notes to Consolidated Financial Statements.

We have recorded a liability of $3.1 million for interest rate swap derivatives which effectively hedge the variable interest rate of our Senior notes and a portion of our debt under our revolving credit agreement.  We have not presented this obligation in the previous table as the payment at maturity can vary based on changes in fair value of the interest rate swap.  Further information about these interest rate swap derivatives is included in our Notes to Consolidated Financial Statements.

We have recorded liabilities of $3.2 million to account for performance based incentive payments due to some of our key employees under long term incentive agreements.  These amounts were paid in February 2010 and are included in Other liabilities in the previous table.

We have recorded $3.4 million for liabilities owed to minority interest owners of certain subsidiaries.  We have recorded these amounts in Other liabilities in the previous table.

We have recorded liabilities to satisfy the land reclamation obligations discussed in our Notes to Consolidated Financial Statements.  The previous table excludes expenditures to satisfy these liabilities as we can not estimate the timing of these payments since they are not contractually due until the expiration of individual mining permits, which are frequently renewed.

Our financial statements include a provision for unrecognized tax benefits as discussed in our Notes to Consolidated Financial Statements.  At December 31, 2009, these amounts were $0.4 million and are excluded from the previous table as the timing of these potential payments is uncertain.

Amounts excluded from our financial statements

Operating leases relate to non-cancelable obligations for corporate facilities, transportation equipment, machinery and equipment, computer and office equipment, automobiles, and office and plant facilities.  Included in the previous table are amounts for rent due under our operating lease commitment for our new corporate facility, which requires lease payments in 2010 of $2.6 million with 2% annual increases thereafter through December 2028, the end of the lease term.  Additional information regarding operating leases is disclosed in our Notes to the Consolidated Financial Statements.

We occasionally enter into unconditional purchase obligations that contemplate future, irrevocable payments, typically for inventory items, under enforceable contracts which can not be cancelled without penalty.  We also have commitments with vendors for the purchase of property, plant and equipment under noncancelable purchase orders included in capital expenditures in the previous table.

As part of the purchase agreement we entered into in 2009 that resulted in our purchase of an interest in a chromite sand mine in South Africa, we gave the seller an unconditional put option which requires us to purchase their remaining interest.  We are also making payments to preserve our option to acquire their remaining interest at our election before March 2011.  They can exercise their put option for 60 days after we stop making these payments or up until April 2011.  The obligation to purchase their remaining interests is reflected in the previous table in the Mine purchase obligation.

We expect to contribute up to $1.5 million to our defined benefit pension plan in 2010.  That amount is an elective contribution since current laws and regulations do not mandate that we make contributions to the plan given its current funded status.  We have not presented this obligation or the obligation for future years in the previous table since it is discretionary and the funding can vary from year to year based on changes in the fair value of pension plan assets and actuarial assumptions.

At December 31, 2009, we had outstanding standby letters of credit of $11.0 million and outstanding performance bonds of $39.0 million, which are not included in the obligations in the previous table.  These letters of credit and bonds typically serve to guarantee performance to customers under long-term service contracts within our construction service businesses and guarantee the Company’s performance of its obligations related to land reclamation and worker’s compensation claims.  We have recognized the estimated costs of our obligations related to land reclamation and workers’ compensation claims in our consolidated balance sheets as of December 31, 2009 and 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in foreign currency exchange rates, interest rates, credit risk, and market risks on certain publicly traded securities.  We use a variety of practices to manage these market risks, including derivative financial instruments when appropriate.  Our treasury and risk management policies prohibit us from using derivative instruments for trading or speculative purposes.  We also do not use leveraged derivative instruments or derivatives with complex features.

Exchange Rate Sensitivity

As we operate in over 25 countries with many international subsidiaries, we are exposed to currency fluctuations related to our manufacturing and selling products.  This foreign currency risk is diversified and involves assets, liabilities and cash flows denominated in currencies other than the U.S. dollar.  Our major foreign currency exposures involve our subsidiaries in Europe, Southeast Asia, and South Africa, although all foreign subsidiaries are subject to foreign currency exchange rate risk versus the U.S. dollar.  Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future.

We may manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs as well as same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  Periodically, we use derivative instruments to reduce these foreign currency exchange rate risks.  At December 31, 2009, the fair value of our outstanding foreign currency derivative contracts was not material.

Assets and liabilities of our international subsidiaries are translated to their parent company’s reporting currency at current exchange rates during consolidation; gains and losses stemming from these translations are included as a component of Other Comprehensive Income and reported within Accumulated Comprehensive Income within our consolidated balance sheet.  Income and expenses of our international subsidiaries are translated at average exchange rates for the period, and any gains or losses on these transactions are included within Other income, net within our consolidated statement of operations.

We can calculate the effect that changes in exchange rates would have on our total assets and net income.  This calculation cannot be extrapolated to actual results that might occur because changes in the relationship of exchange rates may also impact other assumptions and calculations, such as the income tax expense, which may counteract the sensitivities.  Notwithstanding and holding all other variables constant, a 10% increase in the year-end exchange rates and a 10% increase in our annual average exchange rates would result in a 5% and 7% increase in our total assets and net income, respectively.  These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes.

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

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
(US$ equivalent in thousands)
Short-term debt:
Fixed rate (US$)	$295	$297	$240	$236	$64	$-	$1,132
Interest rate	6.97%	7.01%	5.92%	5.50%	5.50%	-
Fixed rate (Zloty)	118	-	-	-	-	-	118
Interest rate	5.65%	-	-	-	-	-
Fixed rate (UK£)	65	-	-	-	-	-	65
Interest rate	2.82%	-	-	-	-	-
Fixed rate (Ringgit)	5	5	5	5	-	-	20
Interest rate	3.85%	3.85%	3.85%	3.85%	-	-
Long-term debt:
Fixed rate - Senior notes (US$)	-	-	-	-	-	75,000	75,000
Average interest rate	-	-	-	-	-	5.71%
Variable rate - Revolver (US$)	-	-	-	74,500	-	-	74,500
Average interest rate	-	-	-	3.53%	-	-
Fixed rate - Revolver (US$)	-	-	-	23,000	-	-	23,000
Average interest rate	-	-	-	5.36%	-	-
Variable rate - Other (US$)	-	-	-	-	-	4,800	4,800
Average interest rate	-	-	-	-	-	0.35%
Fixed rate (THB)	-	-	-	9,754	-	-	9,754
Interest rate	-	-	-	3.80%	-	-
Variable rate (UK£)	-	-	-	2,070	-	-	2,070
Average interest rate	-	-	-	2.53%	-	-
Variable rate (RMB)	-	-	-	2,201	-	-	2,201
Interest rate	-	-	-	5.34%	-	-
Variable rate (AUD)	-	-	-	1,697	-	-	1,697
Average interest rate	-	-	-	6.05%	-	-
Variable rate (€)	-	-	-	13,143	-	-	13,143
Average interest rate	-	-	-	3.34%	-	-
Total	483	302	245	126,606	64	79,800	207,500

We periodically use interest rate swaps to manage interest rate risk on debt securities.  These instruments allow us to convert variable rate debt into fixed rate or fixed rate debt into variable rate. Interest rate differentials are paid or received on these arrangements over the life of the agreements. The interest rates above for our Fixed rate – Senior notes and Fixed rate – Revolver include the effect of interest rate swaps as outlined in our Notes to Consolidated Financial Statements.

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

Securities Market Risk

We own shares of Ashapura Minechem Limited (“Ashapura”), a public company traded on the Bombay Stock Exchange Limited.  We record the fair value of this investment on our Consolidated Balance Sheet using the closing price of Ashapura’s shares on the exchange as of the last day of the reporting period.  The value of this investment, therefore, is subject to market forces underlying the closing price per share.  We record the investment as an available-for-sale security and recognize changes in its fair value in the Consolidated Statement of Comprehensive Income.

Item 8. Financial Statements and Supplementary Data

See the Index to Financial Statements and Exhibits and Financial Statement Schedule on page 47.  Such financial statements and schedule are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, we conclude that our internal control over financial reporting was effective as of December 31, 2009.

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

As described in our Annual Report on Form 10-K filed for the year ended December 31, 2008, we identified a material weakness in internal control over financial reporting relative to incorporating the results of our equity investees in our financial statements pursuant to the equity method of accounting.  In particular, our design of internal controls did not address the proper accounting for the value of derivative instruments held by one of our equity investees, Ashapura Minechem Limited.  As a result of the foregoing, we began implementing changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fiscal quarter ended March 31, 2009 that materially affected our internal controls over financial reporting.

Specifically, these changes included transferring the responsibility of accounting for equity investees from our minerals and materials segment to our corporate segment.  We also enhanced controls over financial reporting of our equity investees to assure the consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles.

We began remediating this material weakness in the first quarter of 2009 and completed our activities in the second quarter of 2009.  Accordingly, we have determined that the material weakness in our internal control over financial reporting relative to our accounting for equity investments as described in our annual report on Form 10-K for the year ended December 31, 2008 was remediated during 2009 and remained so as of December 31, 2009.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, as well as other employees.  The Code, our Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are publicly available on our website at www.amcol.com and are available in print, free of charge, to any shareholder upon request addressed to our Corporate Secretary at AMCOL International Corporation, 2870 Forbs Avenue, Hoffman Estates, Illinois 60192.  If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

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
(c)
See Index to Financial Statements and Financial Statement Schedule below. The Financial Statements of Ashapura Minechem Limited, which appear herein, are filed in accordance with Rule 3-09 of Regulation S-X

Item 15(a) Index to Financial Statements and Financial Statement Schedule

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is not material.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited the accompanying consolidated balance sheets of AMCOL International Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOL International Corporation and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMCOL International Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited AMCOL International Corporation and Subsidiaries’ internal control over financial reporting  as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  AMCOL International Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMCOL International Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of AMCOL International Corporation and Subsidiaries and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 16, 2010

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$27,669	$19,441
Accounts receivable:
Trade	137,544	169,329
Other	10,716	28,282
Inventories	96,173	125,066
Prepaid expenses	12,509	12,812
Deferred income taxes	6,525	5,358
Income taxes receivable	2,431	3,490
Other	463	7,409

Total current assets	294,030	371,187

Investment in and advances to affiliates and joint ventures	32,228	30,025

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	57,898	17,186
Depreciable assets	414,617	380,555
	472,515	397,741
Less: accumulated depreciation and depletion	236,269	206,398
	236,246	191,343
Other assets:
Goodwill	71,156	68,482
Intangible assets	47,185	53,974
Available-for-sale securities	25,563	-
Deferred income taxes	2,513	15,867
Other assets	25,339	13,702
	171,756	152,025
	734,260	744,580

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008
Current liabilities:
Accounts payable	$40,335	$45,297
Accrued liabilities	49,981	63,197
Total current liabilities	90,316	108,494

Long-term debt	207,017	256,821

Pension liabilities	20,403	22,939
Deferred compensation	7,544	5,904
Other long-term liabilities	29,208	22,067
	57,155	50,910
Equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized;
32,015,771 shares issued in 2009 and 2008	320	320
Additional paid in capital	84,830	86,350
Retained earnings	275,200	262,453
Accumulated other comprehensive income (loss)	32,174	(4,721)
	392,524	344,402
Less:
Treasury stock (1,241,863 and 1,577,787 shares in 2009 and 2008, respectively)	14,377	18,196
Total AMCOL shareholders' equity	378,147	326,206
Noncontrolling interest	1,625	2,149
Total equity	379,772	328,355
	734,260	744,580

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Continuing Operations
Net sales	$703,237	$883,552	$744,334
Cost of sales	515,049	658,653	547,820
Gross profit	188,188	224,899	196,514
General, selling and administrative expenses	134,702	145,653	121,187
Operating profit	53,486	79,246	75,327
Other income (expense):
Interest expense, net	(12,125)	(12,154)	(8,915)
Other, net	(1,095)	(5,149)	(1,139)
	(13,220)	(17,303)	(10,054)
Income before income taxes and income (loss) from affiliates and joint ventures	40,266	61,943	65,273
Income tax expense	5,510	15,167	16,646
Income before income (loss) from affiliates and joint ventures	34,756	46,776	48,627
Income (loss) from affiliates and joint ventures	115	(21,714)	8,389
Income from continuing operations	34,871	25,062	57,016

Discontinued Operations
Loss on discontinued operations	-	-	(286)
Net income	34,871	25,062	56,730

Net income (loss) attributable to noncontrolling interests	72	(269)	(5)

Net income attributable to AMCOL shareholders	34,799	25,331	56,735

See accompanying notes to consolidated financial statements.

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share:
Continuing operations	$1.13	$0.83	$1.89
Discontinued operations	-	-	(0.01)
Net income	1.13	0.83	1.88

Diluted earnings (loss) per share:
Continuing operations	$1.12	$0.82	$1.84
Discontinued operations	-	-	(0.01)
Net income	1.12	0.82	1.83

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$34,799	$25,331	$57,021
Discontinued operations, net of tax	-	-	(286)
Net income	34,799	25,331	56,735

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	Total			AMCOL Shareholders			Noncontrolling Interest
Net income (loss)	$34,871	$25,062	$56,730	$34,799	$25,331	$56,735	$72	$(269)	$(5)
Other comprehensive income (loss) -
Pension adjustment (net of $2,226 tax expense in 2009, $4,612 tax benefit in 2008, and $1,496 tax expense in 2007)	3,510	(7,786)	3,003	3,510	(7,786)	3,003	-	-	-

Unrecognized gain (loss) on interest rate swap agreement (net of $1,136 tax expense in 2009, $1,857 tax benefit in 2008, and $399 tax benefit in 2007)	1,779	(2,958)	(783)	1,779	(2,958)	(783)	-	-	-

Unrealized gain on available-for-sale securities (net of $5,141 tax expense in 2009)	19,124	-	-	19,124	-	-	-	-	-

Foreign currency translation adjustment	12,876	(27,712)	14,370	12,482	(27,225)	14,370	394	(487)	-
Comprehensive income (loss)	72,160	(13,394)	73,320	71,694	(12,638)	73,325	466	(756)	(5)

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	AMCOL Shareholders
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity

Balance at December 31, 2006	32,015,771	$320	$76,686	$219,690	$16,658	$(18,536)	276	295,094
Adjustment to adopt uncertain tax position rules				(253)				(253)
Net income (loss)				56,735			(5)	56,730
Cash dividends ($0.60 per share)				(18,008)				(18,008)
Currency translation adjustment					14,370			14,370
Purchase of 265,957 treasury shares						(6,622)		(6,622)
Issuance of 423,429 treasury shares pursuant to options and acquisitions			(314)			4,150		3,836
Tax benefit from employee stock compensation plans			2,140					2,140
Vesting of common stock in connection with employee stock compensation plans			3,087					3,087
Unrealized loss on interest rate swap agreement (net of $399 tax benefit)					(783)			(783)
Pension adjustments (net of $1,496 tax expense)					3,003			3,003
Investment made by non-controlling interests							255	255
Other							(199)	(199)
Balance at December 31, 2007	32,015,771	320	81,599	258,164	33,248	(21,008)	327	352,650
Net income (loss)				25,331			(269)	25,062
Adjustment to adopt pension measurement date rules				(423)				(423)
Cash dividends ($0.68 per share)				(20,619)				(20,619)
Currency translation adjustment					(27,225)		(487)	(27,712)
Purchase of 81,081 treasury shares						(2,062)		(2,062)
Issuance of 425,237 treasury shares pursuant to options and acquisitions			382			4,874		5,256
Tax benefit from employee stock compensation plans			1,214					1,214
Vesting of common stock in connection with employee stock compensation plans			3,155					3,155
Unrealized loss on interest rate swap agreement (net of $1,857 tax benefit)					(2,958)			(2,958)
Pension adjustments (net of $4,612 tax expense)					(7,786)			(7,786)
Investment made by non-controlling interests							2,395	2,395
Other							183	183
Balance at December 31, 2008	32,015,771	320	86,350	262,453	(4,721)	(18,196)	2,149	328,355
Net income				34,799			72	34,871
Cash dividends ($0.72 per share)				(22,052)				(22,052)
Currency translation adjustment					12,482		394	12,876
Purchase of 35,801 treasury shares						(478)		(478)
Issuance of 371,725 treasury shares pursuant to options			(282)			4,297		4,015
Tax benefit from employee stock compensation plans			730					730
Vesting of common stock in connection with employee stock compensation plans			2,570					2,570
Purchase of noncontrolling interest shares			(4,538)				(990)	(5,528)
Unrealized gain on available-for-sale securities (net of $5,141 tax expense)					19,124			19,124
Unrealized gain on interest rate swap agreement (net of $1,136 tax expense)					1,779			1,779
Pension adjustments (net of $2,226 tax expense)					3,510			3,510
Balance at December 31, 2009	32,015,771	$320	$84,830	$275,200	$32,174	$(14,377)	$1,625	$379,772
See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net income	$34,871	$25,062	$56,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	35,906	33,985	29,219
Undistributed losses (earnings) from affiliates and joint ventures	691	22,795	(7,224)
Increase (decrease) in allowance for doubtful accounts	(139)	1,905	(40)
Decrease (increase) in deferred income taxes	3,690	(2,793)	(1,289)
Tax benefit from employee stock plans	730	1,214	2,140
Gain on sale of depreciable assets	(422)	(365)	(2,591)
Impairment charge	1,980	-	-
Stock compensation expense	2,570	3,155	3,087
Excess tax benefits on stock option exercises	(639)	(1,188)	(2,030)
Other	(768)	(234)	79

(Increase) decrease in current assets, net of effects of acquisitions:
Accounts receivable	38,649	(26,413)	(29,157)
Income taxes receivable	1,073	(836)	(2,768)
Inventories	26,033	(38,477)	(5,460)
Prepaid expenses	(40)	831	(3,290)
Other assets	-	440	-
Increase (decrease) in current liabilities, net of effects of acquisitions:
Accounts payable	(1,251)	(3,133)	16,790
Accrued liabilities and income taxes	(11,268)	334	4,231
(Increase) decrease in other noncurrent assets	(7,590)	3,600	(1,913)
Increase (decrease) in other noncurrent liabilities	(1,709)	(1,495)	9,667
Net cash provided by operating activities	122,367	18,387	66,181

Cash flow from investing activities:
Proceeds from sale of depreciable assets	2,988	672	6,896
Proceeds from sale of corporate building	9,651	22,487	-
Capital expenditures	(50,767)	(44,068)	(46,004)
Capital expenditures - corporate building	(9,651)	(16,672)	(7,050)
Investments in and advances to affiliates and joint ventures	(1,387)	(14,067)	(6,636)
Acquisition of businesses, net of cash acquired	(650)	(42,769)	(45,191)
Receipts from (advances to) Chrome Corp	6,000	(6,000)	-
Receipts from (payments to) minority interest partners	-	1,555	-
Changes in restricted cash	518	(1,723)	2,504
Decrease (increase) in other assets	(734)	(33)	(386)
Net cash used in investing activities	(44,032)	(100,618)	(95,867)
Cash flow from financing activities:
Proceeds from issuance of debt	540,139	641,390	416,470
Principal payments of debt	(592,486)	(542,858)	(366,122)
Proceeds from sales of treasury stock	2,666	1,608	3,336
Purchases of treasury stock	(166)	(2,062)	(6,622)
Excess tax benefits on stock option exercises	639	1,188	2,030
Dividends	(22,052)	(20,619)	(18,008)
Other	-	-	255
Net cash provided by (used in) financing activities	(71,260)	78,647	31,339
Effect of foreign currency rate changes on cash	1,153	(2,257)	5,824
Net increase (decrease) in cash and cash equivalents	8,228	(5,841)	7,477
Cash and cash equivalents at the beginning of the year	19,441	25,282	17,805
Cash and cash equivalents at end of the year	27,669	19,441	25,282
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$12,281	$12,717	$8,112
Income taxes, net	$2,506	$18,015	$16,181

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by all non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  Following the Codification, the FASB will issue new guidance and rules as ASUs rather than as Statements of Financial Accounting Standards, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  The ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in Codification.  The adoption of this ASU did not have a material impact on our financial statements when we adopted it on September 30, 2009.  All references to prior FASB, FASB Staff Positions, and Emerging Issues Task Force pronouncements in this Form 10-K have been replaced with relevant ASC references.

In December 2007, FASB issued guidance codified in ASC Topic 810, for noncontrolling interests.  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not directly or indirectly attributable to a parent company.  This guidance establishes standards of reporting for noncontrolling interests as well as deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly identified and reported within equity in the consolidated statement of financial position, albeit separate from the parent company’s equity.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interests rather than reporting the noncontrolling interest as a component of net income.  The adoption of this guidance on January 1, 2009 did not have a material impact on our financial statements.  The presentation and disclosure requirements of this guidance were applied retrospectively.

In February 2008, the FASB issued guidance codified in ASC Topic 820, which requires increased disclosure for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Examples of items within the scope of this guidance are nonfinancial assets and nonfinancial liabilities measured at fair value for impairment, such as long lived assets, goodwill and other intangible assets, but not necessarily recognized or disclosed in financial statements at fair value.  The adoption of this standard on January 1, 2009 did not have a material impact on our financial statements.

In March 2008, the FASB issued guidance codified in ASC Topic 815, which requires enhanced disclosures about an entity’s derivative and hedging activities and is intended to improve the transparency of financial reporting.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of this standard on January 1, 2009 did not have a material impact on our financial statements.  See Note 10 for additional disclosures required by this guidance.

In December 2008, the FASB issued guidance, codified in ASC Topic 718, on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of this guidance is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentration of risk within plan assets.  The adoption of this guidance on December 31, 2009 did not have a material impact on our financial statements.  See Note 14 for additional disclosures required by this guidance.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

In April 2009, the FASB issued guidance, codified in ASC Topic 805,  which amends the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  The guidance requires pre-acquisition contingencies assumed in a business combination to be recognized at acquisition date fair value.  If the fair value cannot be determined during the measurement period, and if the information available before the end of the measurement period indicates that it is probable that an asset existed or a liability incurred at the acquisition date and such amount can reasonably be estimated, then the provisions of ASC Topic 405 shall be applied.  This guidance did not have a material impact on our financial statements when we adopted it on January 1, 2009.

In April 2009, the FASB issued guidance codified in ASC Topic 825, which requires disclosures about fair value of financial instruments in summarized financial information at interim periods.  This standard did not have a material impact on our financial statements when we adopted it on June 30, 2009.

In May 2009, the FASB issued guidance related to subsequent events codified in ASC Topic 855.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance did not have a material impact on our financial statements when we adopted it on June 30, 2009.

Recently Issued Accounting Standards (Not Yet Adopted)

Accounting pronouncements that have not yet become effective with respect to our consolidated financial statements are detailed as follows, together with our assessment of the potential impact they may have on our consolidated financial statements:

In June 2009, the FASB issued guidance codified in ASC Topic 810, which amends consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continual involvement with VIEs.  This guidance will not have a material impact on our financial statements when we adopt it as of January 1, 2010.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, codified in ASC Topic 820.  This update clarifies the existing guidance and requires separate disclosure and reasoning of amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  This update is not expected to have a material impact on our financial statements when we adopt the new disclosure requirements on January 1, 2010 and Level 3 roll forward related disclosures on January 1, 2011.

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

At the segment level, transactions between our transportation segment and all other segments are not eliminated.  This elimination only occurs upon consolidation.  However, all other intercompany transactions, including sales from our minerals and materials segment to the other segments, are eliminated within the minerals and materials segment.  All intercompany balances and transactions are eliminated upon consolidation.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Segments

The composition of consolidated revenues by segment is as follows:

	Percentage of Net Sales
	2009	2008	2007
Minerals and materials	48%	49%	48%
Environmental	31%	32%	34%
Oilfield services	17%	15%	14%
Transportation	7%	7%	7%
Intersegment shipping	-3%	-3%	-3%
	100%	100%	100%

Further descriptions of our products, principal markets and the relative significance of our segment operations are included in Note 2.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in our financial statements as well as certain disclosures contained therein.  Actual results may differ from those estimates.

Revenue Recognition

We recognize revenue from sales of products when title passes to the customer, the customer assumes the risks and rewards of ownership, and collectibility is reasonably assured; generally, this occurs when we ship product to customers.  We record allowances for discounts, rebates, and estimated returns at the time of sale and report these as reductions to revenue.  We generate some sales through independent, third-party representatives.  We record these sales as revenue and the commission compensation paid to the representative as an expense within general, selling and administrative expenses.

We recognize revenue for freight delivery services within our transportation segment when the service is provided.  We accrue amounts payable for purchased transportation, commissions and insurance when the related revenue is recognized.

Service and rental revenues are primarily generated in our environmental and oilfield services segments.  We recognize these revenues in the period such services are performed and collectibility is reasonably assured.

We record revenue from long-term construction contracts, typically generated in our environmental segment, using the percentage-of-completion method of accounting.  Progress is generally based upon costs incurred to date as compared to the total estimated costs to complete the work under the contract.  All known or anticipated losses on contracts are provided when they become evident.  Cost adjustments that are in the process of being negotiated with customers for extra work or changes in scope of work are included in revenue when collection is deemed probable.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Translation of Foreign Currencies

Foreign entities utilize local currency as the functional currency and therefore we record gains and losses resulting from foreign currency transactions in net income, whereas we reflect the adjustments resulting from the translation of financial statements into our reporting currency during consolidation as a component of accumulated other comprehensive income within equity.  The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rates of exchange at the balance sheet dates.  The statements of operations are translated at the weighted average rates during the periods.

Cash Equivalents

We classify all short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses.  We review the carrying value of goodwill in each reporting unit for impairment annually as of October 1st or more frequently if indications exist which may suggest the carrying value is not recoverable.  This review is a two step process.  The first step involves comparing the estimated fair value of each reporting unit to the carrying value of that reporting unit.  If the fair value of the reporting unit exceeds the carrying value, the goodwill is not considered impaired and the second step is unnecessary.  If the fair value is less than the carrying value, the second step of the test would be performed to measure the amount of impairment loss to be recorded, if any.

Other Intangible Assets

Other intangible assets with a finite useful life are amortized on the straight-line method over the expected periods to be benefited.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Impairment of Long-Lived Assets

We review the carrying values of long-lived assets, including property, plant and equipment and intangible assets with finite useful life whenever facts and circumstances indicate that the assets may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future net undiscounted cash flows we expect it to generate.  If we consider an asset to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds the fair value.  We report an asset to be disposed of at the lower of its carrying value or fair value, less costs of disposal.

In the case of intangible assets with indefinite lives, we review them annually for impairment.  This review involves comparing the fair value of the intangible asset with its carrying amount.  If its carrying amount exceeds its fair value, we recognize an impairment loss equal to that excess.

Available-for-Sale Securities

We record available-for-sale securities at their fair value using quoted market prices.  We report their unrealized gains and losses net of applicable taxes as a component of accumulated other comprehensive income within equity. We have one equity security that we have accounted for as available-for-sale security as of December 31, 2009.

Income Taxes

We recognize deferred tax assets and liabilities relating to the future tax consequences of differences between the financial statement carrying value of existing assets and liabilities and their respective tax values.  We measure deferred tax assets and liabilities using tax rates in effect in the years in which those temporary differences are expected to be recovered or settled.  We recognize the effect that changes in tax rates have on deferred tax assets and liabilities in income in the period that the change is enacted.  Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.  We classify interest and penalties associated with income taxes within the income tax line item of our consolidated statement of operations.

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

Land Reclamation

We mine land for various minerals using a surface-mining process that requires the removal of overburden.  In many instances, we are obligated to restore the land upon completion of the mining activity.  We recognize this liability for land reclamation based on the estimated fair value of the obligation.  We adjust the obligation to reflect the passage of time and changes in estimated future cash outflows.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Research and Development

Research and development costs are expensed as incurred within general, selling and administrative expenses.

Earnings per Share

Basic earnings per share is computed by dividing net income attributable to AMCOL shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is similarly computed, except the denominator is increased to include the dilutive effects of stock compensation awards and other share equivalents.  Stock compensation awards are antidilutive and therefore excluded from our diluted earnings per share calculation when their exercise would result in a net decrease in the weighted average number of common shares outstanding.  A reconciliation between the shares used to compute basic and diluted earnings per share follows:

	2009	2008	2007
Weighted average common shares outstanding for the year	30,764,282	30,445,882	30,164,697
Dilutive impact of stock equivalents	269,432	543,751	794,724
Weighted average common and common equivalent shares for the year	31,033,714	30,989,633	30,959,421
Common shares outstanding at December 31	30,773,908	30,437,984	30,093,828
Weighted average anti-dilutive shares excluded from the computation of diluted earnings per share	938,546	691,236	317,598

Stock-Based Compensation

We account for stock-based compensation using the grant date fair value, which is based on the Black-Scholes option-pricing model.  We recognize compensation cost over the requisite service period, which is generally the vesting period of the award.

Derivative Instruments and Hedging Activities

From time to time, we use derivative financial instruments to manage exposures to changes in interest rates and foreign currency exchange rates.  We do not use derivative instruments for trading or other speculative purposes.  We recognize our derivative instruments as either assets or liabilities in the balance sheet at their fair value.  Our recognition of changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of that relationship.  Hedges designated as cash flow hedges result in the changes in fair value being recorded in accumulated other comprehensive income.  Changes in the fair value of derivative financial instruments for which hedge accounting is not applied, are recorded within Other, net within our Consolidated Statement of Operations.  We have recorded losses of $4,932 and $4,562 in 2009 and 2008, respectively, in Other, net within our Consolidated Statement of Operations for changes in the fair value of derivative financial instruments for which we did not apply hedge accounting.  We did not record any such gains or losses in 2007.

Reclassifications

Certain items in the prior years’ consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation for 2009.  These reclassifications did not have a material impact on our financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(2)	Segment, Geographic, and Market Information

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

Our five operating segments are as follows:

•	Minerals and materials - mines, processes and distributes clays and products with similar applications to various industrial and consumer markets;
•
Environmental - provides services relating to and processes and distributes clay-based and other products for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications;

•	Oilfield services - provides a variety of services and equipment rentals for both onshore and offshore applications to customers in the oil and natural gas industry;
•	Transportation - includes a long-haul trucking business and a freight brokerage business that provides services domestically to our subsidiaries as well as third-party customers; and
•
Corporate - intersegment shipping revenues are eliminated in our corporate segment, which also includes expenses associated with certain research and development, management, benefits and information technology activities.

Segment assets and liabilities are those assets used in the operations of that segment.  Corporate assets and liabilities include domestic cash amounts, corporate leasehold improvements, miscellaneous equipment and certain assets and liabilities relating to multiple segments, notably benefit plan assets and liabilities.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth certain financial information as of and for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net sales:
Minerals and materials	$336,172	$428,986	$356,670
Environmental	214,604	278,708	252,776
Oilfield services	119,821	133,600	100,572
Transportation	46,642	63,921	52,409
Intersegment shipping	(14,002)	(21,663)	(18,093)
Total	703,237	883,552	744,334
Operating profit (loss):
Minerals and materials	$34,789	$40,479	$34,105
Environmental	25,699	37,069	38,394
Oilfield services	12,753	23,227	19,217
Transportation	2,163	3,246	2,768
Corporate	(21,918)	(24,775)	(19,157)
Total	53,486	79,246	75,327
Assets:
Minerals and materials	$384,896	$341,111	$319,921
Environmental	151,265	177,898	184,992
Oilfield services	145,981	160,691	95,866
Transportation	3,552	4,761	3,807
Corporate	48,566	60,119	47,560
Total	734,260	744,580	652,146
Depreciation, depletion and amortization:
Minerals and materials	$16,122	$15,889	$15,019
Environmental	6,219	6,524	6,280
Oilfield services	11,767	10,054	6,688
Transportation	38	35	38
Corporate	1,760	1,483	1,194
Total	35,906	33,985	29,219
Capital expenditures:
Minerals and materials	$35,659	$19,453	$21,942
Environmental	2,325	4,345	7,981
Oilfield services	11,095	12,994	10,733
Transportation	39	88	55
Corporate	11,300	23,860	12,343
Total	60,418	60,740	53,054
Research and development expenses:
Minerals and materials	$5,344	$5,356	$4,023
Environmental	2,339	2,357	2,242
Oilfield services	659	517	247
Corporate	315	672	858
Total	8,657	8,902	7,370

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth certain geographic financial information as of and for the three years ending December 31st.  EMEA includes the European, Middle East and African geographic regions.  Geographic revenues and operating profit are determined based on origin:

	2009	2008	2007
Sales to unaffiliated customers shipped from:
Americas	$452,856	$602,640	$507,393
EMEA	168,202	$197,857	176,782
Asia Pacific	82,179	$83,055	60,159
Total	703,237	883,552	744,334
Operating profit from sales from:
Americas	$27,845	$49,927	$47,193
EMEA	14,124	19,524	21,738
Asia Pacific	11,517	9,795	6,396
Total	53,486	79,246	75,327
Identifiable assets in:
Americas	$453,894	$483,758	$425,468
EMEA	197,897	165,055	146,928
Asia Pacific	82,469	95,767	79,750
Total	734,260	744,580	652,146

Net sales by product line for each fiscal year are as follows:

	2009	2008	2007
Metal-casting	$139,849	$175,072	$152,359
Lining technologies	103,046	126,094	104,994
Oilfield services	119,821	133,600	100,572
Specialty materials	98,097	104,242	90,404
Building materials	55,823	80,399	81,736
Pet products	66,441	78,260	65,804
Basic minerals	27,901	65,383	43,269
Contracting services	36,892	51,150	46,834
Drilling products	22,727	27,094	24,046
Transportation	46,642	63,921	52,409
Intersegment shipping revenue	(14,002)	(21,663)	(18,093)
Total	703,237	883,552	744,334

We generate revenues based on sales of products, rentals of equipment, provision of services and shipment of goods to customers.  A breakdown of each of these revenue generating activities and their related cost of goods sold for each of the past three years ending December 31 is shown in the following table.  For the most part, freight revenues and costs for our oilfield services segment are included within the other three categories since the revenues for shipping activities within this business are not billed separately to the customer and therefore the revenues and costs are not identifiable.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2009	2008	2007
Net sales by source
Net sales of tangible goods	$479,595	$609,010	$529,987
Services revenues	95,724	95,325	80,811
Rental revenues	52,203	60,773	42,489
Freight revenues	75,715	118,444	91,047
Total	703,237	883,552	744,334

Cost of sales:
Cost of tangible goods sold	339,527	442,942	379,335
Cost of services rendered	79,482	70,099	63,536
Expenses applicable to rental income	25,835	33,946	19,629
Cost associated with freight revenue	70,205	111,666	85,320
Total	515,049	658,653	547,820

(3)	Balance Sheet Related Information

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

	2009	2008	2007
Balance at the beginning of the year	$5,896	$3,991	$3,986
Charged to expense (income)	2,561	3,610	779
Acquisitions and other	-	-	(300)
Write-offs and currency translation adjustments	(2,700)	(1,705)	(474)
Balance at the end of the year	5,757	5,896	3,991

Inventories at December 31 consisted of:

	2009	2008
Crude stockpile inventories	$30,510	$40,056
In-process and finished goods inventories	40,368	51,653
Other raw material, container, and supplies inventories	25,295	33,357
	96,173	125,066

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Included within Other raw material, container and supplies inventories in the table above is our reserve for slow moving and obsolete inventory.  The balance of this reserve as of and the activity for the years ended December 31 was as follows:

	2009	2008	2007

Balance at the beginning of the year	$1,989	$1,805	$2,394
Charged to costs and expenses	917	2,065	942
Acquisitions and other	-	-	38
Disposals and currency translation adjustments	(770)	(1,881)	(1,569)
Balance at the end of the year	2,136	1,989	1,805

The following table presents our reclamation liability at the end of and changes during each of the years presented:

	2009	2008
Balance at beginning of the year	$5,649	$5,699
Settlement of obligations	(2,059)	(1,889)
Liabilities incurred and accretion expense	2,345	1,839
Acquisition of mining claims	474	-
Currency translation adjustments	175	-
Balance at the end of the year	6,584	5,649

Accrued liabilities at December 31 consisted of:

	2009	2008
Corporate building construction costs	$-	$7,324
Bonus	8,373	8,626
Employee benefits and related costs	8,743	8,339
Dividends payable	5,526	5,476
Other	27,339	33,432
	49,981	63,197

Accumulated other comprehensive income (loss) at December 31 was comprised of the following components:

	2009	2008
Cumulative foreign currency translation	$18,361	$5,879
Prior service cost on pension plans (net of tax benefit of $155 in 2009 and $182 in 2008)	(271)	(301)
Net actuarial loss on pension plans (net of tax benefit of $1,757 in 2009 and $3,956 in 2008)	(3,078)	(6,558)
Unrealized loss on interest rate swap agreement (net of tax benefit of $1,120 in 2009 and $2,256 in 2008)	(1,962)	(3,741)
Unrealized gain on available-for-sale securities (net of tax expense of $5,141 in 2009)	19,124	-
	32,174	(4,721)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(4)	Property, Plant, Equipment and Mineral Rights and Reserves

Property, plant, equipment and mineral rights and reserves consisted of the following:

	December 31,
	2009	2008
Mineral rights and reserves	$46,947	$6,256
Other land	10,951	10,930
Buildings and improvements	87,536	79,304
Machinery and equipment	310,467	287,903
Construction in progress	16,614	13,348
	472,515	397,741

The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements	1-50 years
Machinery and equipment	1-20 years

Depreciation and depletion were charged to income as follows:

	2009	2008	2007
Depreciation expense	$28,872	$27,385	$22,855
Depletion expense	365	429	719
	29,237	27,814	23,574

(5)	Goodwill and Intangible Assets

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Minerals and Materials	Environmental	Oilfield Services	Consolidated

Balance at December 31, 2007	$20,072	$19,864	$19,904	$59,840

Change in goodwill relating to:
Acquisitions	63	679	11,179	11,921
Foreign exchange translation	(2,680)	(599)	-	(3,279)
Total changes	(2,617)	80	11,179	8,642
Balance at December 31, 2008	17,455	19,944	31,083	68,482

Change in goodwill relating to:
Acquisitions	553	1,618	(115)	2,056
Foreign exchange translation	418	200	-	618
Total changes	971	1,818	(115)	2,674
Balance at December 31, 2009	18,426	21,762	30,968	71,156

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Intangible assets were as follows:

	December 31, 2009			December 31, 2008
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Intangibles subject to amortization:
Trademarks	$1,611	$(819)	$792	$1,611	$(570)	$1,041
Patents	697	(443)	254	741	(462)	279
Customer related assets	48,271	(12,945)	35,326	48,762	(8,001)	40,761
Non-compete agreements	2,194	(2,019)	175	2,289	(1,365)	924
Developed technology	4,040	(1,189)	2,851	4,040	(785)	3,255
Other	2,433	(1,206)	1,227	1,643	(489)	1,154
Subtotal	59,246	(18,621)	40,625	59,086	(11,672)	47,414

Intangibles not subject to amortization:
Trademarks and tradenames	6,560	-	6,560	6,560	-	6,560
Total	65,806	(18,621)	47,185	65,646	(11,672)	53,974

Intangible assets with finite lives are being amortized primarily on a straight-line basis over their estimated useful lives of 2 to 50 years.  We did not recognize an impairment charge in any of the years included above with respect to intangible assets.  Amortization expense on intangible assets for each of the years ended December 31, 2009, 2008, and 2007 was $6,669, $6,171, and $5,645, respectively.  We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

Amount
2010	$4,885
2011	4,614
2012	4,323
2013	3,883
2014	3,793

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(6)	Equity Investees

Information about our investments in and advances to affiliates and joint ventures at December 31, 2009 is as follows:

	Ownership interest	Accounting Policy	Amount of our investment less the underlying net equity of the investee	Value at quoted market price
Ashapura AMCOL N.V.	50%	Equity Method	602	N/A
Ashapura Volclay Limited	50%	Equity Method	571	N/A
Albagle Enterprises Limited	25%	Equity Method	5,029	N/A
CETCO-Bentonit Uniao Technologias Ambientais Ltda.	50%	Equity Method	-	N/A
Egypt Mining & Drilling Co. and Egypt Bentonite & Derivatives Co.	31%	Equity Method	1,267	N/A
Egypt Nano Technologies Co.	27%	Equity Method	497	N/A
Volclay de Mexico, S.A. de C.V.	49%	Equity Method	289	N/A
Volclay Japan Co., Ltd.	50%	Equity Method	(111)	N/A

We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag.

In 2009, we amended certain terms of our shareholders’ agreement with Ashapura Minechem Limited (Ashapura), a publicly traded company on the Bombay Stock Exchange Limited to give up certain rights provided for therein.  We also gave up one of our seats on the Board of Directors and sold a portion of our investment, thereby reducing our ownership percentage below 20%.  As of December 31, 2009, we account for our investment in Ashapura as an available-for-sale security.

In 2008, we recorded losses of $21,714 from joint ventures and affiliated entities.  A significant portion of these losses relate to the losses Ashapura incurred with respect to the fair value of foreign currency derivatives that Ashapura had outstanding.  The total losses in 2008 attributable to our 21% equity ownership had reduced our investment in Ashapura to zero as of December 31, 2008.

(7)	Income Taxes

Total income tax expense (benefit) for the years ended December 31 was comprised of the following:

	2009	2008	2007
Continuing operations	$5,510	$15,167	$16,646
Discontinued operations	-	-	(79)
	5,510	15,167	16,567

For each of the years ended December 31 in the table below, domestic and foreign components of income from continuing operations before income taxes and income (loss) from affiliates and joint ventures was comprised of the following:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2009	2008	2007
Income from continuing operations before income taxes and income (loss) from affiliates and joint ventures:
Domestic	$16,890	$41,027	$42,632
Foreign	23,376	20,916	22,641
	40,266	61,943	65,273

The components of the provision for income taxes attributable to income from continuing operations before income taxes and income (loss) from affiliates and joint ventures for the years ended December 31 consisted of:

	2009	2008	2007
Provision (benefit) for income taxes:
Federal:
Current	$334	$6,963	$10,217
Deferred	1,145	2,356	350
State:
Current	456	2,560	2,121
Deferred	255	(64)	225
Foreign:
Current	1,851	3,606	4,741
Deferred	1,469	(254)	(1,008)
	5,510	15,167	16,646

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

	2009	2008
Deferred tax assets attributable to:
Accounts receivable	$854	$741
Inventories	1,596	2,149
Employee benefit plans	15,463	16,265
Intangible assets	899	1,807
Accrued liabilities	752	1,336
Employee incentive plans	1,346	1,217
Tax credit carryforwards	3,663	4,530
Other	2,276	2,332
Total deferred tax assets	26,849	30,377
Deferred tax liabilities attributable to:
Plant and equipment	(9,489)	(4,921)
Land and mineral reserves	(1,031)	(1,043)
Joint ventures	(1,513)	(1,825)
Available-for-sale securities	(5,141)	-
Other	(728)	(813)
Total deferred tax liabilities	(17,902)	(8,602)

Valuation allowances	(578)	(550)

Net deferred tax assets	8,369	21,225

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following analysis reconciles the U.S. statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity income (loss) of affiliates and joint ventures:

	2009		2008		2007
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income
Provision for income taxes at U.S. statutory rates	$14,093	35.0%	$21,680	35.0%	$22,848	35.0%
Increase (decrease) in taxes resulting from:
Percentage depletion	(3,257)	-8.1%	(4,107)	-6.6%	(3,568)	-5.5%
State taxes, net of federal benefit	788	2.0%	1,845	3.0%	1,600	2.5%
Foreign tax rates	(4,862)	-12.1%	(3,798)	-6.1%	(4,119)	-6.3%
Change in reserve for tax uncertainties	(2,975)	-7.4%	-	-	-	-
Audit settlement	2,083	5.2%	-	-	-	-
Other	(360)	-0.9%	(453)	-0.8%	(115)	-0.2%
	5,510	13.7%	15,167	24.5%	16,646	25.5%

Percentage Depletion

Depletion deductions are federal income tax deductions that arise from extracting minerals from the ground.  This deduction is similar to depreciation in that it allows us to recover the cost of an asset over the resources’ productive life.  It is different from depreciation, however, in that depletion deductions are a permanent book to tax difference, whereas depreciation deductions are temporary in nature.  Hence, depletion deductions affect the effective tax rate whereas depreciation deductions do not.  We calculate depletion under the percentage depletion method based upon revenues and costs from our mining activities in the U.S.

Tax on reinvested earnings

We have not provided for United States federal income tax and foreign income withholding taxes on approximately $97,404 and $96,199 of undistributed earnings from international subsidiaries as of December 31, 2009 and 2008, respectively, because such earnings are intended to be reinvested indefinitely outside of the United States.  If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

Tax holidays

We benefit from tax holidays in both Poland and Thailand as a result of our locating and investing in special economic zones in each country.  These tax holidays resulted in reductions to our income tax expense of $1,608, $1,703 and $1,674 in 2009, 2008 and 2007, respectively, representing a $0.05 benefit to diluted earnings per share in each of these three years.

Our agreement with the Polish tax authorities makes us eligible, based on certain terms and conditions, for a tax holiday exemption for all income tax activities through 2009 and a 50% exemption in 2010.  We continue to seek tax concessions when applicable.

Our agreement with the Thai tax authorities provides for tax holidays on several investments.  The most significant tax exemption is on all income from manufacturing operations (distributed goods are still subject to taxation) related to our initial investment.   These initial manufacturing activities are taxable at 50% in years 2006 through 2010.  An additional tax holiday was granted in 2007 for the expansion of our Thai facility.  Income generated from this

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

expansion is granted a 100% tax holiday from corporate income tax for eight (8) years beginning in 2007 and then taxable at 50% for five (5) years starting in 2015.  We attempt to modify and obtain tax concessions when possible.

Exams

In the normal course of business, we are subject to examination by tax authorities throughout the world.  With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2004.  The United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all open years through 2007.

NOLs and credit carryforwards

At December 31, 2009, we have $3,079 of foreign and alternative minimum tax credits, which we expect to utilize in the carryforward period.  We have state net operating loss carryovers that have resulted in a deferred tax asset of $578 at December 31, 2009, against which we have recorded a full valuation allowance as we do not expect to utilize the loss in the carryforward period.

Unrecognized tax benefits

The following table summarizes the activity related to our unrecognized tax benefits:

	2009	2008	2007

Balance at beginning of the year	$5,033	$5,430	$4,846
Increases related to prior year tax positions	120	1,332	1,081
Increases related to current year tax positions	86	153	740
Decreases related to the expiration of statue of limitation / settlement of audits	(4,880)	(1,882)	(1,237)
Balance at the end of the year	359	5,033	5,430

We report penalties and interest relating to uncertain tax positions within the income tax expense line item within our consolidated statement of operations.

(8)	Long-term Debt

Amounts of long-term debt were as follows:

	December 31,
	2009	2008
Borrowings under revolving credit agreement	$114,411	$166,782
Senior notes	75,000	75,000
Industrial revenue bond	4,800	4,800
Other notes payable	13,289	10,414
	207,500	256,996
Less: current portion	(483)	(175)
	207,017	256,821

We have a revolving credit agreement that provides a committed $225,000 revolving line of credit maturing on April 1, 2013, of which $110,589 remains available to us as at December 31, 2009.  It is a multi-currency arrangement that allows us to borrow certain foreign currencies at an adjusted LIBOR rate plus 1.00% to 2.00%, depending upon the amount of the credit line used and certain capitalization ratios.  The revolving credit agreement requires us to maintain certain financial covenants and ratios; we were in compliance with all of the covenants and ratios at December 31, 2009.  On September 18, 2009, we amended our revolving credit agreement to change the definition of senior leverage ratio to exclude contingent obligations in respect of our performance letters of credit for purposes of determining whether an event of default has occurred; all other substantive terms and conditions remained the same.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

We entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to effectively convert the variable interest rate on $23,000 of our borrowings under this revolving credit agreement into a fixed rate of 3.36% per annum plus the credit spread over the term of the borrowings.  Including the effect of this interest rate swap agreement, the borrowings under this revolving credit line at December 31, 2009 carried an average interest rate of 3.89%.

A qualified institution holds $75,000 of our senior notes (the “Senior notes”) which mature on April 2, 2017, subject to certain acceleration features upon an event of default, should one occur.  The Senior notes are comprised of (a) $45,000 aggregate principal amount of Series 2007-A Adjustable Fixed Rate Guaranteed Senior Notes, Tranche 1, due April 2, 2017 (the “Tranche 1” notes) and (b) $30,000 aggregate principal amount of Series 2007-A Adjustable Floating Rate Guaranteed Senior Notes, Tranche 2 (the “Tranche 2” notes).  Tranche 1 bears interest at 5.78%, payable semi-annually in arrears on April 2nd and October 2nd of each year.  Tranche 2 bears interest at an annual rate of 0.55% plus LIBOR in effect from time to time, adjusted quarterly, and is payable quarterly in arrears.

In conjunction with the issuance of the Senior notes issued in 2007, we also entered into an interest rate swap agreement with Wells Fargo Bank, N.A. to convert the Tranche 2 floating interest rate into a fixed rate of 5.6% per annum over the term of the Tranche 2 notes.

We also have an uncommitted, short-term credit facility maturing on November 15, 2011 that allows for maximum borrowings of $12,000.  We had no outstanding borrowings under this short-term credit facility as of December 31, 2009.

Maturities of long-term debt outstanding at December 31, 2009 were as follows:

	2010	2011	2012	2013	2014	Thereafter
Borrowings under:
Revolving credit agreement	$-	$-	$-	$114,411	$-	$-
Senior notes						75,000
Industrial revenue bond and other notes payable	483	302	245	12,195	64	4,800
	483	302	245	126,606	64	79,800

At December 31, 2009 and 2008, we had outstanding standby letters of credit of approximately $11,026 and $24,692, respectively, which are not included in our Consolidated Balance Sheets.  These letters of credit typically serve to guarantee performance of our land reclamation and workers’ compensation obligations; we have recorded amounts owed under these obligations in our Consolidated Balance Sheets as of December 31, 2009 and 2008.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(9)	Acquisitions

The acquisition completed in 2009 was not material to our financials statements. In 2008, we paid net cash of $40,977 to acquire one business within our oilfield services segment and recorded goodwill and intangible assets of $11,179 and $19,130, respectively.   We expect to deduct the full amount of goodwill from taxable income in accordance with tax regulations.

(10)	Derivative instruments and hedging activities

As a multinational corporation with operations throughout the world, we are subject to certain market risks.  We use a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments.  We use derivative financial instruments only for risk management and not for trading or speculative purposes.

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Consolidated Balance Sheet:

		Fair Value as of December 31,
Liability Derivatives	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$3,082	$5,997

Cash flow hedges

	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax
	(Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2009	2008
Interest rate swaps	$1,779	$(2,958)

We use interest rate swaps to manage variable interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the swap.  In December 2009, we entered into an interest rate swap that effectively converts the variable interest rate on $23,000 of our borrowings under revolving credit agreement to a fixed rate of 3.6% per annum plus credit spread over the term of the borrowing.  At the end of December 31, 2009 and 2008, we had another interest rate swap outstanding which effectively converts the variable interest rate on $30,000 of our senior notes to a fixed rate of 5.6% per annum.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  Our primary exposures are to fluctuations in exchange rates between the U.S. dollar and the Euro, British pound and Polish zloty.  We also have significant exposure to fluctuations in exchange rates between the British pound and the Euro as well as between the Polish zloty and the Euro.  Occasionally, we enter into foreign exchange derivative contracts to mitigate the risk of currency fluctuations on these exposures.  We may also enter into derivative instruments to mitigate the effect of fluctuations in exchange rates on future cash flows, such as we did for the February 2009 purchase of an interest in the chromite sand mine in South Africa, the purchase price of which was denominated in Australian dollars.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

	Location of	Amount of Gain or (Loss)
	Gain or (Loss)	Recognized in Income on
	Recognized in	Derivatives
	Income on	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Derivatives	2009	2008
Foreign exchange derivative instruments	Other, net	$(4,932)	$(4,562)

We did not have any significant foreign exchange derivative instruments outstanding as of December 31, 2009 or 2008.

(11)	Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Our calculation of the fair value of derivative instruments includes several assumptions.  The fair value hierarchy prioritizes these input assumptions in the following three broad levels:

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

Level 3 – Valuation is based on model based techniques that use unobservable inputs for the asset or liability. These inputs reflect our own views about the assumption market participants would use in pricing the asset or liability.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table categorizes our fair value instruments according to the assumptions used to calculate those values at the end of each of the past two years:

	Fair Value Measurements Using
Description	Balance at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$3,082	$-	$3,082	$-

Available-for-sale securities	25,563	25,563	-	-

Deferred compensation plan assets	7,285	-	7,285	-

Supplementary pension plan assets	5,885	-	5,885	-

	Fair Value Measurements Using
Description	Balance at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$5,997	$-	$5,997	$-

Deferred compensation plan assets	5,198	-	5,198	-

Supplementary pension plan assets	4,818	-	4,818	-

Interest rate swaps are valued using discounted cash flows.  The key input used is the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap.  Available-for-sale securities are valued using quoted market prices.  Deferred compensation and supplementary pension plan assets are valued using quoted prices for similar assets in active markets.

We did not have any significant assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2009.

(12)	Asset impairment charge

During our third quarter ended September 30, 2009, our minerals and materials segment recorded a non-cash impairment charge of $1,980 to write down certain fixed assets to their estimated fair values based on a third-party appraisal (Level 2 inputs).  The impairment charge is related to the closing of a plant due to reduced demand and is recorded within cost of sales within our Consolidated Statements of Operations.  In addition, we increased our inventory reserve by $293 (also recorded within the cost of sales) to record the excess of cost over net realizable value of the inventory located at this plant, bringing the total expense associated with this write-off to $2,273.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(13)	Leases

In 2008, we entered into a sale-leaseback transaction involving the construction of a new corporate facility.  Under terms of the operating lease, rental payments in fiscal 2009 approximate $2,532 and increase 2% annually thereafter through December 2028.

We have several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities.  Total rent expense under operating lease agreements was approximately $10,714, $6,746 and $7,264 in 2009, 2008 and 2007, respectively.

The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) as of December 31, 2009:

	Minimum Lease Payments
	Domestic	Foreign	Total
Year ending December 31:
2010	$8,454	$1,077	$9,531
2011	7,818	900	8,718
2012	6,592	464	7,056
2013	5,475	431	5,906
2014	4,226	421	4,647
Thereafter	46,622	537	47,159
Total	79,187	3,830	83,017

(14)	Employee Benefit Plans

We have a defined benefit pension plan covering substantially all of our domestic employees hired before January 1, 2004.  The benefits are based upon years of service and qualifying compensation.  Our funding is calculated using the actuarially determined unit credit cost method.  Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following tables set forth our pension obligations and funded status at December 31:

	Pension Benefits
	Defined Benefit Pension Plan		Supplementary Pension Plan
	2009	2008	2009	2008
Change in benefit obligations:
Beginning projected benefit obligation	$42,289	$40,098	$7,259	$7,320
Service cost	1,647	2,088	216	274
Interest cost	2,605	2,967	450	544
Actuarial (gain)/loss	(2,534)	(1,496)	1,239	(690)
Benefits paid	(1,178)	(1,368)	(135)	(189)
Ending projected benefit obligation	42,829	42,289	9,029	7,259

Change in plan assets:
Beginning fair value	26,609	37,808	-	-
Actual return	6,024	(10,831)	-	-
Company contribution	-	1,000	145	179
Benefits paid	(1,178)	(1,368)	(145)	(179)
Ending fair value	31,455	26,609	-	-

Funded status of the plan	(11,374)	(15,680)	(9,029)	(7,259)

The funded status of the SERP plan and our defined benefit pension plan is included within Pension liabilities in our Consolidated Balance Sheets.

Pension cost in each of the following years was comprised of:

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2009	2008	2007	2009	2008	2007
Service cost – benefits earned during the year	$1,647	$1,670	$1,659	$216	$219	$264
Interest cost on accumulated benefit obligation	2,605	2,374	2,208	450	435	394
Expected return on plan assets	(2,146)	(3,123)	(2,694)	-	-	-
Net amortization and deferral	490	4	66	74	119	104
Net periodic pension cost	2,596	925	1,239	740	773	762

The following table summarizes the assumptions used in determining our pension obligations at the end of each of our last two years:

	Defined Benefit Pension Plan		Supplementary Pension Plan
	2009	2008	2009	2008
Discount rate	5.91%	6.25%	5.95%	6.25%
Rate of compensation increase	4.00%	5.75%	4.00%	4.00%
Long-term rate of return on plan assets	8.25%	8.25%	N/A	N/A

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table summarizes the assumptions used in determining our net periodic benefit cost in the years ended December 31:

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Rate of compensation increase	5.75%	5.75%	5.75%	4.00%	4.00%	5.75%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A

We adopted the measurement date provisions of ASC 715 in 2008 which required us to measure the plan assets and projected benefit obligations as of December 31, 2008.  We had previously used an October 1st measurement date.  The impact of this change was a $423 reduction to retained earnings.  We expect to contribute up to $1,500 to the defined benefit pension plan in 2010.  The accumulated benefit obligation (ABO) for our defined benefit pension plan was $36,377 and $32,384 at December 31, 2009 and 2008, respectively.  The ABO for our supplementary pension plan was $6,404 and $5,566 at December 31, 2009 and 2008, respectively.

The estimated future benefit payments contemplated under these plans, reflecting expected future service, as appropriate, are presented in the following table:

	Defined Benefit Pension Plan	Supplementary Pension Plan

2010	$1,323	$145
2011	1,442	145
2012	1,587	156
2013	1,753	155
2014	1,917	171
2015 through 2019	12,869	2,512

Note 3 shows the amounts included within accumulated other comprehensive income as of December 31, 2009 and 2008 that have not yet been recognized as components of net periodic benefit cost.  Of these balances at December 31, 2009, the amounts expected to be amortized in the next fiscal year are $59 and $137 for the unrecognized prior service cost and unrecognized net actuarial loss, respectively.  Excluding the effect of income taxes, the amounts recognized within other comprehensive income and the prior service cost for 2009 and 2008 are as follows:

	2009	2008

Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$(5,173)	$12,548
Amortization of net actuarial loss (gain)	(506)	(73)
Amortization of prior service cost (credit)	(57)	(77)
Total change in other comprehensive income	(5,736)	12,398

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Defined benefit pension plan

The fair values of our defined benefit pension plan assets at December 31, 2009, by asset category, are as follows:

	Fair Value Measurements as of December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Short term investment funds	$1,113	$-	$1,113	$-
Equity securities:
US equity securities	11,556	-	11,556	-
International equity securities	5,014	2,364	2,650	-
AMCOL International common stock	1,989	1,989	-	-
Fixed income securities and bonds
Governmental agencies	1,646	782	864	-
Corporate bonds	1,675	1,675	-	-
Guaranteed investment contracts	4,680	-	4,680	-
Other investments
Real estate index funds	922	-	922	-
Commodities linked funds	1,264	1,264	-	-
Hedge funds	1,596	-	-	1,596
Total	31,455	8,074	21,785	1,596

Assets classified as Level 1 within the fair value hierarchy are valued using quoted prices on the major stock exchange on which individual assets are traded.  Where quoted prices are not available in active market, these assets are valued using pricing models, quoted prices of assets with similar characteristics in active markets or quoted prices for identical or similar assets in markets that are not active and are classified as Level 2 within the fair value hierarchy. Redemption for our hedge funds occur at net asset value and are subject to restrictions, therefore hedge funds assets are classified as Level 3 within the fair value hierarchy.

The following is a reconciliation of changes in fair value measurements of plan assets using significant unobservable inputs (Level 3):

Hedge Funds
Beginning balance at December 31, 2008	-
Purchases, sales, and settlements	1,500
Actual return on plan assets still held at reporting date	96
Ending balance at December 31, 2009	1,596

We employ a total return investment approach whereby we use a mix of equities and fixed income investments to maximize the long-term return of plan assets with a prudent level of risk.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and our corporate financial condition.  The investment portfolio contains a diversified blend of equity and fixed-income investments.  The investment objectives emphasize maximizing returns consistent with ensuring that sufficient assets are available to meet liabilities, and minimizing corporate cash contributions.  Our defined benefit plan assets are managed so as to include investments that balance income and capital appreciation.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Our defined benefit plan has a target range for different types of investments:  equity securities (between 41% and 69%), fixed income securities and bonds (between 18% and 31%), alternative investments (between 5% and 23%), and cash (between 0% and 10%).  This allocation takes into account factors such as the average age of employees covered by the Plan (benefit obligations) as well as overall market conditions.  Interim portfolio reviews result in investment allocations being evaluated at least twice a year by the Pension Committee and rebalancing takes place as needed.  Equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations.  Fixed income securities and bonds include both government and corporate investment vehicles.  These include a series of laddered debt securities as well as bond funds.

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

Defined contribution pension plan

Employees hired after December 31, 2003 do not participate in our defined benefit plan or SERP plan.  Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee’s savings plan equal to 3% of their compensation.  We made total cash contributions to this plan of $1,021, $1,291 and $862 in 2009, 2008 and 2007, respectively.

401 (k) Savings plan

We also have a savings plan for our U.S. personnel.  In 2009, we made a contribution in an amount equal to an employee’s contributions up to a maximum of 4% of the employee’s annual earnings.  We make contributions to this plan using either cash or our own common stock which we purchase in the open market.  Our contributions under the savings plan were $2,803 in 2009, $2,897 in 2008 and $2,444 in 2007.

Other

We also have a deferred compensation plan and a 401(k) restoration plan for our executives.

(15)	Stock Compensation Plans

For purposes of calculating compensation cost, we estimate the fair value of each award on the date of grant using the Black-Scholes option-pricing model.  We used the following assumptions in calculating the fair value of awards granted in each of the following years:

	2009	2008	2007
Risk-free interest rate	1.7%	2.2%	4.6%
Expected life of option in years	4	3	4
Expected dividend yield of stock	4.8%	2.6%	1.9%
Expected volatility of stock price	70.5%	52.5%	40.3%
Weighted-average per share fair value of options granted	$5.97	$7.70	$9.63

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1998 Long-Term Incentive Plan

This plan provides for the award of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock.  We reserved 3,900,000 shares of our common stock for issuance to our officers, directors and key employees.  Different terms and conditions apply to each form of award made under the plan.  Awards granted since 2003 vest ratably over a three year period and expire 6 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.  Options awarded under this plan prior to 2003 generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter until they are fully vested.  Options awarded under these plans were granted with an exercise price equal to the fair market value of the underlying common stock at the time of grant.  These options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.

Changes in options outstanding are summarized as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
1998 Long-Term Incentive Plan	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	1,057,519	$15.13	1,291,750	$13.56	1,636,749	$12.90
Granted	-	-	-	-	-	-
Exercised	(329,728)	8.26	(230,232)	6.09	(325,580)	9.70
Forfeited	-	-	(3,999)	26.02	(19,049)	23.40
Expired	(7,000)	24.31	-	-	(370)	5.00
Options outstanding at December 31	720,791	18.19	1,057,519	15.13	1,291,750	13.56
Options exercisable at December 31	720,791	18.19	969,535	14.15	1,020,314	10.68

Restricted Stock

In May 2008, we awarded 27,500 shares of restricted stock to three employees.  Restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the Compensation Committee of the Board of Directors.  Restricted stock has the same cash dividend and voting rights as other common stock.   The cost of the awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the period the restrictions lapse.  These awards were not material to our financial statements.

2006 Long-Term Incentive Plan

	December 31, 2009		December 31, 2008		December 31, 2007
2006 Long-Term Incentive Plan	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price
Awards outstanding at January 1	714,258	$27.11	373,825	$29.92	-	$-
Granted	372,750	15.11	375,350	24.43	377,525	29.92
Exercised	(500)	24.25	(3,669)	29.95	-	-
Forfeited	(7,166)	22.89	(31,248)	28.70	(3,700)	29.95
Expired	(14,285)	29.22	-	-	-	-
Awards outstanding at December 31	1,065,057	22.89	714,258	27.11	373,825	29.92
Awards exercisable at December 31	339,365	27.99	120,131	29.92	-	-

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

On May 11, 2006, our shareholders approved the AMCOL International Corporation 2006 Long-Term Incentive Plan.  This plan permits a total of 1,500,000 shares of AMCOL common stock to be awarded to eligible directors and employees through the use of nonqualified stock options, incentive stock options, restricted stock or restricted stock units, and stock appreciation rights.  Different terms and conditions apply to each form of award made under the plan.  Awards under these plans were granted with an exercise price equal to the fair market value of the underlying common stock at the time of grant.  Awards granted prior to 2009 have a six year life from the date of grant and vest ratably over a three year period from the date of grant.  Awards granted in 2009 have a ten year life from the date of grant and vest ratably over a three year period from the date of the grant. At any time, the Board of Directors may amend the plan, which automatically expires on May 12, 2016.

All Stock Compensation Plans

All Stock Compensation Plans	2009	2008	2007
Intrinsic value of awards exercised during the year	$4,352	$6,546	$8,900
Fair value of awards vested during the year	8,626	7,925	6,330
Grant date fair value of awards granted during the year	5,632	9,048	11,295

The following table summarizes information about stock compensation awards outstanding and exercisable at December 31, 2009:

				Weighted
		Weighted		Average
	Number	Average		Remaining
	of	Exercise	Intrinsic	Contractual
All Stock Compensation Plans	Awards	Price	Value	Life (Yrs.)
Awards outstanding at December 31, 2009	1,785,848	$20.99	$13,761	4.02
Awards exercisable at December 31, 2009	1,060,156	21.33	7,858	2.25

The following table summarizes information about our nonvested stock compensation awards outstanding:

	December 31, 2009		December 31, 2008		December 31, 2007
All Stock Compensation Plans - Nonvested Awards	Awards	Weighted Average Grant date Fair value	Awards	Weighted Average Grant date Fair value	Awards	Weighted Average Grant date Fair value
Nonvested awards outstanding at January 1	677,111	$26.47	645,261	$27.58	617,201	$21.70
Granted	372,750	15.11	370,350	24.43	377,525	29.92
Vested	(322,003)	26.79	(303,253)	26.13	(326,346)	19.40
Forfeited	(7,166)	22.89	(35,247)	28.40	(23,119)	24.15
Nonvested awards outstanding at December 31	720,692	20.48	677,111	26.47	645,261	27.58

(16)	Contingencies

We are party to a number of lawsuits arising in the normal course of its business.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(17)	Quarterly Results (Unaudited)

Unaudited summarized results for each quarter of the last two years are as follows:

	2009 Quarters
	First	Second	Third	Fourth

Minerals and materials	$80,157	$75,479	$89,021	$91,515
Environmental	44,233	55,370	64,493	50,508
Oilfield services	31,898	32,133	29,109	26,681
Transportation	11,291	11,558	12,487	11,306
Intersegment shipping	(3,160)	(3,340)	(4,190)	(3,312)
Net sales	164,419	171,200	190,920	176,698
Minerals and materials	$16,182	$14,912	$19,789	$20,744
Environmental	14,099	19,527	22,890	15,797
Oilfield services	11,605	11,363	9,618	6,134
Transportation	1,334	1,346	1,554	1,294
Gross profit	43,220	47,148	53,851	43,969
Minerals and materials	$7,608	$5,783	$10,472	$10,926
Environmental	3,694	7,154	10,755	4,096
Oilfield services	4,917	4,450	3,096	290
Transportation	481	509	693	480
Corporate	(6,533)	(4,116)	(5,791)	(5,478)
Operating profit	10,167	13,780	19,225	10,314
Income (loss) from continuing operations	$3,969	$5,939	$13,961	$11,002
Net income (loss)	$3,969	$5,939	$13,961	$11,002
Net income (loss) attributable to noncontrolling interests	$(207)	$(158)	$661	$(224)
Net income (loss) attributable to AMCOL shareholders	$4,176	$6,097	$13,300	$11,226
Basic earnings per share attributable to AMCOL shareholders (A)	$0.14	$0.20	$0.43	$0.36
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.14	$0.20	$0.43	$0.36

During our third quarter ended September 30, 2009, our minerals and materials segment recorded a non-cash impairment charge of $1,980 to write down certain fixed assets to their estimated fair values based on a third-party appraisal as discussed more fully in Note 12.

We recorded an income tax benefit of $0.9 million in our fourth quarter ending December 31, 2009 related to the resolution of audits on prior years’ tax returns.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2008 Quarters
	First	Second	Third	Fourth

Minerals and materials	$99,344	$107,003	$116,881	$105,758
Environmental	58,219	78,041	86,133	56,315
Oilfield services	24,143	37,655	38,379	33,423
Transportation	14,350	16,883	17,983	14,705
Intersegment shipping	(4,647)	(5,735)	(6,328)	(4,953)
Net sales	191,409	233,847	253,048	205,248
Minerals and materials	$16,677	$18,344	$20,675	$24,362
Environmental	19,421	26,876	28,402	16,900
Oilfield services	8,702	15,751	12,594	9,459
Transportation	1,550	1,689	1,896	1,601
Gross profit	46,350	62,660	63,567	52,322
Minerals and materials	$7,687	$8,520	$11,110	$13,162
Environmental	5,971	12,255	14,719	4,124
Oilfield services	3,949	8,748	6,194	4,336
Transportation	780	833	958	675
Corporate	(5,675)	(6,905)	(5,628)	(6,567)
Operating profit	12,712	23,451	27,353	15,730
Income from continuing operations	$8,654	$15,108	$1,557	$(257)
Net income	$8,654	$15,108	$1,557	$(257)
Net income (loss) attributable to noncontrolling interests	$33	$274	$(365)	$(211)
Net income (loss) attributable to AMCOL shareholders	$8,621	$14,834	$1,922	$(46)
Basic earnings per share attributable to AMCOL shareholders (A)	$0.28	$0.49	$0.06	$-
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.28	$0.48	$0.06	$-

(A)  Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year.  Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

In 2008 in the table above, Net income (loss) includes income of $1,262 in the first quarter and losses of $637, $14,697 and $7,642 in the second, third and fourth quarters, respectively, from our ownership interests in affiliates and joint ventures.  These losses arise primarily from our interest in Ashapura, which was accounted for under the equity method in 2008, and their losses on derivative instruments.  In 2009, we reduced our ownership percentage in Ashapura and are accounting for our investment in Ashapura as an available-for-sale security as of December 31, 2009.  We report the changes in the value of this available-for-sale security as unrealized gains and losses, net of applicable taxes, as a component of accumulated other comprehensive income within equity.

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
Prudential ICICI FMP Series
Prudential ICICI Monthly Income Plan
Reliance FHF II-Series ii
Reliance FHF-2 Qty Plan
Reliance Fixed Horizon Fund		-		53,697,000
Reliance Fixed Horizon Fund I
Reliance Fixed Horizon Fund ii Annual Plan		-		58,521,700
Std Chtd FMP Qtly Series 3
Tata Fixed Horizon Fund series 8
Templeton Monthly Income Plan		-		111,021,761
UTI Fixed Monthly plan
			515,519,376	-	1,030,983,444
Investments in Associates		-

1,700,000 Equity Shares of Ringgit 1 each of
Hudson MPA Sdn Bhd, Malaysia
Goodwill on Acquisition		37,662,910		37,662,910
Carrying amount of Investment		10,349,100		10,349,100
Accumulated Share of Profit or (Loss)		(5,730,297)		(5,543,307)
		42,281,713		42,468,703

50,000 Equity Shares of Rs 10 each of
Crystal Nanoclay Private Limited
Goodwill on Acquisition		3,616,261		3,616,261
Carrying amount of Investment		2,683,739		2,683,739
Accumulated Share of Profit or (Loss)		(1,890,000)		(2,602,685)

Provision for diminution in the value of Investment	(4,410,000)		-
	-		3,697,315

1,500,000 Equity Shares of Euro 1 each of
Ashapura Amcol NV, Antwerp
Goodwill / (Capital Reserve) on Acquisition	-		(75,749,388)
Carrying amount of Investment	-		162,707,713
Accumulated Share of Profit or (Loss)	-		(30,817,223)

	-		56,141,102
Ashapura Arcadia Logistic Private Limited
Goodwill / (Capital Reserve) on Acquisition	(7,825,342)		(7,825,342)
Carrying amount of Investment	8,375,342		8,375,342
Accumulated Share of Profit or (Loss)	4,538,137		7,403,377
	5,088,137		7,953,377

Shantilal Multiport Infrastructure Private Limited
Goodwill / (Capital Reserve) on Acquisition	(56,132,162)		(56,132,162)
Carrying amount of Investment	58,632,162		58,632,162
Accumulated Share of Profit or (Loss)	33,398,858		32,538,745
	35,898,858		35,038,745

EMO Ashapura Energy and Minerals Limited	-		191,856,000
		83,268,708		337,155,242
		600,912,781		1,370,263,383

SCHEDULE - I			31st MARCH 2008

CURRENT ASSETS, LOANS AND ADVANCES	31st MARCH 2009		(unaudited)

Current Assets

Inventories
(as taken, valued and certified by the management)

Finished and Semi-finished Goods *	1,828,499,728		1,667,818,179
Raw Materials	103,733,505		73,423,621
Packing Materials	16,677,829		21,162,243
Stores and Spares	43,547,865	1,992,458,927	52,704,461	1,815,108,504

* includes Rs. 25,492,752 related to pre operative expenses

Sundry Debtors (considered good)
Secured:
Over six months	-		-
Others	9,898,084		809,897,950
	9,898,084		809,897,950
Unsecured:
Over six months	381,419,791		249,865,094
Others	1,307,838,718		1,543,937,882
	1,689,258,509		1,793,802,976
Less : Provision for Doubtful Debts	193,716,077		-
	1,495,542,432	1,505,440,516	1,793,802,976	2,603,700,926

Other Current Assets

Cash on Hand	5,717,355		6,825,122

Balances with scheduled banks :
In Fixed Deposit Accounts	1,217,043,908		381,325,352
Funds in Transit and Cheques on Hand	10,544,631		11,001,821
Margin Money Accounts	195,934		836,012
Current Accounts	222,384,178		197,678,534
Dividend Accounts	1,430,226	1,457,316,232	1,180,378	598,847,219

Total I		4,955,215,675		5,017,656,649

Loans and Advances
(unsecured, considered good)

Advances recoverable in cash or kind or for value to be received		563,675,911		477,338,640
Advance payments of Taxes (net)		288,440,922		188,769,469
Trade Advances to Suppliers	751,679,111		909,236,507
Less : Provision for Doubtful Advances	26,849,440	724,829,671	-	909,236,507
Deposits		65,878,961		104,645,656

Total II		1,642,825,465		1,679,990,272

Total I + II		6,598,041,140		6,697,646,921

SCHEDULE - J		31st MARCH 2008

CURRENT LIABILITIES AND PROVISIONS	31st MARCH 2009	(unaudited)

Current Liabilities

Sundry Creditors	1,367,835,895	907,983,670
Advances from Customers	55,888,576	12,476,712
Investors Education & Protection Fund :
Unclaimed Dividend	1,466,374	1,202,938
Statutory Liabilities	35,183,946	54,080,121
Interest Accrued but not Due	6,089,564	7,590,807
Loss on Foreign currency Derivatives Payable	1,157,530,854	-
Other Liabilities	781,324,574	539,954,860

	3,405,319,783	1,523,289,108
Provisions

Provision for Bonus	11,939,496	3,161,750
Provision for Leave Encashment	6,833,041	9,568,062
Provision for Gratuity	967,754	337,227
Provision for Taxes (Net of Payments)	-	-
Proposed Dividend	-	126,349,744
Provision for Corporate Dividend Tax	-	21,473,139

	19,740,291	160,889,922

	3,425,060,074	1,684,179,030

SCHEDULE - K		31st MARCH 2008

MISCELLANEOUS EXPENDITURE NOT WRITTEN OFF	31st MARCH 2009	(unaudited)

Deferred Revenue Expenses	672,028	1,426,903

	672,028	1,426,903

SCHEDULE - L			2007-2008		2006-2007

SALES AND OPERATIONAL INCOME	2008-2009		(unaudited)		(unaudited)

Sales
Export Sales	6,565,442,816		15,407,767,618		11,579,974,060
Local Sales	2,590,382,104	9,155,824,920	1,835,798,977	17,243,566,595	1,069,531,785	12,649,505,845

Cargo Handling Charges		160,080,686		-		-

Forward Contract Premium		111,146,869		24,892,873		(59,819,873)

Export Incentieves and Credits		2,345,403		1,965,399		985,446

Freight Receipts on Sales		47,600,537		60,746,421		133,243,868

Service Tax Refund Claims		37,027,070		-		-

Shipping Operations Income		96,629,049		-		-

Other Operational Income		1,981,263		5,473,859		513,003

		9,612,635,797		17,336,645,147		12,724,428,289

SCHEDULE - M		2007-2008	2006-2007

OTHER INCOME	2008-2009	(unaudited)	(unaudited)

Dividend Received	80,300,514	63,022,849	37,785,400

Interest Received	35,213,031	30,934,951	22,231,241

Profit on Sale of Assets (net)	-	209,925	321,167

Profit on Sale of Investment (net)	9,025,889	20,140,593	1,037,066

Insurance Claim Received	-	7,143,194	-

Miscellaneous Income	6,892,023	6,583,858	7,261,039

	131,431,457	128,035,370	68,635,913

SCHEDULE - N		2007-2008	2006-2007
CHANGE IN INVENTORY	2008-2009	(unaudited)	(unaudited)

Opening Stock
Finished Goods and Semi-finished Goods	1,667,818,179	896,185,811	720,666,580

Closing Stock
Finished Goods and Semi-finished Goods	1,803,006,976	1,667,818,179	896,185,811

	(135,188,797)	(771,632,368)	(175,519,231)

SCHEDULE – O MATERIALS, MINING, MANUFACTURING ANDOTHER OPERATIONAL EXPENSES	2008-2009		2007-2008(unaudited)		2006-2007(unaudited)

Materials Consumed
Opening Stock	73,423,621		41,209,140		31,674,342
Purchases and Expenses	326,512,781		988,234,251		513,731,426
	399,936,402		1,029,443,391		545,405,768
Closing Stock	103,733,505	296,202,897	73,423,621	956,019,770	41,209,140	504,196,628

Mining Expenses

Rent and Royalty	113,729,136		63,351,359		88,750,937
Mineral Digging, Carting and
Other Mining Expenses	480,669,589	594,398,725	721,106,318	784,457,677	386,210,332	474,961,269

Manufacturing and Processing Expenses

Packing Materials Consumption and Expenses	92,673,736		84,592,412		71,978,272
Machinery Repairs and Maintenance	29,795,572		21,583,099		24,520,842
Power and Fuel	189,047,362		119,501,131		145,251,482
Carriage Inward	45,513,758		82,677,829		42,819,804
Stores & Spares Consumed	29,750,695		72,398,020		16,661,999
Trial Run Production Expenditure	17,662,523		-		-
Other Expenses	67,613,458	472,057,104	146,752,501	527,504,992	83,634,578	384,866,977

Ship Operating Expenses		169,829,486		-		-

Trading Purchases		2,535,775,962		2,366,550,646		3,574,105,224

		4,068,264,174		4,634,533,085		4,938,130,098

SCHEDULE - P		2007-2008	2006-2007
DIRECT SELLING AND DISTRIBUTION EXPENSES	2008-2009	(unaudited)	(unaudited)

Discount and Rate Difference	1,512,308	7,992,086	4,823,975
Sales Commission	60,891,346	141,230,950	107,949,916
Export Freight and Insurance	2,523,204,844	6,828,424,230	3,169,004,835
Cargo Handling Expenses	111,551,140
Shipment and Other Expenses	1,388,780,666	3,800,874,517	2,272,048,800
Royalty on Sales	4,355,119	3,173,797	3,583,175

	4,090,295,423	10,781,695,580	5,557,410,701

SCHEDULE – Q ADMINISTRATIVE EXPENSES	2008-2009		2007-2008(unaudited)		2006-2007(unaudited)

Personnel Costs

Salaries, Wages, Bonus and Other Expenses	227,072,580		157,331,116		118,716,087
Contrubution to PF, ESI and other Funds	21,657,578		16,959,392		9,007,272
Employee Stock Option Compensation	-		8,965,537		23,231,813
Staff Welfare & Insurance	13,029,750		10,122,286		-
Directors' Remuneration	9,603,502	271,363,410	13,356,370	206,734,701	14,070,532	165,025,704

Administrative and Other Expenses

Travelling Expenses (including Directors' travelling of Rs.2,486,780 ; previous year Rs.3,112,635)	32,949,236		36,255,753		35,098,134
Rent	29,348,549		9,614,173		5,810,036
Rates and Taxes	3,378,687		3,636,597		2,331,127
Insurance Premiums	4,333,430		4,906,762		4,610,577
Repairs to Buildings and Others	9,430,045		4,571,273		3,983,995
Advertisement and Business Promotion Expenses	8,948,807		10,499,565		10,770,492
Directors' Sitting Fees	164,250		153,500		137,250
Commission to Non-Whole time Directors	200,000		1,000,000		2,000,000
Guarantee Commission to Directors	-		3,048,000		3,159,000
Legal and Professional Fees	81,994,658		55,051,660		32,598,574
Payments to Auditors	4,340,211		4,396,514		2,416,970
Bad Debts and Advances Written Off (net)	76,181,646		37,830,415		1,651,177
Provision for Doubtful Debts & Advances	220,565,517		-		-
Provision for Diminution in Investment in Associates	4,410,000		-		-
Donations	6,098,078		8,854,512		13,861,205
Loss on Sale / Disposal of Assets	1,345,994		-		-
Wealth Tax	-		130,000		135,000
Non-Compete Agreement Deferred Expenses	-		-		2,750,000
Other Deferred Revenue Expenses (Amortization)	537,590		2,625,040		2,707,503
Preliminary Expenses Written Off	8,741		8,742		81,305
General Expenses	142,278,617		135,353,223		111,733,184
		626,514,056		317,935,729		235,835,530

		897,877,466		524,670,430		400,861,234

SCHEDULE - R		2007-2008	2006-2007
INTEREST	2008-2009	(unaudited)	(unaudited)

Working Capital Fianance	240,614,432	149,339,174	119,783,573
Term Loans	40,120,628	10,533,932	14,875,788
Others	2,667,963	1,804,811	2,282,056

	283,403,023	161,677,917	136,941,417

SCHEDULE – S

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31st MARCH 2009

a.	Figures in the brackets are the figures for the previous year, unless otherwise stated.

b.	All the amounts are stated in Indian Rupees, unless otherwise stated.

c.	Previous year’s figures are regrouped and rearranged, wherever necessary.

1	Basis of Presentation of Financial Statements

The consolidated financial statements relate to Ashapura Minechem Limited (“the Company”), its subsidiary companies, joint venture companies and associates. The consolidated accounts have been prepared on the following basis:

a.
The financial statements of the subsidiaries, joint ventures and associates used in the consolidation are drawn up to the same reporting date as that of the parent company, i.e. year ended 31 st  March 2009 except for a foreign joint venture company, EMO Ashapura Energy and Mining Limited – Nigeria where the accounts are last drawn up to 31 st December 2008.

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

The mark to market (MTM) valuation of forward contracts and options outstanding as at the balance sheet date, in accordance with the announcement dated 29 th  March 2008 by the Institute of Chartered Accountants of India, indicates basic loss of Rs.250.82 crores subject to favorable spot rate in the remaining tenor of the contracts. Since the contracted foreign currency is intended to be delivered on and around stipulated dates and the management is of the opinion that the said loss is notional loss and not crystallized as on the balance sheet date, the same is not provided for the accounts.

5.
The Company has disclosed only such policies and notes from the individual financial statements, which fairly present the needed disclosures. Lack of homogeneity and other similar considerations made it desirable to exclude some of them, which in the opinion of the management, could be better viewed, when referred from the individual financial statements.

6.
Two companies, Ashapura Amcol NV – Antwerp  and Emo Ashapura Energy and Mining Limited – Nigeria were associates till 31 st  March, 2008, which have become joint ventures companies during the year and have been considered in consolidation accordingly in the respective years.

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

Date: March 16, 2010

AMCOL INTERNATIONAL CORPORATION

By:	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hughes	March 16, 2010
John Hughes
Chairman of the Board and Director

/s/ Lawrence E. Washow	March 16, 2010
Lawrence E. Washow
President and Chief Executive Officer
and Director

/s/ Donald W. Pearson	March 16, 2010
Donald W. Pearson
Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown	March 16, 2010
Arthur Brown
Director

/s/ Daniel P. Casey	March 16, 2010
Daniel P. Casey
Director

/s/ Jay D. Proops	March 16, 2010
Jay D. Proops
Director

/s/ Clarence O. Redman	March 16, 2010
Clarence O. Redman
Director

/s/ Dale E. Stahl	March 16, 2010
Dale E. Stahl
Director

/s/ Audrey L. Weaver	March 16, 2010
Audrey L. Weaver
Director

/s/ Paul C. Weaver	March 16, 2010
Paul C. Weaver
Director

INDEX TO EXHIBITS

Exhibit Number

3.1	Restated Certificate of Incorporation of the Company (1), as amended (2), as amended (3)
3.2	Bylaws of the Company as amended and restated (4)
4	Article Four of the Company’s Restated Certificate of Incorporation (1), as amended (3)
10.1	AMCOL International Corporation Nonqualified Deferred Compensation Plan (5)
10.2	AMCOL International Corporation 1998 Long-Term Incentive Plan (6), as amended* (7)
10.3	AMCOL International Corporation 2006 Long-Term Incentive Plan (8), as amended * (5)
10.4	AMCOL International Corporation Annual Cash Incentive Plan* (8)
10.5	AMCOL International Corporation Discretionary Cash Incentive Plan* (8)
10.6	AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees* (5)
10.7	Employment Agreement effective as of March 25, 2009 by and between Registrant and Lawrence E. Washow* (9)
10.8	Employment Agreement effective as of February 2, 2009 by and between Registrant and Donald W. Pearson* (9)
10.9	Employment Agreement effective as of March 25, 2009 by and between Registrant and Gary Castagna* (9)
10.10	Employment Agreement effective as of March 25, 2009 by and between Registrant and Ryan F. McKendrick* (9)
10.11
A written description of compensation for the Board of Directors of the Company is set forth under the caption “Director Compensation” in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company’s shareholders in connection with the Annual Meeting of Shareholders to be held on May 6, 2010, and is hereby incorporated by reference.*

10.12
Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, Wells Fargo Bank, N.A., Bank of America N.A. and the Northern Trust Company dated November 10, 2005 (10), as amended (11), as further amended (12), as further amended (13), as further amended (15)

10.13	Asset Purchase Agreement dated as of May 14, 2008 by and among CETCO Oilfield Services Company and Premium Reeled Tubing, L.L.C. (14)
10.14	Form of Indemnification Agreement between the Company and its directors and executive officers (4)
10.15	Employment Agreement effective as of January 1, 2010 by and between Registrant and Michael Johnson* (16)
10.16	Employment Agreement effective as of January 1, 2010 by and between Registrant and Robert Trauger* (16)
10.17	Form of Restricted Stock Award Agreement between Registrant and Gary Castagna and Ryan F. McKendrick* (17)
21	AMCOL International Corporation Subsidiary Listing
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Sanghavi & Company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the. Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(3)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on February 13, 2009.
(5)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
(6)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(7)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.

(9)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(10)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
(11)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on May 23, 2008.
(14)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 19, 2008.
(15)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.
(17)
Exhibit is attached hereto and filed as Exhibit 10.17 “Form of Restricted Stock Award Agreement.” Each of Messrs. Castagna and McKendrick entered into substantially identical Restricted Stock Award Agreements in connection with the grant of such awards on November 25, 2009, reported on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 1, 2009.

*Management compensatory plan or arrangement