Form 10-Q
period 2010-03-31
AMCOL INTERNATIONAL CORP
filed 2010-04-28
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at April 21, 2010
(Common stock, $.01 par value)	30,955,356 Shares

AMCOL INTERNATIONAL CORPORATION

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1:  Financial Statements

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$23,387	$27,669
Accounts receivable, net	150,238	148,260
Inventories	95,037	96,173
Prepaid expenses	13,150	12,509
Deferred income taxes	7,143	6,525
Income tax receivable	5,352	2,431
Other	5,490	463

Total current assets	299,797	294,030

Investment in and advances to affiliates and joint ventures	31,587	32,228

Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	58,075	57,898
Depreciable assets	425,327	414,617

	483,402	472,515
Less: accumulated depreciation and depletion	239,723	236,269

	243,679	236,246
Other assets:
Goodwill	70,311	71,156
Intangible assets, net	46,139	47,185
Available-for-sale securities	22,452	25,563
Deferred income taxes	2,074	2,513
Other assets	21,827	25,339
	162,803	171,756
	$737,866	$734,260

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS' EQUITY	(unaudited)	*
Current liabilities:
Accounts payable	$45,867	$40,335
Accrued liabilities	41,958	49,981
Total current liabilities	87,825	90,316

Long-term debt	212,993	207,017

Pension liabilities	20,399	20,403
Deferred compensation	7,913	7,544
Other long-term liabilities	29,361	29,208
	57,673	57,155
Equity:
Common stock	320	320
Additional paid in capital	86,133	84,830
Retained earnings	275,762	275,200
Accumulated other comprehensive income	28,302	32,174
	390,517	392,524
Treasury stock	(12,455)	(14,377)
Total AMCOL shareholders' equity	378,062	378,147

Noncontrolling interest	1,313	1,625
Total equity	379,375	379,772
	$737,866	$734,260

*Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$174,951	$164,419
Cost of sales	130,404	121,199
Gross profit	44,547	43,220
General, selling and administrative expenses	33,787	33,053
Operating profit	10,760	10,167
Other income (expense):
Interest expense, net	(2,216)	(3,407)
Other, net	(447)	(1,212)
	(2,663)	(4,619)
Income before income taxes and income (loss) from affiliates and joint ventures	8,097	5,548
Income tax expense	2,182	1,571
Income before income (loss) from affiliates and joint ventures	5,915	3,977
Income (loss) from affiliates and joint ventures	(91)	(8)
Net income (loss)	5,824	3,969

Net income (loss) attributable to noncontrolling interests	(304)	(207)
Net income (loss) attributable to AMCOL shareholders	$6,128	$4,176

Weighted average common shares outstanding	31,041	30,694
Weighted average common and common equivalent shares outstanding	31,419	30,909

Basic earnings per share attributable to AMCOL shareholders	$0.20	$0.14

Diluted earnings per share attributable to AMCOL shareholders	$0.20	$0.14

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
Net income (loss)	$5,824	$3,969	$6,128	$4,176	$(304)	$(207)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,338)	(8,966)	(1,330)	(8,923)	(8)	(43)
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,986)	-	(1,986)	-	-	-
Unrealized gain (loss) on interest rate swap agreement, net of tax	(586)	168	(586)	168	-	-
Other, net of tax	30	(60)	30	(60)	-	-

Comprehensive income (loss)	$1,944	$(4,889)	$2,256	$(4,639)	$(312)	$(250)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2008	$328,355	$262,453	$(4,721)	$320	$(18,196)	$86,350	$2,149
Net income (loss)	3,969	4,176					(207)
Cash dividends	(5,505)	(5,505)
Purchase of treasury stock	(175)				(175)
Issuance of treasury shares pursuant to employee stock compensation plans	753				1,908	(1,155)
Tax benefit from employee stock compensation plans	315					315
Vesting of common stock in connection with employee stock compensation plans	715					715
Comprehensive income (loss)	(8,858)		(8,815)				(43)

Balance at March 31, 2009	319,569	261,124	(13,536)	320	(16,463)	86,225	1,899

Balance at December 31, 2009	$379,772	$275,200	$32,174	$320	$(14,377)	$84,830	$1,625
Net income (loss)	5,824	6,128					(304)
Cash dividends	(5,566)	(5,566)
Issuance of treasury shares pursuant to employee stock compensation plans	2,419				1,922	497
Tax benefit from employee stock compensation plans	25					25
Vesting of common stock in connection with employee stock compensation plans	781					781
Comprehensive income (loss)	(3,880)		(3,872)				(8)

Balance at March 31, 2010	379,375	275,762	28,302	320	(12,455)	86,133	1,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flow from operating activities:
Net income	$5,824	$3,969
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	8,552	8,958
Other non-cash charges	2,008	2,349
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(4,185)	38,898
Decrease (increase) in noncurrent assets	(1,193)	446
Increase (decrease) in current liabilities	(1,674)	(14,677)
Increase (decrease) in noncurrent liabilities	(771)	710
Net cash provided by (used in) operating activities	8,561	40,653
Cash flow from investing activities:
Capital expenditures	(16,077)	(23,597)
Capital expenditures - corporate building	-	(6,400)
Proceeds fron sale of depreciable assets - corporate building	-	6,400
Receipts from (advances to) Chrome Corp	-	6,000
Investments in and advances to affiliates and joint ventures	(110)	(575)
Other	269	479
Net cash used in investing activities	(15,918)	(17,693)
Cash flow from financing activities:
Net change in outstanding debt	6,882	(3,227)
Proceeds from sales of treasury stock	1,995	743
Purchases of treasury stock	-	(165)
Dividends	(5,566)	(5,505)
Excess tax benefits from stock-based compensation	22	612
Net cash provided by (used in) financing activities	3,333	(7,542)
Effect of foreign currency rate changes on cash	(258)	(2,298)
Net increase (decrease) in cash and cash equivalents	(4,282)	13,120
Cash and cash equivalents at beginning of period	27,669	19,441
Cash and cash equivalents at end of period	$23,387	$32,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

We, AMCOL International Corporation (the “Company”), operate in five segments:  minerals and materials, environmental, oilfield services, transportation and corporate.  Our minerals and materials segment mines, processes and distributes minerals and products with similar applications for use in various industrial and consumer markets, including metalcasting, pet care, detergents, iron ore pelletizing, and drilling industries. Our environmental segment manufactures and distributes products and related services for use as a moisture barrier in commercial construction, landfill liners and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, nitrogen, rental tools, coil tubing and well testing data services for the oil and natural gas industry.  Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Our corporate segment includes the elimination of intersegment shipping revenues as well as certain expenses associated with research and development, management, benefits and information technology activities for our Company.  The composition of our revenues by segment is as follows:

	Three Months Ended
	March 31,
	2010	2009
Minerals and materials	56%	49%
Environmental	22%	27%
Oilfield services	17%	19%
Transportation	7%	7%
Intersegment shipping	-2%	-2%
	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management and, other than the condensed consolidated balance sheet as of December 31, 2009, is unaudited.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2009.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended March 31, 2010 and 2009, and our financial position as of March 31, 2010, and all such adjustments are of a normal recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three months ended March 31, 2010.  These reclassifications did not have a material impact on our financial statements.

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standard Board (“FASB”) issued guidance codified in ASC Topic 810, which amends consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continual involvement with VIEs.  The adoption of this guidance on January 1, 2010 did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance codified in ASC Topic 820, which requires separate disclosure and reasoning of amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements.  The adoption of this guidance on January 1, 2010 relating to new disclosures for Level 1 and Level 2 fair value measurements did not have a material impact on our financial statements.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Weighted average number of common shares outstanding	31,041,398	30,694,053
Dilutive impact of stock based compensation	377,284	215,126
Weighted average number of common and common equivalent shares outstanding for the period	31,418,682	30,909,179
Number of common shares outstanding at the end of the period	30,939,931	30,591,488

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	497,764	1,530,997

Note 3:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at March 31, 2010 and December 31, 2009 are comprised of the following components:

	March 31,	December 31,
	2010	2009
Crude stockpile inventories	$28,915	$30,510
In-process and finished goods inventories	41,548	40,368
Other raw material, container, and supplies inventories	24,574	25,295
	$95,037	$96,173

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

	March 31,
	2010	2009
Balance at beginning of period	$6,584	$5,649
Settlement of obligations	(303)	(590)
Liabilities incurred and accretion expense	407	1,073
Balance at end of period	$6,688	$6,132

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

The following summaries set forth certain financial information by business segment:

	Three Months Ended
	March 31,
	2010	2009
Net sales:
Minerals and materials	$97,688	$80,157
Environmental	38,175	44,233
Oilfield services	30,204	31,898
Transportation	12,120	11,291
Intersegment shipping	(3,236)	(3,160)
Total	$174,951	$164,419

Operating profit (loss):
Minerals and materials	$14,306	$7,608
Environmental	(217)	3,694
Oilfield services	1,228	4,917
Transportation	511	481
Corporate	(5,068)	(6,533)
Total	$10,760	$10,167

	As of Mar. 31, 2010	As of Dec. 31, 2009
Assets:
Minerals and materials	$396,290	$384,896
Environmental	140,471	151,265
Oilfield services	149,124	145,981
Transportation	4,513	3,552
Corporate	47,468	48,566
Total	$737,866	$734,260

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Depreciation, depletion and amortization:
Minerals and materials	$3,796	$4,113
Environmental	1,384	1,484
Oilfield services	2,924	2,950
Transportation	8	11
Corporate	440	400
Total	$8,552	$8,958

Capital expenditures:
Minerals and materials	$13,001	$19,815
Environmental	453	536
Oilfield services	2,502	2,465
Transportation	37	-
Corporate	84	7,181
Total	$16,077	$29,997

Research and development expense:
Minerals and materials	$1,323	$1,335
Environmental	646	527
Oilfield services	159	167
Corporate	81	86
Total	$2,209	$2,115

Note 5:	EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Three Months Ended
	March 31,
	2010	2009
Service cost	$350	$412
Interest cost	623	651
Expected return on plan assets	(654)	(554)
Amortization of acturial (gain) / loss	-	107
Amortization of prior service cost	16	16
Net periodic benefit cost	$335	$632

As previously disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2009, we expect to contribute up to $1,500 to our pension plan in 2010, of which $500 was contributed in the first quarter ended March 31, 2010.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 6:	INCOME TAXES

Our effective tax rate for the three months ended March 31, 2010 and 2009 was 26.9% and 28.3%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Condensed Consolidated Balance Sheet:

		Fair Value as of
Liability Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$4,003	$3,082

Cash flow hedges

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives
	(Effective Portion)
	Three Months Ended March 31,
	2010	2009

Interest rate swaps, net of tax	$(586)	$168

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

We use interest rate swaps to manage floating interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the agreements.  As of March 31, 2010 and 2009, we had an interest rate swap outstanding which effectively hedges the variable interest rate on $30,000 of our senior notes to a fixed rate of 5.6% per annum.  As of March 31, 2010, we also had another interest rate swap outstanding which effectively hedges the variable interest rate on $23,000 of our borrowings under our revolving credit agreement to a fixed rate of 3.6% per annum plus credit spread over the term of the borrowing.

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

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments		2010	2009

Foreign currency exchange contracts	Other, net	$1	$(882)

We did not have any significant foreign exchange derivative instruments outstanding as of March 31, 2010 or December 31, 2009.

Note 8:	FAIR VALUE MEASUREMENTS

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

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$4,003	$-	$4,003	$-

Available-for-sale securities	22,452	22,452	-	-

Deferred compensation plan assets	7,419	-	7,419	-

Supplementary pension plan assets	6,149	-	6,149	-

		Fair Value Measurements Using
	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$3,082	$-	$3,082	$-

Available-for-sale securities	25,563	25,563	-	-

Deferred compensation plan assets	7,285	-	7,285	-

Supplementary pension plan assets	5,885	-	5,885	-

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

We did not have any significant assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 or December 31, 2009.

Note 9:	CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, certain statements we make, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth and levels of capital expenditures. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following: actual performance in our various markets; conditions in the metalcasting and construction markets; oil and gas prices and conditions in those industries; operating costs; seasonality of our environmental and oilfield services segments; competition; currency exchange rates and devaluations; delays in development, production and marketing of new products; integration of acquired businesses; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission (SEC).  We undertake no duty to update any forward looking statements to actual results or changes in our expectations.

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

Bentonite is surface mined when it is commercially feasible to have it shipped to a plant for further processing, including crushing, drying, milling, and packaging.  Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve.  Nicknamed the mineral of a thousand uses, bentonite has several unique characteristics including its ability to bind, swell, adsorb, control rheology, soften fabrics, and have its surface modified through chemical and physical reactions.  Our research and development activities, including our understanding of bentonite properties, mining methods, processing and application to markets are core components of our longevity and future prospects.

We operate in five segments:  minerals and materials, environmental, oilfield services, transportation and corporate.  Both our minerals and materials and environmental segments operate manufacturing facilities in North America, Europe, and the Asia-Pacific region.  Our minerals and materials segment also owns and operates a chrome mine in South Africa.  Our oilfield services segment principally operates in North America’s Gulf of Mexico and surrounding states and also has a growing presence in South America, Africa and Asia.  Additionally, we have a transportation segment that performs trucking services for our domestic minerals and materials and environmental businesses as well as third parties.

Our customers are engaged in various end-markets and geographic regions. Customers in the minerals and materials segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat litter box filler, cosmetics and detergents.  Customers in our environmental segment include construction contractors, engineering contractors and government agencies.  The oilfield services segment’s customer base is primarily comprised of oil and natural gas exploration and production (E&P) companies.  A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence.  A majority of our sales are made pursuant to short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

A majority of our revenues are generated in the Americas, principally North America.  Consequently, the state of the U.S. economy, and especially the metalcasting and industrial construction industries, impacts our revenues.  Our fastest growing markets are in the Asia-Pacific and European regions, which have continued to outpace the U.S. in economic growth.

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

•
Globalization:  As we have done for decades, we continue to expand our manufacturing and marketing organizations into emerging geographic markets.  We see significant opportunities in the Asia-Pacific and Eastern European regions for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting, contracting services, and lining technologies, are expected to grow in these areas.  We expect to take advantage of these growth areas, either through our wholly-owned subsidiaries or investments in affiliates and joint ventures.

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

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  We describe certain risks throughout this report as well as under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K for the year ended December 31, 2009.  In general, the significance of these risks has not materially changed since our Annual Report on Form 10-K for the period ended December 31, 2009.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations describes relevant aspects of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis.  We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain.  As a result, actual results could differ from these estimates.  For more information on our critical accounting policies, please read our Annual Report on Form 10-K for the year ended December 31, 2009.

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results.  This discussion should be read with the accompanying condensed consolidated financial statements.

The following consolidated income statement review and segment analysis discuss the results for the three month period ended March 31, 2010 and the comparable results in the prior year.

Three months ended March 31, 2010 vs. March 31, 2009

Consolidated Income Statement Review

The table below compares our operating results for the quarters ended March 31, 2010 and 2009.  The comments in this section discuss our results overall and are followed with a more detailed discussion of each segment’s key operating results.

	Three Months Ended March 31,
Consolidated	2010	2009	2010 vs. 2009
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$174,951	$164,419	6.4%
Cost of sales	130,404	121,199
Gross profit	44,547	43,220	3.1%
margin %	25.5%	26.3%
General, selling and administrative expenses	33,787	33,053	2.2%
Operating profit	10,760	10,167	5.8%
margin %	6.2%	6.2%
Other income (expense):
Interest expense, net	(2,216)	(3,407)	-35.0%
Other, net	(447)	(1,212)	-63.1%
	(2,663)	(4,619)

Income before income taxes and income (loss) from affiliates and joint ventures	8,097	5,548
Income tax expense	2,182	1,571	38.9%
effective tax rate	26.9%	28.3%

Income before income (loss) from affiliates and joint ventures	5,915	3,977
Income (loss) from affiliates and joint ventures	(91)	(8)	1037.5%

Net income (loss)	5,824	3,969

Net income (loss) attributable to noncontrolling interests	(304)	(207)	46.9%

Net income (loss) attributable to AMCOL shareholders	$6,128	$4,176	46.7%

Basic earnings per share attributable to AMCOL shareholders	$0.20	$0.14	42.9%

Diluted earnings per share attributable to AMCOL shareholders	$0.20	$0.14	42.9%

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

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	8.9%	0.0%	1.7%	10.6%
Environmental	-5.3%	0.1%	1.5%	-3.7%
Oilfield services	-1.6%	0.0%	0.6%	-1.0%
Transportation & intersegment shipping	0.5%	0.0%	0.0%	0.5%
Total	2.5%	0.1%	3.8%	6.4%
% of change	39.4%	2.0%	58.6%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	35.3%	9.8%	10.7%	55.8%
Environmental	10.4%	9.2%	2.2%	21.8%
Oilfield services	14.4%	0.6%	2.3%	17.3%
Transportation	5.1%	0.0%	0.0%	5.1%

Total - current year's period	65.2%	19.6%	15.2%	100.0%
Total from prior year's comparable period	70.3%	20.0%	9.7%	100.0%

Net sales:

Net sales increased largely due to organic growth in our minerals and materials segment offset by organic decreases in our environmental segment.  Sales are more concentrated in our Asia Pacific businesses, which are recovering more quickly from the previous year’s economic recession.

Gross profit:

Overall gross profit increased slightly due to the increase in sales as mentioned above.  Our minerals and materials segment continued to increase its gross margins.  However, continued margin pressures in our oilfield services segment combined, to a lesser extent, with decreased margins in our environmental segment resulted in a slight overall decrease in gross margins.

General, selling & administrative expenses (GS&A):

GS&A expenses increased slightly overall.  Each of our minerals and materials, environmental, and oilfield services segments’ GS&A costs increased, offset by a large decrease in our corporate segment.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the overall increase in GS&A expenses.  Operating profit margin remained flat overall.  It decreased across all segments except the minerals and materials segment, and our environmental segment experienced its first operating loss in history due to various factors as discussed later herein.

Interest expense, net:

Net interest expense decreased due to decreased average debt levels.  The majority of our long-term debt has a variable rate of interest which is primarily influenced by changes in LIBOR rates, which have also decreased as compared to the prior year period.  We decreased our debt levels throughout 2009 as our working capital levels decreased and as we curtailed discretionary capital expenditures in response to the economic recession occurring at that time.  Thus, we began fiscal 2010 with debt levels significantly less than those that existed in the comparable 2009 period.  In 2010, we would expect our debt levels to fluctuate with the seasonal nature of our businesses, our level of capital expenditures and the working capital needs of our businesses.

Other income (expense):

Other expense primarily represents foreign currency transaction gains and losses for third party and intercompany related transactions as well as gains and losses on foreign currency derivatives.  In the 2010 period, we had fewer intercompany transactions denominated in foreign currencies, resulting in a reduced amount of losses from changes in foreign currency exchange rates.

Income tax expense:

Our effective tax rate decreased due to a greater concentration of income in lower tax rate jurisdictions, both domestic and foreign.

Diluted earnings per share:

Diluted EPS increased commensurate with the increase in net income as opposed to a change in the weighted average shares outstanding, which remained relatively constant.

Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

	Three Months Ended March 31,
Minerals and Materials	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$97,688	100.0%	$80,157	100.0%	$17,531	21.9%
Cost of sales	73,478	75.2%	63,975	79.8%
Gross profit	24,210	24.8%	16,182	20.2%	8,028	49.6%
General, selling and administrative expenses	9,904	10.1%	8,574	10.7%	1,330	15.5%
Operating profit	14,306	14.7%	7,608	9.5%	6,698	88.0%

	Three Months Ended March 31,
Minerals and Materials Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Metalcasting	$44,340	$31,541	40.6%
Specialty materials	25,808	22,662	13.9%
Pet products	16,438	17,415	-5.6%
Basic minerals	9,346	7,850	19.1%
Other product lines	1,756	689	*
Total	97,688	80,157

* Not meaningful.

Increased volumes drove the increase in revenues over the prior year quarter.  These volumes were generated in our domestic and Asian operations primarily in our metalcasting product line as demand for iron castings for heavy equipment and automobiles increased.  Favorable foreign currency fluctuations (primarily a weakening of the U.S. dollar and the Great British pound, the Australian dollar, and the Korean won) also contributed to the increase in revenues.  These increases in volumes also accounted for the increase in gross profit and gross margins.  We have made significant improvements in our operations, especially domestically, which have allowed us to capitalize on increased volumes without equal increases in cost of goods sold.

Approximately half of the increase in GS&A expenses arises from foreign currency exchange rate fluctuations as well as the start up of our South African operations, which commenced in the second quarter of 2009.  In addition, our employee and employee related expenses increased as a result of greater sales and profit levels.  Operating margins increased due to the significant increase in gross profit margin mentioned previously.

Environmental Segment

	Three Months Ended March 31,
Environmental	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$38,175	100.0%	$44,233	100.0%	$(6,058)	-13.7%
Cost of sales	27,179	71.2%	30,134	68.1%
Gross profit	10,996	28.8%	14,099	31.9%	(3,103)	-22.0%
General, selling and administrative expenses	11,213	29.4%	10,405	23.5%	808	7.8%
Operating profit (loss)	(217)	-0.6%	3,694	8.4%	(3,911)	-105.9%

	Three Months Ended March 31,
Environmental Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Lining technologies	$16,565	$20,105	-17.6%
Building materials	12,501	12,378	1.0%
Contracting services	4,214	6,648	-36.6%
Drilling products	4,895	5,102	-4.1%
Total	38,175	44,233

Revenues in the environmental segment decreased primarily due to inclement weather conditions, partially offset by favorable effects of foreign currency exchange rate fluctuations mostly from the Polish zloty and the Great British pound.  The inclement weather conditions affected our domestic and European businesses, especially within our lining technologies and contracting services product lines.  Gross profits declined with the decrease in sales and volumes, which also contributed to the decrease in gross margins.  A larger concentration of sales within our building materials division helped to ameliorate the decrease in gross margins to some extent as our building materials products are generally more profitable.

The slight increase in GS&A expenses within this segment is due mainly to fluctuations in foreign currency exchange rates, notably the Polish zloty and other European currencies.  Overall operating profits and margins followed the decrease in gross profits and margins.

Oilfield Services Segment

	Three Months Ended March 31,
Oilfield Services	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$30,204	100.0%	$31,898	100.0%	$(1,694)	-5.3%
Cost of sales	22,190	73.5%	20,293	63.6%
Gross profit	8,014	26.5%	11,605	36.4%	(3,591)	-30.9%
General, selling and administrative expenses	6,786	22.5%	6,688	21.0%	98	1.5%
Operating profit	1,228	4.0%	4,917	15.4%	(3,689)	-75.0%

Our international oilfield services operations increased their revenues by $2.3 million whereas our domestic operations experienced a decrease of $4.0 million.  Our domestic operations continue to suffer from increased competition and uncertainty as to future natural gas prices; the uncertainty of these prices affects the demand for our services.   In addition, the first quarter of 2009 benefited from work following the hurricanes that occurred in late 2008; there were no significant hurricanes in 2009 in the Gulf of Mexico region.  Our filtration operations continue to suffer from the lack of testing activities on pipelines, partly due to the lack of hurricane activity.

These factors have also affected our international operations, but to a lesser extent as our foreign operations are significantly more dependent upon individual customer relationships and large, individual contracts with those customers.  The increase in our revenues from foreign operations arose mostly from our Australian operations, where we serviced a large international customer’s needs.

Our gross profits decreased due to the increased competition mentioned above as well as a decrease in revenues from our larger service offerings, such as filtration and well testing, which contain a greater fixed cost structure.  In addition, our cost structure increased in anticipation of jobs and contracts which were delayed.  These factors led to the decrease in gross margin.

GS&A expenses remained relatively stable.  The decrease in operating profits and related margin followed from the decrease in gross profit and related margin.

Transportation Segment

	Three Months Ended March 31,
Transportation	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$12,120	100.0%	$11,291	100.0%	$829	7.3%
Cost of sales	10,793	89.1%	9,957	88.2%
Gross profit	1,327	10.9%	1,334	11.8%	(7)	-0.5%
General, selling and administrative expenses	816	6.7%	853	7.6%	(37)	-4.3%
Operating profit	511	4.2%	481	4.2%	30	6.2%

Fuel surcharges drove the increase in revenues with minimal impact from increased traffic levels as compared to the prior year period.  With decreased freight traffic overall in the United States, freight rates charged to customers have decreased in response to competition; this resulted in slight decreases in gross margins and gross profit.  Operating profits remained fairly constant.

Corporate Segment

	Three Months Ended March 31,
Corporate	2010	2009	2010 vs. 2009
	(Dollars in Thousands)

Intersegment shipping sales	$(3,236)	$(3,160)	(76)
Intersegment shipping costs	(3,236)	(3,160)
Gross profit	-	-	-
General, selling and administrative expenses	5,068	6,533	(1,465)	-22.4%
Operating loss	(5,068)	(6,533)	1,465	-22.4%

Intersegment shipping revenues and costs reflect billings from our transportation segment to its domestic minerals and materials and environmental segment sister companies for services.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate GS&A expenses decreased due to reduced employee benefit related expenses, especially those related to our pension plans.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, and borrowings from our revolving credit facility have been our sources of funds used to provide working capital, make capital expenditures, acquire businesses, repurchase common stock, and pay dividends to shareholders.  We believe cash flows from operations and borrowings from our unused and committed credit facility will be adequate to support our current business needs for the foreseeable future.  Should the need arise or should we choose to, we can issue additional equity or debt instruments on a publicly traded securities exchange via a shelf registration which became effective with the SEC in January 2010.

We may need additional debt or equity facilities in order to pursue acquisitions, when and if these opportunities become available, and we may or may not be able to obtain such facilities on terms substantially similar to our current facilities as discussed in Item 1A – Risk Factors of our Annual Report on Form 10-K filed for 2009.  Terms of any new facilities, especially interest rates or covenants, may be significantly different from those we currently have.

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

	Three Months Ended
Cash Flows	March 31,
($ in millions)	2010	2009
Net cash provided by operating activities	$8.6	$40.7
Net cash used in investing activities	$(15.9)	$(17.7)
Net cash provided by (used in) financing activities	$3.3	$(7.5)

Cash flows from operating activities were not as large as the prior year comparable period as the change in our working capital levels did not decrease in 2010 as much as they did in 2009.  As the recession got underway in 2009, our working capital levels decreased significantly and allowed us to harvest a significant amount of cash through these reductions.  In 2010, although our business levels increased, rather than decreasing as they had in the prior year period, we still generated positive cash flows from operations through the profitability of our business and other non-cash charges.  Historically, working capital levels increase in the early and middle of the year and then decrease later in the year in conjunction with the seasonality of our business; we do not see a reason why this trend would not continue.

We did not expend as much cash in investing activities in 2010 as we did in 2009 as our expenditures for the construction of our corporate facility have been made and our capital needs have not been as great.  Investing activities in 2009 include the repayment of a $6 million loan from the entity from whom we purchased our chromite mine in South Africa.

In 2010, given the differences in the changes in working capital levels mentioned previously between 2009 and 2010, we were not able to pay down as much debt as we had in the 2009 comparable prior year.  Year-to-date dividends were $0.18 per share in both periods.

	As at
Financial Position	March 31,	December 31,
($ in millions)	2010	2009
Working capital	$212.0	$203.7
Goodwill & intangible assets	$116.5	$118.3
Total assets	$737.9	$734.3

Long-term debt	$213.0	$207.0
Other long-term obligations	$57.7	$57.2
Total equity	$379.4	$379.8

Working capital at March 31, 2010 increased over the amount at December 31, 2009 due to increases in accounts receivable due to the increased sales levels and the reclassification of certain loan receivables which come due in January 2011.  Given the seasonality of our environmental segment and the project nature of some of our services provided in the oilfield services segment, working capital needs are typically greater in the second and third quarters of the year.

Long-term debt increased as we needed more cash to fund increased working capital levels and purchase equipment.  Long-term debt relative to total capitalization remained fairly constant at 36.0% at March 31, 2010 versus 35.3% at December 31, 2009.  We have approximately $108.7 million of borrowing capacity available from our revolving credit facility at March 31, 2010.  We are in compliance with financial covenants related to the revolving credit facility as of the period covered by this report.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Item 7 of our Annual Report on Form 10-K, for the year ended December 31, 2009 discloses our contractual obligations and off-balance sheet arrangements.  There were no material changes in our contractual obligations and off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2009 other than those discussed in Part 1, Item 2 of this report.

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

AMCOL INTERNATIONAL CORPORATION

Date:	April 28, 2010	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Date:	April 28, 2010	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350*
* Filed herewith.