Form 10-Q
period 2010-06-30
AMCOL INTERNATIONAL CORP
filed 2010-07-30
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at July 14, 2010
(Common stock, $.01 par value)	31,049,393 Shares

AMCOL INTERNATIONAL CORPORATION

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1:	Financial Statements

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$17,036	$27,669
Accounts receivable, net	182,134	148,260
Inventories	96,094	96,173
Prepaid expenses	15,975	12,509
Deferred income taxes	7,424	6,525
Income tax receivable	7,635	2,431
Other	5,463	463
Total current assets	331,761	294,030

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	56,041	57,898
Depreciable assets	429,490	414,617
	485,531	472,515
Less: accumulated depreciation and depletion	244,669	236,269
	240,862	236,246

Goodwill	69,177	71,156
Intangible assets, net	45,238	47,185
Investment in and advances to affiliates and joint ventures	32,472	32,228
Available-for-sale securities	24,518	25,563
Deferred income taxes	1,802	2,513
Other assets	21,172	25,339
Total noncurrent assets	435,241	440,230
	$767,002	$734,260

Continued…

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY	(unaudited)	*
Current liabilities:
Accounts payable	$53,168	$40,335
Accrued liabilities	48,194	49,981
Total current liabilities	101,362	90,316

Noncurrent liabilities:
Long-term debt	223,373	207,017
Pension liabilities	20,943	20,403
Deferred compensation	7,927	7,544
Other long-term liabilities	32,821	29,208
Total noncurrent liabilities	285,064	264,172

Equity:
Common stock	320	320
Additional paid in capital	87,598	84,830
Retained earnings	286,328	275,200
Accumulated other comprehensive income	16,358	32,174
	390,604	392,524
Treasury stock	(11,377)	(14,377)
Total AMCOL shareholders' equity	379,227	378,147

Noncontrolling interest	1,349	1,625
Total equity	380,576	379,772
	$767,002	$734,260

*Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$395,664	$335,619	$220,713	$171,200
Cost of sales	290,342	245,251	159,938	124,052
Gross profit	105,322	90,368	60,775	47,148
General, selling and administrative expenses	70,818	66,421	37,031	33,368
Operating profit	34,504	23,947	23,744	13,780
Other income (expense):
Interest expense, net	(4,550)	(6,566)	(2,334)	(3,159)
Other, net	(117)	(2,714)	330	(1,502)
	(4,667)	(9,280)	(2,004)	(4,661)
Income before income taxes and income (loss) from affiliates and joint ventures	29,837	14,667	21,740	9,119
Income tax expense	7,701	3,117	5,519	1,546
Income before income (loss) from affiliates and joint ventures	22,136	11,550	16,221	7,573
Income (loss) from affiliates and joint ventures	(71)	(1,642)	20	(1,634)
Net income (loss)	22,065	9,908	16,241	5,939
Net income (loss) attributable to noncontrolling interests	(212)	(365)	92	(158)
Net income (loss) attributable to AMCOL shareholders	$22,277	$10,273	$16,149	$6,097

Weighted average common shares outstanding	31,092	30,719	31,141	30,744

Weighted average common and common equivalent shares outstanding	31,467	30,928	31,515	30,984

Basic earnings per share attributable to AMCOL shareholders	$0.72	$0.33	$0.52	$0.20

Diluted earnings per share attributable to AMCOL shareholders	$0.71	$0.33	$0.51	$0.20

Dividends declared per share	$0.36	$0.36	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Net income (loss)	$22,065	$9,908	$22,277	$10,273	$(212)	$(365)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,902)	4,505	(12,838)	4,208	(64)	297
Unrealized gain (loss) on available-for-sale securities, net of tax	(668)	-	(668)	-	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	(2,374)	1,319	(2,374)	1,319	-	-
Other, net of tax	64	(266)	64	(266)	-	-

Comprehensive income (loss)	$6,185	$15,466	$6,461	$15,534	$(276)	$(68)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Net income (loss)	$16,241	$5,939	$16,149	$6,097	$92	$(158)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,564)	13,471	(11,508)	13,131	(56)	340
Unrealized gain (loss) on available-for-sale securities, net of tax	1,318	-	1,318	-	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	(1,788)	1,151	(1,788)	1,151	-	-
Other, net of tax	34	(206)	34	(206)	-	-

Comprehensive income (loss)	$4,241	$20,355	$4,205	$20,173	$36	$182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2008	$328,355	$262,453	$(4,721)	$320	$(18,196)	$86,350	$2,149
Net income (loss)	9,908	10,273					(365)
Cash dividends	(11,014)	(11,014)
Purchase of treasury shares	(175)				(175)
Issuance of treasury shares pursuant to employee stock compensation plans	778				2,041	(1,263)
Tax benefit from employee stock compensation plans	783					783
Vesting of common stock in connection with employee stock compensation plans	1,430					1,430
Purchase of noncontrolling interests shares	(5,704)					(4,714)	(990)
Comprehensive income (loss)	5,558		5,261				297

Balance at June 30, 2009	329,919	261,712	540	320	(16,330)	82,586	1,091

Balance at December 31, 2009	$379,772	$275,200	$32,174	$320	$(14,377)	$84,830	$1,625
Net income (loss)	22,065	22,277					(212)
Cash dividends	(11,149)	(11,149)
Issuance of treasury shares pursuant to employee stock compensation plans	4,061				3,000	1,061
Tax benefit from employee stock compensation plans	89					89
Vesting of common stock in connection with employee stock compensation plans	1,618					1,618
Comprehensive income (loss)	(15,880)		(15,816)				(64)

Balance at June 30, 2010	380,576	286,328	16,358	320	(11,377)	87,598	1,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flow from operating activities:
Net income	$22,065	$9,908
Adjustments to reconcile from net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	17,022	17,875
Other non-cash charges	3,655	3,630
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(49,570)	45,157
Decrease (increase) in noncurrent assets	(1,832)	(4,665)
Increase (decrease) in current liabilities	14,667	(8,004)
Increase (decrease) in noncurrent liabilities	843	1,639
Net cash provided by (used in) operating activities	6,850	65,540
Cash flow from investing activities:
Capital expenditures	(25,939)	(32,446)
Capital expenditures - corporate building	-	(6,400)
Proceeds from sale of depreciable assets - corporate building	-	6,400
Receipts from (advances to) Chrome Corp	-	6,000
Investments in and advances to affiliates and joint ventures	(1,985)	(889)
Other	1,493	1,352
Net cash used in investing activities	(26,431)	(25,983)
Cash flow from financing activities:
Net change in outstanding debt	17,808	(28,792)
Proceeds from sales of treasury stock	2,904	768
Purchases of treasury stock	-	(165)
Dividends	(11,149)	(11,014)
Excess tax benefits from stock-based compensation	164	686
Net cash provided by (used in) financing activities	9,727	(38,517)
Effect of foreign currency rate changes on cash	(779)	876
Net increase (decrease) in cash and cash equivalents	(10,633)	1,916
Cash and cash equivalents at beginning of period	27,669	19,441
Cash and cash equivalents at end of period	$17,036	$21,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

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

	Six Months Ended
	June 30,
	2010	2009
Minerals and materials	52%	46%
Environmental	26%	30%
Oilfield services	18%	19%
Transportation	6%	7%
Intersegment shipping	-2%	-2%
	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2009, is unaudited.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2009.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended June 30, 2010 and 2009, and our financial position as of June 30, 2010, and all such adjustments are of a normal recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three and six months ended June 30, 2010.  These reclassifications did not have a material impact on our financial statements.

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

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year for a variety of reasons, including the seasonality of our environmental segment, which varies due to the seasonal nature of the construction industry, and our oilfield services segment, which varies due to seasonal weather patterns in its various markets.

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

In January 2010, the FASB issued guidance codified in ASC Topic 820, which requires separate disclosure and justification for transferring fair value measurements between Level 1 and Level 2.  The adoption of this guidance on January 1, 2010 relating to new disclosures for Level 1 and Level 2 fair value measurements did not have a material impact on our financial statements.

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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	31,091,659	30,719,389	31,141,368	30,744,447
Dilutive impact of stock based compensation	375,680	208,579	373,522	239,696
Weighted average number of common and common equivalent shares outstanding for the period	31,467,339	30,927,968	31,514,890	30,984,143
Number of common shares outstanding at the end of the period	31,034,171	30,602,966	31,034,171	30,602,966

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	554,056	1,606,728	610,295	1,143,072

Note 3:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at June 30, 2010 and December 31, 2009 are comprised of the following components:

	June 30,	December 31,
	2010	2009
Crude stockpile inventories	$26,390	$30,510
In-process and finished goods inventories	47,608	40,368
Other raw material, container, and supplies inventories	22,096	25,295
	$96,094	$96,173

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

	Six Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$6,584	$5,649
Settlement of obligations	(692)	(669)
Liabilities incurred and accretion expense	906	862
Acquisition of mining claims	-	474
Foreign currency	(24)	136

Balance at end of period	$6,774	$6,452

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 4:	BUSINESS SEGMENT INFORMATION

As previously mentioned, we operate in five segments.  Our segments are fairly diverse with respect to the products and services they offer as well as the customers they serve. Accordingly, we organize our segments based on the products and industries they serve.  We measure segment performance based on operating profit, which is defined as net sales less cost of sales and general, selling and administrative expenses related to a segment’s operations.  The costs deducted to arrive at operating profit do not include several items, such as net interest expense or income taxes.  Segment assets are those assets used in the operations of that segment.  Corporate assets include cash and cash equivalents, corporate leasehold improvements, and other miscellaneous equipment.

The following summaries set forth certain financial information by business segment:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
Minerals and materials	$204,085	$155,636	$106,397	$75,479
Environmental	103,334	99,603	65,159	55,370
Oilfield services	69,848	64,031	39,644	32,133
Transportation	25,703	22,849	13,583	11,558
Intersegment shipping	(7,306)	(6,500)	(4,070)	(3,340)
Total	$395,664	$335,619	$220,713	$171,200

Operating profit (loss):
Minerals and materials	$30,632	$13,391	$16,326	$5,783
Environmental	7,797	10,848	8,014	7,154
Oilfield services	5,781	9,367	4,553	4,450
Transportation	1,210	990	699	509
Corporate	(10,916)	(10,649)	(5,848)	(4,116)
Total	$34,504	$23,947	$23,744	$13,780

	As of Jun. 30, 2010	As of Dec. 31, 2009
Assets:
Minerals and materials	$405,602	$384,896
Environmental	153,482	151,265
Oilfield services	167,650	145,981
Transportation	4,299	3,552
Corporate	35,969	48,566
Total	$767,002	$734,260

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Depreciation, depletion and amortization:
Minerals and materials	$7,772	$8,113	$3,976	$4,000
Environmental	2,579	3,003	1,195	1,519
Oilfield services	5,779	5,887	2,855	2,937
Transportation	20	21	12	10
Corporate	872	851	432	451
Total	$17,022	$17,875	$8,470	$8,917

Capital expenditures:
Minerals and materials	$19,070	$23,647	$6,069	$3,832
Environmental	955	1,095	502	559
Oilfield services	4,906	6,465	2,404	4,000
Transportation	38	-	1	-
Corporate	970	7,639	886	458
Total	$25,939	$38,846	$9,862	$8,849

Research and development (income) expense:
Minerals and materials	$2,759	$2,698	$1,436	$1,363
Environmental	1,274	1,073	628	546
Oilfield services	322	335	163	168
Corporate	40	127	(41)	41
Total	$4,395	$4,233	$2,186	$2,118

Note 5:	EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$700	$824	$350	$412
Interest cost	1,246	1,303	623	652
Expected return on plan assets	(1,308)	(1,073)	(654)	(519)
Amortization of acturial (gain) / loss	-	213	-	106
Amortization of prior service cost	32	31	16	15
Net periodic benefit cost	$670	$1,298	$335	$666

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we expect to contribute up to $1,500 to our pension plan in 2010, of which $500 was contributed in the first quarter ended March 31, 2010.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 6:	INCOME TAXES

Our effective tax rate for the six months ended June 30, 2010 and 2009 was 25.8% and 21.3%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Condensed Consolidated Balance Sheet:

		Fair Value as of
Liability Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$6,811	$3,082

Cash flow hedges

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Six Months Ended June 30,		Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009

Interest rate swaps, net of tax	$(2,374)	$1,319	$(1,788)	$1,151

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

We use interest rate swaps to manage floating interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the agreements.  As of June 30, 2010 and 2009, we had an interest rate swap outstanding which effectively hedges the variable interest rate on $30,000 of our senior notes to a fixed rate of 5.6% per annum.  As of June 30, 2010, we also had two other interest rate swaps outstanding which effectively hedge the variable interest rate on total of $33,000 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum plus credit spread over the term of the borrowing.

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

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized	Amount of Gain or (Loss) Recognized in Income on Derivatives
	in Income on	Six Months Ended June 30,		Three Months Ended June 30,
	Derivatives	2010	2009	2010	2009

Foreign currency exchange contracts	Other, net	$(189)	$(4,792)	$(190)	$(3,910)

We did not have any significant foreign exchange derivative instruments outstanding as of June 30, 2010 or December 31, 2009.

Note 8:	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Our calculation of the fair value of derivative instruments includes several assumptions.  The fair value hierarchy prioritizes these input assumptions in the following three broad levels:

Index

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

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
Description	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$6,811	$-	$6,811	$-

Available-for-sale securities	24,518	24,518	-	-

Deferred compensation plan assets	7,454	-	7,454	-

Supplementary pension plan assets	6,065	-	6,065	-

		Fair Value Measurements Using
Description	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$3,082	$-	$3,082	$-

Available-for-sale securities	25,563	25,563	-	-

Deferred compensation plan assets	7,285	-	7,285	-

Supplementary pension plan assets	5,885	-	5,885	-

Index

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

We did not have any significant assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 or December 31, 2009.

Note 9:	DEBT

On April 29, 2010, we issued and sold an aggregate of $50 million of senior notes (the "Notes") to qualified institutional buyers pursuant to a note purchase agreement (the "Note Purchase Agreement").  The Notes bear interest at a fixed annual rate of 5.46%, payable semi-annually in arrears on April 29th and October 29th of each year, beginning on October 29, 2010.  The principal amount of the Notes is due at maturity on April 29, 2020, subject to acceleration upon an event of default (also subject in certain cases to customary grace and cure periods), including nonpayment of principal, interest or make-whole amounts, breach of covenants or other agreements in the Note Purchase Agreement and certain events of bankruptcy or insolvency. Generally, if an event of a default occurs, a holder may accelerate payment of the Notes. The Notes will accelerate automatically if certain events of bankruptcy or insolvency occur.  Our obligations under the Note Purchase Agreement are guaranteed by certain of our subsidiaries pursuant to a Subsidiary Guaranty Agreement dated as of April 29, 2010 by such subsidiaries in favor of the purchasers of the Notes.

Note 10:	CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Index

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

Index

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

Index

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

The following consolidated income statement review and segment analysis discuss the results for the three and six months period ended June 30, 2010 and the comparable results in the prior year.

Index

Three months ended June 30, 2010 vs. June 30, 2009

Consolidated Income Statement Review

The table below compares our operating results for the quarters ended June 30, 2010 and 2009.  The comments in this section discuss our results overall and are followed with a more detailed discussion of each segment’s key operating results.

	Three Months Ended June 30,
	2010	2009	2010 vs. 2009
Consolidated	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$220,713	$171,200	28.9%
Cost of sales	159,938	124,052
Gross profit	60,775	47,148	28.9%
margin %	27.5%	27.5%
General, selling and administrative expenses	37,031	33,368	11.0%
Operating profit	23,744	13,780	72.3%
margin %	10.8%	8.0%
Other income (expense):
Interest expense, net	(2,334)	(3,159)	-26.1%
Other, net	330	(1,502)	-122.0%
	(2,004)	(4,661)

Income before income taxes and income (loss) from affiliates and joint ventures	21,740	9,119
Income tax expense	5,519	1,546	257.0%
effective tax rate	25.4%	17.0%

Income before income (loss) from affiliates and joint ventures	16,221	7,573
Income (loss) from affiliates and joint ventures	20	(1,634)	-101.2%

Net income (loss)	16,241	5,939

Net income (loss) attributable to noncontrolling interests	92	(158)	-158.2%

Net income (loss) attributable to AMCOL shareholders	$16,149	$6,097	164.9%

Basic earnings per share attributable to AMCOL shareholders	$0.52	$0.20	160.0%

Diluted earnings per share attributable to AMCOL shareholders	$0.51	$0.20	155.0%

Index

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

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	17.4%	0.0%	0.7%	18.1%
Environmental	4.7%	0.3%	0.7%	5.7%
Oilfield services	3.9%	0.0%	0.5%	4.4%
Transportation & intersegment shipping	0.8%	0.0%	0.0%	0.8%
Total	26.8%	0.3%	1.9%	29.0%
% of change	92.6%	0.9%	6.5%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	30.8%	8.0%	9.4%	48.2%
Environmental	14.3%	12.5%	2.7%	29.5%
Oilfield services	15.3%	0.7%	1.9%	17.9%
Transportation & intersegment shipping	4.4%	0.0%	0.0%	4.4%

Total - current year's period	64.8%	21.2%	14.0%	100.0%
Total from prior year's comparable period	63.7%	25.2%	11.1%	100.0%

Net sales:

Net sales increased largely due to organic growth in all segments, with minerals and materials contributing the most to the growth.  The majority of our revenues have grown from organic business growth as currency rates have not changed significantly and we have not acquired a significant business in the last twelve months.  Sales in our Asia Pacific region have increased as a percentage of total sales as the Asian minerals and materials businesses have increased revenues significantly, largely in the metalcasting markets, due to economic growth in that region.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above, and gross margins remained constant on a consolidated basis.  By segment, however, our minerals and materials segment continued to increase its gross margins whilst we experienced margin pressures in our environmental segment and cost increases in our oilfield services segment.

Index

General, selling & administrative expenses (GS&A):

GS&A expenses increased overall due primarily to increases in our minerals and materials and corporate segments.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the overall increase in GS&A expenses.  Operating profit margin improved significantly as considerable improvements in our minerals and materials segment offset declines in our environmental and oilfield services segments.

Interest expense, net:

Net interest expense decreased due to decreased average debt levels and average interest rates.  The majority of our long-term debt has a variable rate of interest which is primarily influenced by changes in LIBOR rates, which have also decreased as compared to the prior year period.  We decreased our debt levels throughout 2009 as our working capital levels decreased and as we curtailed discretionary capital expenditures in response to the economic recession occurring at that time.  Thus, we began fiscal 2010 with debt levels significantly less than those that existed in the comparable 2009 period, and these factors explain why our debt levels in 2010 are less than the comparable prior year’s period on average.  In 2010, we expect our debt levels to fluctuate with the seasonal nature of our businesses, our level of capital expenditures and the working capital needs of our businesses.

Other income (expense):

Other expense primarily represents foreign currency transaction gains and losses, which includes gains and losses on transactions as well as foreign currency derivative instruments used to manage the risks of those transaction exposures.  In the 2010 period, foreign exchange currency rates have not fluctuated to the extent that they did in the prior year.

Income tax expense:

In the second quarter of 2009, we changed our estimate of our annual expected tax expense.  This change in estimate had the effect of significantly reducing our effective tax rate in that quarter and accounts for the difference in the effective tax rates between the second quarters of 2009 and 2010.

Diluted earnings per share:

Diluted EPS increased commensurate with the increase in net income.  The change in weighted average shares outstanding did not have a material effect on diluted earnings per share.

Index

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

	Three Months Ended June 30,
Minerals and Materials	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$106,397	100.0%	$75,479	100.0%	$30,918	41.0%
Cost of sales	79,057	74.3%	60,567	80.2%
Gross profit	27,340	25.7%	14,912	19.8%	12,428	83.3%
General, selling and administrative expenses	11,014	10.4%	9,129	12.1%	1,885	20.6%
Operating profit	16,326	15.3%	5,783	7.7%	10,543	182.3%

	Three Months Ended June 30,
Minerals and Materials Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Metalcasting	$49,857	$30,954	61.1%
Specialty materials	27,055	22,007	22.9%
Pet products	14,453	15,355	-5.9%
Basic minerals	13,429	6,090	120.5%
Other product lines	1,603	1,073	*

Total	106,397	75,479	41.0%

* Not meaningful.

Increased volumes, primarily in our domestic and Asian operations, drove the increase in revenues over the prior year quarter.  Strong demand in our domestic metalcasting product line and the  drilling products within our basic minerals product line accounted for 61% of the total segment’s revenue growth.  The remaining growth was primarily driven by our Asian businesses (24% of the total growth) as these regional economies are experiencing strong economic growth, particularly for castings for automobiles and heavy equipment, which helped drive increases in our metalcasting sales.   These increases in volumes also accounted for the increase in gross profit and gross margins.  We have made significant improvements in our operations, especially domestically, which have allowed us to capitalize on increased volumes without commensurate increases in cost of goods sold.

GS&A expenses increased due to employee related and compensation expenses, a significant portion of which is related to the ramp up of our operations in South Africa.  Operating margins increased due to the significant increase in gross profit margin mentioned previously as well as due to greater operational leverage of our management and sales support structures.

Index

Environmental Segment

	Three Months Ended June 30,
Environmental	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$65,159	100.0%	$55,370	100.0%	$9,789	17.7%
Cost of sales	45,037	69.1%	35,843	64.7%
Gross profit	20,122	30.9%	19,527	35.3%	595	3.0%
General, selling and administrative expenses	12,108	18.6%	12,373	22.3%	(265)	-2.1%
Operating profit	8,014	12.3%	7,154	13.0%	860	12.0%

	Three Months Ended June 30,
Environmental Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Lining technologies	$35,022	$25,179	39.1%
Building materials	13,540	15,099	-10.3%
Contracting services	10,425	9,491	9.8%
Drilling products	6,172	5,601	10.2%
Total	65,159	55,370	17.7%

Organic demand for our environmental products increased over the prior year, which was suffering from a greater recession in the commercial construction market.  They also increased due to the shipment of products which could not ship in the first quarter of 2010 because of severe, adverse weather conditions on job sites throughout our domestic and European operations.  Approximately 12.5% of the increase in net sales is due to favorable foreign currency exchange rate movements, principally by the Polish zloty versus the United States dollar.

Gross profits increased slightly with the increase in sales as gross margins decreased significantly.  These gross margins decreased as a greater portion of the revenues were derived in lining technology products, which generally have a lower margin than other product lines within this segment and which is also experiencing increased competition due to the recession in commercial construction activity.

Overall operating profits and margins followed the increase in gross profits and margins.

Oilfield Services Segment

	Three Months Ended June 30,
Oilfield Services	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$39,644	100.0%	$32,133	100.0%	$7,511	23.4%
Cost of sales	27,874	70.3%	20,770	64.6%
Gross profit	11,770	29.7%	11,363	35.4%	407	3.6%
General, selling and administrative expenses	7,217	18.2%	6,913	21.5%	304	4.4%
Operating profit	4,553	11.5%	4,450	13.9%	103	2.3%

Index

Revenue growth was split between our domestic (59%) and international operations (41%).  Our domestic growth was driven largely by our coil tubing services as we realigned our equipment into more productive geographic markets.  Our Australian operations contributed the majority of our international growth due to two large contracts with one significant customer in that market; we expect these contracts to wind down in the third quarter of 2010.

Gross profits did not increase in proportion to sales due to a decrease in gross profit margins. We increased our quality control activities through increased maintenance activities, and we increased our employee base due to greater utilization on equipment and changes in customer specifications.  In addition, the increased revenues occurred in less profitable service offerings.  All three factors contributed to the decrease in gross profit margins.

GS&A expenses remained relatively stable.  The changes in operating profits and related margin followed from the changes in gross profits and gross profit margin.

Transportation Segment

	Three Months Ended June 30,
Transportation	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$13,583	100.0%	$11,558	100.0%	$2,025	17.5%
Cost of sales	12,040	88.6%	10,212	88.4%
Gross profit	1,543	11.4%	1,346	11.6%	197	14.6%
General, selling and administrative expenses	844	6.2%	837	7.2%	7	0.8%
Operating profit	699	5.2%	509	4.4%	190	37.3%

Although fuel surcharges comprised 53% of the revenue increase, the remaining increase is split between an increase in the number of shipments as well as increased pricing.  However, cost pressures within the logistics business have increased, leading to a decrease in profitability of the revenues.  Operating profits increased commensurate with gross profits.

Corporate Segment

	Three Months Ended June 30,
Corporate	2010	2009	2010 vs. 2009
	(Dollars in Thousands)

Intersegment shipping sales	$(4,070)	$(3,340)	(730)
Intersegment shipping costs	(4,070)	(3,340)
Gross profit	-	-	-
General, selling and administrative expenses	5,848	4,116	1,732	42.1%
Operating loss	5,848	4,116	1,732	42.1%

Intersegment shipping revenues and costs reflect billings for services from our transportation segment to its domestic minerals and materials and environmental segment sister companies.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Index

Corporate GS&A expenses increased due to increased compensation and employee benefit related expenses.

Six months ended June 30, 2010 vs. June 30, 2009

Consolidated Income Statement Review

The table below compares our operating results for the period ended June 30, 2010 and 2009.  The comments in this section discuss our results overall and are followed with a more detailed discussion of each segment’s key operating results.

	Six Months Ended June 30,
Consolidated	2010	2009	2010 vs. 2009
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$395,664	$335,619	17.9%
Cost of sales	290,342	245,251
Gross profit	105,322	90,368	16.5%
margin %	26.6%	26.9%
General, selling and administrative expenses	70,818	66,421	6.6%
Operating profit	34,504	23,947	44.1%
margin %	8.7%	7.1%
Other income (expense):
Interest expense, net	(4,550)	(6,566)	-30.7%
Other, net	(117)	(2,714)	-95.7%
	(4,667)	(9,280)

Income before income taxes and income (loss) from affiliates and joint ventures	29,837	14,667
Income tax expense	7,701	3,117	147.1%
effective tax rate	25.8%	21.3%

Income before income (loss) from affiliates and joint ventures	22,136	11,550
Income (loss) from affiliates and joint ventures	(71)	(1,642)	-95.7%

Net income (loss)	22,065	9,908

Net income (loss) attributable to noncontrolling interests	(212)	(365)	-41.9%

Net income (loss) attributable to AMCOL shareholders	$22,277	$10,273	116.8%

Basic earnings per share attributable to AMCOL shareholders	$0.72	$0.33	118.2%

Diluted earnings per share attributable to AMCOL shareholders	$0.71	$0.33	115.2%

Index

The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals	13.2%	0.0%	1.2%	14.4%
Environmental	-0.2%	0.2%	1.1%	1.1%
Oilfield services	1.2%	0.0%	0.5%	1.7%
Transportation & intersegment shipping	0.6%	0.0%	0.0%	0.6%
Total	14.8%	0.2%	2.8%	17.8%
% of growth	83.2%	1.1%	15.7%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	32.8%	8.8%	9.9%	51.5%
Environmental	12.6%	11.0%	2.5%	26.1%
Oilfield services	14.9%	0.7%	2.1%	17.7%
Transportation & intersegment shipping	4.7%	0.0%	0.0%	4.7%
Total - current year's period	65.0%	20.5%	14.5%	100.0%
Total from prior year's comparable period	66.9%	22.7%	10.4%	100.0%

Net sales:

Although all segments contributed to the increase in net sales, our minerals and materials segment was overwhelmingly the largest contributor to the increase.  As with the quarterly comments expressed earlier, the majority of our revenues have grown from organic business growth as currency rates have not changed significantly and we have not acquired a significant business in the last twelve months.  Sales in our Asia Pacific region have increased as a percentage of total sales as the Asian minerals and materials businesses have increased revenues significantly, largely in the metalcasting markets, due to improved economic growth in that region.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above.  Our minerals and materials segment continued to increase its gross margins.  Although overall gross margins remained relatively constant, significant fluctuations occurred within each segment and are discussed later herein.

General, selling & administrative expenses (GS&A):

Approximately 73% of the increase in GS&A expenses occurred in our minerals and materials segment.  Employee and employee related expenses are the leading factor underpinning the increase in GS&A expenses.

Index

Operating profit:

The increase in operating profit follows the increase in gross profit.  In addition, operating profit margin increased as we gained leverage in incremental sales within the minerals and materials segment being generated without the need for proportional increase in expenses to support these activities.  However, our environmental and oilfield services segments experienced significant decreases in operating profits and operating margins.

Interest expense, net:

Net interest expense decreased due to decreased average debt and interest rate levels.

The majority of our long-term debt has a variable rate of interest which is primarily influenced by changes in LIBOR rates, which have also decreased as compared to the prior year period.  We decreased our debt levels throughout 2009 as our working capital levels decreased and as we curtailed discretionary capital expenditures in response to the economic recession occurring at that time.  Thus, we began fiscal 2010 with debt levels significantly less than those that existed in the comparable 2009 period, and these factors explain why our debt levels in 2010 are less than the comparable prior year’s period on average.  In 2010, we expect our debt levels to fluctuate with the seasonal nature of our businesses, our level of capital expenditures and the working capital needs of our businesses.

Other income (expense):

Other expense primarily represents foreign currency transaction gains and losses, which includes gains and losses on transactions as well as foreign currency derivative instruments used to manage the risks of those transaction exposures.  In the 2010 period, foreign exchange currency rates have not fluctuated to the extent that they did in the prior year.

Income tax expense:

Income tax expense increased as a result of incremental profits.  Our effective tax rate increased due to a greater concentration of income in domestic operations, which are typically subject to greater income tax rates than our foreign subsidiaries.

Diluted earnings per share:

Diluted EPS increased commensurate with the increase in net income.  The change in weighted average shares outstanding did not have a material effect on diluted earnings per share.

Index

Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

	Six Months Ended June 30,
Minerals and Materials	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$204,085	100.0%	$155,636	100.0%	$48,449	31.1%
Cost of sales	152,535	74.7%	124,542	80.0%
Gross profit	51,550	25.3%	31,094	20.0%	20,456	65.8%
General, selling and administrative expenses	20,918	10.2%	17,703	11.4%	3,215	18.2%
Operating profit	30,632	15.1%	13,391	8.6%	17,241	128.8%

	Six Months Ended June 30,
Minerals and Materials Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Metalcasting	$94,197	$62,495	50.7%
Specialty materials	52,863	44,669	18.3%
Pet products	30,891	32,770	-5.7%
Basic minerals	22,775	13,940	63.4%
Other product lines	3,359	1,762	*

Total	204,085	155,636	31.1%

* Not meaningful.

Increased volumes, primarily in our domestic and Asian businesses, drove the increase in revenues over the prior year period.  Approximately 32% of the increase occurred in Asia Pacific and 52% within the combination of our domestic metalcasting product line and drilling products within our basic minerals product line.  Both geographic regions experienced strong demand for castings for automobiles and heavy equipment.  These increases in volumes also accounted for the increase in gross profit and gross margins.  We have made significant improvements in our operations, especially domestically, which have allowed us to capitalize on increased volumes without equal increases in cost of goods sold.

GS&A expenses increased due to employee related and compensation expenses, a significant portion of which is related to the ramp up of our operations in South Africa.  However, these GS&A costs did not increase commensurate with sales as we gained significant operating leverage, which led to the increase in operating profits and operating profit margins.

Index

Environmental Segment

	Six Months Ended June 30,
Environmental	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$103,334	100.0%	$99,603	100.0%	$3,731	3.7%
Cost of sales	72,216	69.9%	65,977	66.2%
Gross profit	31,118	30.1%	33,626	33.8%	(2,508)	-7.5%
General, selling and administrative expenses	23,321	22.6%	22,778	22.9%	543	2.4%
Operating profit	7,797	7.5%	10,848	10.9%	(3,051)	-28.1%

	Six Months Ended June 30,
Environmental Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Lining technologies	$51,587	$45,284	13.9%
Building materials	26,041	27,477	-5.2%
Contracting services	14,639	16,139	-9.3%
Drilling products	11,067	10,703	3.4%

Total	103,334	99,603	3.7%

As compared to the 2009 period, our environmental segment experienced a decrease in organic revenues in the first quarter of 2010 followed by organic increases in the second quarter.  Thus, revenues in the segment on a year-to-date basis in 2010 have increased almost entirely due to favorable fluctuations in foreign currency exchange rates.  Gross profits have decreased due to a greater concentration of revenues in our lining technologies business, which generally have gross profit margins which are lower than our other product lines.  In addition, the lining technologies product line has experienced price competition in the commercial construction recession.

Overall operating profits and margins followed the decrease in gross profits and margins.

Oilfield Services Segment

	Six Months Ended June 30,
Oilfield Services	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$69,848	100.0%	$64,031	100.0%	$5,817	9.1%
Cost of sales	50,064	71.7%	41,063	64.1%
Gross profit	19,784	28.3%	22,968	35.9%	(3,184)	-13.9%
General, selling and administrative expenses	14,003	20.0%	13,601	21.2%	402	3.0%
Operating profit	5,781	8.3%	9,367	14.7%	(3,586)	-38.3%

Index

Although our coil tubing operations domestically enjoyed significant increases in sales, other domestic businesses experienced decreases leading to our domestic operations remaining roughly flat overall.  Thus, our international oilfield services accounted for the increase in revenues on a year-to-date basis.  Australia has generated this growth as it has benefitted from two large contracts with one significant customer; we expect these contracts to wind down in the third quarter.  Domestically, our coil tubing operations have benefitted from improved management personnel whilst filtration and pipeline businesses have lagged as 2010 revenues are comprised of smaller contract jobs rather than longer and more profitable large jobs.

With respect to year to date gross profits, our domestic operations account for the decrease in gross profits given roughly 80% of our business is generated in our domestic operations.  Gross profit margins decreased due to the mix of jobs and increases in employee and employee related expenses, some of which has changed due to changes in job requirements.

GS&A expenses remained relatively stable.  The decrease in operating profits and related margin followed from the decrease in gross profit and related margin.

Transportation Segment

	Six Months Ended June 30,
Transportation	2010		2009		2010 vs. 2009
	(Dollars in Thousands)

Net sales	$ 25,703	100.0%	$ 22,849	100.0%	$ 2,854	12.5%
Cost of sales	22,833	88.8%	20,169	88.3%
Gross profit	2,870	11.2%	2,680	11.7%	190	7.1%
General, selling and administrative expenses	1,660	6.5%	1,690	7.4%	(30)	-1.8%
Operating profit	1,210	4.7%	990	4.3%	220	22.2%

Fuel surcharges drove the increase in revenues along with price increases.  As cost pressures witin the logistics business have increased, gross profit margins have decreased slightly.  Operating profits have increased commensurate with increased gross profits; we have been effective in generating operating leverage, leading to an increase in operating profit margins.

Corporate Segment

	Six Months Ended June 30,
Corporate	2010	2009	2010 vs. 2009
	(Dollars in Thousands)

Intersegment shipping sales	$(7,306)	$(6,500)	(806)
Intersegment shipping costs	(7,306)	(6,500)
Gross profit	-	-	-
General, selling and administrative expenses	10,916	10,649	267	2.5%
Operating loss	(10,916)	(10,649)	(267)	2.5%

Intersegment shipping revenues and costs reflect billings for services from our transportation segment to its domestic minerals and materials and environmental segment sister companies.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Index

Corporate GS&A expenses increased slightly, mostly due to greater employee and related benefit expenses.

Balance Sheet Review

In the first six months of 2010, we have increased our overall investments in working capital, especially accounts receivable in response to the growth in sales that we have generated.  We have also increased our investments in property, plant and equipment, most notably for a new chromite ore processing facility in South Africa.  We have funded these investments partly through increased cash utilization and increased debt levels, which is reflected in our balance sheet both through the significant decrease in cash levels as well as the increase in our long-term debt.

In addition, as noted in our Notes to Condensed Consolidated Financial Statements earlier within this Form 10-Q, we issued and sold an aggregate of $50 million of senior notes to qualified institutional buyers pursuant to a note purchase agreement dated April 29, 2010 (the "Note Purchase Agreement").  The Notes bear interest at a fixed annual rate of 5.46% and mature April 29, 2020. Please see the Notes to Condensed Consolidated Financial Statements for further information.

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

On April 29, 2010, we issued and sold an aggregate of $50 million of senior notes (the "Notes") to a qualified institutional buyer pursuant to a note purchase agreement dated April 29, 2010 (the "Note Purchase Agreement"). Details of these Notes are described more fully in Note 9 to the Consolidated Financial Statements.

Index

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

	Six Months Ended
Cash Flows	June 30,
($ in millions)	2010	2009
Net cash provided by operating activities	$6.9	$65.5
Net cash used in investing activities	$(26.4)	$(26.0)
Net cash provided by (used in) financing activities	$9.7	$(38.5)

Cash flows from operating activities were not as large as the prior year comparable period as the change in our working capital levels did not decrease in 2010 as they did in 2009.  As the recession got underway in 2009, our working capital levels decreased significantly and allowed us to harvest a significant amount of cash through these reductions.  In 2010, as our business levels increased, rather than decreasing as they had in the prior year period, we have generated positive cash flows from operations through the profitability of our business and other non-cash charges.  In 2010, we have also closely managed working capital levels during this period of growth; for example, inventories decreased in 2009 as business decreased, but they have remained relatively stable in 2010 as compared to the December 2009 levels despite our business experiencing significant revenue growth.  Historically, working capital levels increase in the early and middle of the year and then decrease later in the year in conjunction with the seasonality of our business; we do not see a reason why this trend would not continue.

Excluding our corporate building and receipts from Chrome Corp., we did not expend as much cash in investing activities in 2010 as we did in 2009.  Our capital expenditures have decreased in 2010 due to less spending on expansionary plant and production facilities, namely in South Africa and Asia.

Given the differences in the changes in working capital levels mentioned previously between 2009 and 2010, we required additional debt to fund our operations in 2010 as opposed to paying down debt as we did in 2009.  Year-to-date dividends were $0.36 per share in both periods.

	As at
Financial Position	June 30,	December 31,
($ in millions)	2010	2009
Working capital	$230.4	$203.7
Goodwill & intangible assets	$114.4	$118.3
Total assets	$767.0	$734.3

Long-term debt	$223.4	$207.0
Other long-term obligations	$-	$-
Total equity	$380.6	$379.8

Working capital at June 30, 2010 increased over the amount at December 31, 2009 due to increases in accounts receivable due to the increased sales levels and the reclassification of certain loan receivables which come due in January 2011.  Given the seasonality of our environmental and oilfield services segments as well as the project nature of some of our services provided in the oilfield services segment, working capital needs are typically greater in the second and third quarters of the year.

Index

Long-term debt increased as we needed more cash to fund increased working capital levels and purchase equipment, resulting in an increase in long-term debt relative to total capitalization to 37.0% at June 30, 2010 versus 35.3% at December 31, 2009.  We have approximately $150.6 million of borrowing capacity available from our revolving credit facility at June 30, 2010.  We are in compliance with financial covenants related to the revolving credit facility as of the period covered by this report.

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

Index

PART II - OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 6, 2010, shareholders voted on proposals to (i) elect three (3) directors for a three-year term or until their successors are elected and qualified; (ii) ratify the Audit Committee’s selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for 2010; (iii) approve the Long-Term Incentive Plan; and (iv) approve the Cash Incentive Plan. The voting results for each proposal were as follows:

1.	Election of Directors:

Director	For	Witheld	Broker Non-Votes
Arthur Brown	22,743,322	229,673	3,003,714
Jay D. Proops	22,794,353	178,642	3,003,714
Paul C. Weaver	22,612,921	360,074	3,003,714

2.	Ratification of the Selection of Ernst & Young LLP:

For	Against	Abstain	Broker Non-Votes
25,890,685	57,106	28,917	--

3.	Approval of the Long-Term Incentive Plan:

For	Against	Abstain	Broker Non-Votes
22,242,274	682,531	48,190	3,003,714

4.	Approval of the Cash Incentive Plan:

For	Against	Abstain	Broker Non-Votes
25,476,582	447,035	53,091	--

Item 6:	Exhibits

Exhibit Number

10.1	Note Purchase Agreement Dated as of April 29, 2010 (1)
10.2	AMCOL International Long Term Incentive Plan* (2)
10.3	AMCOL International 2010 Cash Incentive Plan* (2)
10.4	Form of Option Award Agreement* (2)
10.5	Form of Annual Cash Award Agreement* (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

Index

(1)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010
(2)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2010
*	Management compensation plan or arrangement

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	July 30, 2010	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Date:	July 30, 2010	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

Index

INDEX TO EXHIBITS

10.1	Note Purchase Agreement Dated As of April 29, 2010 (1)
10.2	AMCOL International Long Term Incentive Plan* (2)
10.3	AMCOL International 2010 Cash Incentive Plan* (2)
10.4	Form of Option Award Agreement* (2)
10.5	Form of Annual Cash Award Agreement* (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)+
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)+
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350+
* Management compensation plan or arrangement
+ Filed herewith.

(1) Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and   Exchange Commission on April 30, 2010

(2) Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2010