Form 10-Q
period 2010-09-30
AMCOL INTERNATIONAL CORP
filed 2010-11-02
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549
FORM 10-Q

(Mark One)
( x )                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

 or
(   )                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

(847) 851-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be fied by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☐                                                     Accelerated filer  ☒                                                    Non-accelerated filer  ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes ☐                                                                No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2010
(Common stock, $.01 par value)	31,114,231 Shares

AMCOL INTERNATIONAL CORPORATION

INDEX

		Page No.
Part I - Financial Information

Item 1:	Financial Statements
	Condensed Consolidated Balance Sheets –
	September 30, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Operations –
	three and nine months ended September 30, 2010 and 2009	6

	Condensed Consolidated Statements of Comprehensive Income –
	three and nine months ended September 30, 2010 and 2009	7

	Condensed Consolidated Statements of Changes in Equity –
	three and nine months ended September 30, 2010 and 2009	8

	Condensed Consolidated Statements of Cash Flows –
	nine months ended September 30, 2010 and 2009	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2:	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

Part II - Other Information

Item 5:	Other Information	37

Item 6:	Exhibits	38

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

Item 1:  Financial Statements

	September 30,	December 31,
ASSETS	2010	2009
	(unaudited)	*
Current assets:
Cash and cash equivalents	$20,326	$27,669
Accounts receivable, net	201,092	148,260
Inventories	105,469	96,173
Prepaid expenses	12,938	12,509
Deferred income taxes	7,706	6,525
Income tax receivable	9,158	2,431
Other	5,979	463

Total current assets	362,668	294,030

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	60,523	57,898
Depreciable assets	448,494	414,617

	509,017	472,515
Less: accumulated depreciation and depletion	253,018	236,269

	255,999	236,246

Goodwill	71,260	71,156
Intangible assets, net	44,370	47,185
Investment in and advances to affiliates and joint ventures	33,544	32,228
Available-for-sale securities	17,917	25,563
Other assets	27,041	27,852

Total noncurrent assets	450,131	440,230
	$812,799	$734,260

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009
	(unaudited)	*
Current liabilities:
Accounts payable	$61,830	$40,335
Accrued liabilities	62,029	49,981

Total current liabilities	123,859	90,316

Noncurrent liabilities:
Long-term debt	229,690	207,017
Pension liabilities	21,420	20,403
Deferred compensation	7,980	7,544
Other long-term liabilities	19,691	29,208

Total noncurrent liabilities	278,781	264,172

Equity:
Common stock	320	320
Additional paid in capital	91,666	84,830
Retained earnings	298,149	275,200
Accumulated other comprehensive income	29,378	32,174

	419,513	392,524
Treasury stock	(10,608)	(14,377)

Total AMCOL shareholders' equity	408,905	378,147

Noncontrolling interest	1,254	1,625

Total equity	410,159	379,772
	$812,799	$734,260

*Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$629,115	$526,539	$233,451	$190,920
Cost of sales	465,304	382,320	174,962	137,069
Gross profit	163,811	144,219	58,489	53,851
General, selling and administrative expenses	106,785	101,047	35,967	34,626
Operating profit	57,026	43,172	22,522	19,225
Other income (expense):
Interest expense, net	(7,092)	(9,399)	(2,542)	(2,833)
Other, net	2,066	(2,595)	2,183	119
	(5,026)	(11,994)	(359)	(2,714)
Income before income taxes and income (loss) from
affiliates and joint ventures	52,000	31,178	22,163	16,511
Income tax expense	12,894	6,388	5,193	3,271
Income before income (loss) from affiliates and
joint ventures	39,106	24,790	16,970	13,240
Income (loss) from affiliates and joint ventures	266	(921)	337	721
Net income (loss)	39,372	23,869	17,307	13,961

Net income (loss) attributable to noncontrolling interests	(322)	296	(110)	661

Net income (loss) attributable to AMCOL shareholders	$39,694	$23,573	$17,417	$13,300

Weighted average common shares outstanding	31,137	30,735	31,225	30,766

Weighted average common and common equivalent shares outstanding	31,498	30,973	31,565	31,061

Basic earnings per share attributable to AMCOL shareholders	$1.27	$0.77	$0.56	$0.43

Diluted earnings per share attributable to AMCOL shareholders	$1.26	$0.76	$0.55	$0.43

Dividends declared per share	$0.54	$0.54	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Net income (loss)	$39,372	$23,869	$39,694	$23,573	$(322)	$296
Other comprehensive income (loss):
Foreign currency translation adjustment	5,606	12,775	5,655	12,389	(49)	386
Unrealized gain (loss) on available-for-sale securities, net of tax	(4,883)	-	(4,883)	-	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	(3,662)	975	(3,662)	975	-	-
Other, net of tax	94	106	94	106	-	-

Comprehensive income (loss)	$36,527	$37,725	$36,898	$37,043	$(371)	$682

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Net income (loss)	$17,307	$13,961	$17,417	$13,300	$(110)	$661
Other comprehensive income (loss):
Foreign currency translation adjustment	18,508	8,270	18,493	8,181	15	89
Unrealized gain (loss) on available-for-sale securities, net of tax	(4,215)	-	(4,215)	-	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	(1,288)	(344)	(1,288)	(344)	-	-
Other, net of tax	30	372	30	372	-	-

Comprehensive income (loss)	$30,342	$22,259	$30,437	$21,509	$(95)	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

		AMCOL Shareholders

	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest

Balance at December 31, 2008	$328,355	$262,453	$(4,721)	$320	$(18,196)	$86,350	$2,149
Net income (loss)	23,869	23,573					296
Cash dividends	(16,526)	(16,526)
Purchase of treasury shares	(304)				(304)
Issuance of treasury shares pursuant to
employee stock compensation plans	1,342				2,548	(1,206)
Tax benefit from employee stock
compensation plans	551					551
Vesting of common stock in connection
with employee stock compensation
plans	2,127					2,127
Purchase of noncontrolling interest's shares	(5,528)					(4,538)	(990)
Other comprehensive income (loss)	13,856		13,470				386

Balance at September 30, 2009	347,742	269,500	8,749	320	(15,952)	83,284	1,841

Balance at December 31, 2009	$379,772	$275,200	$32,174	$320	$(14,377)	$84,830	$1,625
Net income (loss)	39,372	39,694					(322)
Cash dividends	(16,745)	(16,745)
Issuance of treasury shares pursuant to
employee stock compensation plans	5,099				3,769	1,330
Tax benefit from employee stock
compensation plans	343					343
Vesting of common stock in connection
with employee stock compensation
plans	2,462					2,462
Purchase of noncontrolling interest's shares	2,701					2,701
Other comprehensive income (loss)	(2,845)		(2,796)				(49)

Balance at September 30, 2010	410,159	298,149	29,378	320	(10,608)	91,666	1,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flow from operating activities:
Net income	$39,372	$23,869
Adjustments to reconcile from net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion, and amortization	26,470	26,781
Other non-cash charges	3,174	9,023
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(69,385)	35,096
Decrease (increase) in noncurrent assets	(2,298)	(1,257)
Increase (decrease) in current liabilities	34,832	(7,480)
Increase (decrease) in noncurrent liabilities	2,999	4,586
Net cash provided by (used in) operating activities	35,164	90,618
Cash flow from investing activities:
Capital expenditures	(37,944)	(39,637)
Capital expenditures - corporate building	-	(9,651)
Proceeds from sale of depreciable assets - corporate building	-	9,651
Receipts from Chrome Corp	-	6,000
Investments in and advances to affiliates and joint ventures	(2,047)	(2,647)
Other	1,210	2,384
Net cash used in investing activities	(38,781)	(33,900)
Cash flow from financing activities:
Net change in outstanding debt	21,004	(42,467)
Purchase of noncontrolling interest	(11,873)	-
Proceeds from sales of treasury stock	3,252	1,005
Purchases of treasury stock	-	(165)
Dividends	(16,745)	(16,526)
Excess tax benefits from stock-based compensation	394	464

Net cash provided by (used in) financing activities	(3,968)	(57,689)
Effect of foreign currency rate changes on cash	242	897
Net increase (decrease) in cash and cash equivalents	(7,343)	(74)
Cash and cash equivalents at beginning of period	27,669	19,441
Cash and cash equivalents at end of period	$20,326	$19,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 1:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

We, AMCOL International Corporation (the “Company”), operate in five segments:  minerals and materials, environmental, oilfield services, transportation and corporate.  Our minerals and materials segment mines, processes and distributes minerals and products with similar applications for use in various industrial and consumer markets, including metalcasting, pet care, detergents, iron ore pelletizing, and drilling industries. Our environmental segment manufactures and distributes products and related services for use as a moisture barrier in commercial construction, landfill liners and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, pipeline separation, waste fluid treatment, nitrogen, rental tools, coil tubing and well testing data services for the oil and natural gas industry.  Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Our corporate segment includes the elimination of intersegment shipping revenues as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company.  The composition of our revenues by segment is as follows:

	Nine Months Ended
	September 30,
	2010	2009
Minerals and materials	50%	46%
Environmental	28%	31%
Oilfield services	18%	18%
Transportation	6%	7%
Intersegment shipping	-2%	-2%
	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2009, is unaudited.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2009.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended September 30, 2010 and 2009, and our financial position as of September 30, 2010, and all such adjustments are of a normal recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three and nine months ended September 30, 2010.  These reclassifications did not have a material impact on our financial statements.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	31,136,740	30,734,996	31,225,430	30,765,700
Dilutive impact of stock based compensation	361,286	238,091	339,698	295,740
Weighted average number of common and common equivalent
shares outstanding for the period	31,498,026	30,973,087	31,565,128	31,061,440
Number of common shares outstanding at the end of the period	31,100,692	30,637,887	31,100,692	30,637,887

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	570,259	1,442,016	511,792	936,612

Note 3:                      ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at September 30, 2010 and December 31, 2009 are comprised of the following components:

	September 30,	December 31,
	2010	2009
Crude stockpile inventories	$34,663	$30,510
In-process and finished goods inventories	44,779	40,368
Other raw material, container, and supplies inventories	26,027	25,295
	$105,469	$96,173

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

	Nine Months Ended
	September 30,
	2010	2009
Balance at beginning of period	$6,584	$5,649
Settlement of obligations	(1,182)	(930)
Liabilities incurred and accretion expense	1,813	1,342
Acquisition of mining claims	-	474
Foreign currency	56	174

Balance at end of period	$7,271	$6,709

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

The following summaries set forth certain financial information by business segment:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
Minerals and materials	$314,417	$244,657	$110,332	$89,021
Environmental	175,707	164,096	72,373	64,493
Oilfield services	111,052	93,140	41,204	29,109
Transportation	39,987	35,336	14,284	12,487
Intersegment shipping	(12,048)	(10,690)	(4,742)	(4,190)
Total	$629,115	$526,539	$233,451	$190,920

Operating profit (loss):
Minerals and materials	$42,973	$23,863	$12,341	$10,472
Environmental	16,348	21,603	8,551	10,755
Oilfield services	9,860	12,463	4,079	3,096
Transportation	1,964	1,683	754	693
Corporate	(14,119)	(16,440)	(3,203)	(5,791)
Total	$57,026	$43,172	$22,522	$19,225

	As of Sep. 30, 2010	As of Dec. 31, 2009
Assets:
Minerals and materials	$416,316	$384,896
Environmental	168,344	151,265
Oilfield services	165,125	145,981
Transportation	3,976	3,552
Corporate	59,038	48,566
Total	$812,799	$734,260

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Depreciation, depletion and amortization:
Minerals and materials	$12,316	$12,030	$4,544	$3,917
Environmental	4,017	4,607	1,438	1,604
Oilfield services	8,807	8,815	3,028	2,928
Transportation	31	30	11	9
Corporate	1,299	1,299	427	448
Total	$26,470	$26,781	$9,448	$8,906

Capital expenditures:
Minerals and materials	$24,367	$27,473	$5,297	$3,826
Environmental	2,051	1,684	1,096	589
Oilfield services	10,264	8,924	5,358	2,459
Transportation	52	27	14	27
Corporate	1,210	11,180	240	3,541
Total	$37,944	$49,288	$12,005	$10,442

Research and development (income) expense:
Minerals and materials	$4,331	$3,976	$1,572	$1,278
Environmental	1,870	1,716	596	643
Oilfield services	510	503	188	168
Corporate	(11)	155	(51)	28
Total	$6,700	$6,350	$2,305	$2,117

Note 5:                      EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$1,050	$1,235	$350	$411
Interest cost	1,869	1,954	623	651
Expected return on plan assets	(1,962)	(1,609)	(654)	(536)
Amortization of acturial (gain) / loss	-	320	-	107
Amortization of prior service cost	48	47	16	16

Net periodic benefit cost	$1,005	$1,947	$335	$649

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we expected to contribute up to $1,500 to our pension plan in 2010, of which $500 was contributed in the first quarter ended March 31, 2010 and $1,000 in October 2010.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

Note 6:                      INCOME TAXES

Our effective tax rate for the nine months ended September 30, 2010 and 2009 was 24.8% and 20.5%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Condensed Consolidated Balance Sheet:

Liability Derivatives		Fair Value as of
	Balance Sheet Location	September 30, 2010	December 31, 2009

Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$ 8,834	$ 3,082

Cash flow hedges

Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Interest rate swaps, net of tax	$ (3,662)	$ 975	$ (1,288)	$ (344)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

We use interest rate swaps to manage floating interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the agreements.  As of September 30, 2010 and 2009, we had an interest rate swap outstanding which effectively hedges the variable interest rate on $30,000 of our senior notes to a fixed rate of 5.6% per annum.  As of September 30, 2010, we also had two other interest rate swaps outstanding which effectively hedge the variable interest rate on $33,000 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  Our primary U.S. dollar exposures are to fluctuations in Euro, British pound and Polish zloty.  We also have significant exposure to fluctuations in exchange rates between the British pound and the Euro as well as between the Polish zloty and the Euro.  We enter into foreign exchange derivative contracts to mitigate the risk of currency fluctuations on these exposures.

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Recognized in Income on	Nine Months Ended September 30,		Three Months Ended September 30,
	Derivatives	2010	2009	2010	2009

Foreign currency exchange contracts	Other, net	$(347)	$(4,709)	$(158)	$83

We did not have any significant foreign exchange derivative instruments outstanding as of September 30, 2010 or December 31, 2009.

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

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
Description	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$8,834	$-	$8,834	$-

Available-for-sale securities	17,917	17,917	-	-

Deferred compensation plan assets	7,533	-	7,533	-

Supplementary pension plan assets	6,773	-	6,773	-

		Fair Value Measurements Using
Description	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$3,082	$-	$3,082	$-

Available-for-sale securities	25,563	25,563	-	-

Deferred compensation plan assets	7,285	-	7,285	-

Supplementary pension plan assets	5,885	-	5,885	-

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands)

We did not have any significant assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 or December 31, 2009.

Note 9:                      ASSET IMPAIRMENT CHARGE

For the three and nine months ended September 30, 2009, our minerals and materials segment recorded a non-cash impairment charge of $1,980 to write down certain fixed assets to their estimated fair values based on a third party appraisal (Level 2 inputs).  The impairment charge is related to the closing of a plant within our minerals and materials segment due to reduced demand.  This impairment charge is recorded within cost of sales within our Condensed Consolidated Statements of Operations. In addition, we increased our inventory reserve by $293 (also recorded within cost of sales) to record the excess of cost over net realizable value of the inventory located at this plant, bringing the total expense associated with this write-off to $2,273.

Note 10:                      DEBT

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

•
Acquisitions: We continually seek to acquire complementary businesses, as appropriate, when we believe those businesses are fairly valued and fit into our growth strategy.  However, the global economic and credit crisis that existed as we began fiscal 2010 continues to make it more challenging for us to do this than in periods prior to the crisis.

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

The following consolidated income statement review and segment analysis discuss the results for the three and nine months period ended September 30, 2010 and the comparable results in the prior year.  In each section, a discussion of our consolidated results is presented first, followed by more detailed discussion of performance within our segments.

Three months ended September 30, 2010 vs. September 30, 2009

Consolidated Income Statement Review

The table below compares our operating results for the quarters ended September 30, 2010 and 2009.  The comments in this section discuss our results overall and are followed with a more detailed discussion of each segment’s key operating results.

	Three Months Ended September 30,
Consolidated	2010	2009	2010 vs. 2009
	(Dollars in Thousands, Except Per Share Amounts)

Net sales	$233,451	$190,920	22.3%
Cost of sales	174,962	137,069
Gross profit	58,489	53,851	8.6%
margin %	25.1%	28.2%
General, selling and
administrative expenses	35,967	34,626	3.9%
Operating profit	22,522	19,225	17.1%
margin %	9.6%	10.1%
Other income (expense):
Interest expense, net	(2,542)	(2,833)	-10.3%
Other, net	2,183	119	1734.5%
	(359)	(2,714)

Income before income taxes and income (loss) from affiliates and joint ventures	22,163	16,511
Income tax expense	5,193	3,271	58.8%
effective tax rate	23.4%	19.8%

Income before income (loss) from affiliates and joint ventures	16,970	13,240
Income (loss) from affiliates and joint ventures	337	721	-53.3%

Net income (loss)	17,307	13,961

Net income (loss) attributable to noncontrolling interests	(110)	661	-116.6%

Net income (loss) attributable to AMCOL shareholders	$17,417	$13,300	31.0%

Basic earnings per share attributable to AMCOL shareholders	$0.56	$0.43	30.2%

Diluted earnings per share attributable to AMCOL shareholders	$0.55	$0.43	27.9%

We measure sales fluctuations by the relevant components: organic, acquisitions, and foreign currency exchange. Fluctuation due to foreign currency exchange is measured as the change in revenues resulting from differences in currency exchange rates between periods. Fluctuation due to acquisitions is measured as the changes in revenues resulting from acquired businesses within the first year (twelve consecutive months) we own them. Any remaining fluctuation is due to organic components. The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	11.0%	0.0%	0.2%	11.2%
Environmental	4.3%	0.2%	-0.4%	4.1%
Oilfield services	5.9%	0.0%	0.4%	6.3%
Transportation & intersegment shipping	0.7%	0.0%	0.0%	0.7%
Total	21.9%	0.2%	0.2%	22.3%
% of change	97.8%	0.9%	1.3%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	29.6%	8.1%	9.6%	47.3%
Environmental	14.9%	13.7%	2.4%	31.0%
Oilfield services	14.2%	0.6%	2.8%	17.6%
Transportation	4.1%	0.0%	0.0%	4.1%

Total - current year's period	62.8%	22.4%	14.8%	100.0%
Total from prior year's comparable period	64.0%	25.1%	10.9%	100.0%

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

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above, and gross margins decreased due to decreases in profitability of our environmental and oilfield services segments.

General, selling & administrative expenses (GS&A):

GS&A expenses increased overall due to increases in employee compensation and benefit costs.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the overall increase in GS&A expenses.  Our overall operating margin did not decrease as significantly as our gross margin did due to the high fixed cost nature of the oilfield services business and the decrease in revenues that occurred in some of the larger product lines within in that business.

Interest expense, net:

Net interest expense decreased due to decreased average interest rates.  The majority of our long-term debt has had a variable rate of interest which is primarily influenced by changes in LIBOR rates, which have decreased as compared to the prior year period.

Other, net:

Other expense primarily represents foreign currency transaction gains and losses, which includes gains and losses on transactions as well as foreign currency derivative instruments used to manage the risks of those transaction exposures.  In the 2010 period, we experienced gains on USD denominated debts in our Thai, South African, and British subsidiaries.

Income tax expense:

Our effective tax rate increased due to less income being concentrated in our lower rate jurisdictions, primarily our foreign operations.  These are somewhat offset by tax refunds we have claimed in tax returns filed in the quarter.

Diluted earnings per share:

Diluted EPS increased commensurate with the increase in net income.  The change in weighted average shares outstanding did not have a material effect on diluted earnings per share.

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

	Three Months Ended September 30,
Minerals and Materials	2010		2009		2010 vs. 2009
	(Dollars in Thousands)
Net sales	$110,332	100.0%	$89,021	100.0%	$21,311	23.9%
Cost of sales	86,383	78.3%	69,232	77.8%
Gross profit	23,949	21.7%	19,789	22.2%	4,160	21.0%
General, selling and
administrative expenses	11,608	10.5%	9,317	10.5%	2,291	24.6%
Operating profit	12,341	11.2%	10,472	11.7%	1,869	17.8%

	Three Months Ended September 30,
Minerals and Materials Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Metalcasting	$53,632	$38,097	40.8%
Specialty materials	27,211	26,661	2.1%
Pet products	15,848	16,959	-6.6%
Basic minerals	12,015	6,348	89.3%
Other product lines	1,626	956	*

Total	110,332	89,021	23.9%

* Not meaningful.

Increased volumes in our domestic and Asian operations accounted for 91% of the increase in revenues over the prior year quarter.  Both geographic regions increased sales of metalcasting products in response to increased demand for castings for automobiles and heavy equipment.  Our basic minerals revenues also increased due to greater demand for oil and gas drilling products.

Our gross margins decreased in the current period due to the start up of our operations in South Africa; in addition, we experienced some operational issues in our personal care products group which led to increased costs in this business.  These decreases overshadowed the increased operating leverage gained through our increased volumes.  We believe we have addressed the issues within our personal care business and do not expect similar charges going forward.

GS&A expenses increased due to employee compensation and related benefits expenses.  They also increased as a result of our ramping up our South African operations in 2010 as the chrome sand processing plant was not operational in 2009.  Operating profits increased due to the significant increase in gross profits mentioned previously as well as due to greater operational leverage of our management and sales support structures.

Environmental Segment

	Three Months Ended September 30,
Environmental	2010		2009		2010 vs. 2009
	(Dollars in Thousands)
Net sales	$72,373	100.0%	$64,493	100.0%	$7,880	12.2%
Cost of sales	51,418	71.0%	41,603	64.5%
Gross profit	20,955	29.0%	22,890	35.5%	(1,935)	-8.5%
General, selling and
administrative expenses	12,404	17.1%	12,135	18.8%	269	2.2%
Operating profit	8,551	11.9%	10,755	16.7%	(2,204)	-20.5%

	Three Months Ended September 30,
Environmental Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Lining technologies	$33,407	$33,484	-0.2%
Building materials	15,822	14,227	11.2%
Contracting services	16,148	11,243	43.6%
Drilling products	6,996	5,539	26.3%

Total	72,373	64,493	12.2%

Organic demand for our environmental products increased over the prior year, when the recession was more pronounced in the commercial construction market.  Our European contracting services business continues to grow in 2010 and experienced significant growth this quarter.  Domestically, our construction drilling and building materials businesses also increased their sales as compared to the depressed 2009 levels of activity.

Although sales improved, gross profits decreased in response to increased competition for our lining technologies products.  Our gross margins decreased not only as a result of the decreased profitability of our lining technologies products but also due to the fact that our revenues are more concentrated in our lower margin, contracting services business.

Overall operating profits and margins followed the trends in gross profits and margins.

Oilfield Services Segment

	Three Months Ended September 30,
Oilfield Services	2010		2009		2010 vs. 2009
	(Dollars in Thousands)
Net sales	$41,204	100.0%	$29,109	100.0%	$12,095	41.6%
Cost of sales	29,249	71.0%	19,491	67.0%
Gross profit	11,955	29.0%	9,618	33.0%	2,337	24.3%
General, selling and
administrative expenses	7,876	19.1%	6,522	22.4%	1,354	20.8%
Operating profit	4,079	9.9%	3,096	10.6%	983	31.8%

Revenue growth was split between our domestic (52%) and international operations (48%).  Our domestic growth was driven largely by our coil tubing services due to the realignment of our equipment into more productive geographic markets, an effort which we began in the second quarter of 2010.  Our Australian operations contributed the majority of our international growth due to contracts in that market which began to wind down this quarter.

Gross profits increased due to increases in sales mentioned above.  However, our gross margins suffered as two of our domestic product lines (well testing and pipeline) experienced significant decreases in profitability.  Demand for our offshore well test services has decreased partly due to the drilling moratorium.  This has caused us to sell more of our well test services for on-shore applications, resulting in the revenues being comprised more of lower margin, third party rental and labor revenues.  Demand to maintain pipelines has also decreased as less maintenance activities occur during these more challenging economic times, resulting in decreased sales of our pipeline services.  Given the higher fixed cost nature of our pipeline services, this has negatively impacted margins.

GS&A expenses increased due to increased compensation and personnel costs, some of which relates to increased headcounts to drive our growth in domestic sales.  The changes in operating profits and related margin followed from the changes in gross profits and gross profit margin.

Transportation Segment

	Three Months Ended September 30,
Transportation	2010		2009		2010 vs. 2009
	(Dollars in Thousands)
Net sales	$14,284	100.0%	$12,487	100.0%	$1,797	14.4%
Cost of sales	12,654	88.6%	10,933	87.6%
Gross profit	1,630	11.4%	1,554	12.4%	76	4.9%
General, selling and
administrative expenses	876	6.1%	861	6.9%	15	1.7%
Operating profit	754	5.3%	693	5.5%	61	8.8%

Fuel surcharges, the number of shipments, and increased pricing all contributed to the increase in revenues.  However, cost pressures within our logistics services, as opposed to our brokerage services, have increased, leading to a decrease in profitability.  Operating profits increased commensurate with gross profits.

Corporate Segment

	Three Months Ended September 30,
Corporate	2010	2009	2010 vs. 2009
	(Dollars in Thousands)
Intersegment shipping sales	$(4,742)	$(4,190)	(552)
Intersegment shipping costs	(4,742)	(4,190)
Gross profit	-	-	-
General, selling
and administrative expenses	3,203	5,791	(2,588)	-44.7%
Operating loss	3,203	5,791	(2,588)	-44.7%

Intersegment shipping revenues and costs reflect billings for services from our transportation segment to its domestic minerals and materials and environmental segment sister companies.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate GS&A expenses decreased due to decreased employee benefit expenses.  In addition, the third quarter of 2009 included increased fees associated with certain government filings.

Nine months ended September 30, 2010 vs. September 30, 2009

Consolidated Income Statement Review

The table below compares our operating results for the period ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
Consolidated	2010	2009	2010 vs. 2009
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$629,115	$526,539	19.5%
Cost of sales	465,304	382,320
Gross profit	163,811	144,219	13.6%
margin %	26.0%	27.4%
General, selling and
administrative expenses	106,785	101,047	5.7%
Operating profit	57,026	43,172	32.1%
margin %	9.1%	8.2%
Other income (expense):
Interest expense, net	(7,092)	(9,399)	-24.5%
Other, net	2,066	(2,595)	-179.6%
	(5,026)	(11,994)

Income before income taxes and income (loss) from affiliates and joint ventures	52,000	31,178
Income tax expense	12,894	6,388	101.8%
effective tax rate	24.8%	20.5%

Income before income (loss) from affiliates and joint ventures	39,106	24,790
Income (loss) from affiliates and joint ventures	266	(921)	-128.9%

Net income (loss)	39,372	23,869

Net income (loss) attributable to noncontrolling interests	(322)	296	-208.8%

Net income (loss) attributable to AMCOL shareholders	$39,694	$23,573	68.4%

Basic earnings per share attributable to AMCOL shareholders	$1.27	$0.77	64.9%

Diluted earnings per share attributable to AMCOL shareholders	$1.26	$0.76	65.8%

The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	12.4%	0.0%	0.8%	13.2%
Environmental	1.5%	0.2%	0.5%	2.2%
Oilfield services	2.9%	0.0%	0.5%	3.4%
Transportation	0.6%	0.0%	0.0%	0.6%

Total	17.4%	0.2%	1.8%	19.4%
% of growth	89.3%	1.0%	9.7%	100.0%

In addition, the following table shows the distribution of sales across our three principal geographic regions and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	31.6%	8.6%	9.8%	50.0%
Environmental	13.4%	12.0%	2.5%	27.9%
Oilfield services	14.7%	0.6%	2.4%	17.7%
Transportation	4.4%	0.0%	0.0%	4.4%

Total - current year's period	64.1%	21.2%	14.7%	100.0%
Total from prior year's comparable period	65.9%	23.5%	10.6%	100.0%

Net sales:

Although all segments contributed to the increase in net sales, our minerals and materials segment was overwhelmingly the largest contributor with 68% of the increase.  The majority of our revenues have grown from organic business growth as currency rates have not changed significantly and we have not acquired a significant business in the last twelve months.  Sales in our Asia Pacific region have increased as a percentage of total sales as the Asian minerals and materials businesses have increased revenues significantly, largely in the metalcasting markets, due to improved economic growth in that region and our concerted efforts to diversify our geographic revenue base.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above.  Our minerals and materials segment has increased its gross margins whereas all other segments have experienced a decrease.  Significant fluctuations occurred within each segment and are discussed later herein.

General, selling & administrative expenses (GS&A):

Although each segment experienced fluctuations in their GS&A expenses, employee and employee related expenses are the leading factors as to why GS&A expenses increased in total.

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

Other, net:

Other expense primarily represents foreign currency transaction gains and losses, which includes gains and losses on transactions as well as foreign currency derivative instruments used to manage the risks of those transaction exposures.  In the 2010 period, we have benefitted from favorable foreign currency movements between the USD and currencies within our Thai, British and South African subsidiaries and also between the Euro and British pound.  In addition, we have improved the effectiveness of our foreign currency hedging programs.

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

Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

	Nine Months Ended September 30,
Minerals and Materials	2010		2009		2010 vs. 2009
	(Dollars in Thousands)
Net sales	$314,417	100.0%	$244,657	100.0%	$69,760	28.5%
Cost of sales	238,918	76.0%	193,774	79.2%	45,144	23.3%
Gross profit	75,499	24.0%	50,883	20.8%	24,616	48.4%
General, selling and
administrative expenses	32,526	10.3%	27,020	11.0%	5,506	20.4%
Operating profit	42,973	13.7%	23,863	9.8%	19,110	80.1%

	Nine Months Ended September 30,
Minerals and Materials Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Metalcasting	$147,829	$100,592	47.0%
Specialty materials	80,074	71,330	12.3%
Pet products	46,739	49,729	-6.0%
Basic minerals	34,790	20,288	71.5%
Other product lines	4,985	2,718	*

Total	314,417	244,657	28.5%

* Not meaningful.

Increased volumes, primarily in our domestic and Asian businesses, drove the increase in revenues over the prior year period.  Approximately 32% of the increase occurred in Asia Pacific and 62% within our domestic minerals business, most of which occurred in our metalcasting product line. Both geographic regions experienced strong demand for castings for automobiles and heavy equipment.  These increases in volumes also accounted for the increase in gross profit and gross margins.  We have made significant improvements in our operations, especially domestically, which have allowed us to capitalize on increased volumes without commensurate increases in cost of goods sold.

GS&A expenses increased due to employee compensation and related benefit expenses.  We also experienced start up costs arising from our South African operations.  However, these GS&A costs did not increase commensurate with sales as we gained significant operating leverage, which led to the increase in operating profits and operating profit margins.

Environmental Segment

	Nine Months Ended September 30,
Environmental	2010		2009		2010 vs. 2009
	(Dollars in Thousands)
Net sales	$175,707	100.0%	$164,096	100.0%	$11,611	7.1%
Cost of sales	123,634	70.4%	107,580	65.6%
Gross profit	52,073	29.6%	56,516	34.4%	(4,443)	-7.9%
General, selling and
administrative expenses	35,725	20.3%	34,913	21.3%	812	2.3%
Operating profit	16,348	9.3%	21,603	13.1%	(5,255)	-24.3%

	Nine Months Ended September 30,
Environmental Product Line Sales	2010	2009	% change
	(Dollars in Thousands)
Lining technologies	$84,994	$78,768	7.9%
Building materials	41,863	41,704	0.4%
Contracting services	30,787	27,382	12.4%
Drilling products	18,063	16,242	11.2%

Total	175,707	164,096	7.1%

Approximately 66% of the revenue growth in the 2010 period arose from organic sales increases.  Most of this occurred in our lining technologies business due to some large, domestic sales in the mining industry as well as our Asian operations which experienced moderate organic growth.  Our concerted efforts to grow our contracting services business have continued to result in positive improvements from this product line, especially in Europe which drove the revenue growth in this product line.

Gross profits decreased due to a change in mix of our revenues between product lines as well as increased competition in those product lines. For example, a greater portion of our revenues are now generated in contracting services, which generally have a higher cost structure due to the nature of the installation business. In addition, our contracting services are also experiencing increased competition during this slow down in construction activity, resulting in a more pronounced effect on gross profits. Gross margins decreased due to these same effects.

Overall operating profits and margins followed the decrease in gross profits and margins.

Oilfield Services Segment
	Nine Months Ended September 30,
Oilfield Services	2010		2009		2010 vs. 2009
	(Dollars in Thousands)
Net sales	$111,052	100.0%	$93,140	100.0%	$17,912	19.2%
Cost of sales	79,313	71.4%	60,554	65.0%
Gross profit	31,739	28.6%	32,586	35.0%	(847)	-2.6%
General, selling and
administrative expenses	21,879	19.7%	20,123	21.6%	1,756	8.7%
Operating profit	9,860	8.9%	12,463	13.4%	(2,603)	-20.9%

In line with our efforts to diversify our geographic revenue base, our international operations have grown substantially in 2010.  In the year-to-date period, our international operations have increased revenues by 89% and comprise 63% of the overall increase in revenues for this segment.  This has most notably taken place in our Malaysian and Australian subsidiaries which have been successful in winning large contracts.  Our domestic operations also grew their revenues, most notably in our coil tubing operations which experienced a 118% increase in revenues and comprise 22% of the revenues in the year-to-date period.  Our coil tubing operations have benefitted from increased demand and improved management while our filtration and pipeline businesses have lagged as 2010 revenues are comprised of smaller contract jobs rather than longer and more profitable large jobs.

With respect to year to date gross profits, our domestic operations account for the decrease in gross profits given the revenue trends discussed above but also due to the fact that less work is occurring offshore, which has historically been more profitable for some of our larger service offerings.  Gross profit margins decreased due to these same factors and also due to increased employee and employee related expenses, some of which has changed due to changes in job requirements.

GS&A expenses increased due to increased bad debt expenses and employee compensation and benefit expenses, such as those associated with growing our coil tubing operations. The decrease in operating profits and related margin followed from the decrease in gross profit and related margin.

Transportation Segment

	Nine Months Ended September 30,
Transportation	2010		2009		2010 vs. 2009
	(Dollars in Thousands)
Net sales	$39,987	100.0%	$35,336	100.0%	$4,651	13.2%
Cost of sales	35,487	88.7%	31,102	88.0%
Gross profit	4,500	11.3%	4,234	12.0%	266	6.3%
General, selling and
administrative expenses	2,536	6.3%	2,551	7.2%	(15)	-0.6%
Operating profit	1,964	5.0%	1,683	4.8%	281	16.7%

Fuel surcharges drove the increase in revenues along with price increases.  As cost pressures within our logistics services, as opposed to our brokerage services, have increased, gross profit margins have decreased slightly.  Operating profits have increased commensurate with increased gross profits; we have been effective in generating operating leverage, leading to an increase in operating profit margins.

Corporate Segment

	Nine Months Ended September 30,
Corporate	2010	2009	2010 vs. 2009
	(Dollars in Thousands)
Intersegment shipping sales	$(12,048)	$(10,690)	(1,358)
Intersegment shipping costs	(12,048)	(10,690)
Gross profit	-	-	-
General, selling
and administrative expenses	14,119	16,440	(2,321)	-14.1%
Operating loss	(14,119)	(16,440)	2,321	-14.1%

Intersegment shipping revenues and costs reflect billings for services from our transportation segment to its domestic minerals and materials and environmental segment sister companies.  These services are invoiced at arms-length rates and those costs are subsequently charged to customers.  Intersegment sales and costs reported above reflect the elimination of these transactions.

Corporate GS&A expenses decreased due to decreased employee benefit expenses.

Balance Sheet Review

In the first nine months of 2010, we have increased our overall investments in working capital, especially accounts receivable, in response to the growth in sales that we have generated.  We have also increased our investments in property, plant and equipment, most notably for a new chromite ore processing facility in South Africa.  We have funded these investments partly through increased cash utilization and increased debt levels.

In addition, in the second quarter of 2010, we issued and sold an aggregate of $50 million of senior notes to qualified institutional buyers pursuant to a note purchase agreement dated April 29, 2010 (the "Notes").  The Notes bear interest at a fixed annual rate of 5.46% and mature April 29, 2020.  Please see the Notes to Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, and borrowings from our revolving credit facility have been our sources of funds to provide working capital, make capital expenditures, acquire businesses, repurchase common stock, and pay dividends to shareholders.  We believe cash flows from operations and borrowings from our unused and committed credit facility will be adequate to support our current business needs for the foreseeable future.  Should the need arise or should we choose to, we may issue additional equity or debt instruments on a publicly traded securities exchange via a shelf registration which became effective with the SEC in January 2010.

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

On April 29, 2010, we issued and sold an aggregate of $50 million of senior notes to a qualified institutional buyer pursuant to a note purchase agreement dated April 29, 2010.  Please see the Notes to Condensed Consolidated Financial Statements for further information.

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

	Nine Months Ended
Cash Flows	September 30,
($ in millions)	2010	2009
Net cash provided by operating activities	$35.2	$90.6
Net cash used in investing activities	$(38.8)	$(33.9)
Net cash provided by (used in) financing activities	$(4.0)	$(57.7)

Cash flows from operating activities were not as large as the prior-year comparable period as the change in our working capital levels did not decrease in 2010 as they did in 2009.  As the recession got underway in 2009, our working capital levels decreased significantly and allowed us to harvest a large amount of cash through these reductions.  In 2010, as our business levels increased rather than decreased as they had in the prior-year period, we generated positive cash flows from operations through the profitability of our business and other non-cash charges rather than by harvesting working capital as in 2009.  Historically, working capital levels increase in the early and middle parts of the year and then decrease later in the year in conjunction with the seasonality of our business; we do not see a reason why this trend would not continue.

Excluding our corporate building and receipts from Chrome Corp., our capital expenditure levels in 2010 are not significantly different from those of 2009.  Our largest expenditures within both years relate to our investments in South Africa, not only the chrome mine itself but also the related processing facility.  In the 2010 period, we made certain payments to Chrome Corp. in relation to the purchase of the remaining interest in the chrome mine in South Africa.  These payments are reported in cash flows from financing activities as Purchase of noncontrolling interest.

Given the differences in the changes in working capital levels mentioned previously between 2009 and 2010, we required additional debt to fund our operations in 2010 as opposed to paying down debt as we did in 2009.  Year-to-date dividends were $0.54 per share in both periods.

	As at
Financial Position	September 30,	December 31,
($ in millions)	2010	2009
Working capital	$238.8	$203.7
Goodwill & intangible assets	$115.6	$118.3
Total assets	$812.8	$734.3

Long-term debt	$229.7	$207.0
Other long-term obligations	$49.1	$57.2
Total equity	$410.2	$379.8

Working capital at September 30, 2010 increased over the amount at December 31, 2009 due to increases in accounts receivable due to the increased sales levels and the reclassification of certain loan receivables which come due in January 2011.  Given the seasonality of our environmental and oilfield services segments as well as the project nature of some of our services provided in the oilfield services segment, working capital needs are typically greater in the second and third quarters of the year.

Long-term debt increased as we needed more cash to fund increased working capital levels and purchase equipment, resulting in an increase in long-term debt relative to total capitalization to 35.9% at September 30, 2010 versus 35.3% at December 31, 2009.  We have approximately $142.8 million of borrowing capacity available from our revolving credit facility at September 30, 2010.  We are in compliance with financial covenants related to the revolving credit facility as of the period covered by this report.

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

PART II - OTHER INFORMATION

Item 5:                      Other Information

Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data

We have in place health and safety programs that include extensive employee training, accident prevention, workplace inspection, emergency response, accident investigation, regulatory compliance and program auditing.  The objectives of our health and safety programs are to eliminate workplace incidents, comply with all mining-related regulations and improve mine safety.

The operation of our domestic mines is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.  We present information below regarding certain mining safety and health citations which MSHA has issued with respect to our mining operations.

For the three-month period ended September 30, 2010, none of our mining operations received written notice from MSHA of (i) an order issued under section 104(b) of the Mine Act; (ii) a citation or order for unwarrantable failure to comply with mandatory health or safety standards under section 104 (d) of the Mine Act; (iii) a flagrant violation under section 110(b)(2) of the Mine Act; (iv) an imminent danger order under section 107(a) of the Mine Act; (v) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of our mine health or safety hazards under section 104(e) of the Mine Act; or (vi) the potential to have such a pattern.  For the three-month period ended September 30, 2010, we experienced no fatalities.

The table below sets forth by mining complex the total number of citations and/or orders issued during the three-month period ended September 30, 2010 by MSHA to AMCOL and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments (dollar amounts are actual, not thousands).

Mine	Section 104 (1)	Proposed MSHA Assessments (2)
Gascoyne Mine & Mill	-	$108
Belle Fourche Mill	-	-
Lovell Mill	-	6,052
Colony West Mill	-	1,400
Colony East Mill	-	-
Yellowtail Mine	-	-
Belle/Colony Mine	-	-
Sandy Ridge Mill	4	4,649

1.
Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which AMCOL and its subsidiaries received a citation from MSHA

2.	Total dollar amount of proposed assessments received from MSHA on or before September 30, 2010, for citations and orders occurring during the three-month period ended September 30, 2010.

As of September 30, 2010, we have a total of 9 matters pending before the Federal Mine Safety and Health Review Commission.  This includes legal actions that were initiated prior to the three-month period ended September 30, 2010 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three month period.

In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

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

AMCOL INTERNATIONAL CORPORATION

Date: November 2, 2010	/s/ Lawrence E. Washow
Lawrence E. Washow
President and Chief Executive Officer

Date: November 2, 2010	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)+
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)+
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350+
+ Filed herewith.