Form 10-K
period 2010-12-31
AMCOL INTERNATIONAL CORP
filed 2011-03-01
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
Yes ☐   No ☒

The aggregate market value of the registrant’s $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $23.50 per share on June 30, 2010, and, for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $571.2 million.

Registrant had 31,341,536 shares of $.01 par value Common Stock outstanding as of February 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

INTRODUCTION

AMCOL International Corporation was originally incorporated in South Dakota in 1924, reincorporated in Delaware in 1959, became publicly listed in 1987 on the NASDAQ, and moved to and remains listed on the New York Stock Exchange since 1998.  Except as otherwise noted or indicated by context, the term “Company” refers to AMCOL International Corporation and its subsidiaries.

We are a global company focused on long term profitability growth through the development and application of minerals and technology products and services to various industrial and consumer markets.  We focus our research and development activities in areas where we can either leverage our current customer relationships and mineral reserves or enhance existing or related products and services.

We operate in five segments:  minerals and materials, environmental, oilfield services, transportation and corporate.  Our minerals and materials segment mines, processes and distributes minerals and products with similar applications for use in various industrial and consumer markets, including metalcasting, pet care, laundry care, and drilling industries.  Additionally, this segment develops and manufactures synthetic materials principally for personal care applications.  Our environmental segment manufactures and distributes products and related services for use as moisture and vapor barriers in commercial construction, landfills and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and natural gas industry.  Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Our corporate segment includes the elimination of intersegment shipping revenues as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company.

Our primary mineral is bentonite and we have bentonite reserves located throughout the world.   We also develop applications for other minerals, including chromite ore.  Nicknamed the mineral of a thousand uses, bentonite has several unique characteristics including its ability to bind, swell, adsorb, control rheology, soften fabrics, and have its surface modified through chemical and physical reactions.

We earn revenues from the sales of finished products, provision of services, rental of equipment, and charges for shipping goods and materials to customers.  Revenues derived from services are primarily generated in our environmental, oilfield services, and transportation segments, the latter being purely service based.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	Percentage of Net Sales
	2010	2009	2008
Minerals and materials	50%	48%	49%
Environmental	27%	31%	32%
Oilfield services	18%	17%	15%
Transportation	6%	7%	7%
Intersegment shipping	-1%	-3%	-3%
	100%	100%	100%

Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of our business segments are set forth in our Notes to Consolidated Financial Statements included later herein.

MINERALS AND MATERIALS SEGMENT

This segment conducts its business through wholly-owned subsidiaries and investments in affiliates and joint ventures throughout the world.   Our principal products are marketed under various internationally registered trade names, including VOLCLAY®, PANTHER CREEK®, PREMIUM GEL®, ADDITROL®, and Hevi-Sand®.

Our principal mineral is bentonite.  Commercially produced bentonite is a type of montmorillonite clay found in beds ranging in thickness from two to 50 feet beneath overburden of up to 60 feet.  There are two basic types of bentonite, sodium bentonite and calcium bentonite, and each has different chemical and physical properties.  Sodium bentonite is generally referred to as Western bentonite because it predominately exists in the Western United States, although sodium bentonites of lesser purity do exist outside the  United States (“U.S.”).  Calcium bentonite is sometimes referred to as Southern bentonite in the U.S. and as Fuller’s Earth outside the U.S.  Calcium bentonites mined outside the U.S. are sometimes activated with sodium carbonate or similar compounds to produce properties similar to natural sodium bentonite.

We also own a chromite ore mine in South Africa.  Chromite ore is located in seams within certain rock formations that can descend over 100 feet below ground.  We are particularly interested in mining chromite ore that has physical properties suited for metalcasting applications.

Principal Products and Markets

Metalcasting. In the formation of sand molds for metalcastings, sand is bonded with minerals and various other additives to yield desired casting form and surface finish. Our products are sold in the foundry and casting industry to help customers reduce waste from metalcasting defects, improve the efficiency and recycling of sand blends in mold sand systems, and improve air quality by reducing volatile organic compound emissions.  We employ a consultative sales process to sell custom-blended mineral and non-mineral products to strengthen sand molds for casting auto parts; farm and construction equipment; oil and gas production equipment; power generation turbine castings; and rail car components.

In the ferrous casting market, we specialize in blending bentonite of various grades by themselves or with mineral binders containing sodium bentonite, calcium bentonite, seacoal and other ingredients.  We also have a line of formulated additives that introduce silicon and carbon in the melt phase of the casting process.

In the steel alloy casting market, we sell a chromite product with a particle size distribution specific to a customer’s needs.  One of chromite’s better qualities is its ability to abstract heat.  Thus, we market the product for use in making very large, high integrity, steel alloy castings where the chromite is better suited to withstand the high heat and pressure resulting from the significant amount of alloy poured in the casting.  We market our chromite product under the trade name Hevi-Sand®.

Specialty Materials.  Our specialty materials products are sold in markets with generally lower volume applications where our material acts as a performance additive.  The following are the major markets for such mineral applications:

•
Laundry Care.  We supply high-grade, agglomerated bentonite and other mineral additives used in laundry care products.   Bentonite performs as a softening agent in certain powdered-detergent formulations, and it can also act as a carrier for colorants and fragrances.  Amongst other things, our laundry care products lower pollution by eliminating phosphates, reduce packaging requirements due to our agglomeration technology which results in a greater density particle, and can lower an end-user’s energy costs in cold wash applications.

•
Personal Care.  We manufacture adsorbent polymers and purified grades of bentonite ingredients for sale to manufacturers of personal skin care products.  The adsorbent polymers are used to deliver high-value actives in skin-care products.  Microsponge® and Poly-Pore® are the principal trade names under which these products are sold.  Bentonite-based materials act as thickening, suspension and dispersion agent emollients.

•	Paper Manufacturing. Bentonite is used to improve processing and waste control in manufacturing a broad range of printable paper surfaces.

Pet Products. We produce and market sodium bentonite-based scoopable (clumping), traditional and alternative cat litters as well as specialty pet products to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout the U.S.  Our scoopable products’ clump-forming capability traps urine, thereby reducing the waste of litter by allowing for easy removal of only the odor-producing elements from the litter box.  Our products are marketed under various trade names.

Basic Minerals.  We supply minerals in industrial applications where they are used as a component of the end product to the consumer.  Our markets and applications include:

•
Drilling Fluid Additives. Sodium bentonite and leonardite, a form of oxidized lignite which we mine and process in North Dakota, are components of drilling fluids used in oil and gas well drilling.  Bentonite imparts thickening and suspension properties, which facilitate the transport of rock cuttings to the surface during the drilling process. Drilling fluids lubricate the drilling bit and coat the underground formations to prevent hole, collapse and drill-bit seizing.  Our primary trademark for this application is the trade name PREMIUM GEL®.

•
Other Industrial. We produce bentonite and bentonite blends for the construction industry, which are used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt.  We also supply grades of bentonite used for pellitizing other materials for ease of use.  Examples of this application are the pelletizing of iron ore and livestock feed.

•
Ferro Alloys.  A by-product of our chromite processing operations for foundry products includes a chromite ore which has physical properties suited for use in producing ferro chrome.  The ore generally needs to have a chromite content in excess of 42% to meet metallurgical grade specifications.  Manufacturers of stainless steel are the primary users of ferro chrome.

Sales and Distribution

In 2010, the top eight customers of the minerals and materials segment accounted for approximately 32% of this segment’s sales worldwide.  Approximately 62% of our sales in this segment are generated in the Americas.  Metalcasting is our largest product line in the Americas and all of our pet products sales are in this region as well.  Our sales in EMEA (Europe, Middle East and Africa) represent approximately 18% of segment sales and are principally to laundry care producers.  The Asia-Pacific region represents approximately 20% of segment sales with metalcasting being our largest product line.

This segment sells minerals and materials not only to third party customers but also to other segments, principally our environmental segment.  Bentonite is a key material included within several products in our environmental segment, most notably the lining technology products.  In 2010, this segment sold approximately 10% of its tons to sister segments; these sales are not included in this segment’s revenues or our consolidated financial statements.

A large majority of our sales and distribution is conducted by our own personnel.  We have established industry-specialized sales groups staffed with technically oriented salespersons serving each of our major markets.  Certain businesses will have networks of distributors and representatives, including companies that warehouse products at strategic locations.

We believe our strong, global market position in the metalcasting industry is largely due to our technical service capabilities and our distribution network.  We provide training courses and laboratory testing for customers who use our products in the metalcasting process.  Our technical sales personnel provide expertise not only to educate our customers on the bentonite blend properties but also to aid them in producing castings efficiently and productively.

In pet products, we are primarily a private-label producer of cat litter and have three principal sites from which we package and distribute finished goods.  Our transportation segment provides logistics services for the cat litter business, and is a key component of our capability in supplying customers on a national basis.

Serving certain specialty material markets requires considerable technical expertise.  Serving the laundry care market requires an ability to not only supply cost-effective products and additives but also provide product development capabilities to adapt to our customers’ product requirements.  We experience similar requirements for our personal care business, which makes use of several patents with various durations.

Our drilling fluid additives division markets products, including bentonite which is a major component of drilling fluids, under our own and private-label trade names.  At least two drilling fluid service companies have captive bentonite operations and others are party to long-term bentonite supply agreements.  The potential customers for our products, therefore, are generally limited to those service organizations that neither are vertically integrated nor have long-term supply arrangements with other bentonite producers.

Competition

We are one of the largest producers of bentonite products globally.  There is substantial domestic and international competition, which is essentially a matter of product quality, price, logistics, service and technical support. There are several producers of sodium bentonite or sodium activated calcium bentonite throughout the world, some of which import into the U.S. market.  There are also numerous major producers of calcium bentonite and various regional suppliers in the areas we serve. Some of our competitors, especially in the chromite sand market, are companies primarily in other lines of business with substantially greater financial resources than ours.

Seasonality

We do not consider our minerals and materials segment’s business to be seasonal in nature.

ENVIRONMENTAL SEGMENT

Principal Products and Markets

The business is principally conducted through wholly-owned subsidiaries and joint ventures throughout the world.  Many of these companies utilize our CETCO® brand name.  Our five principal markets are as follows:

Lining Technologies. We sell a variety of lining and other products to landfill, mining, and other construction markets for a variety of applications, most of which are directed to preserving or remediating environmental issues.

•
Lining Technologies.  We help customers protect ground water and soil through the sale of geosynthetic clay liner products containing bentonite.  We market these products under the BENTOMAT® and CLAYMAX® trade names principally for lining and capping landfills, mine waste disposal sites, water and wastewater lagoons, secondary containments in tank farms, and other contaminated sites.  We also provide associated geosynthetic materials for these applications, including geotextiles and drainage geocomposites.

•
 Remediation Technologies.  Our remediation technologies group provides engineered solutions for challenging environmental site-remediation projects, usually with the goal of redeveloping contaminated industrial sites.  Such as projects often involve contaminated sediment and soil capping, waste solidification and stabilization, water treatment, sludge dewatering, hazardous waste clean-up and engineered remedial barriers.  Products offered in this business include Liquid Boot®, a liquid applied vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material; ORGANOCLAY®, which absorbs organic containments; and QUIK-SOLID®, a super absorbent media.

Building Materials. We supply many roofing and waterproofing materials to the non-residential construction industry. This business’ products include VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite; ULTRASEAL®, an advanced membrane using a unique active polymer core;  and COREFLEX®, featuring heat-welded seams for protection of critical infrastructure.  In addition to these membrane materials, we also provide roofing products and a variety of sealants and other accessories required to create a functional waterproofing system.

Contracting Services. Our contracting services business provides geo-environmental solutions for a variety of construction projects.  In the role of general or specialty contractor, this business develops value engineered solutions for waste containment, site remediation, civil and geotechnical construction, erosion control, waterproofing, and green roofs.  This business operates in the commercial and environmental construction industries utilizing our own and third-party products.

Drilling Products. Our drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction.  The products are used to install monitoring wells, facilitate horizontal and water well drilling, and seal abandoned exploration drill holes. VOLCLAY GROUT™, HYDRAUL-EZ®, BENTOGROUT® and VOLCLAY TABLETS™ are among the trade names for products used in these applications. Ground source heat loop systems utilizing GEOTHERMAL GROUT™ represent a developing area for drilling products.  We also offer a range of drilling products used in the excavation of foundations for large buildings, bridges and dams; these products include SHORE PAC® and PREMIUM GEL®.

Sales and Distribution

On an individual customer basis, we generated less than $5 million of sales from each of the top five customers in the environmental segment.  Approximately 48% of sales are in the Americas where the U.S. is our largest geographical market for all product lines. Approximately 43% of sales are in EMEA and the remaining 9% in the Asia-Pacific region.

Sales and distribution of the lining technologies products and our contracting services are primarily performed through our own personnel and facilities.  Service revenues in our contracting business are primarily generated under medium to long-term contracts.  For both businesses, our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate.

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

Competition

Our lining technologies business competes with geosynthetic clay liner manufacturers worldwide, several suppliers of alternative lining technologies, and providers of soil and environmental remediation solutions and products.  The building materials product lines compete in a highly fragmented market comprised of a wide variety of alternative technologies.  Competitors in our contracting services business primarily include other specialty and general contractors, some of which have substantially greater resources.  A number of integrated bentonite companies compete against us in the drilling products business.  Competition in all business units is based on product quality, service, price, technical support and product availability.

Seasonality

Most of the business in the environmental segment is impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be larger during the period from April through October.  As a result, we consider the business of this segment to be seasonal.

OILFIELD SERVICES SEGMENT

Principal Services and Markets

Our oilfield services segment provides both onshore and offshore water treatment filtration, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and natural gas industry.  We sell products and services through wholly-owned subsidiaries located in Australia, Brazil, Malaysia, Nigeria, the United Kingdom, and the U.S., principally in the Gulf of Mexico and surrounding on-shore area.  The following are our principal services and product lines we provide:

Filtration.   We help customers protect the environment, especially marine environments, and comply with regulatory requirements by providing technologies, filtration media and services to help them discharge waste water generated during oil production.

Well Testing.  We provide equipment and personnel to help customers control well production as well as to clean up, unload, separate, measure component flow, and dispose of fluids from oil and gas wells.

Pipeline.  Our personnel utilize engineered equipment that separates, filters, cleans and allows treatment of effluents arising from pipeline testing and maintenance activities.

Nitrogen Services.  Liquid nitrogen is commonly used in the pipeline, refinery, and oil and natural gas business.  By providing liquid nitrogen that is then changed into nitrogen gas with our personnel and mobile equipment, we help customers perform maintenance activities in a safe environment on their production platforms, pipeline operations, and refineries.  These services are provided in jetting wells that are loading with fluid; stimulating wells, including fracturizing and acidizing; displacing completion fluids prior to perforating; airing up cans for offshore floating installations; and pressure testing and other maintenance activities.

Coil Tubing & Rentals.  Our coil tubing services utilize a long, continuous length of pipe which is wound on a spool or reel.  We rent the coil tubing and provide operating personnel to pump fluids through the tubing into boreholes or to assist in certain well-drilling applications.  Before being pushed into a well head, the pipe is straightened, then pumped with fluid, and finally rewound or coiled back onto the reel housed on our transport units.  Our coil tubing services are typically provided in areas of  nitrogen displacement, acidizing, cleanouts, and other workovers and provide a benefit over traditional well intervention methods as fluids can be pumped at any time regardless of the position and direction of travel.  Last, we rent specialized equipment such as high-pressure pumps, iron, and manifolds to oil and gas production platform operators.

Competition

Our oilfield services group competes with other oil services companies.  Several of these competitors have significantly more resources than we do and consequently may be better able to compete in periods of economic downturn, especially in terms of selling prices.  However, we believe we offer several competitive advantages, especially in the area of water treatment services, due to superior and innovative technologies that we have developed internally and the combination of services that we can provide.

Sales and Distribution

The top six customers in our oilfield services segment accounted for 30% of the segment sales worldwide.  Approximately 84% of sales are in the Americas.  Our largest geographical market is the U.S., and more specifically the Gulf of Mexico region. Approximately 12% of sales are in the Asia-Pacific region and 4% are in EMEA.

Our businesses primarily sell and distribute products and services on a direct basis.  Our principal customers are oil and natural gas companies who maintain substantial offshore and onshore drilling and production platforms for both oil and gas.

Seasonality

Much of the business in the oilfield services segment is impacted by weather conditions.  Our business is concentrated in the Gulf of Mexico and surrounding states where our customers’ oil and gas production facilities are subject to natural disasters, such as hurricanes.  Given this, our sales could be lower in the June to November months.

TRANSPORTATION SEGMENT

We operate a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental U.S.  These services are provided to our subsidiaries as well as third-party customers.  Through our transportation business, we are better able to control costs, maintain delivery schedules and assure equipment availability in the delivery of our products.  In 2010, approximately 30% of the revenues of this operation involved services provided to our domestic minerals and materials and environmental segments.

MINERAL RESERVES AND MINING

Mineral Reserves

We have reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey.  Through our investments in affiliates and joint ventures, we also have access to bentonite deposits in Azerbaijan, Egypt, India, Mexico, and Russia.  At 2010 consumption rates and product mix, we have proven, assigned reserves of commercially usable sodium bentonite for the next 29 years.  We have proven, assigned reserves of commercially usable calcium bentonite for the next 14 years.  While we believe that our reserve estimates are reasonable and our title and mining rights to our reserves are valid, we have not obtained any independent verification of such reserve estimates or such title or mining rights.

We own or control the properties on which reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims.  A majority of our bentonite reserves are owned.  No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments.

A majority of our current bentonite mining activities in the U.S. do not occur on reserves we own.  Rather, the majority of our current bentonite mining in the U.S. occurs on reserves comprised of over eighty mining lease and royalty agreements (including easement and right of way agreements) and 2,000 mining claims.  The majority of these are with private parties and located in Montana, South Dakota and Wyoming.  The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

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

	Tons Sold (000s)			Wet Tons	Assigned	Unassigned		Mining Claims
	2010	2009	2008	of Reserves	Reserves	Reserves	Conversion	Owned	Unpatented	Leased
				(000s)	(000s)	(000s)	Factor		**
Sodium Bentonite
Assigned
Australia	9	9	11	987	987	-	80%	-	-	987
Belle/Colony, WY/SD	1,121	1,012	1,476	33,821	33,821	-	77%	619	1,019	32,183
Lovell, WY	605	372	690	27,398	27,398	-	86%	15,039	11,403	956
TOTAL ASSIGNED	1,735	1,393	2,177	62,206	62,206	-		15,658	12,422	34,126

Unassigned
SD, WY, MT	-	-	-	60,786	-	60,786	82%	55,189	3,857	1,740
TOTAL OTHER / UNASSIGNED	-	-	-	60,786	-	60,786		55,189	3,857	1,740

TOTAL SODIUM BENTONITE	1,735	1,393	2,177	122,992	62,206	60,786		70,847	16,279	35,866
					51%	49%		58%	13%	29%
Calcium Bentonite
Assigned
Chao Yang, Liaoning, China	261	177	212	1,442	1,442	-	76%	-	-	1,442
Nevada	2	1	1	536	36	500	75%	36	500	-
Sandy Ridge, AL	89	66	101	5,874	5,874	-	76%	1,593	-	4,281
Turkey	95	86	72	891	891	-	75%	-	-	891
Vici, OK	-	-	-	99	-	99	77%	-	-	99
TOTAL CALCIUM BENTONITE	447	330	386	8,842	8,243	599		1,629	500	6,713
					93%	7%		18%	6%	76%
Leonardite

Gascoyne, ND	52	35	80	865	865	-	74%	-	-	865
					100%					100%
Other
Assigned
South Africa	122	60	-	996	996	-	80%	-	-	996
TOTAL ASSIGNED	122	60	-	996	996	-		-	-	996
Unassigned
Nevada	-	-	-	2,997	-	2,997	75%	2,997	-	-
TOTAL OTHER / UNASSIGNED	-	-	-	2,997	-	2,997		2,997	-	-

TOTAL OTHER	122	60	-	3,993	996	2,997		2,997	-	996
					25%	75%		75%	0%	25%

GRAND TOTALS	2,356	1,818	2,643	136,692	72,310	64,382		75,473	16,779	44,440
					53%	47%		55%	12%	33%

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

CROSS SEGMENT FUNCTIONS

Product Development and Patents

We work actively with customers in each of our major markets to develop and commercialize new products and applications of existing products to solve customer problems.  We maintain research centers and laboratory testing facilities in Hoffman Estates, Illinois; Birkenhead, England; and Tianjin, China.  When we perceive a need for a product that will accomplish a particular goal, we work to develop the product, research its marketability and study the feasibility of its production. We also co-develop products with customers, or others, as needs arise.  Our development efforts emphasize markets with which we are familiar and products for which we believe there is a viable market.

We hold a number of U.S. and international patents.  We follow the practice of obtaining patents on new developments whenever feasible. However, we do not consider that any one or any combination of such patents is material to our businesses as a whole.

Research and Development

Our business segments share research and laboratory facilities, and technological developments are shared among our subsidiaries, subject to license agreements where appropriate.  Further information on research and development activities is included in our Notes to Consolidated Financial Statements contained in Item 8 of this report.

Regulation and Environmental

We believe we are in material compliance with current, applicable mining regulations. Since reclamation of exhausted mining sites has been a regular part of our surface mining operations since 1973, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the prices of the bentonite sold.

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

FOREIGN OPERATIONS AND EXPORT SALES

Approximately 36% of our 2010 net sales were generated in countries outside the Americas.  Our foreign operations have typically comprised about a third of our income from continuing operations before income taxes, income from affiliates and joint-ventures, and non-controlling interest.  However, in 2009, they comprised approximately 58% of that income as the economic recession more heavily affected our domestic operations than our foreign operations.  Of our tons sold from our domestic mineral deposits in 2010, approximately 21% of these shipments were made to our sister companies and third party customers located outside the United States as compared to 17% and 24% in 2008 and 2009, respectively.

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

Our oilfield services segment maintains offices and operations centers in Australia, Brazil, Malaysia, Nigeria and Scotland to service customers in those local markets.

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

EMPLOYEES

As of December 31, 2010, we employed 2,383 people in our global organization, 1,208 of whom were employed outside of the United States.  Operating plants are adequately staffed, and no significant labor shortages are presently foreseen.  Labor relations have been satisfactory.

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

A number of risks will challenge us in meeting our long-term profit and strategic objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  Specifically, the risks outlined below could affect the achievement of our expected results.  In addition, political, economic, or credit crises occur from time to time in our geographic markets, and these crises could affect or heighten the risks outlined below, especially with regard to our reliance on key industries, the volatility of our stock price, and increased exchange rate sensitivity.  The credit crisis may also affect our ability to obtain capital or finance acquisitions or other activities on terms substantially similar to our current debt facilities should that need arise in the future.  Any of these factors or the risks outlined below could affect our business opportunities and results:

Reliance on Metalcasting & Construction Markets

Approximately 48% of our minerals and materials segment’s sales in 2010 were to the metalcasting market.  Our environmental segment’s sales are predominantly derived from the commercial construction and infrastructure markets.  All of these markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for our products sold to these markets may decline and our business or future financial results may be adversely affected.

Susceptibility to Oil and Natural Gas Markets

Revenues from our oilfield services segment in 2010 represent 18% of consolidated revenues and 21% of consolidated operating income.  Oil and natural gas production activities are heavily influenced by the benchmark price of these commodities, which can be influenced by both economic and political events and, in turn, affect our customers’ demand for our products and services.  Thus, the benchmark prices of oil and natural gas may ultimately affect the performance of this segment.

            In addition, oil and natural gas exploration and production activities depend heavily on the location of these natural resources within the earth’s geology and geographic location as well as technologies available to profitably extract them.  For example, the recent application of horizontal drilling technologies allow natural gas production companies to extract significantly greater amounts of natural gas in geological deposits located in areas where we currently do not have a significant presence.  Thus, the performance of our oilfield services segment is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

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

On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations.  While we have been successful in attaining price increases in certain markets to offset some of these rising costs, there can be no assurance that we will be successful in continuing to achieve these price increases or protecting our margins.

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

In our environmental segment, the construction and infrastructure markets are heavily dependent upon the strength of domestic and international economies.  In our minerals and materials segment, the metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components.  Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or tough economies, which ultimately may affect the demand for our environmental and minerals and materials segments’ products and services.

Moreover, in periods of lower economic productivity or recession, oil and natural gas prices tend to decrease, which in turn causes exploration companies to reduce their capital expenditures and production and exploration activities.  This has the effect of decreasing the demand and increasing competition for the services that our oilfield services segment provides.

Risks of International Expansion & Operation

An important part of our business strategy is to expand internationally by establishing our own presence in new markets when possible or through acquisitions, joint ventures or other strategic alliances.  Sales and earnings from our overseas operations have increased considerably in recent years and comprise a significant portion of our financial results; including our joint ventures.  As we expand and operate internationally, we will be subject to a myriad of risks, especially in less developed countries whose economies increase at rates faster than more developed nations.  These risks relate to currency exchange rates, political and economic environments, business and trade laws, and regulatory and compliance issues.  These risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, losses in the realizability of our assets, or fluctuations in our earnings due to the impact from our joint ventures.

Regulatory and Legal Matters

Our operations are subject to various federal, state, local and foreign laws and regulations relating to environmental and to health and safety matters.  Substantial penalties may be imposed if we violate certain of these laws and regulations, even if the violation was inadvertent or unintentional.  If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply.  In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions.  If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected.  We may also be subject to adverse litigation results in addition to increased compliance costs arising from future changes in laws and regulations that may negatively impact our operations and profits.  Last, certain of our customers are subject to various federal and foreign laws and regulations relating to environmental and health and safety matters, especially our oilfield customers who are subject to drilling permits, wastewater disposal and other regulations.  To the extent that these laws and regulations affecting our customers change, demand for our products and services could also change and thereby affect our financial results.

Ability to Complete, Integrate & Finance Acquisitions

Our business strategy includes pursuing acquisitions of complementary businesses, through either our own wholly-owned subsidiaries or our investments in affiliates and joint ventures.  The success of any future acquisitions or investments will be dependent upon our ability to locate an attractive business at an attractive price and our ability to successfully integrate them into our existing operations.

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

LOCATION	PRINCIPAL FUNCTION
MINERALS AND MATERIALS
Colony, WY (two plants)	Mine and process sodium bentonite, package cat litter
Gascoyne, ND	Mine and process leonardite
Lovell, WY (1)	Mine and process sodium bentonite
Sandy Ridge, AL	Mine and process calcium bentonite; blend ADDITROL®
Chao Yang, Liaoning, China	Mine and process calcium bentonite
Enez, Turkey	Mine and process calcium bentonite
Laemchabang, Thailand	Process sodium and calcium bentonite
Ruighoek Farm, Northwest Province, South Africa	Mine and process chromite ore
Winsford, Cheshire, U.K.	Process bentonite and other minerals
ENVIRONMENTAL
Cartersville, GA	Manufacture components for geosynthetic clay liners; manufacture Bentomat® and Claymax® geosynthetic clay liners; manufactures other building materials products
Lovell, WY (1)	Manufacture Bentomat® and Claymax® geosynthetic clay liners and other building materials products
Philadelphia, PA	Provider of services for the design and installation of geosynthetic systems
Birkenhead, Merseyside, U.K. (1)(2)	Manufacture Bentomat® geosynthetic clay liner; research laboratory; headquarters for CETCO (Europe) Ltd.
Segovia, Spain	Manufacture Bentomat® geosynthetic clay liners
Suzhou, China	Center for China operations; manufactures lining and waterproofing products for China and greater Asian markets
Szczytno, Poland	Manufacture Bentomat® and Claymax® geosynthetic clay liners
OILFIELD SERVICES
Broussard, LA	Central operations and distribution
Harvey, LA (2)	Nitrogen sales and service; coil tubing sales and services
Houma, LA	Rentals division sales
New Iberia, LA (2)	Coil tubing rentals
Kenamen, Malaysia (2)	Filtration rental and sales
TRANSPORTATION
Scottsbluff, NE	Transportation headquarters and terminal
CORPORATE
Hoffman Estates, IL (2)	Corporate headquarters; CETCO headquarters; American Colloid Company headquarters; Nanocor, Inc. headquarters; research laboratory

(1)  Shared facilities between minerals and materials and environmental segments.
(2)  Certain offices and facilities are leased.

We consider our plants in the Western U.S. to be of strategic importance given their production capacity, products manufactured, and proximity to our mineral reserves.  All of our pet products are manufactured either in our Lovell, WY plant or one of our Colony, WY plants given their granularization capabilities and the fact that their location provides freight cost savings to key customers.  Our Sandy Ridge, AL facility supplies calcium bentonite to our U.S. blending plants as an ingredient for production of ADDITROL®.  The blending plants have collective importance since they produce customized products for metalcasting customers.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of Registrant

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
Gary L. Castagna	49	Senior Vice President of the Company and President of Global Minerals and Materials since May 2008;
		prior thereto, Senior Vice President, Chief Financial Officer and Treasurer of the Company since
		February 2001; prior thereto, a consultant to AMCOL since June 2000; prior thereto, Vice President
		of the Company and President of Chemdal International Corporation (this business is a former subsidiary
		of AMCOL, and consisted of the absorbent polymers business that was sold to BASF AG in June 2000)
		since August 1997; since January 2000, Director of M~Wave Incorporated, a manufacturer and distributor
		of printed circuit boards.
Michael R. Johnson	52	Vice President of the Company since January 2010; President of CETCO Oilfield Services since 2003;
		prior thereto, Vice President of CETCO Oilfield Services since 2000.
Ryan F. McKendrick	59	Chief Executive Officer of the Company since January 1, 2011; prior thereto, Chief Operating Officer
		of the Company since January 1, 2010; prior thereto, Senior Vice President of the Company and
		President of CETCO since November 1998; and President of Volclay International Corporation since
		2002
Donald W. Pearson	49	Vice President, Chief Financial Officer and Treasurer of the Company since May 2008; prior thereto,
		Vice President Finance, UPM - Kymmene Corporation North America (a manufacturer of magazine paper),
		May 2006 through May 2008; Financial Controller UPM - Kymmene Corporation North America,
		February 2004 through May 2006; prior thereto, Senior Vice President, Business Planning, Information
		Resources, Inc. (an information services provider), August 2000 through February 2004.
Robert J. Trauger	48	Vice President of the Company and President of CETCO since January 1, 2010; prior thereto,
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

		Stock Price
		High	Low	Cash Dividends Declared Per Share
Fiscal Year Ended December 31, 2010:	1st Quarter	$30.50	$23.22	$0.18
	2nd Quarter	32.60	23.45	0.18
	3rd Quarter	31.15	22.12	0.18
	4th Quarter	31.57	25.63	0.18

Fiscal Year Ended December 31, 2009:	1st Quarter	$24.24	$10.84	$0.18
	2nd Quarter	24.34	14.38	0.18
	3rd Quarter	24.74	18.24	0.18
	4th Quarter	30.00	20.80	0.18

We have paid cash dividends every year since 1938.  As of February 8, 2011, there were approximately 6,907 holders of record of the common stock, including shares held in street name.

Purchases of Equity Securities

We did not repurchase any of our outstanding common stock in 2010.

Equity Compensation Plan Information

Our outstanding equity compensation awards are comprised of stock options, stock settled appreciation rights, and restricted stock awards issued under our 1998 Long-Term Incentive Plan, 2006 Long-Term Incentive Plan and our 2010 Long-Term Incentive Plan.  All outstanding awards at December 31, 2010 relate to our common stock.  We do not have any equity compensation plans which have not been approved by our shareholders.  Shares issued as a result of awards made under these plans may be from our treasury, newly issued or both.  At December 31, 2010, the number of securities to be issued upon exercise of outstanding stock compensation awards and the related weighted-average exercise price of these awards was 1,848,308 shares at $21.76 per share.  The total number of securities available for future award lie in our 2010 plan and equal 2,000,000 awards as of December 31, 2010.

Item 6. Selected Financial Data

The following is selected financial data for the Company for each of the below annual periods ending December 31st.

 SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2010	2009	2008	2007	2006

Operations Data
Net sales	$852,538	$703,237	$883,552	$744,334	$611,556
Gross profit	216,830	188,188	224,899	196,514	159,466
General, selling and administrative expenses	148,298	134,702	145,653	121,187	102,078
Operating profit	68,532	53,486	79,246	75,327	57,388
Net interest expense	(9,725)	(12,125)	(12,154)	(8,915)	(2,951)
Net other income (expense)	1,034	(1,095)	(5,149)	(1,139)	231
Pretax income	59,841	40,266	61,943	65,273	54,668
Income taxes	18,656	5,510	15,167	16,646	10,425
Income (loss) from affiliates and joint ventures	(11,261)	115	(21,714)	8,389	5,420
Income from continuing operations	29,924	34,871	25,062	57,016	49,663
Discontinued operations	-	-	-	(286)	585
Net income	29,924	34,871	25,062	56,730	50,248
Net income attributable to AMCOL shareholders	30,347	34,799	25,331	56,735	50,248
Per Share Data
Basic earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	0.97	1.13	0.83	1.89	1.65
Discontinued operations	-	-	-	(0.01)	0.02
Net income	0.97	1.13	0.83	1.88	1.67
Diluted earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	0.96	1.12	0.82	1.84	1.60
Discontinued operations	-	-	-	(0.01)	0.02
Net income	0.96	1.12	0.82	1.83	1.62
Dividends	0.72	0.72	0.68	0.60	0.49

Continued…

SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2010	2009	2008	2007	2006

Shares Outstanding Data
End of period	31,032,791	30,773,908	30,437,984	30,093,828	29,936,356
Weighted average for the period-basic	31,178,813	30,764,282	30,445,882	30,164,697	30,054,267
Incremental impact of stock equivalents	368,778	269,432	543,751	794,724	971,621
Weighted average for the period-diluted	31,547,591	31,033,714	30,989,633	30,959,421	31,025,888
Balance Sheet Data (at end of period)
Current assets	$361,564	$294,030	$371,187	$304,630	$251,684
Net property and equipment	260,488	236,246	191,343	176,590	140,772
Other long-term assets	177,041	203,984	182,050	170,926	118,768
Total assets	799,093	734,260	744,580	652,146	511,224
Current liabilities	112,475	90,316	108,494	102,107	78,383
Long-term debt	236,171	207,017	256,821	164,232	112,448
Other long-term liabilities	50,011	57,155	50,910	33,157	25,299
Total equity	400,436	379,772	328,355	352,650	295,094
Other Statistics for Continuing Operations
Depreciation, depletion and amortization	$36,306	$35,906	$33,985	$29,219	$20,483
Capital expenditures	47,305	50,767	44,068	46,004	42,099
Capital expenditures - corporate building	-	9,651	16,672	7,050	-
Gross profit margin	25.4%	26.8%	25.5%	26.4%	26.1%
Operating profit margin	8.0%	7.6%	9.0%	10.1%	9.4%
Pretax profit margin	7.0%	5.7%	7.0%	8.8%	8.9%
Effective tax rate	31.2%	13.7%	24.5%	25.5%	19.1%
Net profit from continuing operations margin	3.5%	5.0%	2.8%	7.7%	8.1%
Return on average equity	7.7%	9.8%	7.4%	17.6%	18.3%

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

The principal mineral that we utilize to generate revenues is bentonite.  We own or lease bentonite reserves in the U.S., Australia, China and Turkey.  Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, Russia, Azerbaijan and Mexico.   We also develop applications for other minerals, including chromite ore from our mine in South Africa.

Bentonite is surface mined when it is commercially feasible to have it shipped to a plant for further processing, including crushing, drying, milling and packaging.  Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve.  Nicknamed the mineral of a thousand uses, bentonite has several unique characteristics including its ability to bind, swell, adsorb, control rheology, soften fabrics, and have its surface modified through chemical and physical reactions.  Our research and development activities, including our understanding of bentonite properties, mining methods, processing and application to markets are some of the core components of our longevity and future prospects.

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

Our customers are engaged in various end-markets and geographic regions. Customers in the minerals and materials segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat litter, cosmetics and laundry care.  Customers in our environmental segment include construction contractors, engineering contractors and government agencies.  The oilfield services segment’s customer base is primarily comprised of oil and natural gas service or exploration companies.  A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence.  A majority of our sales are made pursuant to short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

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

•
Globalization:  As we have done for decades, we continue to expand our manufacturing and marketing organizations into emerging geographic markets.  We see significant opportunities in the Asia-Pacific and Eastern European regions for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow in these areas.  We expect to take advantage of these growth areas, either through our wholly-owned subsidiaries or investments in affiliates and joint ventures.

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

A number of risks will challenge us in meeting our long-term objectives.  We describe certain of these risks, such as competition and our reliance on economically sensitive markets, under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”  We intend to manage these risks actively, but there can be no assurance of our success to do so.

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

Our process to evaluate inventories for excess or obsolete items is comprehensive.  We quantify the amount of inventory on hand that, based on projected demand, is not anticipated to be sold within the next 12 to 24 months or, based on our current product offerings, is excess or obsolete.  This involves a review by sales and production management personnel to determine whether this list of potential excess or obsolete inventory is complete.  Factors which impact this evaluation include, for example, whether there has been a change in the market or packaging for particular products, and whether there are components of inventory that incorporate obsolete formulations or technology.  In certain businesses in which we are engaged, such as our domestic cat litter and personal care business, product and packaging changes can occur rapidly and expose us to excess and obsolete inventories.

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

In conducting our goodwill impairment tests and in testing the recoverability of long-lived assets, we primarily use discounted cash flow models to estimate the fair value of our reporting units and long-lived assets.  Critical assumptions used in conducting these tests include expectations of our business performance and financial results, useful lives of assets, and discount rates as well as comparable market data and our enterprise market capitalization.

In evaluating the recoverability of our indefinite lived intangible assets, we make several critical assumptions as to the applicable market royalty rate and discount rates as well as the future performance of the assets underpinning those intangibles.

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

Based on business conditions and market values that existed at October 1, 2010, we did not identify any material impairment to our long lived assets.  However, the market value of our common stock continues to fluctuate and if, among other factors, (1) our equity value declines, (2) the fair value of our reporting units decline, (3) we don’t achieve our expected future results, or (4) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, other intangible assets, or other long-lived assets.  Depending on the severity of the changes in the key factors underlying the respective impairment tests, such losses could be significant.

Retirement Benefits

We sponsor a defined benefit pension plan for substantially all of our U.S. employees hired before January 1, 2004.  We also sponsor a supplementary pension plan (“SERP”) that provides benefits in excess of qualified plan limitations for certain employees.  In order to measure the expense and obligations associated with these retirement benefits, we estimate various factors used in valuing the associated assets and liabilities, such as discount rates, expected return on plan assets, rate of compensation increases, employee turnover rates, retirement rates, mortality rates and other factors.  Our benefit plan committee determines the key assumptions related to the discount rate, expected investment rate of return, long term rate of compensation increases, and other assumptions based on consultation with our actuaries.  The most important assumptions that affect the computations are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In determining the discount rate for December 31, 2010, we utilized the Hewitt above median yield curve, which is a hypothetical double A yield curve comprised of a series of annualized individual discount rates. The discount rates are derived from hypothetical zero coupon bonds which are given equal maturities within their maturity groups.  The discount rate used to determine our retirement pension benefit obligation at December 31, 2010 was 5.51% for defined benefit pension plan and 5.36% for our SERP.  A 50 basis point decrease in this discount rate would have increased the benefit obligation at December 31, 2010 by $4.4 million and would increase our net cost expected in 2011 by 15%, or $306 thousand.  Likewise at December 31, 2010, a 50 basis point increase in the discount rate would have decreased the benefit obligation by $4.0 million and would decrease our net cost expected in 2011 by 7%, or $139 thousand.

The expected long-term rate of return on defined benefit plan assets was based on our current asset allocations and their historical long-term performance, adjusted for existing market conditions.  Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."  We assumed a weighted-average expected long-term rate of return on pension plan assets of 8.00% to determine our net defined benefit pension plan expense in 2010.  A 50 basis point decrease in the expected return would increase the net cost expected in 2011 by approximately 13%, or $179 thousand.  Likewise, a 50 basis point increase in the expected return would decrease the net cost expected in 2011 by approximately 13%, or $179 thousand.

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

Our estimates of income tax items, expenses and reserves are considered to be critical accounting estimates because they are susceptible to change from period to period based on rulings by various taxing authorities, changes in tax laws, changes in projected levels of taxable income and availability of future tax planning strategies.  On a quarterly basis, these estimates are more critical as they involve estimates of our taxable income expected for the remainder of the fiscal year by taxing jurisdiction.

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

Results of Operations for the Three Years Ended December 31, 2010

The discussion below references the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data.”

Consolidated Income Statement Review

The following table compares our operating results for the past three years.

Consolidated	Year Ended December 31,
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in Thousands)
Net sales	$852,538	$703,237	$883,552	21.2%	-20.4%
Cost of sales	635,708	515,049	658,653
Gross profit	216,830	188,188	224,899	15.2%	-16.3%
margin %	25.4%	26.8%	25.5%
General, selling and administrative expenses	148,298	134,702	145,653	10.1%	-7.5%
Operating profit	68,532	53,486	79,246	28.1%	-32.5%
margin %	8.0%	7.6%	9.0%
Other income (expense):
Interest expense, net	(9,725)	(12,125)	(12,154)	-19.8%	-0.2%
Other, net	1,034	(1,095)	(5,149)	-194.4%	-78.7%
	(8,691)	(13,220)	(17,303)

Income before income taxes and income (loss) from affiliates and joint ventures	59,841	40,266	61,943
Income tax expense	18,656	5,510	15,167	238.6%	-63.7%
Income before income (loss) from affiliates and joint ventures	41,185	34,756	46,776
Income (loss) from affiliates and joint ventures	(11,261)	115	(21,714)	-9892.2%	-100.5%
Net income (loss)	29,924	34,871	25,062	-14.2%	39.1%

Net income (loss) attributable to noncontrolling interests	(423)	72	(269)	-687.5%	-126.8%

Net income attributable to AMCOL shareholders	30,347	34,799	25,331	-12.8%	37.4%

 The following tables detail components of consolidated 2010 and 2009 sales changes over their respective prior years:

2010 vs. 2009	Base Business	Acquisitions	Foreign Exchange	Total
Minerals and materials	12.2%	0.0%	1.0%	13.2%
Environmental	2.0%	0.2%	0.3%	2.5%
Oilfield services	4.5%	0.0%	0.4%	4.9%
Transportation & intersegment shipping	0.6%	0.0%	0.0%	0.6%
Total	19.3%	0.2%	1.7%	21.2%
% of change	91.2%	1.0%	7.8%	100.0%

2009 vs. 2008	Base Business	Acquisitions	Foreign Exchange	Total
Minerals and materials	-8.7%	0.0%	-1.8%	-10.5%
Environmental	-4.6%	0.2%	-2.9%	-7.3%
Oilfield services	-2.3%	0.9%	-0.1%	-1.5%
Transportation & intersegment shipping	-1.1%	0.0%	0.0%	-1.1%
Total	-16.7%	1.1%	-4.8%	-20.4%
% of change	81.8%	-5.3%	23.5%	100.0%

Base or organic business represents operations owned for more than one year whereas acquisitions are those owned less than one year.  We did not make any significant acquisitions in the past two years.  Foreign exchange isolates the impact of currency changes over the prior-year period.

The impact of the recession in recent history is evident in our revenue fluctuations as shown in the above tables.  The recession caused sales to decrease in 2009 across all segments as shown in the 16.7% organic decrease in revenue.  The recession affected many of our end customers and industries, especially metalcasting, construction, and oil and natural gas exploration and production (“E&P”) companies.  As the global economic recovery was underway in 2010, sales increased organically across all segments but most notably in our minerals and materials segment which significantly benefitted from increased sales of its metalcasting products, especially those used in automobiles.

The following table provides a comparison of consolidated sales by geographical region over the last three years:

	2010	2009	2008

Americas	63.6%	64.4%	68.2%
EMEA *	21.8%	23.9%	22.4%
Asia Pacific	14.6%	11.7%	9.4%
Total	100.0%	100.0%	100.0%

* Europe, Middle East and Africa

In 2010, we continued to experience strong growth in our Asia Pacific revenues largely led by growth within our metalcasting and laundry care products sold there.  In 2009, a greater portion of our sales were generated overseas as the domestic economy was more heavily affected by the recession, especially in the environmental and construction markets.

Gross profit

Gross profit increased in 2010 due to the increase in sales.  The increase in gross margins in our minerals and materials segment was overshadowed by the decrease in margins in all other segments, especially our environmental segment.

Our decreased gross profit in 2009 is attributable to our decreased sales.  Gross margins, however, increased due to the full effect of selling price increases implemented in the prior year, most notably in our minerals and materials business.  These price increases, however, were tempered with selling price pressures within our oilfield services segment which experienced significant increases in competition from larger, multinational competitors due to the depressed economic situation.

Fluctuations in gross margin are discussed later in the Segment Reviews section.

General, selling and administrative expenses (GS&A)

In 2010, GS&A expenses increased due mostly to increased employee compensation and related expenses.  Amounts for 2010 also include $2.7 million of expenses associated with the retirement of our previous CEO.

GS&A expenses decreased in 2009 as we reduced expenses in all of our businesses in response to the global recession and due to fewer commissions and other expenses associated with decreased sales levels.  However, our oilfield services segments’ GS&A expenses increased in 2009 primarily due to the acquisition of the coil tubing business within this segment in May 2008.

Operating profit

The increase in operating profit follows the increase in gross profit in 2010 and was generated from organic growth as opposed to acquisitions or currency movements.  Operating profit in 2010 also increased due to the operating leverage; that is, the incremental sales were generated without commensurate increases in costs.

In 2009, the decrease in operating profit is mostly due to the decrease in gross profit levels.  However, approximately 20% of the decrease is due to unfavorable exchange rate movements, mostly in our European currencies versus the United States Dollar (“USD”).  Acquisitions comprised 5% of the decrease in 2009, largely in our oilfield services business as previously mentioned.  Our four operating segments experienced a decrease in operating profits, and our corporate segment had a decrease in expenses.

Net interest expense

Net interest expense decreased in 2010 due to a decrease in average debt levels, from $237.0 million in 2009 to $221.6 million in 2010, and a decrease in average interest rates, from 5.1% in 2009 to 4.4% in 2010.

Net interest expense remained fairly constant in 2009 compared to 2008 levels due to a decrease in our average interest rates on funded debt from 5.2% in 2008 to 4.5% in 2009.  Although average debt levels were higher in 2009 ($231.9 million) than 2008 ($210.5 million), year-end debt levels decreased in 2009 as we focused on decreasing investments in working capital and certain capital expenditures.

Other, net

Other, net is primarily comprised of foreign currency and foreign currency derivative transactions.  We are particularly sensitive to currency exchange rate fluctuations between the British pound and the Euro, the Polish zloty and the Euro, the South African Rand and the USD, and the Thai Baht and the USD. We continue to reduce the effect of foreign currency exposures through effective use of derivative instruments.  However, our future levels of losses or gains on foreign currency transactions and derivatives will depend on fluctuations in the currency rates we are exposed to as well as the hedging activities we undertake, if any.

            Other, net included net gains of $0.8 million, losses of $2.0 million, and losses of $5.2 million in 2010, 2009 and 2008, respectively, associated with foreign currency transactions and foreign currency derivative hedge instruments.  The 2008 amount includes $2.4 million of losses on foreign currency derivative transactions undertaken to hedge the cash flows of our chromite mine purchase that occurred in 2009.

Income taxes

The largest factors giving rise to the changes between years lies in the amount of depletion deductions and income generated in domestic versus foreign jurisdictions, which have lower tax rates.  A schedule reconciling the U.S. federal statutory income tax rate to our effective rate is included in Note 7 of the Notes to Consolidated Financial Statements.

Our effective income tax rate for 2010 was 31.2% compared to 13.7% in 2009 and 24.5% in 2008.  Income tax expense in 2010 includes expenses of $2.7 million to reserve for income tax benefits which may not be realized.  Income tax expense was positively impacted in 2009 by resolution of audits on prior years’ tax returns, resulting in a net reduction in our income tax provision of $0.9 million.

Income (loss) from affiliates and joint ventures

In 2010, we recorded losses of $7.2 million and $6.9 million from our Russian and Belgian joint ventures, respectively, which account for the overall loss from our affiliates and joint ventures.  We recorded an impairment on our investment in the Russian joint venture due to the continued poor financial performance of that entity which is not expected to recover.  Our Belgian joint venture impaired its fixed assets due to its inability to generate profits and our opinion that it will not be able to do so given the fundamentals of the business and the environment in which it operates.  Our investments in these ventures have been reduced to zero as of December 31, 2010.

In 2009, we reduced our ownership percentage in Ashapura Minechem Limited (“Ashapura”).  Thus, we began accounting for our investment in Ashapura as an available-for-sale security as of December 31, 2009.

However, as of December 31, 2008, we were accounting for our investment in Ashapura under the equity method of accounting.  During 2008, we recorded a loss of $22.8 million on our investment in Ashapura, due primarily to losses on their foreign currency derivatives and their decreased bauxite shipments which reduced our investment to zero.

Excluding our investments in Russia, Belgium, and Ashapura, we recorded income of $2.8 million, $1.9 million and $1.2 million in each of 2010, 2009 and 2008, respectively.  Income generated from these investments increased in 2010 due mostly to improved financial performance of our Japanese joint venture as a result of the economic recovery in Japan and of our Mexican joint venture due to growth in its laundry care business, which primarily serves Proctor & Gamble.

Net income attributable to AMCOL shareholders

The increase in net income attributable to AMCOL shareholders in 2010 is attributable to a resurgence of economic activity resulting from the recession in 2009, which also accounts for the decrease in 2009 results as compared to 2008.

Earnings per share

Our weighted average number of shares of common stock and common stock equivalent shares outstanding has remained relatively constant over the past 3 years, and thus the change in diluted earnings per share each year is commensurate with the change in our net income.

Segment Reviews

Following is a review of the operating results for each of our five segments:

Minerals and Materials Segment

Minerals and Materials	Year Ended December 31,
	2010		2009		2008		2010 vs. 2009	2009 vs. 2008
(Dollars in Thousands)
Net sales	$429,270	100.0%	$336,172	100.0%	$428,986	100.0%	27.7%	-21.6%
Cost of sales	330,297	76.9%	264,545	78.7%	348,928	81.3%
Gross profit	98,973	23.1%	71,627	21.3%	80,058	18.7%	38.2%	-10.5%
General, selling and
administrative expenses	44,393	10.3%	36,838	11.0%	39,579	9.2%	20.5%	-6.9%
Operating profit	54,580	12.8%	34,789	10.3%	40,479	9.5%	56.9%	-14.1%

Revenues Originating From - Minerals and Materials	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2010	61.9%	18.1%	20.0%	100.0%
2009	62.8%	20.1%	17.0%	100.0%
2008	70.1%	16.0%	13.9%	100.0%

	Year Ended December 31,
Minerals and Materials Product Line Sales	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in Thousands)
Metalcasting	$204,577	$139,849	$175,072	46.3%	-20.1%
Specialty materials	107,287	97,989	104,242	9.5%	-6.0%
Pet products	61,971	66,441	78,260	-6.7%	-15.1%
Basic minerals	48,886	27,901	65,383	75.2%	-57.3%
Other product lines	6,549	3,992	6,029	64.1%	-33.8%
Total	429,270	336,172	428,986

2010 vs. 2009

Our minerals and materials segment achieved exceptional performance in 2010 mostly due our metalcasting business and our businesses within the Asia Pacific region.  Sales to the metalcasting market increased 46% in 2010 as consumer demand for automobiles, heavy equipment, and related castings increased following the global economic recovery.  Also, our businesses in the Asia Pacific region continue to benefit from investments we’ve made in that region and our basic minerals division experienced a strong increase in sales due to increased demand for drilling fluids for oil and gas well drilling.

The increase in sales led to the increase in gross profits.  Nearly all of the increase in metalcasting sales was due to increased volumes.  Given our emphasis on streamlining operations over the last several years, we were able to achieve these volumes with greater production efficiencies, leading to enhanced gross margins.  We did, however, have approximately $6.3 million of costs included within cost of sales that we believe were unusual and resulted from operational issues in our domestic personal care business.

GS&A expenses increased mostly due to increased employee and employee compensation expenses.

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

Our domestic businesses experienced significant decreases in volume in response to the global recession whereas our international operations actually increased their volumes, most notably in Europe due to strong demand for our detergent products (included within specialty minerals) from a large customer we have there.   The decrease in our pet products revenues results almost wholly from a change in terms of sale with one customer where they now pick up our product instead of us delivering it to them; this caused a decrease in revenues associated with the freight delivery to this customer.  Adverse foreign currency movements also contributed to the decrease in sales.  The full year effect of selling price increases instituted in 2008 helped to combat these decreases.

Gross profits decreased due to the decrease in sales, but gross margins improved due to the full year effect of price increases instituted in 2008, as mentioned above.

Overall GS&A costs decreased by $2.7 million in 2009 as compared to 2008.  The largest factors contributing to this were fluctuations in foreign currencies, principally the British pound and Turkish lira, resulting in a $1.7 million decrease as well as reduced employee compensation costs.

Environmental Segment

Environmental	Year Ended December 31,
	2010		2009		2008		2010 vs. 2009	2009 vs. 2008
(Dollars in Thousands)
Net sales	$232,099	100.0%	$214,604	100.0%	$278,708	100.0%	8.2%	-23.0%
Cost of sales	164,047	70.7%	142,291	66.3%	187,109	67.1%
Gross profit	68,052	29.3%	72,313	33.7%	91,599	32.9%	-5.9%	-21.1%
General, selling and administrative expenses	49,747	21.4%	46,614	21.7%	54,530	19.6%	6.7%	-14.5%
Operating profit	18,305	7.9%	25,699	12.0%	37,069	13.3%	-28.8%	-30.7%

Revenues Originating From - Environmental	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2010	47.7%	43.6%	8.8%	100.0%
2009	47.6%	45.1%	7.4%	100.0%
2008	52.3%	41.3%	6.4%	100.0%

	Year Ended December 31,
Environmental Product Line Sales	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in Thousands)
Lining technologies	$107,974	$101,370	$123,745	6.5%	-18.1%
Building materials	57,220	54,724	78,380	4.6%	-30.2%
Contracting services	42,576	36,892	51,150	15.4%	-27.9%
Drilling products	24,329	21,618	25,433	12.5%	-15.0%
Total	232,099	214,604	278,708

2010 vs. 2009

Base business accounted for 80% of the increase in net sales.  Favorable foreign currency exchange rate movements, mostly of the U.S. dollar versus the Polish zloty and the British pound, and acquisitions split the remaining growth.

Although we do not believe the construction market has fully recovered, the growth in revenues in 2010 occurred across all product lines in response to increased construction activity and a general increase in economic activity.   In addition, we’ve also increased our contracting services business globally by providing not only products to customers but also design and build services.

Gross profit and gross margin decreased due to increased competition in lower margin businesses, such as lining technologies and contracting services.  Our lining technologies business continues to suffer from price competition.  Our contracting services revenues were concentrated in projects which were less value added to the end customer, were competitively bid, and experienced significant increases in costs.  In the future, we intend to focus our contracting services business on projects where we can provide greater value added solutions to our customers, such as site remediation projects utilizing our engineered solutions.

GS&A expenses increased mostly due to increased costs associated with expanding our presence in Ireland and Poland.  Operating profit and operating margin decreased due to the decrease in gross profits and increased GS&A expenses.

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

Our contracting services business is not only susceptible to changes in the construction industry, but also to the existence and length of long-term construction projects.  In 2009, our contracting services business completed a large, domestic project which accounted for the majority of the increase in revenues from this division in 2008 as compared to 2007 and the subsequent decrease in 2009.  We expect this business’ revenues to vary based on the construction industry as well as our ability to secure large, multi-year contracts.

Gross profits decreased due to the decrease in sales, but gross margin increased due to decreased raw material costs in our Polish operations.

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

Oilfield Services Segment

Oilfield Services	Year Ended December 31,
	2010		2009		2008		2010 vs. 2009	2009 vs. 2008
(Dollars in Thousands)
Net sales	$154,621	100.0%	$119,821	100.0%	$133,600	100.0%	29.0%	-10.3%
Cost of sales	110,681	71.6%	81,101	67.7%	87,094	65.2%
Gross profit	43,940	28.4%	38,720	32.3%	46,506	34.8%	13.5%	-16.7%
General, selling and administrative expenses	29,322	19.0%	25,967	21.7%	23,279	17.4%	12.9%	11.5%
Operating profit	14,618	9.4%	12,753	10.6%	23,227	17.4%	14.6%	-45.1%

Revenues Orginating From - Oilfield services	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2010	83.8%	4.4%	11.7%	100.0%
2009	89.2%	3.3%	7.5%	100.0%
2008	85.0%	10.8%	4.2%	100.0%

2010 vs. 2009

Nearly all of the growth in revenues was derived organically, and our coil tubing operations accounted for approximately half of the increase.  In 2010, we restructured our coil tubing operations and management which, when combined with the resurgence in activity within the Gulf of Mexico region, led to significant increases in revenues and profitability.  The remaining increase in revenues was derived from our foreign operations as we’ve focused on growing our business internationally.

Gross profit increased due to the increased revenues and increased margins generated from our coil tubing operations.  Overall, however, our gross margins decreased due to decreases in our other service lines.  This segment experienced a significant decrease in margins in the first quarter of 2010 resulting from a decrease in revenues in our larger service offerings, such as filtration and well testing, which contain a greater fixed cost structure.  The decrease in margins from the first quarter was difficult to overcome throughout the rest of the year when compared to a full year’s activity in 2009.  In addition, 2010 had a decrease in the mix of services as revenues were less concentrated in higher profit businesses, such as our pipeline and filtration services, partly due to the drilling moratorium that existed for much of 2010.  The last factor affecting the decrease in margins across other business lines was an increase in costs to service some customers in international markets.

GS&A expenses increased due to increased employee compensation and benefits as well as increased bad debt expenses.  The changes in operating profits and operating margins follow those of gross profits and gross margins.

2009 vs. 2008

Base business revenues decreased $20.3 million in 2009 compared to 2008 due to increased competition resulting from the economic recession.  This caused significant decreases in revenues as well as overall decreased demand for our services given customer efforts to curtail their expenses in light of uncertainty as to the level at which oil and natural gas prices will stabilize.  An acquisition in the coiled tubing market in May 2008 provided $7.7 million of additional revenue.  The economic downturn did not affect our Asian businesses as much as our domestic businesses, leading to an increased concentration of our sales in the Asia Pacific region.  We continue to introduce new technologies and service offerings to customers, such as in our Brazilian operations which experienced a notable increase in sales.

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

Transportation Segment

Transportation	Year Ended December 31,
	2010		2009		2008		2010 vs. 2009	2009 vs. 2008
(Dollars in Thousands)
Net sales	$52,225	100.0%	$46,642	100.0%	$63,921	100.0%	12.0%	-27.0%
Cost of sales	46,360	88.8%	41,114	88.1%	57,185	89.5%
Gross profit	5,865	11.2%	5,528	11.9%	6,736	10.5%	6.1%	-17.9%
General, selling and administrative expenses	3,435	6.6%	3,365	7.2%	3,490	5.5%	2.1%	-3.6%
Operating profit	2,430	4.6%	2,163	4.7%	3,246	5.0%	12.3%	-33.4%

2010 vs. 2009

In 2010, revenues increased almost equally between increased fuel surcharges and overall increased demand for consumer product shipments.  The increased concentration of revenues in fuel surcharges also contributed to the decrease in gross margins as, for the most part, we pass these costs through to customers.  Operating profits increased commensurate with increased sales and gross profit levels.

2009 vs. 2008

In 2009, revenues decreased due to decreased fuel surcharges resulting from decreased diesel prices and overall decreased demand in the economic recession.  The decreased concentration of revenues in fuel surcharges also contributed to the increase in gross margins as, for the most part, we pass these costs through to customers.  Operating profits decreased commensurate with decreased sales and gross profit levels.

Corporate Segment

Corporate	Year Ended December 31,
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in Thousands)
Intersegment shipping sales	$(15,677)	$(14,002)	$(21,663)
Intersegment shipping costs	(15,677)	(14,002)	(21,663)
Gross profit	-	-	-
Corporate general, selling and administrative expenses	21,401	21,918	24,775	-2.4%	-11.5%
Operating loss	(21,401)	(21,918)	(24,775)

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

Corporate GS&A costs include expenses for certain management information systems, human resources, investor relations, corporate communications, finance and executive management costs.

2010 vs. 2009

GS&A expenses in 2010 include approximately $2.7 million of costs associated with the retirement of our former CEO.  Excluding these expenses, GS&A costs decreased largely due to decreased employee benefit costs.

2009 vs. 2008

GS&A expenses decreased in 2009 due to decreases in employee and related benefits expenses, a large portion of which relate to fluctuations in the market value of assets invested to fund certain employee benefits related liabilities.

Consolidated Balance Sheet Review

Non-cash working capital levels increased 26% in 2010 to $221.8 million largely due to increases in accounts receivable resulting from increased sales levels.  Our accounts payable levels also increased in relation to increased purchases to support these sales, however our days payable outstanding remained relatively constant.

Our depreciable assets increased as we made more capital expenditures and investments in plant and equipment.  In 2010, $21.4 million of the increase relates to the construction of a chromite ore processing facility in South Africa in order to begin processing ore from the chromite mine we purchased there in 2009.

The decrease in our investments and advances to affiliates and joint ventures reflects the impairments recognized in our Belgian and Russian joint ventures mentioned earlier.  Both these investments have a zero book value as of December 31, 2010.  Our available-for-sale securities represents our investment in Ashapura Minechem Limited (Ashapura), which is a publicly traded company on the Bombay stock exchange.  Ashapura has experienced significant difficulties lately in their operations and business climate as reflected in the decrease in their stock price and hence the value of our investment.

Our treasury stock decreased in 2010 due to issuances of stock to satisfy certain employee benefit plans, including exercises of stock options.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, and borrowings from our revolving credit facility have been our primary sources of funds used to provide working capital, make capital expenditures, acquire businesses, repurchase common stock and pay dividends to shareholders.  We believe cash flows from operations and borrowings from the unused portion of our committed credit facility will be adequate to support our current business needs for the foreseeable future.  Should the need arise or should we choose to, we can issue additional equity or debt instruments on a publicly traded securities exchange via a shelf registration which became effective with the SEC in January 2010.

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

In periods of growth, such as in 2010 and 2008, our working capital levels increase as our receivables grow in response to increased sales and as we invest in incremental inventory levels to meet the growing demand for our products.  In addition, given the lack of localized mining facilities in certain markets and the freight savings of shipping in bulk quantities, the level of clay stockpiles in our overseas facilities are sensitive to the timing of when they receive such bulk shipments, partially giving rise to the increase in inventory levels in 2008.  Conversely, as occurred in 2009, our working capital levels decreased due to the economic recession and less demand for our products. Non-cash working capital was approximately $221.8 million and $176.0 million as of December 31, 2010 and 2009, respectively.  The current ratio (current assets divided by current liabilities) was 3.2-to-1 and 3.3-to-1 as of the end of 2010 and 2009, respectively.

Our cash flows from investing activities largely depend upon our levels of capital expenditures and acquisitions of new businesses.  In 2010, we made capital expenditures of approximately $14.9 million to construct a plant in South Africa to process chromite ore from the chromite deposit we purchased from Chrome Corp. in 2009.  In 2009, on a combined basis, our capital expenditures to acquire the chromite mineral rights and begin constructing a plant to process the mineral were $23.0 million.

In 2008, we acquired a coil tubing services company for $41.0 million.  We also spent $14.1 million investing in several joint ventures and affiliates, the largest investment of which related to a group of mining and processing companies mainly based in Russia.

Cash provided by financing activities is largely dependent upon our needs for external capital and uses of internally generated capital.  In 2010, we borrowed more debt to fund our capital expenditures and other financing activities.  In 2009, we generated significant cash flow from operations which we used to pay down external debt and pay dividends.  In 2008, we borrowed more cash to fund working capital needs, acquire a business and make other investments.

We declared dividends of $0.72, $0.72, and $0.68 per share in 2010, 2009 and 2008 respectively.  The purchase of non-controlling interest as shown in our cash flow statement in 2010 relates to the purchase of the remaining 47% minority interest in our South Africa subsidiary from Chrome Corp.

As of December 31, 2010, we had net outstanding debt (net of cash and cash equivalents) of $208.9 million versus $179.3 million at the end of the prior year.  Total long-term debt represented 37%, 35%, and 44% of total capitalization at December 31, 2010, 2009 and 2008, respectively.  We attempt to have a majority of our debt instruments contain fixed rates of interest; we achieve this goal partly through the use of interest rate swap derivatives.  As of December 31, 2010, 70% of our debt is fixed at an average interest rate of 5.43%; the remainder of our debt contains interest rates which vary mostly in response to changes in LIBOR.

Contractual Obligations and Off-balance Sheet Arrangements

The following schedule sets forth details of our long-term contractual obligations at December 31, 2010:

	Payments due by period
	Total	Less
		than 1	2-3	4-5	After 5
		Year	Years	Years	Years
Bank debt and capital lease obligations	$236.8	$0.6	$105.8	$0.6	$129.8
Operating lease obligations	81.2	10.8	16.0	10.9	43.6
Interest rate swaps	6.7	-	-	1.8	4.9
Unconditional purchase obligation	8.3	7.8	0.5	-	-
Capital expenditures	4.8	3.6	0.7	0.5	-
Other liabilities	1.4	0.7	0.7	-	-
Total contractual cash obligations	339.2	23.5	123.7	13.8	178.3

Amounts included within our financial statements

At December 31, 2010, long-term debt on our Consolidated Balance Sheet includes bank debt of approximately $88.7 million due under our revolving credit agreement, which provides for a commitment of $225 million in borrowing capacity and matures on April 1, 2013.   Long-term debt also includes $125 million of debt for our senior notes, of which $75 million are payable at maturity on April 2, 2017 and $50 million are payable at maturity on April 29, 2020.  Payments relating to these debt instruments are included in the Bank debt and capital lease obligations in the previous table.  Further information about both of these debt instruments is included in our Notes to Consolidated Financial Statements.

We have recorded a liability of $6.7 million for interest rate swap derivatives which effectively hedge the variable interest rate of our senior notes and a portion of our debt under our revolving credit agreement.  The amounts included in the table above will most likely differ to the amount at maturity due to future changes in the fair value of the interest rate swap, which is largely dependent upon changes in interest rates and market expectations of them.  Further information about these interest rate swap derivatives is included in our Notes to Consolidated Financial Statements.

We have recorded liabilities to satisfy the land reclamation obligations discussed in our Notes to Consolidated Financial Statements.  These amounts are excluded from our table of contractual obligations as we cannot estimate the timing of these payments since they are not contractually due until the expiration of individual mining permits, which are frequently renewed.

Our financial statements include a provision for unrecognized tax benefits as discussed in our Notes to Consolidated Financial Statements.  At December 31, 2010, these amounts were $0.5 million and are excluded from the previous table as the timing of these potential payments is uncertain.

Amounts excluded from our financial statements

Operating leases relate to non-cancelable obligations for corporate facilities, transportation equipment, machinery and equipment, computer and office equipment, automobiles, and office and plant facilities.  Included in the table of contractual obligations are amounts for rent due under our operating lease commitment for our new corporate facility, which requires lease payments in 2011 of $2.6 million with 2% annual increases thereafter through December 2028, the end of the lease term.  Additional information regarding operating leases is disclosed in our Notes to the Consolidated Financial Statements.

We occasionally enter into unconditional purchase obligations that contemplate future, irrevocable payments, typically for inventory items, under enforceable contracts which cannot be cancelled without penalty.  We also have commitments with vendors for the purchase of property, plant and equipment under noncancelable purchase orders included in capital expenditures.  Both commitments are presented in the table of contractual obligations but are excluded from our financial statements.

We are required to contribute $1.3 million to our defined benefit pension plan for the 2010 – 2011 plan year before June 15, 2012.  We intend to satisfy this obligation using funding credit balances available under the plan rather than through actual expenditures of cash.  As such, we have not presented this amount in the table of contractual obligations since there is no expected cash outflow associated with it.  In addition, we intend to make an elective contribution to the plan of $1.5 million.  We have not presented this obligation or the obligation for future years in the previous table since they are discretionary.

At December 31, 2010, we had outstanding standby letters of credit of $10.9 million and outstanding performance bonds of $44.3 million, neither of which are included in our table of contractual obligations.  These letters of credit and bonds typically serve to guarantee performance to customers under long-term service contracts within our construction service businesses and guarantee performance of our obligations related to land reclamation and worker’s compensation claims.  We have recognized the estimated costs of our obligations related to land reclamation and workers’ compensation claims in our consolidated balance sheets as of December 31, 2010 and 2009.

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

Exchange Rate Sensitivity

As we operate in over 25 countries with many international subsidiaries, we are exposed to currency fluctuations related to manufacturing and selling our products and services.  This foreign currency risk is diversified and involves assets, liabilities and cash flows denominated in currencies other than the U.S. dollar.  Our major foreign currency exposures involve our subsidiaries in Europe, Southeast Asia, and South Africa, although all foreign subsidiaries are subject to foreign currency exchange rate risk versus the U.S. dollar.  Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future.

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs as well as same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  From time to time, we also use derivative instruments to reduce these foreign currency exchange rate risks.  At December 31, 2010, we did not have any foreign currency derivative contracts outstanding.

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

We can calculate the effect that changes in exchange rates would have on our total assets and net income.  This calculation cannot be extrapolated to actual results that might occur because changes in the relationship of exchange rates may also impact other assumptions and calculations, such as the income tax expense, which may counteract the sensitivities.  Notwithstanding and holding all other variables constant, a 10% increase in the year-end exchange rates and a 10% increase in our annual average exchange rates would result in a 4% and 2% increase in our total assets and net income to AMCOL shareholders, respectively.  These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes.

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

	Expected Maturity Date
(US$ equivalent in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Short-term debt:
Fixed rate (US$)	$302	$241	$236	$62	$-	$-	$841
Interest rate	6.18%	5.94%	5.50%	5.50%	-	-	5.87%
Fixed rate (Zloty)	224	146	108	17	7	-	502
Interest rate	5.82%	5.82%	5.82%	5.82%	5.82%	-	5.82%
Fixed rate (UK£)	101	20	-	-	-	-	121
Interest rate	3.95%	3.95%	-	-	-	-	3.95%
Fixed rate (Ringgit)	6	6	5	-	-	-	17
Interest rate	3.85%	3.85%	3.85%	-	-	-	3.85%
Long-term debt:
Fixed rate - Senior notes (US$)	-	-	-	-	-	125,000	125,000
Average interest rate	-	-	-	-	-	5.61%	5.61%
Variable rate - Revolver (US$)	-	-	46,500	-	-	-	46,500
Average interest rate	-	-	2.01%	-	-	-	2.01%
Fixed rate - Revolver (US$)	-	-	33,000	-	-	-	33,000
Average interest rate	-	-	4.90%	-	-	-	4.90%
Variable rate - Other (US$)	-	-	8,237	500	-	4,800	13,537
Average interest rate	-	-	2.01%	2.30%	-	0.54%	1.50%
Fixed rate (THB)	-	-	6,240	-	-	-	6,240
Interest rate	-	-	4.72%	-	-	-	4.72%
Variable rate (UK£)	-	-	2,166	-	-	-	2,166
Average interest rate	-	-	2.33%	-	-	-	2.33%
Variable rate (RMB)	-	-	2,299	0	-	-	2,299
Interest rate	-	-	5.35%	0	-	-	5.35%
Variable rate (AUD)	-	-	1,321	-	-	-	1,321
Average interest rate	-	-	6.60%	-	-	-	6.60%
Variable rate (€)	-	-	5,261	-	-	-	5,261
Average interest rate	-	-	2.48%	-	-	-	2.48%

Total	633	413	105,373	579	7	129,800	236,805

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

Item 8. Financial Statements and Supplementary Data

See the Index to Financial Statements and Exhibits and Financial Statement Schedule on page 44.  Such financial statements and schedule are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, we conclude that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm has audited our internal control over financial reporting as of the end of the period covered by this report as stated in their report, which appears in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

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

For the three-month period ended December 31, 2010, none of our mining operations received written notice from MSHA of (i) a citation for violation of mandatory health or safety standards that could significantly contribute to the cause and effect of our mines safety or health hazard under section 104 of the Mine Act (ii) an order issued under section 104(b) of the Mine Act; (iii) a citation or order for unwarrantable failure to comply with mandatory health or safety standards under section 104 (d) of the Mine Act; (iv) a flagrant violation under section 110(b)(2) of the Mine Act; (v) an imminent danger order under section 107(a) of the Mine Act; (vi) a proposed assessment; (vii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of our mine health or safety hazards under section 104(e) of the Mine Act; or (viii) the potential to have such a pattern.  For the three-month period ended December 31, 2010, we experienced no fatalities.

For the twelve-month period ended December 31, 2010, none of our mining operations received written notice from MSHA of (i) an order issued under section 104(b) of the Mine Act; (ii) a flagrant violation under section 110(b)(2) of the Mine Act; (iii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of our mine health or safety hazards under section 104(e) of the Mine Act; or (iv) the potential to have such a pattern.  For the twelve-month period ended December 31, 2010, we experienced no fatalities.

The table below sets forth by mining complex the total number of citations and/or orders issued during the twelve-month period ended December 31, 2010 by MSHA to AMCOL and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments (dollar amounts are actual, not thousands).

Mine	Section 104 (1)	Section 104 (d) (2)	Section 107 (a) (3)	Proposed MSHA Assessments (4)
Gascoyne Mine & Mill	7	1	1	$108
Belle Fourche Mill	1	-	-	-
Lovell Mill	4	-	-	6,052
Colony West Mill	12	-	-	1,400
Colony East Mill	19	9	-	-
Yellowtail Mine	2	-	-	-
Belle/Colony Mine	-	-	-	-
Sandy Ridge Mill	5	-	-	4,649

1.
Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which AMCOL and its subsidiaries received a citation from MSHA

2.
Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of the Mine Act issued to AMCOL and its subsidiaries.

3.	Total number of imminent danger orders issued under section 107(a) of the Mine Act to AMCOL and its subsidiaries.
4.	Total dollar amount of proposed assessments received from MSHA on or before December 31, 2010, for citations and orders occurring during the twelve-month period then ended.

As of December 31, 2010, we have a total of 8 matters pending before the Federal Mine Safety and Health Review Commission.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is included in our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding relationships and related transactions, and director independence is included in our definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited the accompanying consolidated balance sheets of AMCOL International Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOL International Corporation and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMCOL International Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited AMCOL International Corporation and Subsidiaries’ internal control over financial reporting  as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  AMCOL International Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMCOL International Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of AMCOL International Corporation and Subsidiaries and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 1, 2011

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$27,262	$27,669
Accounts receivable:
Trade	178,473	137,544
Other	15,495	10,716
Inventories	107,515	96,173
Prepaid expenses	12,581	12,509
Deferred income taxes	5,553	6,525
Income taxes receivable	8,474	2,431
Other	6,211	463
Total current assets	361,564	294,030

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	63,026	57,898
Depreciable assets	454,351	414,617
	517,377	472,515
Less: accumulated depreciation and depletion	256,889	236,269
	260,488	236,246

Goodwill	70,909	71,156
Intangible assets	42,590	47,185
Investment in and advances to affiliates and joint ventures	19,056	32,228
Available-for-sale securities	14,168	25,563
Deferred income taxes	7,570	2,513
Other assets	22,748	25,339
Total noncurrent assets	437,529	440,230
	799,093	734,260

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009
Current liabilities:
Accounts payable	$53,167	$40,335
Accrued liabilities	59,308	49,981
Total current liabilities	112,475	90,316

Noncurrent liabilities:
Long-term debt	236,171	207,017
Pension liabilities	21,338	20,403
Deferred compensation	8,686	7,544
Other long-term liabilities	19,987	29,208
Total noncurrent liabilities	286,182	264,172
Equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized;
32,015,771 shares issued in 2010 and 2009	320	320
Additional paid in capital	95,074	84,830
Retained earnings	283,189	275,200
Accumulated other comprehensive income (loss)	28,936	32,174
	407,519	392,524
Less:
Treasury stock (768,946 and 1,241,863 shares in 2010 and 2009, respectively)	8,945	14,377
Total AMCOL shareholders' equity	398,574	378,147
Noncontrolling interest	1,862	1,625
Total equity	400,436	379,772
	799,093	734,260

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net sales	$852,538	$703,237	$883,552
Cost of sales	635,708	515,049	658,653
Gross profit	216,830	188,188	224,899
General, selling and administrative expenses	148,298	134,702	145,653
Operating profit	68,532	53,486	79,246
Other income (expense):
Interest expense, net	(9,725)	(12,125)	(12,154)
Other, net	1,034	(1,095)	(5,149)
	(8,691)	(13,220)	(17,303)
Income before income taxes and income (loss) from affiliates and	59,841	40,266	61,943
joint ventures
Income tax expense	18,656	5,510	15,167
Income before income (loss) from affiliates and joint ventures	41,185	34,756	46,776
Income (loss) from affiliates and joint ventures	(11,261)	115	(21,714)
Net income	29,924	34,871	25,062

Net income (loss) attributable to noncontrolling interests	(423)	72	(269)

Net income attributable to AMCOL shareholders	30,347	34,799	25,331

Weighted average common shares outstanding	31,179	30,764	30,446

Weighted average common and common equivalent shares outstanding	31,548	31,034	30,990

Basic earnings (loss) per share attributable to AMCOL shareholders	$0.97	$1.13	$0.83

Diluted earnings (loss) per share attributable to AMCOL shareholders	$0.96	$1.12	$0.82

Dividends declared per share	$0.72	$0.72	$0.68

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	Total			AMCOL Shareholders			Noncontrolling Interest
Net income (loss)	$29,924	$34,871	$25,062	$30,347	$34,799	$25,331	$(423)	$72	$(269)
Other comprehensive income (loss) -
Pension adjustment	(401)	5,736	(12,398)	(401)	5,736	(12,398)	-	-	-
Tax benefit (expense)	160	(2,226)	4,612	160	(2,226)	4,612	-	-	-

Unrealized gain (loss) on interest rate swap agreement	(3,584)	2,915	(4,815)	(3,584)	2,915	(4,815)	-	-	-
Tax benefit (expense)	1,320	(1,136)	1,857	1,320	(1,136)	1,857	-	-	-

Unrealized gain (loss) on available-for-sale securities	(11,395)	24,265	-	(11,395)	24,265	-	-	-	-
Tax benefit (expense)	4,119	(5,141)	-	4,119	(5,141)	-	-	-	-

Foreign currency translation adjustment	7,203	12,876	(27,712)	6,543	12,482	(27,225)	660	394	(487)
Comprehensive income (loss)	27,346	72,160	(13,394)	27,109	71,694	(12,638)	237	466	(756)

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	AMCOL Shareholders
	Common Stock				Accumulated
	Number				Other
		Amount	Additional		Comprehensive
	of		Paid-in	Retained	Income	Treasury	Noncontrolling	Total
	Shares		Capital	Earnings	(Loss)	Stock	Interest	Equity

Balance at December 31, 2007	32,015,771	$320	$81,599	$258,164	$33,248	$(21,008)	327	352,650
Net income (loss)				25,331			(269)	25,062
Adjustment to adopt pension measurement date rules				(423)				(423)
Cash dividends ($0.68 per share)				(20,619)				(20,619)
Currency translation adjustment					(27,225)		(487)	(27,712)
Purchase of 81,081 treasury shares						(2,062)		(2,062)
Issuance of 425,237 treasury shares pursuant to options and acquisitions			382			4,874		5,256
Tax benefit from employee stock compensation plans			1,214					1,214
Vesting of common stock in connection with employee stock compensation plans			3,155					3,155
Unrealized loss on interest rate swap agreement (net of $1,857 tax benefit)					(2,958)			(2,958)
Pension adjustments (net of $4,612 tax benefit)					(7,786)			(7,786)
Investment made by non-controlling interests							2,395	2,395
Other							183	183
Balance at December 31, 2008	32,015,771	320	86,350	262,453	(4,721)	(18,196)	2,149	328,355
Net income (loss)				34,799			72	34,871
Cash dividends ($0.72 per share)				(22,052)				(22,052)
Currency translation adjustment					12,482		394	12,876
Purchase of 35,801 treasury shares						(478)		(478)
Issuance of 371,725 treasury shares pursuant to options and acquisitions			(282)			4,297		4,015
Tax benefit from employee stock compensation plans			730					730
Vesting of common stock in connection with employee stock compensation plans			2,570					2,570
Purchase of noncontrolling interest shares			(4,538)				(990)	(5,528)
Unrealized gain on available-for-sale securities (net of $5,141 tax expense)					19,124			19,124
Unrealized gain on interest rate swap agreement (net of $1,136 tax expense)					1,779			1,779
Pension adjustments (net of $2,226 tax expense)					3,510			3,510
Balance at December 31, 2009	32,015,771	320	84,830	275,200	32,174	(14,377)	1,625	379,772
Net income				30,347			(423)	29,924
Cash dividends ($0.72 per share)				(22,358)				(22,358)
Currency translation adjustment					6,543		660	7,203
Purchase of 2,376 treasury shares						(76)		(76)
Issuance of 475,293 treasury shares			2,723			5,508		8,231
Tax benefit from employee stock compensation plans			285					285
Vesting of common stock in connection with employee stock compensation plans			4,535					4,535
Purchase of noncontrolling interest shares			2,701					2,701
Unrealized loss on available-for-sale securities (net of $4,119 tax benefit)					(7,276)			(7,276)
Unrealized loss on interest rate swap agreement (net of $1,320 tax benefit)					(2,264)			(2,264)
Pension adjustments (net of $160 tax benefit)					(241)			(241)
Balance at December 31, 2010	32,015,771	$320	$95,074	$283,189	$28,936	$(8,945)	$1,862	$400,436

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net income	$29,924	$34,871	$25,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	36,306	35,906	33,985
Undistributed losses (earnings) from affiliates and joint ventures	11,754	691	22,795
Increase (decrease) in allowance for doubtful accounts	277	(139)	1,905
Decrease (increase) in deferred income taxes	3,863	3,690	(2,793)
Tax benefit from employee stock plans	285	730	1,214
(Gain) loss on sale of depreciable assets	214	(422)	(365)
Impairment charge	1,045	1,980	-
Stock compensation expense	4,535	2,570	3,155
Excess tax benefits on stock option exercises	(436)	(639)	(1,188)
Other	(85)	(768)	(234)

(Increase) decrease in current assets, net of effects of acquisitions:
Accounts receivable	(47,583)	38,649	(26,413)
Income taxes receivable	(6,226)	1,073	(836)
Inventories	(11,511)	26,033	(38,477)
Prepaid expenses	2,853	(40)	831
Other assets	-	-	440
Increase (decrease) in current liabilities, net of effects of acquisitions:
Accounts payable	13,220	(1,251)	(3,133)
Accrued liabilities and income taxes	9,398	(11,268)	334
(Increase) decrease in other noncurrent assets	(3,977)	(7,590)	3,600
Increase (decrease) in other noncurrent liabilities	4,244	(1,709)	(1,495)
Net cash provided by operating activities	48,100	122,367	18,387

Cash flow from investing activities:
Proceeds from sale of depreciable assets	841	2,988	672
Proceeds from sale of corporate building	-	9,651	22,487
Capital expenditures	(47,305)	(50,767)	(44,068)
Capital expenditures - corporate building	-	(9,651)	(16,672)
Investments in and advances to affiliates and joint ventures	(2,073)	(1,387)	(14,067)
Acquisition of businesses, net of cash acquired	(400)	(650)	(42,769)
Receipts from (advances to) Chrome Corp	-	6,000	(6,000)
Other	847	(216)	(201)
Net cash used in investing activities	(48,090)	(44,032)	(100,618)
Cash flow from financing activities:
Proceeds from issuance of debt	1,228,952	540,139	641,390
Principal payments of debt	(1,201,281)	(592,486)	(542,858)
Purchase of noncontrolling interest	(11,873)	-	-
Proceeds from sales of treasury stock	5,346	2,666	1,608
Purchases of treasury stock	-	(166)	(2,062)
Excess tax benefits on stock option exercises	436	639	1,188
Dividends	(22,358)	(22,052)	(20,619)
Net cash provided by (used in) financing activities	(778)	(71,260)	78,647
Effect of foreign currency rate changes on cash	361	1,153	(2,257)
Net increase (decrease) in cash and cash equivalents	(407)	8,228	(5,841)
Cash and cash equivalents at the beginning of the year	27,669	19,441	25,282
Cash and cash equivalents at end of the year	27,262	27,669	19,441
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$9,223	$12,281	$12,717
Income taxes, net	$18,843	$2,506	$18,015

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standard Board (“FASB”) issued guidance codified in Accounting Standard Codification (“ASC”) Topic 810, which amends consolidation guidance applicable to variable interest entities (“VIEs”) and requires additional disclosures concerning an enterprise’s continual involvement with VIEs.  The adoption of this guidance on January 1, 2010 did not have a material impact on our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, codified in ASC Topic 820.  This update clarifies the existing guidance and requires separate disclosure and justification for significant transfers in and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  The adoption of new disclosures relating to significant transfers on January 1, 2010 and the adoption of disclosure requirements in the roll forward activity in Level 3 fair value measurements on January 1, 2011 did not have a material impact on our financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of our domestic and foreign subsidiaries as well as variable interest entities for which we have determined that we are the primary beneficiary.  We consolidate all subsidiaries in which we own 50% or more of their equity.  We use the equity method of accounting to incorporate the results of our investments in companies in which we have significant influence.

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

Segments

The composition of consolidated revenues by segment is as follows:

	Percentage of Net Sales
	2010	2009	2008
Minerals and materials	50%	48%	49%
Environmental	27%	31%	32%
Oilfield services	18%	17%	15%
Transportation	6%	7%	7%
Intersegment shipping	-1%	-3%	-3%
	100%	100%	100%

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

We record revenue from long-term construction contracts, typically generated in our environmental segment, using the percentage-of-completion method.  Progress is generally based upon costs incurred to date as compared to the total estimated costs to complete the work under the contract.  All known or anticipated losses on contracts are provided when they become evident.  Cost adjustments that are in the process of being negotiated with customers for extra work or changes in scope of work are included in revenue when collection is deemed probable.

Translation of Foreign Currencies

Foreign entities utilize their local currency as the functional currency.  We record gains and losses resulting from foreign currency transactions in net income, and we reflect the adjustments resulting from the translation of financial statements into our reporting currency during consolidation as a component of accumulated other comprehensive income within equity.  The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rates of exchange at the balance sheet dates.  The statements of operations are translated at the weighted average rates during the periods.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses.  Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit.  We review the carrying value of goodwill in each reporting unit for impairment annually as of October 1st or more frequently if indications exist which may suggest the carrying value is not recoverable.  This review is a two step process.  The first step involves comparing the estimated fair value of each reporting unit to the carrying value of that reporting unit.  If the fair value of the reporting unit exceeds the carrying value, the goodwill is not considered impaired and the second step is unnecessary.  If the fair value is less than the carrying value, the second step of the test would be performed to measure the amount of impairment loss to be recorded, if any.

Other Intangible Assets

Other intangible assets with a finite useful life are amortized on the straight-line method over the expected periods to be benefited.

Impairment of Long-Lived Assets

We review the carrying values of long-lived assets, including property, plant and equipment and intangible assets with a finite useful life whenever facts and circumstances indicate that the assets may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future net undiscounted cash flows we expect it to generate.  If we consider an asset to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds the fair value.  We report an asset to be disposed of at the lower of its carrying value or fair value, less costs of disposal.

In the case of intangible assets with indefinite lives, we review them annually for impairment.  This review involves comparing the fair value of the intangible asset with its carrying amount.  If its carrying amount exceeds its fair value, we recognize an impairment loss equal to that excess.

Available-for-Sale Securities

We record available-for-sale securities at their fair value using quoted market prices.  We report their unrealized gains and losses net of applicable taxes as a component of accumulated other comprehensive income within equity. We have one equity security that we have accounted for as an available-for-sale security as of December 31, 2010 and 2009.

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

	2010	2009	2008
Weighted average common shares outstanding for the year	31,178,813	30,764,282	30,445,882
Dilutive impact of stock equivalents	368,778	269,432	543,751
Weighted average common and common equivalent shares for the year	31,547,591	31,033,714	30,989,633
Common shares outstanding at December 31	31,032,791	30,773,908	30,437,984
Weighted average anti-dilutive shares excluded from the computation of diluted earnings per share	470,097	938,546	691,236

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Derivative Instruments and Hedging Activities

From time to time, we use derivative financial instruments to manage exposures to changes in interest rates and foreign currency exchange rates.  We do not use derivative instruments for trading or other speculative purposes.  We recognize our derivative instruments as either assets or liabilities in the balance sheet at their fair value.  Our recognition of changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of that relationship.  Hedges designated as cash flow hedges result in the changes in fair value being recorded in accumulated other comprehensive income.  Changes in the fair value of derivative financial instruments for which hedge accounting is not applied, are recorded within Other, net within our Consolidated Statement of Operations.  We have recorded losses of $772 and $4,932 in 2010 and 2009, respectively, in Other, net within our Consolidated Statement of Operations for changes in the fair value of derivative financial instruments for which we did not apply hedge accounting.

Reclassifications

Certain items in the prior years’ consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation for 2010.  These reclassifications did not have a material impact on our financial statements.

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

Our five segments are as follows:

•	Minerals and materials - mines, processes and distributes clays and products with similar applications for sale to various industrial and consumer markets;
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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth certain financial information as of and for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net sales:
Minerals and materials	$429,270	$336,172	$428,986
Environmental	232,099	214,604	278,708
Oilfield services	154,621	119,821	133,600
Transportation	52,225	46,642	63,921
Intersegment shipping	(15,677)	(14,002)	(21,663)
Total	852,538	703,237	883,552
Operating profit (loss):
Minerals and materials	$54,580	$34,789	$40,479
Environmental	18,305	25,699	37,069
Oilfield services	14,618	12,753	23,227
Transportation	2,430	2,163	3,246
Corporate	(21,401)	(21,918)	(24,775)
Total	68,532	53,486	79,246
Assets:
Minerals and materials	$402,640	$384,896	$341,111
Environmental	160,053	151,265	177,898
Oilfield services	173,239	145,981	160,691
Transportation	4,071	3,552	4,761
Corporate	59,090	48,566	60,119
Total	799,093	734,260	744,580
Depreciation, depletion and amortization:
Minerals and materials	$17,165	$16,122	$15,889
Environmental	5,352	6,219	6,524
Oilfield services	11,888	11,767	10,054
Transportation	46	38	35
Corporate	1,855	1,760	1,483
Total	36,306	35,906	33,985
Capital expenditures:
Minerals and materials	$29,700	$35,659	$19,453
Environmental	2,557	2,325	4,345
Oilfield services	13,249	11,095	12,994
Transportation	92	39	88
Corporate	1,707	11,300	23,860
Total	47,305	60,418	60,740
Research and development expenses:
Minerals and materials	$5,913	$5,344	$5,356
Environmental	2,284	2,339	2,357
Oilfield services	697	659	517
Corporate	337	315	672
Total	9,231	8,657	8,902

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth certain geographic financial information as of and for the three years ending December 31st.  EMEA includes the European, Middle East and African geographic regions.  Geographic revenues and operating profit are determined based on origin.

	2010	2009	2008
Sales to unaffiliated customers shipped from:
Americas	$542,634	$452,856	$602,640
EMEA	185,506	168,202	197,857
Asia Pacific	124,398	82,179	83,055
Total	852,538	703,237	883,552
Operating profit from sales from:
Americas	$44,309	$27,845	$49,927
EMEA	6,455	14,124	19,524
Asia Pacific	17,768	11,517	9,795
Total	68,532	53,486	79,246
Identifiable assets in:
Americas	$433,130	$453,894	$483,758
EMEA	252,065	197,897	165,055
Asia Pacific	113,898	82,469	95,767
Total	799,093	734,260	744,580

Net sales by product line for each fiscal year are as follows:

	2010	2009	2008
Metalcasting	$204,577	$139,849	$175,072
Lining technologies	110,614	103,046	126,094
Oilfield services	154,621	119,821	133,600
Specialty materials	107,287	98,097	104,242
Building materials	58,860	55,823	80,399
Pet products	61,971	66,441	78,260
Basic minerals	48,886	27,901	65,383
Contracting services	42,576	36,892	51,150
Drilling products	26,598	22,727	27,094
Transportation	52,225	46,642	63,921
Intersegment shipping revenue	(15,677)	(14,002)	(21,663)
Total	852,538	703,237	883,552

We generate revenues based on sales of products, provision of services and rental equipment, and shipment of goods to customers.  A breakdown of each of these revenue generating activities and their related cost of goods sold for each of the past three years ending December 31 is shown in the following table.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2010	2009	2008
Net sales by source
Net sales of tangible goods	$636,562	$522,530	$685,009
Services revenues	179,428	148,067	156,285
Freight revenues	36,548	32,640	42,258
Total	852,538	703,237	883,552

Cost of sales:
Cost of tangible goods sold	467,431	382,500	518,956
Cost of services rendered	137,594	105,437	104,175
Cost associated with freight revenue	30,683	27,112	35,522
Total	635,708	515,049	658,653

(3)	Balance Sheet Related Information

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

	2010	2009	2008
Balance at the beginning of the year	$5,757	$5,896	$3,991
Charged to expense (income)	2,405	2,561	3,610
Write-offs and currency translation adjustments	(2,128)	(2,700)	(1,705)
Balance at the end of the year	6,034	5,757	5,896

Inventories at December 31 consisted of:
	2010	2009
Crude stockpile inventories	$35,308	$30,510
In-process and finished goods inventories	47,510	40,368
Other raw material, container, and supplies inventories	24,697	25,295
	107,515	96,173

Included within Other raw material, container, and supplies inventories in the table above is our reserve for slow moving and obsolete inventory.  The balance of this reserve as of and the activity for the years ended December 31 was as follows:

	2010	2009	2008

Balance at the beginning of the year	$2,136	$1,989	$1,805
Charged to costs and expenses	4,001	917	2,065
Disposals and currency translation adjustments	(3,407)	(770)	(1,881)
Balance at the end of the year	2,730	2,136	1,989

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table presents our reclamation liability at the end of and changes during each of the years presented:

	2010	2009
Balance at beginning of the year	$6,584	$5,649
Settlement of obligations	(2,185)	(2,059)
Liabilities incurred and accretion expense	3,020	2,345
Acquisition of mining claims	-	474
Currency translation adjustments	110	175
Balance at the end of the year	7,529	6,584

Accrued liabilities at December 31 consisted of:

	2010	2009
Bonus	$8,213	$8,373
Employee benefits and related costs	8,498	8,743
Dividends payable	5,612	5,526
Other	36,985	27,339
	59,308	49,981

Accumulated other comprehensive income (loss) at December 31 was comprised of the following components:

	2010	2009
Cumulative foreign currency translation	$24,905	$18,361
Prior service cost on pension plans (net of tax benefit of $134 in 2010 and $155 in 2009)	(232)	(271)
Net actuarial loss on pension plans (net of tax benefit of $1,938 in 2010 and $1,757 in 2009)	(3,358)	(3,078)
Unrealized loss on interest rate swap agreement (net of tax benefit of $2,440 in 2010 and $1,120 in 2009)	(4,226)	(1,962)
Unrealized gain on available-for-sale securities (net of tax expense of $1,022 in 2010 and $5,141 in 2009)	11,847	19,124
	28,936	32,174

(4)	Property, Plant, Equipment and Mineral Rights and Reserves

Property, plant, equipment and mineral rights and reserves consisted of the following:

	December 31,
	2010	2009
Mineral rights and reserves	$51,435	$46,947
Land	11,591	10,951
Buildings and improvements	86,410	87,536
Machinery and equipment	352,768	310,467
Construction in progress	15,173	16,614
	517,377	472,515

The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements	1-50 years
Machinery and equipment	1-20 years

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Depreciation and depletion were charged to income as follows:

	2010	2009	2008
Depreciation expense	$30,039	$28,872	$27,385
Depletion expense	1,211	365	429
	31,250	29,237	27,814

(5)	Goodwill and Intangible Assets

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Minerals and Materials	Environmental	Oilfield Services	Consolidated
Balance at December 31, 2008	$17,455	$19,944	$31,083	$68,482

Change in goodwill relating to:
Acquisitions	553	1,618	(115)	2,056
Foreign exchange translation	418	200	-	618
Total changes	971	1,818	(115)	2,674
Balance at December 31, 2009	18,426	21,762	30,968	71,156

Change in goodwill relating to:
Acquisitions	-	761	-	761
Foreign exchange translation	(225)	(783)	-	(1,008)
Total changes	(225)	(22)	-	(247)
Balance at December 31, 2010	18,201	21,740	30,968	70,909

Intangible assets were as follows:

	December 31, 2010			December 31, 2009
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Intangibles subject to amortization:
Trademarks	$1,690	$(1,283)	$407	$1,611	$(819)	$792
Patents	574	(451)	123	697	(443)	254
Customer related assets	48,460	(16,710)	31,750	48,271	(12,945)	35,326
Non-compete agreements	2,195	(2,051)	144	2,194	(2,019)	175
Developed technology	4,040	(1,592)	2,448	4,040	(1,189)	2,851
Other	3,221	(1,587)	1,634	2,433	(1,206)	1,227
Subtotal	60,180	(23,674)	36,506	59,246	(18,621)	40,625

Intangibles not subject to amortization:
Trademarks and tradenames	6,084	-	6,084	6,560	-	6,560
Total	66,264	(23,674)	42,590	65,806	(18,621)	47,185

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Intangible assets with finite lives are being amortized primarily on a straight-line basis over their estimated useful lives of 3 to 50 years.  We did not recognize any material impairment charge in either of the years included above with respect to intangible assets.  Amortization expense on intangible assets for each of the years ended December 31, 2010, 2009, and 2008 was $5,056, $6,669, and $6,171, respectively.  We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

Amount
2011	$4,873
2012	4,335
2013	3,936
2014	3,848
2015	3,598

(6)	Equity Investees

Information about our investments in and advances to affiliates and joint ventures at December 31, 2010 is as follows:

Ownership interest
Ashapura AMCOL N.V.	50%
Ashapura Volclay Limited	50%
Albagle Enterprises Limited	25%
CETCO-Bentonit Uniao Technologias Ambientais Ltda.	50%
Egypt Mining & Drilling Co. and Egypt Bentonite & Derivatives Co.	31%
Egypt Nano Technologies Co.	27%
Volclay de Mexico, S.A. de C.V.	49%
Volclay Japan Co., Ltd.	50%

We account for all of the above investments under the equity method.  We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag.  None of the joint-venture companies are publicly traded, and the difference between our investment and the underlying net equity of the investee is immaterial.

In 2010, we recorded losses of $11,261 from our joint ventures and affiliated entities.  Of these losses $7,196 is from Albagle Enterprise Limited (operates in Russia) and $6,875 is from Ashapura AMCOL N.V. (operates in Belgium). We recorded an impairment on Albagle Enterprise Limited due to its continued poor financial performance which is not expected to recover.  Ashapura AMCOL N.V. impaired its fixed assets due its inability to generate profits.  We believe that Ashapura AMCOL N.V. will not be able generate profits given the fundamentals of this business, the environment in which it operates, and a lack of support from our other partner in the business.  Our investments in these ventures have been reduced to zero as of December 31, 2010

In 2009, we reduced our ownership percentage in Ashapura Minechem Limited (Ashapura), a publicly traded company on the Bombay Stock Exchange Limited, and began accounting for this investment as an available-for-sale security as of December 31, 2009. As of December 31, 2008, our investment in Ashapura was accounted for under the equity method of accounting.  During 2008, we recorded a loss of $22,844 from Ashapura due primarily to losses on their foreign currency derivatives and their decreased bauxite shipments which reduced our investment to zero.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(7)	Income Taxes

Income from continuing operations before income taxes and income (loss) from affiliates and joint ventures was comprised of the following:

	2010	2009	2008
Income from continuing operations before income taxes and income (loss)
from affiliates and joint ventures:
Domestic	$40,684	$16,890	$41,027
Foreign	19,157	23,376	20,916
	59,841	40,266	61,943

The components of the provision for income taxes attributable to income from continuing operations before income taxes and income (loss) from affiliates and joint ventures for the years ended December 31 consisted of:

	2010	2009	2008
Provision (benefit) for income taxes:
Federal:
Current	$7,776	$334	$6,963
Deferred	743	1,145	2,356
State:
Current	2,190	456	2,560
Deferred	-	255	(64)
Foreign:
Current	7,316	1,851	3,606
Deferred	631	1,469	(254)
	18,656	5,510	15,167

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

	2010	2009
Deferred tax assets attributable to:
Accounts receivable	$1,248	$854
Inventories	2,513	1,596
Employee benefit plans	19,070	15,463
Intangible assets	-	899
Accrued liabilities	703	752
Employee incentive plans	-	1,346
Tax credit carryforwards	7,309	5,034
Other	2,424	2,276
Total deferred tax assets	33,267	28,220
Deferred tax liabilities attributable to:
Plant and equipment	(10,971)	(9,489)
Land and mineral reserves	(959)	(1,031)
Joint ventures	(1,524)	(1,513)
Available-for-sale securities	(1,022)	(5,141)
Other	(1,822)	(728)
Total deferred tax liabilities	(16,298)	(17,902)

Valuation allowances	(4,540)	(1,949)
Net deferred tax assets	12,429	8,369

We believe it is more likely than not that the net deferred tax assets above will be realized in the normal course of business.

The following analysis reconciles the U.S. statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity income (loss) of affiliates and joint ventures:

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
		of Pretax		of Pretax		of Pretax
		Income		Income		Income
Provision for income taxes at
U.S. statutory rates	$20,944	35.0%	$14,093	35.0%	$21,680	35.0%
Increase (decrease) in taxes resulting from:
Percentage depletion	(3,870)	-6.5%	(3,257)	-8.1%	(4,107)	-6.5%
State taxes, net of federal benefit	1,377	2.3%	788	2.0%	1,845	3.0%
Foreign tax rates	(1,226)	-2.0%	(4,560)	-11.3%	(3,689)	-6.0%
Change in reserve for tax uncertainties	-	-	(2,975)	-7.4%	-	-
Audit settlement	-	-	2,083	5.2%	-	-
Foreign tax credits	(2,178)	-3.6%	(880)	-2.2%	(3,707)	-6.0%
Changes to valuation allowance	2,591	4.3%	28	-	23	-
Tax from foreign disregarded entities	1,414	2.4%	142	0.4%	3,059	4.9%
Other	(396)	-0.7%	48	0.1%	63	0.1%
	18,656	31.2%	5,510	13.7%	15,167	24.5%

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

Tax on Reinvested Earnings

We have not provided for United States federal income tax and foreign income withholding taxes on approximately $109,502 and $97,404 of undistributed earnings from international subsidiaries as of December 31, 2010 and 2009, respectively, because such earnings are intended to be reinvested indefinitely outside of the U.S.  If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

Tax Holidays

We have benefitted from tax holidays in both Poland and Thailand as a result of our locating and investing in special economic zones in each country.  These tax holidays resulted in reductions to our income tax expense of $469, $1,608 and $1,703 in 2010, 2009 and 2008, respectively, representing benefits of $0.01, $0.05 and $0.05 to diluted earnings per share in 2010, 2009 and 2008, respectively.

Our agreement with the Polish tax authorities expired in 2010.  This agreement made us eligible, based on certain terms and conditions, for a tax holiday exemption for all income tax activities through 2009.  We continue to pursue other opportunities in an effort to minimize income tax within the country.

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

Exams

In the normal course of business, we are subject to examination by tax authorities throughout the world.  With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2004.  The United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all open years through 2007, and is currently reviewing the 2008 and 2009 tax years.

NOLs and Credit Carryforwards

At December 31, 2010, we have $2,769 of various income tax credits, which we expect to utilize in the carryforward period.  We have foreign and state net operating loss carryovers that have resulted in a deferred tax asset of $4,540 at December 31, 2010, against which we have recorded a full valuation allowance as it is more likely than not that we will not be able to utilize the loss in the carryforward period.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Unrecognized Tax Benefits

The following table summarizes the activity related to our unrecognized tax benefits:

	2010	2009	2008
Balance at beginning of the year	$359	$5,033	$5,430
Increases related to prior year tax positions	105	120	1,332
Increases related to current year tax positions	-	86	153
Decreases related to the expiration of statue of limitation / settlement of audits	-	(4,880)	(1,882)
Balance at the end of the year	464	359	5,033

We report penalties and interest relating to uncertain tax positions within the income tax expense line item within our consolidated statement of operations.

(8)	Long-term Debt

Amounts of long-term debt were as follows:

	December 31,
	2010	2009
Borrowings under revolving credit agreement	$88,249	$114,411
Senior notes	125,000	75,000
Industrial revenue bond	4,800	4,800
Other notes payable	18,756	13,289
	236,805	207,500
Less: current portion	(634)	(483)
	236,171	207,017

We have a revolving credit agreement that provides a committed $225,000 revolving line of credit maturing on April 1, 2013, of which $136,289 remains available to us as at December 31, 2010.  It is a multi-currency arrangement that allows us to borrow certain foreign currencies at an adjusted LIBOR rate plus 1.00% to 2.00%, depending upon the amount of the credit line used and certain capitalization ratios.  The revolving credit agreement requires us to maintain certain financial covenants and ratios; we were in compliance with all of the covenants and ratios at December 31, 2010.

We had interest rate swaps outstanding which effectively hedge the variable interest rate on $33,000 of our borrowings as of December 31, 2010 and $23,000 of our borrowings as of December 31, 2009, under this revolving credit agreement, to a fixed rate of 3.15% per annum and 3.36% per annum, respectively, plus credit spread.  Including the effect of this interest rate swap agreement, the borrowings under this revolving credit line at December 31, 2010 carried an average interest rate of 3.20%.

A qualified institution holds $75,000 of our senior notes which mature on April 2, 2017, subject to certain acceleration features upon an event of default, should one occur.  These senior notes are comprised of (a) $45,000 aggregate principal amount of Series 2007-A Adjustable Fixed Rate Guaranteed Senior Notes, Tranche 1, due April 2, 2017 (the “Tranche 1” notes) and (b) $30,000 aggregate principal amount of Series 2007-A Adjustable Floating Rate Guaranteed Senior Notes, Tranche 2 (the “Tranche 2” notes).  Tranche 1 bears interest at 5.78%, payable semi-annually in arrears on April 2nd and October 2nd of each year.  Tranche 2 bears interest at an annual rate of 0.55% plus LIBOR in effect from time to time, adjusted quarterly, and is payable quarterly in arrears.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

As of December 31, 2010 and 2009, we had an interest rate swap outstanding which effectively hedges the variable interest rate of $30,000 of Tranche 2 senior notes to a fixed rate of 5.6% per annum.

On April 29, 2010, we issued and sold an aggregate of $50,000 of other senior notes to qualified institutional buyers pursuant to a note purchase agreement (the “Note Purchase Agreement”).  These senior notes bear interest at a fixed annual rate of 5.46%, payable semi-annually in arrears on April 29th and October 29th of each year, beginning on October 29, 2010.  Our obligations under the Note Purchase Agreement are guaranteed by certain of our subsidiaries pursuant to a Subsidiary Guaranty Agreement dated as of April 29, 2010 by such subsidiaries in favor of the purchasers of the Notes.

We also have an uncommitted, short-term credit facility maturing on November 15, 2011 that allows for maximum borrowings of $12,000, of which $8,237 was outstanding as of December 31, 2010 at an interest rate of 2.01%.

Maturities of long-term debt outstanding at December 31, 2010 were as follows:

	2011	2012	2013	2014	2015	Thereafter
Borrowings under:
Revolving credit agreement	$-	$-	$88,249	$-	$-	$-
Senior notes						125,000
Industrial revenue bond and other
Notes payable	633	413	17,124	579	7	4,800
	633	413	105,373	579	7	129,800

At December 31, 2010 and 2009, we had outstanding standby letters of credit of approximately $10,926 and $11,026, respectively, which are not included in our Consolidated Balance Sheets.  These letters of credit typically serve to guarantee performance of our land reclamation and workers’ compensation obligations; we have recorded amounts owed under these obligations in our Consolidated Balance Sheets as of December 31, 2010 and 2009.

(9)	Acquisitions

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Consolidated Balance Sheet:

		Fair Value as of December 31,
Liability Derivatives	Balance Sheet Location	2010	2009

Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$6,666	$3,082

Cash flow hedges

	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax
	(Effective Portion)
	Year Ended December 31,
	2010	2009
Derivatives in Cash Flow Hedging Relationships

Interest rate swaps	$(2,264)	$1,779

We use interest rate swaps to manage variable interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the swap.  As of December 31, 2010 and 2009, we had an interest rate swap outstanding which effectively hedges the variable interest rate on $30,000 of our senior notes to a fixed rate of 5.6% per annum.  We also had other interest rate swaps outstanding which effectively hedge the variable interest rate on $33,000 of our borrowings as of December 31, 2010 and $23,000 of our borrowings as of December 31, 2009, under our revolving agreement, to a fixed rate of 3.15% per annum and 3.36% per annum, respectively, plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  Our primary exposures are to fluctuations in exchange rates between the U.S. dollar and the Euro, British pound, the Polish zloty and the South African Rand.  We also have significant exposure to fluctuations in exchange rates between the British pound and the Euro as well as between the Polish zloty and the Euro.  Occasionally, we enter into foreign exchange derivative contracts to mitigate the risk of currency fluctuations on these exposures.

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Recognized in Income on	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Derivatives	2010	2009

Foreign exchange derivative instruments	Other, net	$(772)	$(4,932)

We did not have any significant foreign exchange derivative instruments outstanding as of December 31, 2010 or 2009.

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

The following table categorizes our fair value instruments according to the assumptions used to calculate those values at the end of each of the past two years:

		Fair Value Measurements Using
	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description
	Balance at
	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(6,666)	$-	$(6,666)	$-

Available-for-sale securities	14,168	14,168	-	-

Deferred compensation plan assets	8,358	-	8,358	-

Supplementary pension plan assets	7,676	-	7,676	-

		Fair Value Measurements Using
	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description
	Balance at
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(3,082)	$-	$(3,082)	$-

Available-for-sale securities	25,563	25,563	-	-

Deferred compensation plan assets	7,285	-	7,285	-

Supplementary pension plan assets	5,885	-	5,885	-

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

During our third quarter ended September 30, 2009, our minerals and materials segment recorded a non-cash impairment charge of $1,980 to write down certain fixed assets to their estimated fair values based on a third-party appraisal (Level 2 inputs).  The impairment charge is related to the closing of a plant within our minerals and materials segment due to reduced demand.  This impairment charge is recorded within cost of sales within our Consolidated Statements of Operations.  In addition, we increased our inventory reserve by $293 (also recorded within the cost of sales) to record the excess of cost over net realizable value of the inventory located at this plant, bringing the total expense associated with this write-off to $2,273.

(13)	Leases

In 2008, we entered into a sale-leaseback transaction involving the construction of a new corporate facility.  Under terms of the operating lease, rental payments in fiscal 2010 and 2009 approximate $2,583 and $2,532, respectively,  and increase 2% annually thereafter through December 2028.

We have several noncancelable leases for railroad cars, trailers, computer software, office equipment, certain automobiles, and office and plant facilities.  Total rent expense under operating lease agreements was approximately $12,485, $10,714 and $6,746 in 2010, 2009 and 2008, respectively.

The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) as of December 31, 2010:

	Minimum Lease
	Payments
	Domestic	Foreign	Total
Year ending December 31:
2011	$9,635	$1,140	$10,775
2012	7,894	789	8,683
2013	6,926	377	7,303
2014	5,898	357	6,255
2015	4,260	355	4,615
Thereafter	43,293	296	43,589
Total	77,906	3,314	81,220

(14)	Employee Benefit Plans

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

The following tables set forth our pension obligations and funded status at December 31:

	Pension Benefits
	Defined Benefit Pension Plan		Supplementary Pension Plan
	2010	2009	2010	2009
Change in benefit obligations:
Beginning projected benefit obligation	$42,829	$42,289	$9,029	$7,259
Service cost	1,400	1,647	320	216
Interest cost	2,493	2,605	533	450
Actuarial (gain)/loss	2,510	(2,534)	(516)	1,239
Benefits paid	(1,214)	(1,178)	(146)	(135)
Ending projected benefit obligation	48,018	42,829	9,220	9,029

Change in plan assets:
Beginning fair value	31,455	26,609	-	-
Actual return	4,014	6,024	-	-
Company contribution	1,500	-	145	145
Benefits paid	(1,214)	(1,178)	(145)	(145)
Ending fair value	35,755	31,455	-	-

Funded status of the plan	(12,263)	(11,374)	(9,220)	(9,029)

The funded status of the SERP plan and our defined benefit pension plan is included within Pension liabilities in our Consolidated Balance Sheets.

Pension cost in each of the following years was comprised of:

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2010	2009	2008	2010	2009	2008
Service cost – benefits earned during the year	$1,400	$1,647	$1,670	$320	$216	$219
Interest cost on accumulated benefit obligation	2,493	2,605	2,374	533	450	435
Expected return on plan assets	(2,618)	(2,146)	(3,123)	-	-	-
Net amortization and deferral	64	490	4	131	74	119
Net periodic pension cost	1,339	2,596	925	984	740	773

The following table summarizes the assumptions used in determining our pension obligations at the end of each of our last two years:

	Defined Benefit Pension Plan		Supplementary Pension Plan
	2010	2009	2010	2009
Discount rate	5.51%	5.91%	5.36%	5.95%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	8.00%	8.25%	N/A	N/A

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table summarizes the assumptions used in determining our net periodic benefit cost in the years ended December 31:

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2010	2009	2008	2010	2009	2008
Discount rate	5.91%	6.25%	6.00%	5.95%	6.25%	6.00%
Rate of compensation increase	4.00%	5.75%	5.75%	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A

We adopted the measurement date provisions of ASC 715 in 2008 which required us to measure the plan assets and projected benefit obligations as of December 31, 2008.  We had previously used an October 1st measurement date.  The impact of this change was a $423 reduction to retained earnings.  We expect to contribute up to $1,500 to the defined benefit pension plan in 2011.  The accumulated benefit obligation (ABO) for our defined benefit pension plan was $40,949 and $36,377 at December 31, 2010 and 2009, respectively.  The ABO for our supplementary pension plan was $7,606 and $6,404 at December 31, 2010 and 2009, respectively.

The estimated future benefit payments contemplated under these plans, reflecting expected future service, as appropriate, are presented in the following table:

	Defined Benefit Pension Plan	Supplementary Pension Plan
2011	$1,411	$369
2012	1,553	381
2013	1,724	380
2014	1,882	396
2015	2,088	451
2016 through 2020	13,929	3,157

Note 3 shows the amounts included within accumulated other comprehensive income as of December 31, 2010 and 2009 that have not yet been recognized as components of net periodic benefit cost.  Of these balances at December 31, 2010, the amounts expected to be amortized in the next fiscal year are $59 and $96 for the unrecognized prior service cost and unrecognized net actuarial loss, respectively.  Excluding the effect of income taxes, the amounts recognized within other comprehensive income and the prior service cost for 2010 and 2009, are as follows:

	2010	2009
Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$598	$(5,173)
Amortization of net actuarial loss (gain)	(137)	(506)
Amortization of prior service cost (credit)	(59)	(57)
Total change in other comprehensive income	402	(5,736)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Defined Benefit Pension Plan

Fair values of our defined benefit pension plan assets at December 31, by asset category, are as follows:

	Fair Value Measurements as of December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Short term investment funds	$612	$-	$612	$-
Equity securities:
US equity securities	10,781	-	10,781	-
International equity securities	9,489	3,367	6,122	-
AMCOL International common stock	2,170	2,170	-	-
Fixed income securities and bonds
Governmental agencies	1,774	831	943	-
Corporate bonds	2,477	2,477	-	-
Guaranteed investment contracts	3,633	-	3,633	-
Other investments
Real estate index funds	656	-	656	-
Commodities linked funds	1,996	1,996	-	-
Hedge funds	2,167	-	-	2,167
Total	35,755	10,841	22,747	2,167

	Fair Value Measurements as of December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Short term investment funds	$1,113	$-	$1,113	$-
Equity securities:
US equity securities	11,556	-	11,556	-
International equity securities	5,014	2,364	2,650	-
AMCOL International common stock	1,989	1,989	-	-
Fixed income securities and bonds
Governmental agencies	1,646	782	864	-
Corporate bonds	1,675	1,675	-	-
Guaranteed investment contracts	4,680	-	4,680	-
Other investments
Real estate index funds	922	-	922	-
Commodities linked funds	1,264	1,264	-	-
Hedge funds	1,596	-	-	1,596
Total	31,455	8,074	21,785	1,596

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following is a reconciliation of changes in fair value measurements of plan assets using significant unobservable inputs (Level 3):

Hedge Funds
Beginning balance at December 31, 2008	$-
Purchases, sales, and settlements	1,500
Actual return on plan assets still held at reporting date	96
Ending balance at December 31, 2009	1,596
Purchases, sales, and settlements	500
Actual return on plan assets still held at reporting date	71
Ending balance at December 31, 2010	2,167

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

Defined Contribution Pension Plan

Employees hired on or after January 1, 2004 do not participate in our defined benefit plan or SERP.  Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee’s savings plan equal to 3% of their compensation.  We made total contributions to this plan of $1,248, $1,021 and $1,291 in 2010, 2009 and 2008, respectively.

401(k) Savings Plan

We also have a savings plan for our U.S. personnel.  In 2010, we made a contribution in an amount equal to an employee’s contributions up to a maximum of 4% of the employee’s annual earnings.  We make contributions to this plan using either cash or our own common stock which we purchase in the open market.  Our contributions under the savings plan were $2,842 in 2010, $2,803 in 2009 and $2,897 in 2008.

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

For purposes of calculating compensation cost, we estimate the fair value of each award on the date of grant using the Black-Scholes option-pricing model.  We used the following assumptions in calculating the fair value of awards granted in each of the following years:

	2010	2009	2008
Risk-free interest rate	2.7%	1.7%	2.2%
Expected life of option in years	5.61	4	3
Expected dividend yield of stock	3.2%	4.8%	2.6%
Expected volatility of stock price	50.8%	70.5%	52.5%
Weighted-average per share fair value of options granted	$8.62	$5.97	$7.70

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

Changes in options outstanding are summarized as follows:

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted		Weighted		Weighted
1998 Long-Term Incentive Plan		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at January 1	720,791	$18.19	1,057,519	$15.13	1,291,750	$13.56
Granted	-	-	-	-	-	-
Exercised	(306,548)	15.93	(329,728)	8.26	(230,232)	6.09
Forfeited	-	-	-	-	(3,999)	26.02
Expired	(533)	4.76	(7,000)	24.31	-	-
Options outstanding at December 31	413,710	19.88	720,791	18.19	1,057,519	15.13
Options exercisable at December 31	413,710	19.88	720,791	18.19	969,535	14.15

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

2006 Long-Term Incentive Plan

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted		Weighted		Weighted
2006 Long-Term Incentive Plan		Average		Average		Average
		Exercise		Exercise		Exercise
	Awards	Price	Awards	Price	Awards	Price
Awards outstanding at January 1	1,065,057	$22.89	714,258	$27.11	373,825	$29.92
Granted	430,750	21.08	372,750	15.11	375,350	24.43
Exercised	(29,862)	21.62	(500)	24.25	(3,669)	29.95
Forfeited	(22,722)	19.92	(7,166)	22.89	(31,248)	28.70
Expired	(8,625)	29.62	(14,285)	29.22	-	-
Awards outstanding at December 31	1,434,598	22.30	1,065,057	22.89	714,258	27.11
Awards exercisable at December 31	754,622	24.86	339,365	27.99	120,131	29.92

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

2010 Long-Term Incentive Plan

On May 6, 2010, our shareholders approved the AMCOL International Corporation 2010 Long-Term Incentive Plan.  This plan permits a total of 2,000,000 shares of AMCOL common stock to be awarded to eligible directors and employees through the use of nonqualified stock options, incentive stock options, restricted stock or restricted stock units, and stock appreciation rights.  All shares under this plan remain available for future issuance at December 31, 2010.  Different terms and conditions apply to each form of award under the plan.  Awards that will be granted from this plan will have a ten year life from the date of grant and vest ratably over a three year period from the date of the grant. At any time, the Board of Directors may amend the plan, which automatically expires on May 7, 2020.

All Stock Compensation Plans

All Stock Compensation Plans	2010	2009	2008
Intrinsic value of awards exercised during the year	$3,899	$4,352	$6,546
Fair value of awards vested during the year	3,857	2,760	2,673
Grant date fair value of awards granted during the year	4,505	2,225	2,890

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table summarizes information about stock compensation awards outstanding and exercisable at December 31, 2010:

				Weighted
All Stock Compensation Plans		Weighted		Average
	Number	Average		Remaining
	of	Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life (Yrs.)
Awards outstanding at December 31, 2010	1,848,308	$ 21.76	$ 17,081	4.67
Awards exercisable at December 31, 2010	1,168,332	23.10	9,229	2.76

The following table summarizes information about our nonvested stock compensation awards outstanding:

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted		Weighted		Weighted
All Stock Compensation Plans -		Average		Average		Average
Nonvested Awards		Grant date		Grant date		Grant date
	Awards	Fair value	Awards	Fair value	Awards	Fair value
Nonvested awards outstanding at January 1	725,692	$7.46	682,111	$8.81	645,261	$9.50
Granted	430,750	10.46	372,750	5.97	375,350	7.70
Vested	(453,744)	8.50	(322,003)	8.57	(303,253)	8.81
Forfeited	(22,722)	7.59	(7,166)	8.10	(35,247)	9.62
Nonvested awards outstanding at December 31	679,976	9.25	725,692	7.46	682,111	8.81

(16)	Contingencies

We are party to a number of lawsuits arising in the normal course of its business.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(17)	Quarterly Results (Unaudited)

Unaudited summarized results for each quarter of the last two years are as follows:

	2010 Quarters
	First	Second	Third	Fourth
Minerals and materials	$97,688	$106,397	$110,332	$114,853
Environmental	38,175	65,159	72,373	56,392
Oilfield services	30,204	39,644	41,204	43,569
Transportation	12,120	13,583	14,284	12,238
Intersegment shipping	(3,236)	(4,070)	(4,742)	(3,629)
Net sales	174,951	220,713	233,451	223,423
Minerals and materials	$24,210	$27,340	$23,949	$23,474
Environmental	10,996	20,122	20,955	15,979
Oilfield services	8,014	11,770	11,955	12,201
Transportation	1,327	1,543	1,630	1,365
Gross profit	44,547	60,775	58,489	53,019
Minerals and materials	$14,306	$16,326	$12,341	$11,607
Environmental	(217)	8,014	8,551	1,957
Oilfield services	1,228	4,553	4,079	4,758
Transportation	511	699	754	466
Corporate	(5,068)	(5,848)	(3,203)	(7,282)
Operating profit	10,760	23,744	22,522	11,506
Income (loss) from continuing operations	$5,824	$16,241	$17,307	$(9,448)
Net income (loss)	$5,824	$16,241	$17,307	$(9,448)
Net income (loss) attributable to noncontrolling interests	$(304)	$92	$(110)	$(101)
Net income (loss) attributable to AMCOL shareholders	$6,128	$16,149	$17,417	$(9,347)
Basic earnings per share attributable to AMCOL shareholders (A)	$0.20	$0.52	$0.56	$(0.30)
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.20	$0.51	$0.55	$(0.30)

(A) Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year.  Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Our minerals and materials segment recorded expenses of $2,982 and $2,779 in third quarter ending September 30, 2010 and fourth quarter ending December 31, 2010, respectively, resulting from operational issues in our domestic personal care products business within our minerals and materials segment.

We also recorded the following charges during our fourth quarter ended December 31, 2010:

-	Non-cash losses from impairments associated with two of our joint ventures of $11,705, as disclosed more fully in Note 6;
-	Expenses of $2,665 associated with the retirement of our retired CEO; and
-	Tax expenses of $1,300 associated with the recognition of valuation allowances in foreign jurisdictions.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2009 Quarters
	First	Second	Third	Fourth
Minerals and materials	$80,157	$75,479	$89,021	$91,515
Environmental	44,233	55,370	64,493	50,508
Oilfield services	31,898	32,133	29,109	26,681
Transportation	11,291	11,558	12,487	11,306
Intersegment shipping	(3,160)	(3,340)	(4,190)	(3,312)
Net sales	164,419	171,200	190,920	176,698
Minerals and materials	$16,182	$14,912	$19,789	$20,744
Environmental	14,099	19,527	22,890	15,797
Oilfield services	11,605	11,363	9,618	6,134
Transportation	1,334	1,346	1,554	1,294
Gross profit	43,220	47,148	53,851	43,969
Minerals and materials	$7,608	$5,783	$10,472	$10,926
Environmental	3,694	7,154	10,755	4,096
Oilfield services	4,917	4,450	3,096	290
Transportation	481	509	693	480
Corporate	(6,533)	(4,116)	(5,791)	(5,478)
Operating profit	10,167	13,780	19,225	10,314
Income from continuing operations	$3,969	$5,939	$13,961	$11,002
Net income	$3,969	$5,939	$13,961	$11,002
Net income (loss) attributable to noncontrolling interests	$(207)	$(158)	$661	$(224)
Net income (loss) attributable to AMCOL shareholders	$4,176	$6,097	$13,300	$11,226
Basic earnings per share attributable to AMCOL shareholders (A)	$0.14	$0.20	$0.43	$0.36
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.14	$0.20	$0.43	$0.36

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
Prudential ICICI FMP Series
Prudential ICICI Monthly Income Plan
Reliance FHF II-Series ii
Reliance FHF-2 Qty Plan
Reliance Fixed Horizon Fund		-		53,697,000
Reliance Fixed Horizon Fund I
Reliance Fixed Horizon Fund ii Annual Plan		-		58,521,700
Std Chtd FMP Qtly Series 3
Tata Fixed Horizon Fund series 8
Templeton Monthly Income Plan		-		111,021,761
UTI Fixed Monthly plan
			515,519,376	-	1,030,983,444
Investments in Associates		-

1,700,000 Equity Shares of Ringgit 1 each of
Hudson MPA Sdn Bhd, Malaysia
Goodwill on Acquisition		37,662,910		37,662,910
Carrying amount of Investment		10,349,100		10,349,100
Accumulated Share of Profit or (Loss)		(5,730,297)		(5,543,307)
		42,281,713		42,468,703

50,000 Equity Shares of Rs 10 each of
Crystal Nanoclay Private Limited
Goodwill on Acquisition		3,616,261		3,616,261
Carrying amount of Investment		2,683,739		2,683,739
Accumulated Share of Profit or (Loss)		(1,890,000)		(2,602,685)

Provision for diminution in the value of Investment	(4,410,000)		-
	-		3,697,315

1,500,000 Equity Shares of Euro 1 each of
Ashapura Amcol NV, Antwerp
Goodwill / (Capital Reserve) on Acquisition	-		(75,749,388)
Carrying amount of Investment	-		162,707,713
Accumulated Share of Profit or (Loss)	-		(30,817,223)

	-		56,141,102
Ashapura Arcadia Logistic Private Limited
Goodwill / (Capital Reserve) on Acquisition	(7,825,342)		(7,825,342)
Carrying amount of Investment	8,375,342		8,375,342
Accumulated Share of Profit or (Loss)	4,538,137		7,403,377
	5,088,137		7,953,377

Shantilal Multiport Infrastructure Private Limited
Goodwill / (Capital Reserve) on Acquisition	(56,132,162)		(56,132,162)
Carrying amount of Investment	58,632,162		58,632,162
Accumulated Share of Profit or (Loss)	33,398,858		32,538,745
	35,898,858		35,038,745

EMO Ashapura Energy and Minerals Limited	-		191,856,000
		83,268,708		337,155,242
		600,912,781		1,370,263,383

SCHEDULE - I
			31st MARCH 2008
CURRENT ASSETS, LOANS AND ADVANCES	31st MARCH 2009		(unaudited)

Current Assets

Inventories
(as taken, valued and certified by the management)

Finished and Semi-finished Goods *	1,828,499,728		1,667,818,179
Raw Materials	103,733,505		73,423,621
Packing Materials	16,677,829		21,162,243
Stores and Spares	43,547,865	1,992,458,927	52,704,461	1,815,108,504

* includes Rs. 25,492,752 related to pre operative expenses

Sundry Debtors (considered good)
Secured:
Over six months	-		-
Others	9,898,084		809,897,950
	9,898,084		809,897,950
Unsecured:
Over six months	381,419,791		249,865,094
Others	1,307,838,718		1,543,937,882
	1,689,258,509		1,793,802,976
Less : Provision for Doubtful Debts	193,716,077		-
	1,495,542,432	1,505,440,516	1,793,802,976	2,603,700,926

Other Current Assets

Cash on Hand	5,717,355		6,825,122

Balances with scheduled banks :
In Fixed Deposit Accounts	1,217,043,908		381,325,352
Funds in Transit and Cheques on Hand	10,544,631		11,001,821
Margin Money Accounts	195,934		836,012
Current Accounts	222,384,178		197,678,534
Dividend Accounts	1,430,226	1,457,316,232	1,180,378	598,847,219

Total I		4,955,215,675		5,017,656,649

Loans and Advances
(unsecured, considered good)

Advances recoverable in cash or kind or for value to be received		563,675,911		477,338,640
Advance payments of Taxes (net)		288,440,922		188,769,469
Trade Advances to Suppliers	751,679,111		909,236,507
Less : Provision for Doubtful Advances	26,849,440	724,829,671	-	909,236,507
Deposits		65,878,961		104,645,656

Total II		1,642,825,465		1,679,990,272

Total I + II		6,598,041,140		6,697,646,921

SCHEDULE - J
		31st MARCH 2008
CURRENT LIABILITIES AND PROVISIONS	31st MARCH 2009	(unaudited)

Current Liabilities

Sundry Creditors	1,367,835,895	907,983,670
Advances from Customers	55,888,576	12,476,712
Investors Education & Protection Fund :
Unclaimed Dividend	1,466,374	1,202,938
Statutory Liabilities	35,183,946	54,080,121
Interest Accrued but not Due	6,089,564	7,590,807
Loss on Foreign currency Derivatives Payable	1,157,530,854	-
Other Liabilities	781,324,574	539,954,860

	3,405,319,783	1,523,289,108
Provisions

Provision for Bonus	11,939,496	3,161,750
Provision for Leave Encashment	6,833,041	9,568,062
Provision for Gratuity	967,754	337,227
Provision for Taxes (Net of Payments)	-	-
Proposed Dividend	-	126,349,744
Provision for Corporate Dividend Tax	-	21,473,139

	19,740,291	160,889,922

	3,425,060,074	1,684,179,030

SCHEDULE - K
		31st MARCH 2008
MISCELLANEOUS EXPENDITURE NOT WRITTEN OFF	31st MARCH 2009	(unaudited)

Deferred Revenue Expenses	672,028	1,426,903

	672,028	1,426,903

SCHEDULE - L
			2007-2008		2006-2007
SALES AND OPERATIONAL INCOME	2008-2009		(unaudited)		(unaudited)

Sales
Export Sales	6,565,442,816		15,407,767,618		11,579,974,060
Local Sales	2,590,382,104	9,155,824,920	1,835,798,977	17,243,566,595	1,069,531,785	12,649,505,845

Cargo Handling Charges		160,080,686		-		-

Forward Contract Premium		111,146,869		24,892,873		(59,819,873)

Export Incentieves and Credits		2,345,403		1,965,399		985,446

Freight Receipts on Sales		47,600,537		60,746,421		133,243,868

Service Tax Refund Claims		37,027,070		-		-

Shipping Operations Income		96,629,049		-		-

Other Operational Income		1,981,263		5,473,859		513,003

		9,612,635,797		17,336,645,147		12,724,428,289

SCHEDULE - M
		2007-2008	2006-2007
OTHER INCOME	2008-2009	(unaudited)	(unaudited)

Dividend Received	80,300,514	63,022,849	37,785,400

Interest Received	35,213,031	30,934,951	22,231,241

Profit on Sale of Assets (net)	-	209,925	321,167

Profit on Sale of Investment (net)	9,025,889	20,140,593	1,037,066

Insurance Claim Received	-	7,143,194	-

Miscellaneous Income	6,892,023	6,583,858	7,261,039

	131,431,457	128,035,370	68,635,913

SCHEDULE - N		2007-2008	2006-2007
CHANGE IN INVENTORY	2008-2009	(unaudited)	(unaudited)

Opening Stock
Finished Goods and Semi-finished Goods	1,667,818,179	896,185,811	720,666,580

Closing Stock
Finished Goods and Semi-finished Goods	1,803,006,976	1,667,818,179	896,185,811

	(135,188,797)	(771,632,368)	(175,519,231)

SCHEDULE – O MATERIALS, MINING, MANUFACTURING ANDOTHER OPERATIONAL EXPENSES	2008-2009		2007-2008 (unaudited)		2006-2007 (unaudited)

Materials Consumed
Opening Stock	73,423,621		41,209,140		31,674,342
Purchases and Expenses	326,512,781		988,234,251		513,731,426
	399,936,402		1,029,443,391		545,405,768
Closing Stock	103,733,505	296,202,897	73,423,621	956,019,770	41,209,140	504,196,628

Mining Expenses

Rent and Royalty	113,729,136		63,351,359		88,750,937
Mineral Digging, Carting and
Other Mining Expenses	480,669,589	594,398,725	721,106,318	784,457,677	386,210,332	474,961,269

Manufacturing and Processing Expenses

Packing Materials Consumption and Expenses	92,673,736		84,592,412		71,978,272
Machinery Repairs and Maintenance	29,795,572		21,583,099		24,520,842
Power and Fuel	189,047,362		119,501,131		145,251,482
Carriage Inward	45,513,758		82,677,829		42,819,804
Stores & Spares Consumed	29,750,695		72,398,020		16,661,999
Trial Run Production Expenditure	17,662,523		-		-
Other Expenses	67,613,458	472,057,104	146,752,501	527,504,992	83,634,578	384,866,977

Ship Operating Expenses		169,829,486		-		-

Trading Purchases		2,535,775,962		2,366,550,646		3,574,105,224

		4,068,264,174		4,634,533,085		4,938,130,098

SCHEDULE - P		2007-2008	2006-2007
DIRECT SELLING AND DISTRIBUTION EXPENSES	2008-2009	(unaudited)	(unaudited)

Discount and Rate Difference	1,512,308	7,992,086	4,823,975
Sales Commission	60,891,346	141,230,950	107,949,916
Export Freight and Insurance	2,523,204,844	6,828,424,230	3,169,004,835
Cargo Handling Expenses	111,551,140
Shipment and Other Expenses	1,388,780,666	3,800,874,517	2,272,048,800
Royalty on Sales	4,355,119	3,173,797	3,583,175

	4,090,295,423	10,781,695,580	5,557,410,701

SCHEDULE – Q ADMINISTRATIVE EXPENSES	2008-2009		2007-2008 (unaudited)		2006-2007 (unaudited)

Personnel Costs

Salaries, Wages, Bonus and Other Expenses	227,072,580		157,331,116		118,716,087
Contrubution to PF, ESI and other Funds	21,657,578		16,959,392		9,007,272
Employee Stock Option Compensation	-		8,965,537		23,231,813
Staff Welfare & Insurance	13,029,750		10,122,286		-
Directors' Remuneration	9,603,502	271,363,410	13,356,370	206,734,701	14,070,532	165,025,704

Administrative and Other Expenses

Travelling Expenses (including Directors' travelling of Rs.2,486,780 ; previous year Rs.3,112,635)	32,949,236		36,255,753		35,098,134
Rent	29,348,549		9,614,173		5,810,036
Rates and Taxes	3,378,687		3,636,597		2,331,127
Insurance Premiums	4,333,430		4,906,762		4,610,577
Repairs to Buildings and Others	9,430,045		4,571,273		3,983,995
Advertisement and Business Promotion Expenses	8,948,807		10,499,565		10,770,492
Directors' Sitting Fees	164,250		153,500		137,250
Commission to Non-Whole time Directors	200,000		1,000,000		2,000,000
Guarantee Commission to Directors	-		3,048,000		3,159,000
Legal and Professional Fees	81,994,658		55,051,660		32,598,574
Payments to Auditors	4,340,211		4,396,514		2,416,970
Bad Debts and Advances Written Off (net)	76,181,646		37,830,415		1,651,177
Provision for Doubtful Debts & Advances	220,565,517		-		-
Provision for Diminution in Investment in Associates	4,410,000		-		-
Donations	6,098,078		8,854,512		13,861,205
Loss on Sale / Disposal of Assets	1,345,994		-		-
Wealth Tax	-		130,000		135,000
Non-Compete Agreement Deferred Expenses	-		-		2,750,000
Other Deferred Revenue Expenses (Amortization)	537,590		2,625,040		2,707,503
Preliminary Expenses Written Off	8,741		8,742		81,305
General Expenses	142,278,617		135,353,223		111,733,184
		626,514,056		317,935,729		235,835,530

		897,877,466		524,670,430		400,861,234

SCHEDULE - R		2007-2008	2006-2007
INTEREST	2008-2009	(unaudited)	(unaudited)

Working Capital Fianance	240,614,432	149,339,174	119,783,573
Term Loans	40,120,628	10,533,932	14,875,788
Others	2,667,963	1,804,811	2,282,056

	283,403,023	161,677,917	136,941,417

SCHEDULE – S

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31st MARCH 2009

a.	Figures in the brackets are the figures for the previous year, unless otherwise stated.

b.	All the amounts are stated in Indian Rupees, unless otherwise stated.

c.	Previous year’s figures are regrouped and rearranged, wherever necessary.

1	Basis of Presentation of Financial Statements

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

15.
The proportionate share of assets, liabilities, income and expenses in respect of the Company having interest in the jointly controlled entities, Ashapura Volclay Limited (holding: 50%), Ashapura Volcaly Chemicals Pvt. Limited (holding: 50%), Ashapura Al- Zawawi Minerals LLC (holding: 60%), Ashapura Amcol NV (holding: 50%) and Emo Ashapura Energy and Mining Limited (holding: 48%) are as under:

		(Rs. In lacs)

	Current Year	Previous Year
Assets
Fixed Assets (Net Block including WIP)	2,933.90	2,984.61
Investments	10.00	10.00
Current Assets	1,865.98	1,284.11
Loans and Advances	287.13	253.84
Miscellaneous Expenditure	0.04	5.51
Total	5,097.05	4,538.07

Liabilities
Secured Loans	993.45	1,186.33
Deferred Sales Tax Liabilities	258.80	305.52
Unsecured Loans	430.95	118.88
Current Liabilities	1,192.46	726.27
Total	2,875.66	2,337.00

Income
Sales and Operational Income	3,896.73	3,088.96
Other Income	7.74	10.02
Total	3,904.47	3,098.98
Expenses
Manufacturing and Other Expenses	3,373.69	2,246.59
Interest	124.08	125.62
Depreciation	278.81	199.22
Total	3,776.58	2,571.43

16.	Contingent Liabilities:
(Rs. in Lacs)

		2008-2009	2007-2008

a.	In respect of guarantees given by the bank / financial institution and counter guaranteed by the Company	2,440.24	475.99

b.	Guarantees to banks against credit facilities extended to group companies	2,765.00	8,317.86

c.	Guarantees given to others on behalf of inter-group companies	848.15	1,436.83

d.	Guarantees given to various Government Authorities and Others	4,304.47	4,481.79

e.	In respect of guarantees given by the company	481.24	213.85

f.	In respect of disputed Income Tax liabilities	1,041.49	483.53

g.	Claims against the company not acknowledged as debt	18,355.04	13,871.91

h.	In respect of contracts remaining to be executed	314.43	1,150.91

i.	In respect of Other matters	449.64	352.33

17.	Advances recoverable in cash or in kind or for value to be received includes:

	2008-2009	2007-2008
Loans to other Bodies Corporate	60,733,274	77,722,636
Loans to Others	1,602,000	1,631,337
Loan to a firm in which the company was a partner	2,450,049	2,450,049
Loans and Advances to Staff	17,311,448	17,999,907
Trade advance to firms and companies in which some
of the Directors are interested	19,338,575	89,362,575
Security deposit towards land and premises to
Directors and Firms in which some of the Directors are
interested	13,610,750	16,195,000
Claims Receivable	269,434,454	2,298,517
Unrealized Gain on Forward Exchange Contracts	5,538,277	20,044,452
Prepaid Expenses	7,477,409	21,672,066
Pre-operative Expenses for various new projects	653,941	3,705,630
Other Advances and Receivables	165,525,734	224,256,471

18.	Related Party Transactions:

a.	Associates:

●	Ashapura Shipping Limited

●	Ashapura Volclay Limited

●	Ashapura Volclay Chemicals Private Limited

●	Ashapura Exports Private Limited

●	Ashapura Mineral Company

●	Sharda Industrial Corporation

●	Prabhudas Vithaldas

●	K.M.Mehta

●	Ashapura Infin Private Limited

●	Hudson MPA Sdn Bhd, Malaysia

●	Crystal Nanoclay Private Limited

●	Ashapura Amcol NV, Antwerp

●	Emo Energy & Mining Co. Limited, Nigeria

●	Ashapura Al- Zawawi Minerals LLC

●	Ashapura Arcadia Logistic Private Limited

●	Shantilal Multiport Infrastructure Private Limited

●	Hemprabha Trading & Investments Co. Pvt Ltd.

●	Gurbarga Trading & investments Co. Pvt. Ltd

b.	Key Management Personnel:

●	Mr. Navnitlal R Shah

●	Mr. Chetan Shah

●	Mrs. Dina C Shah

Particulars of Transactions	2008-2009	2007-2008

Associates:
Sales of Materials	184,516,076	275,437,395
Purchases of Materials	377,183,462	415,827,142
Interest received	3,800,713	324,795
Interest Paid	2,611,652	34,247
Mining Charges Paid	—	43,691,372
Export Shipment & Other Expenses	40,457,907	252,573,790
Lease Rent Paid	1,573,080	1,683,600
Miscellaneous Expenditure	200,000	—
Miscellaneous Income	360,000	679,350

Outstanding Balances as on 31st March 2009
Sundry Creditors	290,496,105	52,852,627	Cr.
Sundry Debtors	184,014,105	65,011,989	Dr.
Loans and Advances	141,170,101	172,286,846	Dr.
Loans Taken	38,730,813	7,526,486	Cr.
Security Deposits	48,200,000	8,895,000	Dr.

Key Management Personnel:
Remuneration and Perquisites	9,603,502	12,166,206
Guarantee Commission Paid	—	3,248,000
Rent Paid	648,000	144,000
Salary Paid	234,000	234,000
Direct Sitting Fees	—	17,500

Outstanding Balances as on 31st March 2009
Sundry Creditors	136,756	106,633	Cr.
Security Deposits	2,800,000	2,800,000	Dr.
Other Liabilities	—	2,845,306	Cr.

19.	In accordance with the Accounting Standard (AS) - 20 on “Earnings per Share” issued by the Institute of Chartered Accountants of India, the earning per share is as under:

Particulars	2008-2009	2007-2008

Profit / (Loss) After Tax and Minority Interest	(2,893,053,148)	1,616,423,735

Weighted average number of equity shares for computation of basic EPS	78,981,733	78,602,652

Weighted average number of equity shares for computation of diluted EPS	78,981,733	78,987,410

Nominal value of equity share	2.00	2.00
Earning per Share – Basic	(36.63)	20.56
Earning per Share – Diluted	(36.63)	20.46

20.	Figures pertaining to the subsidiary companies as well as a joint venture companies have been reclassified wherever necessary to bring them in line with the Parent Company’s financial statements.

21.	Figures for the previous year are regrouped and rearranged, wherever necessary.

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

Date: March 1, 2011

AMCOL INTERNATIONAL CORPORATION

By: /s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hughes	March 1, 2011
John Hughes
Chairman of the Board and Director

/s/ Ryan F. McKendrick	March 1, 2011
Ryan F. McKendrick
President and Chief Executive Officer
and Director

/s/ Donald W. Pearson	March 1, 2011
Donald W. Pearson
Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Arthur Brown	March 1, 2011
Arthur Brown
Director

/s/ Daniel P. Casey	March 1, 2011
Daniel P. Casey
Director

/s/ Jay D. Proops	March 1, 2011
Jay D. Proops
Director

/s/ Clarence O. Redman	March 1, 2011
Clarence O. Redman
Director

/s/ Dale E. Stahl	March 1, 2011
Dale E. Stahl
Director

/s/ Audrey L. Weaver	March 1, 2011
Audrey L. Weaver
Director

/s/ Paul C. Weaver	March 1, 2011
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
10.11
A written description of compensation for the Board of Directors of the Company is set forth under the caption “Director Compensation” in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company’s shareholders in connection with the Annual Meeting of Shareholders to be held on May 5, 2011, and is hereby incorporated by reference.*

10.12
Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, Wells Fargo Bank, N.A., Bank of America N.A. and the Northern Trust Company dated November 10, 2005 (10), as amended (11), as further amended (12), as further amended (13), as further amended (14)

10.13	Form of Indemnification Agreement between the Company and its directors and executive officers (4)
10.14	Employment Agreement effective as of January 1, 2010 by and between Registrant and Michael Johnson* (15)
10.15	Employment Agreement effective as of January 1, 2010 by and between Registrant and Robert Trauger* (15)
10.16	Form of Restricted Stock Award Agreement between Registrant and Gary Castagna and Ryan F. McKendrick* (16)
10.17	Note Purchase Agreement dated as of April 29, 2010 by and among the Registrant and the Lincoln National Life Insurance Company and the Lincoln Life and Annuity Company of New York (17)
10.18	AMCOL International Corporation 2010 Long-Term Incentive Plan* (18)
10.19	AMCOL International Corporation 2010 Cash Incentive Plan* (18)
10.20	Form of Option Award Agreement* (18)
10.21	Form of Annual Cash Award Agreement* (18)
10.22	Transition and Retirement Agreement dated as of November 19, 2010 by and between Registrant and Lawrence E. Washow* (19)
10.23	Performance based Restricted Stock Form Award Agreement * (20)
21	AMCOL International Subsidiary Listing
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Sanghavi & Company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the. Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
________________________________

(1)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(3)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on February 13, 2009.
(5)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

(6)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(7)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
(9)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(10)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
(11)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on May 23, 2008.
(14)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009.
(15)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.
(17)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.
(18)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.
(19)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2010.
(20)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2011

*Management compensatory plan or arrangement