Form 10-Q
period 2011-03-31
AMCOL INTERNATIONAL CORP
filed 2011-05-06
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011
or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

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

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule

12b-2 of the Exchange Act).      Yes  ☐                No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2011
(Common stock, $.01 par value)	31,479,379 Shares

AMCOL INTERNATIONAL CORPORATION

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Item 1:   Financial Statements

ASSETS	March 31, 2011 (unaudited)	December 31, 2010 *
Current assets:
Cash and cash equivalents	$21,180	$27,262
Accounts receivable, net	206,565	193,968
Inventories	110,159	107,515
Prepaid expenses	16,332	12,581
Deferred income taxes	5,634	5,553
Income tax receivable	7,258	8,474
Other	868	6,211

Total current assets	367,996	361,564

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land and mineral rights	61,285	63,026
Depreciable assets	463,518	454,351

	524,803	517,377
Less: accumulated depreciation and depletion	265,764	256,889

	259,039	260,488

Goodwill	71,706	70,909
Intangible assets, net	40,475	42,590
Investment in and advances to affiliates and joint ventures	22,402	19,056
Available-for-sale securities	10,253	14,168
Deferred income taxes	5,194	7,570
Other assets	23,499	22,748

Total noncurrent assets	432,568	437,529

Total Assets	$800,564	$799,093

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2011 (unaudited)	December 31, 2010 *
Current liabilities:
Accounts payable	$56,805	$53,167
Accrued liabilities	59,753	59,308

Total current liabilities	116,558	112,475

Noncurrent liabilities:
Long-term debt	232,386	236,171
Pension liabilities	21,288	21,338
Deferred compensation	9,822	8,686
Other long-term liabilities	16,980	19,987

Total noncurrent liabilities	280,476	286,182

Shareholders’ Equity:
Common stock	320	320
Additional paid in capital	91,283	95,074
Retained earnings	289,766	283,189
Accumulated other comprehensive income	28,471	28,936

	409,840	407,519
Treasury stock	(6,414)	(8,945)

Total AMCOL shareholders’ equity	403,426	398,574

Noncontrolling interest	104	1,862

Total equity	403,530	400,436

Total Liabilities and Shareholders’ Equity	$800,564	$799,093

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$222,415	$174,951
Cost of sales	164,295	130,404

Gross profit	58,120	44,547
General, selling and administrative expenses	39,550	33,787

Operating profit	18,570	10,760

Other income (expense):
Interest expense, net	(2,682)	(2,216)
Other, net	(376)	(447)

	(3,058)	(2,663)

Income before income taxes and income (loss) from affiliates and joint ventures	15,512	8,097
Income tax expense	4,365	2,182

Income before income (loss) from affiliates and joint ventures	11,147	5,915
Income (loss) from affiliates and joint ventures	1,089	(91)

Net income (loss)	12,236	5,824

Net income (loss) attributable to noncontrolling interests	1	(304)

Net income (loss) attributable to AMCOL shareholders	$12,235	$6,128

Weighted average common shares outstanding	31,515	31,041

Weighted average common and common equivalent shares outstanding	31,992	31,419

Basic earnings per share attributable to AMCOL shareholders	$0.39	$0.20

Diluted earnings per share attributable to AMCOL shareholders	$0.38	$0.20

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Net income (loss)	$12,236	$5,824	$12,235	$6,128	$1	$(304)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,913	(1,338)	1,945	(1,330)	(32)	(8)
Unrealized gain (loss) on available-for-sale securities, net of tax	(2,892)	(1,986)	(2,892)	(1,986)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	457	(586)	457	(586)	-	-
Pension adjustment, net of tax	25	30	25	30	-	-

Comprehensive income (loss)	$11,739	$1,944	$11,770	$2,256	$(31)	$(312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

	Total Equity	AMCOL Shareholders					Noncontrolling Interest
		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital
Balance at December 31, 2009	$379,772	$275,200	$32,174	$320	$(14,377)	$84,830	$1,625
Net income (loss)	5,824	6,128					(304)
Cash dividends	(5,566)	(5,566)
Issuance of treasury shares pursuant to employee stock compensation plans	2,419				1,922	497
Tax benefit from employee stock compensation plans	25					25
Vesting of common stock in connection with employee stock compensation plans	781					781
Other comprehensive income (loss)	(3,880)		(3,872)				(8)

Balance at March 31, 2010	379,375	275,762	28,302	320	(12,455)	86,133	1,313

Balance at December 31, 2010	$400,436	$283,189	$28,936	$320	$(8,945)	$95,074	$1,862
Net income (loss)	12,236	12,235					1
Cash dividends	(5,658)	(5,658)
Issuance of treasury shares pursuant to employee stock compensation plans	2,711				2,531	180
Tax benefit from employee stock compensation plans	181					181
Vesting of common stock in connection with employee stock compensation plans	1,040					1,040
Purchase of noncontrolling interest	(5,666)					(5,192)	(474)
Deconsolidation of variable interest entity	(1,253)						(1,253)
Other comprehensive income (loss)	(497)		(465)				(32)

Balance at March 31, 2011	403,530	289,766	28,471	320	(6,414)	91,283	104

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net income	$12,236	$5,824
Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	9,406	8,552
Other non-cash charges	1,910	2,008
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(18,326)	(4,185)
Decrease (increase) in noncurrent assets	(728)	(1,193)
Increase (decrease) in current liabilities	5,195	(1,674)
Increase (decrease) in noncurrent liabilities	595	(771)

Net cash provided by (used in) operating activities	10,288	8,561

Cash flow from investing activities:
Capital expenditures	(10,418)	(16,077)
Other	145	159

Net cash (used in) investing activities	(10,273)	(15,918)

Cash flow from financing activities:
Net change in outstanding debt	(3,563)	6,882
Proceeds from sales of treasury stock	2,747	1,995
Dividends	(5,658)	(5,566)
Excess tax benefits from stock-based compensation	201	22

Net cash provided by (used in) financing activities	(6,273)	3,333

Effect of foreign currency rate changes on cash	176	(258)

Net increase (decrease) in cash and cash equivalents	(6,082)	(4,282)

Cash and cash equivalents at beginning of period	27,262	27,669

Cash and cash equivalents at end of period	$21,180	$23,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

We, AMCOL International Corporation (the “Company”), are a global company focused on long term profitability growth through the development and application of minerals and technology products and services to various industrial and consumer markets. We operate in five segments: minerals and materials, environmental, oilfield services, transportation and corporate. Our minerals and materials segment mines, processes and distributes minerals and products with similar applications for use in various industrial and consumer markets, including metalcasting, pet care, laundry care, and drilling industries. Aditionally, this segment develops and manufactures synthetic materials principally for personal care applications. Our environmental segment manufactures and distributes products and provides related services for use as moisture and vapor barriers in commercial construction, landfills and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and natural gas industry. Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company. Approximately 82% and 100% of the revenue elimination in the three months ended March 31, 2011 and 2010, respectively represents elimination of shipping revenues between our transportation segment and its domestic sister companies. The composition of our revenues by segment is as follows:

	Three Months Ended March 31,
	2011	2010
Minerals and materials	53%	56%
Environmental	25%	22%
Oilfield services	20%	17%
Transportation	6%	7%
Intersegment sales	-4%	-2%

	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2010, is unaudited. The condensed consolidated balance sheet as of December 31, 2010 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2010. The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended March 31,

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

2011 and 2010, and our financial position as of March 31, 2011, and all such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three months ended March 31, 2011. These reclassifications did not have a material impact on our financial statements.

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

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year for a variety of reasons, including the seasonality of both our environmental segment, which varies due to the seasonal nature of the construction industry, and our oilfield services segment, which varies due to seasonal weather patterns in its various markets.

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

	Three Months Ended March 31,
	2011	2010
Weighted average number of common shares outstanding	31,515,395	31,041,398
Dilutive impact of stock based compensation	476,464	377,284

Weighted average number of common and common equivalent shares outstanding for the period	31,991,859	31,418,682

Number of common shares outstanding at the end of the period	31,466,023	30,939,931

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	122,822	497,764

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 3:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at March 31, 2011 and December 31, 2010 are comprised of the following components:

	March 31, 2011	December 31, 2010
Crude stockpile inventories	$37,971	$35,308
In-process and finished goods inventories	49,437	47,510
Other raw material, container, and supplies inventories	22,751	24,697

	$110,159	$107,515

We mine various minerals using a surface mining process that requires the removal of overburden. In certain areas and under various governmental regulations, we are obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity. We include an estimate of this reclamation liability in our Condensed Consolidated Balance Sheets; it is adjusted to reflect the passage of time and changes in estimated future cash outflows. A reconciliation of the activity within our reclamation liability is as follows:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$7,529	$6,584
Settlement of obligations	(489)	(303)
Liabilities incurred and accretion expense	963	407
Foreign currency	(30)	-

Balance at end of period	$7,973	$6,688

We own shares of Ashapura Minechem Limited (“Ashapura”), a public company traded on the Bombay Stock Exchange Limited. We include this investment at its fair value within our Condensed Consolidated Balance Sheets with the unrealized gains or losses, resulting from fluctuations in its fair value, as a component of accumulated other comprehensive income within equity. The following table sets forth the gains recorded in accumulated comprehensive income (loss) within equity in Condensed Consolidated Balance Sheet:

	March 31, 2011	December 31, 2010
Unrealized gain on avaliable-for-sale securities	$8,955	$12,869
Tax expense	-	1,022

Unrealized gain on avaliable-for-sale securities, net of tax expense	$8,955	$11,847

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 4:	BUSINESS SEGMENT INFORMATION

As previously mentioned, we operate in five segments. Our segments are fairly diverse with respect to the products and services they offer as well as the customers they serve. Accordingly, we organize our segments based on the products provided and industries they serve. We measure segment performance based on operating profit, which is defined as net sales less cost of sales and general, selling and administrative expenses related to a segment’s operations. The costs deducted to arrive at operating profit do not include several items, such as net interest expense or income taxes. Segment assets are those assets used in the operations of that segment. Corporate assets include cash and cash equivalents, corporate leasehold improvements, assets associated with certain employee benefit plans, and other miscellaneous equipment.

The following summaries set forth certain financial information by segment:

	Three Months Ended March 31,
	2011	2010
Net sales:
Minerals and materials	$116,880	$97,688
Environmental	55,333	38,175
Oilfield services	44,744	30,204
Transportation	12,674	12,120
Intersegment sales	(7,216)	(3,236)

Total	$222,415	$174,951

Operating profit (loss):
Minerals and materials	$16,171	$14,306
Environmental	2,283	(217)
Oilfield services	4,872	1,228
Transportation	465	511
Corporate	(5,221)	(5,068)

Total	$18,570	$10,760

	As of Mar. 31, 2011	As of Dec. 31, 2010
Assets:
Minerals and materials	$396,039	$402,640
Environmental	162,943	160,053
Oilfield services	180,599	173,239
Transportation	4,655	4,071
Corporate	56,328	59,090

Total	$800,564	$799,093

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Depreciation, depletion and amortization:
Minerals and materials	$4,543	$3,796
Environmental	1,285	1,384
Oilfield services	3,002	2,924
Transportation	15	8
Corporate	561	440

Total	$9,406	$8,552

Capital expenditures:
Minerals and materials	$2,784	$13,001
Environmental	715	453
Oilfield services	6,432	2,502
Transportation	-	37
Corporate	487	84

Total	$10,418	$16,077

Research and development (income) expense:
Minerals and materials	$1,612	$1,323
Environmental	488	646
Oilfield services	59	159
Corporate	(186)	81

Total	$1,973	$2,209

Note 5:	EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$379	$350
Interest cost	652	623
Expected return on plan assets	(714)	(654)
Amortization of prior service cost	16	16

Net periodic benefit cost	$333	$335

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we expect to contribute up to $1,500 to our pension plan in 2011, of which $500 was contributed in the three months ended March 31, 2011.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 6:	INCOME TAXES

Our effective tax rate for the three months ended March 31, 2011 and 2010 was 28.1% and 26.9%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions, changes in tax reserves, and differences in local tax rates on the income from our foreign subsidiaries.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2004. In general, the United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all years through 2007.

Note 7:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Condensed Consolidated Balance Sheet:

Liability Derivatives	Balance Sheet Location	Fair Value as of
		March 31, 2011		December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities		$(5,945)		$(6,666)

Cash flow hedges

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended March 31,
	2011	2010
Interest rate swaps, net of tax	$457		$(586)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

We use interest rate swaps to manage floating interest rate risk on debt securities. Interest rate differentials are paid or received on these arrangements over the life of the agreements. As of March 31, 2011 and 2010, we had an interest rate swap outstanding which effectively hedges the variable interest rate on $30,000 of our senior notes to a fixed rate of 5.6% per annum. We also had other interest rate swaps outstanding which effectively hedge the variable interest rate on $33,000 of our borrowings as of March 31, 2011, and $23,000 of our borrowings as of March 31, 2010, under our revolving credit agreement, to a fixed rate of 3.15% per annum and 3.36% per annum, respectively, plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary U.S. dollar exposures are to fluctuations in the Euro, British Pound, Polish Zloty and South African Rand. We also have significant exposure to fluctuations in exchange rates between the British Pound and the Euro as well as between the Polish Zloty and the Euro. We enter into foreign exchange derivative contracts to mitigate the risk of currency fluctuations on these exposures.

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2011		2010
Foreign currency exchange contracts	Other, net		$(1,109)	$1

We did not have any significant foreign exchange derivative instruments outstanding as of March 31, 2011 or December 31, 2010.

Note 8:	FAIR VALUE MEASUREMENTS

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

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 3/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(5,945)	$-	$(5,945)	$-

Available-for-sale securities	10,253	10,253	-	-

Deferred compensation plan assets	8,868	-	8,868	-

Supplementary pension plan assets	7,985	-	7,985	-

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(6,666)	$-	$(6,666)	$-

Available-for-sale securities	14,168	14,168	-	-

Deferred compensation plan assets	8,358	-	8,358	-

Supplementary pension plan assets	7,676	-	7,676	-

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 9:	NONCONTROLLING INTEREST

In January 2011, we acquired the remaining noncontrolling interest of our chromite operations in South Africa in exchange for forgiveness of certain loan balances and a stipulation to exchange certain materials. The following table sets forth the effects of this transaction on equity attributable to AMCOL’s shareholders.

Three Months Ended March 31, 2011
Net income attributable to AMCOL shareholders	$12,235
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for the purchase of the remaining noncontrolling interest in our South African operations	(5,192)

Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$7,043

Note 10:	CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, certain statements we make, including statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, constitute “forward-looking statements” made in reliance upon the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions, and statements relating to anticipated growth and levels of capital expenditures. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following: actual performance in our various markets; conditions in the metalcasting and construction markets; oil and gas prices and conditions in those industries; operating costs; seasonality of our environmental and oilfield services segments; competition and regulation; currency exchange rates and devaluations; delays in development, production and marketing of new products; integration of acquired businesses; conducting and expanding operations in international markets; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission (SEC). We undertake no duty to update any forward looking statements to actual results or changes in our expectations.

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

The principal mineral that we utilize to generate revenue is bentonite. We own or lease bentonite reserves in the U.S., Australia, China and Turkey. Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, Russia, Azerbaijan and Mexico. We also market and develop applications for other minerals, including chromite ore from our mine in South Africa.

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

We operate in five segments: minerals and materials, environmental, oilfield services, transportation and corporate. Both our minerals and materials and environmental segments operate manufacturing facilities in North America, Europe, and the Asia-Pacific region. Our minerals and materials segment also owns and operates a chromite mine in South Africa. Our oilfield services segment principally operates in North America’s Gulf of Mexico and surrounding states and also has a growing presence in South America, Africa and Asia. Additionally, we have a transportation segment that performs trucking services for our domestic minerals and materials and environmental businesses as well as third parties.

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

A majority of our revenues are generated in the Americas, principally North America. Consequently, the state of the U.S. economy, and especially the metalcasting and industrial construction industries, impacts our revenues. Our fastest growing markets are in the Asia-Pacific and European regions.

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

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them. We describe certain risks throughout this report as well as under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K for the year ended December 31, 2010. In general, the significance of these risks has not materially changed since our Annual Report on Form 10-K for the period ended December 31, 2010.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations describes relevant aspects of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain. As a result, actual results could differ from these estimates. For more information on our critical accounting policies, please read our Annual Report on Form 10-K for the year ended December 31, 2010.

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements.

The following consolidated income statement review and segment analysis discuss the results for the three months period ended March 31, 2011 and the comparable results in the prior year. In each section, a discussion of our consolidated results is presented first, followed by more detailed discussion of performance within our segments.

Three months ended March 31, 2011 vs. March 31, 2010

Consolidated Income Statement Review

The table below compares our operating results for the quarters ended March 31, 2011 and 2010.

	000000000	000000000	000000000
Consolidated	Three Months Ended March 31,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$222,415	$174,951	27.1%
Cost of sales	164,295	130,404

Gross profit	58,120	44,547	30.5%
margin %	26.1%	25.5%
General, selling and administrative expenses	39,550	33,787	17.1%

Operating profit	18,570	10,760	72.6%
margin %	8.3%	6.2%
Other income (expense):
Interest expense, net	(2,682)	(2,216)	21.0%
Other, net	(376)	(447)	-15.9%

	(3,058)	(2,663)

Income before income taxes and income (loss) from affiliates and joint ventures	15,512	8,097
Income tax expense	4,365	2,182	100.0%
effective tax rate	28.1%	26.9%

Income before income (loss) from affiliates and joint ventures	11,147	5,915
Income (loss) from affiliates and joint ventures	1,089	(91)	-1296.7%

Net income (loss)	12,236	5,824

Net income (loss) attributable to noncontrolling interests	1	(304)	-100.3%

Net income (loss) attributable to AMCOL shareholders	$12,235	$6,128	99.7%

Basic earnings per share attributable to AMCOL shareholders	$0.39	$0.20	95.0%

Diluted earnings per share attributable to AMCOL shareholders	$0.38	$0.20	90.0%

We measure sales fluctuations by the relevant components: organic, acquisitions, and foreign currency translation. Fluctuation due to foreign currency translation is measured as the change in revenues resulting from differences in currency exchange rates between periods. Fluctuation due to acquisitions is measured as the changes in revenues resulting from acquired businesses within the first year (twelve consecutive months) we own them. Any remaining fluctuation is due to organic components. The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	0000000000	0000000000	0000000000	0000000000
	Organic	Acquisitions	Currency Translation	Total
Minerals and materials	10.2%	0.0%	0.8%	11.0%
Environmental	8.9%	0.5%	0.4%	9.8%
Oilfield services	8.1%	0.0%	0.2%	8.3%
Transportation & intersegment shipping	-2.0%	0.0%	0.0%	-2.0%

Total	25.2%	0.5%	1.4%	27.1%

% of change	93.2%	1.7%	5.1%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	0000000000	0000000000	0000000000	0000000000
	Americas	EMEA	Asia Pacific	Total
Minerals and materials	29.9%	11.7%	10.8%	52.4%
Environmental	12.4%	10.7%	1.4%	24.5%
Oilfield services	18.4%	0.6%	1.0%	20.0%
Transportation & intersegment shipping	3.1%	0.0%	0.0%	3.1%

Total - current year’s period	63.8%	23.0%	13.2%	100.0%

Total from prior year’s comparable period	65.2%	19.6%	15.2%	100.0%

Net sales:

Net sales increased largely due to organic growth as acquisitions and foreign currency translation had minimal impacts. We experienced significant growth in our EMEA revenues due to our South African operations, which began late in the second quarter of 2010, and growth in our European environmental business, which was significantly impacted by the recession that existed during the first quarter of 2010. On an absolute dollar basis, sales in the Asia Pacific region increased as our Asian minerals and materials businesses, especially those serving the metalcasting markets, continue to benefit from economic growth in that region.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above, and gross margins increased due to increased profitability in our oilfield services segment as discussed later herein.

General, selling & administrative expenses (GS&A):

GS&A expenses increased overall due to increases in employee compensation and benefit costs, investments in information technology, and expenses associated with realigning the cost structure within our environmental segment aimed at reducing expenses in this segment in the future.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the increase in GS&A expenses. Our overall operating margin increased significantly due to the recovery in our environmental segment and the increased performance of our oilfield services segment, as discussed later herein.

Income from affiliates and joint ventures:

Our affiliates and joint ventures generated $1.1 million of income in the 2011 first quarter as compared to a loss of $0.1 million in the prior year’s quarter. In the first quarter of 2010, our Russian and Belgian joint-ventures generated significant losses which were accompanied by less than expected results from our other joint-ventures given the global recession occurring during that time period. In the first quarter of 2011, we did not record losses from our Russian or Belgian joint-ventures as these investments are now held at a nil costs basis in our balance sheet. In addition, our 50% owned Japanese and Indian joint-ventures reported strong earnings in the 2011 quarter due to recovery in the economies in which they operate.

Diluted earnings per share:

Diluted EPS increased commensurate with the increase in net income. The change in weighted average shares outstanding did not have a material effect on diluted earnings per share.

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

	00000000	00000000	00000000	00000000	00000000	00000000
Minerals and Materials	Three Months Ended March 31,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$116,880	100.0%	$97,688	100.0%	$19,192	19.6%
Cost of sales	88,419	75.6%	73,478	75.2%

Gross profit	28,461	24.4%	24,210	24.8%	4,251	17.6%
General, selling and administrative expenses	12,290	10.5%	9,904	10.1%	2,386	24.1%

Operating profit	16,171	13.9%	14,306	14.7%	1,865	13.0%

	00000000	00000000	00000000
Minerals and Materials Product Line Sales	Three Months Ended March 31,
	2011	2010	% change
	(Dollars in Thousands)
Metalcasting	$60,152	$44,340	35.7%
Specialty materials	26,021	25,808	0.8%
Pet products	15,071	16,438	-8.3%
Basic minerals	11,542	9,346	23.5%
Other product lines	4,094	1,756	133.1%

Total	116,880	97,688	19.6%

Increased volumes in our domestic and Asian operations accounted for 59% of the increase in revenues over the prior year quarter. Growth in our chromite operations, which began late in the second quarter of 2010, accounted for another 42% of the increase. Metalcasting sales increased domestically and in the Asia Pacific region in response to increased demand for castings for automobiles and heavy equipment.

Our gross margins decreased in the current period due to the start up of our operations in South Africa, which negatively affected our gross margins by approximately 150 basis points. Excluding these operations, our gross margins would have increased due to our domestic operations, which benefitted from increased selling prices and increased volumes, including those in our personal care business.

GS&A expenses increased for numerous but individually insignificant reasons, most notably due to increased employee compensation and related benefits expenses and increased information technology expenses. They also increased as a result of our ramping up our South African operations as compared to the amount of expenses that existed in 2010. Operating profits increased due to the significant increase in gross profits mentioned previously.

Environmental Segment

	00000000	00000000	00000000	00000000	00000000	00000000
Environmental	Three Months Ended March 31,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$55,333	100.0%	$38,175	100.0%	$17,158	44.9%
Cost of sales	39,277	71.0%	27,179	71.2%

Gross profit	16,056	29.0%	10,996	28.8%	5,060	46.0%
General, selling and administrative expenses	13,773	24.9%	11,213	29.4%	2,560	22.8%

Operating profit (loss)	2,283	4.1%	(217)	-0.6%	2,500	*
* Not meaningful

	00000000	00000000	00000000
Environmental Product Line Sales	Three Months Ended March 31,
	2011	2010	% change
	(Dollars in Thousands)
Lining technologies	$21,104	$16,565	27.4%
Building materials	17,056	12,501	36.4%
Contracting services	11,230	4,214	166.5%
Drilling products	5,943	4,895	21.4%

Total	55,333	38,175	44.9%

Organic demand for our environmental products increased over the prior year, when the recession was more pronounced in the commercial construction market, especially in our lining technologies and contracting services businesses. Our European contracting services business continues to grow in 2011 and experienced significant growth this quarter. These increased sales also led to the increase in gross profits; however, the margins did not improve as much as expected given some raw material cost challenges in our Asian market. Overall operating profits followed the trends in gross profits, and operating margins benefitted from increased leverage even considering our GS&A costs increased due partly to realigning our operations to reduce expenses in the future.

Oilfield Services Segment

	00000000	00000000	00000000	00000000	00000000	00000000
Oilfield Services	Three Months Ended March 31,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$44,744	100.0%	$30,204	100.0%	$14,540	48.1%
Cost of sales	32,080	71.7%	22,190	73.5%

Gross profit	12,664	28.3%	8,014	26.5%	4,650	58.0%
General, selling and administrative expenses	7,792	17.4%	6,786	22.5%	1,006	14.8%

Operating profit	4,872	10.9%	1,228	4.0%	3,644	296.7%

The majority of the revenue increase over the first quarter of 2010 was due to greater demand for our domestic well testing and coiled tubing services due to several large offshore jobs and growth in our onshore services in oil and gas bearing shale formations. These two businesses comprised 87% of the increase.

Gross profits increased due to the aforementioned increases in sales. Our coil tubing and well testing operations are also two of our lower variable cost structured businesses, allowing their increased revenues to also increase overall gross margins.

GS&A expenses increased due to increased compensation and personnel costs as well as costs in our international operations as we continue to develop those markets. The changes in operating profits and related margin followed from the changes in gross profits and gross profit margin.

Transportation Segment

	00000000	00000000	00000000	00000000	00000000	00000000
Transportation	Three Months Ended March 31,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$12,674	100.0%	$12,120	100.0%	$554	4.6%
Cost of sales	11,271	88.9%	10,793	89.1%

Gross profit	1,403	11.1%	1,327	10.9%	76	5.7%
General, selling and administrative expenses	938	7.4%	816	6.7%	122	15.0%

Operating profit	465	3.7%	511	4.2%	(46)	-9.0%

Fuel surcharges comprised the increase in revenues. However, cost pressures within our logistics services, as opposed to our brokerage services, have increased, leading to a decrease in operating profit.

Corporate Segment

Corporate	Three Months Ended March 31,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands)
Intersegment sales	$(7,216)	$(3,236)	(3,980)
Intersegment cost of sales	(6,752)	(3,236)

Gross profit (loss)	(464)	-	(464)
General, selling and administrative expenses	4,757	5,068	(311)	-6.1%

Operating loss	(5,221)	(5,068)	(153)	3.0%

Intersegment sales transactions are eliminated in our corporate segment. These are most notably sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments.

Corporate GS&A expenses decreased due to decreased employee benefit expenses and reduced information technology expenses at our corporate office.

Balance Sheet Review

In the first three months of 2011, we have increased our overall investments in working capital, especially accounts receivable, in response to the growth in sales and overall activity that we have experienced. We have also increased our investments in property, plant and equipment, most notably for a new chromite ore processing facility in South Africa. We have funded these investments mostly through increased cash utilization. Our other current assets decreased as a $5.0 million loan receivable from our South African partner was exchanged as part of the consideration for our purchase of the noncontrolling interest in our South African operations.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, an ability to lease equipment, and borrowings from our revolving credit facility have historically been our sources of funds to provide working capital, make capital expenditures, acquire businesses, repurchase common stock, and pay dividends to shareholders. We believe cash flows from operations and borrowings from our unused and committed credit facility will be adequate to support our current business needs for the foreseeable future. Should the need arise or should we choose to, we may issue additional equity or debt instruments on a publicly traded securities exchange via a shelf registration which became effective with the SEC in January 2010.

We may need additional debt or equity facilities in order to pursue acquisitions, when and if these opportunities become available, and we may or may not be able to obtain such facilities on terms substantially similar to our current facilities as discussed in Item 1A – Risk Factors of our Annual Report on Form 10-K filed for 2010. Terms of any new facilities, especially interest rates or covenants, may be significantly different from those we currently have.

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

Cash Flows ($ in millions)	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$10.3	$8.6
Net cash used in investing activities	$(10.3)	$(15.9)
Net cash provided by (used in) financing activities	$(6.3)	$3.3

Cash flows from operating activities increased in the current quarter due to the increase in net income offset by the increase in working capital required to support our increased business levels. Historically, working capital levels increase in the early and middle parts of the year and then decrease later in the year in conjunction with the seasonality of our business; we do not see a reason why this trend would not continue.

Excluding capital expenditures related to our chromite plant in South Africa, our capital expenditures increased from $5.0 million in the first quarter of 2010 to $9.7 million in the first quarter of 2011. In 2011, our capital expenditures largely occurred in our oilfield services segment to fund anticipated revenue growth of our coil tubing and well testing services, especially those provided in the oil and gas bearing shale regions. We would expect our capital expenditure levels in 2011 to exceed the levels experienced in recent years, which, if this were to occur, would imply increased spending in the remaining quarters of 2011 as compared to both the prior year periods as well as the amount spent in the three months ended March 31, 2011.

Given the differences in the changes in working capital levels from December 31, 2009 to March 31, 2010, we required additional debt to fund our operations in 2010 as opposed to paying down debt as we did in 2011. Greater utilization of our cash also aided our ability to pay down debt. Year-to-date dividends were $0.18 per share in both periods.

Financial Position ($ in millions)	As at
	March 31, 2011	December 31, 2010
Working capital	$251.4	$249.1
Goodwill & intangible assets	$112.2	$113.5
Total assets	$800.6	$799.1

Long-term debt	$232.4	$236.2
Other long-term obligations	$48.1	$50.0
Total equity	$403.5	$400.4

Working capital at March 31, 2011 increased minimally over the amount at December 31, 2010. Given the seasonality of our environmental and oilfield services segments as well as the project nature of some of our services provided in the oilfield services segment, working capital needs are typically greater in the second and third quarters of the year.

Long-term debt decreased as we better utilized our cash on hand at December 31, 2010. This, combined with better working capital management, allowed us to not only fund our capital expenditures but also pay down debt levels in the first quarter of 2011. Long-term debt relative to total capitalization did not change significantly as shown in the chart above. We have approximately $131.8 million of borrowing capacity available from our revolving credit facility at March 31, 2011. We are in compliance with the financial covenants related to the revolving credit facility as of the period covered by this report.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Item 7 of our Annual Report on Form 10-K, for the year ended December 31, 2010 discloses our contractual obligations and off-balance sheet arrangements. There were no material changes in our contractual obligations and off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2010 other than those discussed in Part 1, Item 2 of this report.

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

Changes in Internal Control Over Financial Reporting

In the first quarter, we implemented new software to consolidate our financial statements and improve that consolidation process. While there may be risks in implementing any new system, we believe we are maintaining and monitoring appropriate internal controls over our use of this software. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The operation of our domestic mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. We present information below regarding certain mining safety and health citations which MSHA has issued with respect to our mining operations.

For the three-month period ended March 31, 2011, none of our mining operations received written notice from MSHA of (i) an order issued under section 104(b) of the Mine Act; (ii) a citation or order for unwarrantable failure to comply with mandatory health or safety standards under section 104 (d) of the Mine Act; (iii) a flagrant violation under section 110(b)(2) of the Mine Act; (iv) an imminent danger order under section 107(a) of the Mine Act; (v) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of our mine health or safety hazards under section 104(e) of the Mine Act; or (vi) the potential to have such a pattern. For the three-month period ended March 31, 2011, we did not have a fatality.

The table below sets forth by mining complex the total number of citations and/or orders issued during the three-month period ended March 31, 2011 by MSHA to AMCOL and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments (dollar amounts are actual, not thousands).

Mine	Section 104 (1)	Proposed MSHA Assessments (2)
Gascoyne Mine & Mill	1	$334
Belle Fourche Mill	4	-
Lovell Mill	1	-
Colony West Mill	11	-
Colony East Mill	12	105,787
Yellowtail Mine	-	-
Belle/Colony Mine	3	937
Sandy Ridge Mill	-	200

1.	Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which AMCOL and its subsidiaries received a citation from MSHA

2.	Total dollar amount of proposed assessments received from MSHA on or before March 31, 2011, for citations and orders occurring during the three-month period ended March 31, 2011.

As of March 31, 2011, we have a total of 10 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three-month period ended March 31, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three month period.

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

Item 6:	Exhibits

Exhibit Number

10.1	Performance Based Restricted Stock Form Award Agreement
10.2	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Gary L. Castagna
10.3	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Michael R. Johnson
10.4	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Ryan F. McKendrick
10.5	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Donald W. Pearson
10.6	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Robert J. Trauger
10.7	AMCOL International Corporation Executive Severance Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	May 06, 2011	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date:	May 06, 2011	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1	Performance Based Restricted Stock Form Award Agreement (1)
10.2	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Gary L. Castagna (2)
10.3	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Michael R. Johnson (2)
10.4	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Ryan F. McKendrick (2)
10.5	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Donald W. Pearson (2)
10.6	Change of Control Agreement dated March 11, 2011 by and between AMCOL International Corporation and Robert J. Trauger (2)
10.7	AMCOL International Corporation Executive Severance Plan (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

(1) Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2011.

(2) Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.