Form 10-Q
period 2011-06-30
AMCOL INTERNATIONAL CORP
filed 2011-08-09
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                  June 30, 2011

                             or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
(Common stock, $.01 par value)	31,647,359 Shares

AMCOL INTERNATIONAL CORPORATION

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Item 1:	Financial Statements

ASSETS	June 30, 2011 (unaudited)	December 31, 2010 *
Current assets:
Cash and cash equivalents	$17,928	$27,262
Accounts receivable, net	228,525	193,968
Inventories	120,279	107,515
Prepaid expenses	18,297	12,581
Deferred income taxes	5,668	5,553
Income tax receivable	12,810	8,474
Other	336	6,211

Total current assets	403,843	361,564

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	11,237	11,591
Mineral rights	49,140	51,435
Depreciable assets	477,513	454,351

	537,890	517,377
Less: accumulated depreciation and depletion	273,528	256,889

	264,362	260,488

Goodwill	71,729	70,909
Intangible assets, net	39,259	42,590
Investment in and advances to affiliates and joint ventures	22,580	19,056
Available-for-sale securities	6,552	14,168
Deferred income taxes	5,898	7,570
Other assets	24,418	22,748

Total noncurrent assets	434,798	437,529

Total Assets	$838,641	$799,093

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2011 (unaudited)	December 31, 2010 *
Current liabilities:
Accounts payable	$61,279	$53,167
Accrued liabilities	72,120	59,308

Total current liabilities	133,399	112,475

Noncurrent liabilities:
Long-term debt	240,532	236,171
Pension liabilities	21,738	21,338
Deferred compensation	9,547	8,686
Other long-term liabilities	19,035	19,987

Total noncurrent liabilities	290,852	286,182

Shareholders’ Equity:
Common stock	320	320
Additional paid in capital	91,364	95,074
Retained earnings	297,828	283,189
Accumulated other comprehensive income	24,398	28,936
Less: Treasury stock	(4,380)	(8,945)

Total AMCOL shareholders’ equity	409,530	398,574

Noncontrolling interest	4,860	1,862

Total equity	414,390	400,436

Total Liabilities and Shareholders’ Equity	$838,641	$799,093

*Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net sales	$473,248	$395,664	$250,833	$220,713
Cost of sales	352,334	290,342	188,039	159,938

Gross profit	120,914	105,322	62,794	60,775
General, selling and administrative expenses	80,214	70,818	40,664	37,031

Operating profit	40,700	34,504	22,130	23,744

Other income (expense):
Interest expense, net	(5,484)	(4,550)	(2,802)	(2,334)
Other, net	113	(117)	489	330

	(5,371)	(4,667)	(2,313)	(2,004)

Income before income taxes and income (loss) from affiliates and joint ventures	35,329	29,837	19,817	21,740
Income tax expense	10,331	7,701	5,966	5,519

Income before income (loss) from affiliates and joint ventures	24,998	22,136	13,851	16,221
Income (loss) from affiliates and joint ventures	996	(71)	(93)	20

Net income (loss)	25,994	22,065	13,758	16,241

Net income (loss) attributable to noncontrolling interests	4	(212)	3	92

Net income (loss) attributable to AMCOL shareholders	$25,990	$22,277	$13,755	$16,149

Weighted average common shares outstanding	31,611	31,092	31,706	31,141
Weighted average common and common equivalent shares outstanding	32,099	31,467	32,206	31,515
Basic earnings per share attributable to AMCOL shareholders	$0.82	$0.72	$0.43	$0.52
Diluted earnings per share attributable to AMCOL shareholders	$0.81	$0.71	$0.43	$0.51
Dividends declared per share	$0.36	$0.36	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Net income (loss)	$25,994	$22,065	$25,990	$22,277	$4	$(212)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,356	(12,902)	2,355	(12,838)	1	(64)
Unrealized gain (loss) on available-for-sale securities, net of tax	(6,593)	(668)	(6,593)	(668)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	(350)	(2,374)	(350)	(2,374)	-	-
Pension adjustment, net of tax	50	64	50	64	-	-

Comprehensive income (loss)	$21,457	$6,185	$21,452	$6,461	$5	$(276)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Net income (loss)	$13,758	$16,241	$13,755	$16,149	$3	$92
Other comprehensive income (loss):
Foreign currency translation adjustment	443	(11,564)	410	(11,508)	33	(56)
Unrealized gain (loss) on available-for-sale securities, net of tax	(3,701)	1,318	(3,701)	1,318	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	(807)	(1,788)	(807)	(1,788)	-	-
Pension adjustment, net of tax	25	34	25	34	-	-

Comprehensive income (loss)	$9,718	$4,241	$9,682	$4,205	$36	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2009	$379,772	$275,200	$32,174	$320	$(14,377)	$84,830	$1,625
Net income (loss)	22,065	22,277					(212)
Cash dividends	(11,149)	(11,149)
Issuance of treasury shares pursuant to employee stock compensation plans	4,061				3,000	1,061
Tax benefit from employee stock compensation plans	89					89
Vesting of common stock in connection with employee stock compensation plans	1,618					1,618
Other comprehensive income (loss)	(15,880)		(15,816)				(64)

Balance at June 30, 2010	380,576	286,328	16,358	320	(11,377)	87,598	1,349

Balance at December 31, 2010	$400,436	$283,189	$28,936	$320	$(8,945)	$95,074	$1,862
Net income (loss)	25,994	25,990					4
Cash dividends	(11,351)	(11,351)
Issuance of treasury shares pursuant to employee stock compensation plans	6,486				4,565	1,921
Tax benefit from employee stock compensation plans	600					600
Vesting of common stock in connection with employee stock compensation plans	2,361					2,361
Purchase of noncontrolling interest	(5,735)					(5,189)	(546)
Sale of subsidiary shares to noncontrolling interest	-		(1,390)			(3,403)	4,793
Deconsolidation of variable interest entity	(1,254)						(1,254)
Other comprehensive income (loss)	(3,147)		(3,148)				1

Balance at June 30, 2011	414,390	297,828	24,398	320	(4,380)	91,364	4,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities:
Net income	$25,994	$22,065
Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	19,731	17,022
Other non-cash charges	2,891	3,655
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(57,469)	(49,570)
Decrease (increase) in noncurrent assets	(843)	(1,832)
Increase (decrease) in current liabilities	22,016	14,667
Increase (decrease) in noncurrent liabilities	1,528	843

Net cash provided by (used in) operating activities	13,848	6,850

Cash flow from investing activities:
Capital expenditures	(24,800)	(25,939)
Investments in and advances to affiliates and joint ventures	(1,276)	(1,985)
Other	1,718	1,493

Net cash (used in) investing activities	(24,358)	(26,431)

Cash flow from financing activities:
Net change in outstanding debt	4,530	17,808
Proceeds from sales of treasury stock	6,619	2,904
Dividends	(11,351)	(11,149)
Excess tax benefits from stock-based compensation	651	164

Net cash provided by (used in) financing activities	449	9,727

Effect of foreign currency rate changes on cash	727	(779)

Net increase (decrease) in cash and cash equivalents	(9,334)	(10,633)

Cash and cash equivalents at beginning of period	27,262	27,669

Cash and cash equivalents at end of period	$17,928	$17,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

We, AMCOL International Corporation (the “Company”), are a global company focused on long term profitable growth through the development and application of minerals and technology products and services to various industrial and consumer markets. We operate in five segments: minerals and materials, environmental, oilfield services, transportation and corporate. Our minerals and materials segment mines, processes and distributes minerals and products with similar applications for use in various industrial and consumer markets, including metalcasting, pet care, laundry care, and drilling industries. Additionally, this segment develops and manufactures synthetic materials principally for personal care applications. Our environmental segment manufactures and distributes products and provides related services for use as moisture and vapor barriers in commercial construction, landfills and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and natural gas industry. Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company. Approximately 77% and 100% of the revenue elimination in the six months ended June 30, 2011 and 2010, respectively, and 74% and 100% of the revenue elimination in the three months ended June 30, 2011 and 2010, respectively, represents elimination of shipping revenues between our transportation segment and its domestic sister companies. The composition of our revenues by segment is as follows:

	Six Months Ended June 30,
	2011	2010
Minerals and materials	50%	52%
Environmental	29%	26%
Oilfield services	19%	18%
Transportation	6%	6%
Intersegment sales	-4%	-2%

	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2010, is unaudited. The condensed consolidated balance sheet as of December 31, 2010 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2010. The information furnished herein includes all adjustments that are, in our opinion, necessary

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

for a fair presentation of our results of operations and cash flows for the interim periods ended June 30, 2011 and 2010, and our financial position as of June 30, 2011, and all such adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recently Issued Accounting Pronouncements

Accounting pronouncements that have not yet become effective with respect to our consolidated financial statements are detailed as follows, together with our assessment of the potential impact they may have on our consolidated financial statements.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, codified in Accounting Standard Codification (“ASC”) Topic 220 – Comprehensive Income. The objective of this ASU is to increase the prominence of items reported in other comprehensive income (“OCI”). This ASU requires presentation of items of net income, items of OCI and total comprehensive income either in one continuous statement or two separate but consecutive statements. It also requires any reclassification adjustments between OCI and net income to be presented separately on the face of the financial statements. This ASU is not expected to have a material impact on our financial statements when we adopt it on January 1, 2012.

In May 2011, the FASB issued ASU 2011-04, codified in ASC Topic 820 – Fair Value Measurements. This ASU includes amendments that clarify the intent about the application of existing fair value measurement requirements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant inputs. This ASU is not expected to have a material impact on our financial statements when we adopt it on January 1, 2012.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	31,611,265	31,091,659	31,706,082	31,141,368
Dilutive impact of stock based compensation	487,247	375,680	499,683	373,522

Weighted average number of common and common equivalent shares outstanding for the period	32,098,512	31,467,339	32,205,765	31,514,890

Number of common shares outstanding at the end of the period	31,645,359	31,034,171	31,645,359	31,034,171

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	175,614	554,056	230,665	610,295

Note 3:        ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at June 30, 2011 and December 31, 2010 are comprised of the following components:

	June 30, 2011	December 31, 2010
Crude stockpile inventories	$41,850	$35,308
In-process and finished goods inventories	56,038	47,510
Other raw material, container, and supplies inventories	22,391	24,697

	$120,279	$107,515

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

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$7,529	$6,584
Settlement of obligations	(1,267)	(692)
Liabilities incurred and accretion expense	2,022	906
Foreign currency	(28)	(24)

Balance at end of period	$8,256	$6,774

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

	June 30, 2011	December 31, 2010
Unrealized gain on avaliable-for-sale securities	$5,254	$12,869
Tax expense	-	1,022

Unrealized gain on avaliable-for-sale securities, net of tax expense	$5,254	$11,847

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

The following summaries set forth certain financial information by segment:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net sales:
Minerals and materials	$236,731	$204,085	$119,851	$106,397
Environmental	136,553	103,334	81,220	65,159
Oilfield services	89,581	69,848	44,837	39,644
Transportation	27,454	25,703	14,780	13,583
Intersegment sales	(17,071)	(7,306)	(9,855)	(4,070)

Total	$473,248	$395,664	$250,833	$220,713

Operating profit (loss):
Minerals and materials	$30,870	$30,632	$14,699	$16,326
Environmental	10,502	7,797	8,219	8,014
Oilfield services	8,295	5,781	3,423	4,553
Transportation	1,150	1,210	685	699
Corporate	(10,117)	(10,916)	(4,896)	(5,848)

Total	$40,700	$34,504	$22,130	$23,744

	As of Jun. 30, 2011	As of Dec. 31, 2010
Assets:
Minerals and materials	$403,874	$402,640
Environmental	180,812	160,053
Oilfield services	185,191	173,239
Transportation	4,852	4,071
Corporate	63,912	59,090

Total	$838,641	$799,093

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Depreciation, depletion and amortization:
Minerals and materials	$9,819	$7,772	$5,276	$3,976
Environmental	2,615	2,579	1,330	1,195
Oilfield services	6,122	5,779	3,120	2,855
Transportation	34	20	19	12
Corporate	1,141	872	580	432

Total	$19,731	$17,022	$10,325	$8,470

Capital expenditures:
Minerals and materials	$9,055	$19,070	$6,271	$6,069
Environmental	1,868	955	1,153	502
Oilfield services	12,898	4,906	6,466	2,404
Transportation	154	38	154	1
Corporate	825	970	338	886

Total	$24,800	$25,939	$14,382	$9,862

Research and development (income) expense:
Minerals and materials	$3,140	$2,759	$1,528	$1,436
Environmental	1,050	1,274	562	628
Oilfield services	204	322	145	163
Corporate	(153)	40	33	(41)

Total	$4,241	$4,395	$2,268	$2,186

Note 5:        EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Service cost	$758	$700	$379	$350
Interest cost	1,304	1,246	652	623
Expected return on plan assets	(1,429)	(1,308)	(715)	(654)
Amortization of prior service cost	32	32	16	16

Net periodic benefit cost	$665	$670	$332	$335

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we expect to contribute up to $1,500 to our pension plan in 2011, of which $500 was contributed in the first quarter ended March 31, 2011.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 6:        INCOME TAXES

Our effective tax rate for the six months ended June 30, 2011 and 2010 was 29.2% and 25.8%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions, changes in tax reserves, and differences in local tax rates on the income from our foreign subsidiaries.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Condensed Consolidated Balance Sheet:

Liability Derivatives	Balance Sheet Location	Fair Value as of
		June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(7,218)	$(6,666)

Cash flow hedges

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Interest rate swaps, net of tax	$(350)	$(2,374)	$(807)	$(1,788)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

We use interest rate swaps to manage floating interest rate risk on debt securities. Interest rate differentials are paid or received on these arrangements over the life of the agreements. As of June 30, 2011 and 2010, we had interest rate swaps outstanding which effectively hedge the variable interest rate on $30,000 of our senior notes to a fixed rate of 5.6% per annum and $33,000 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary U.S. dollar exposures are to fluctuations in the Euro, British Pound, Polish Zloty and South African Rand. We also have significant exposure to fluctuations in exchange rates between the British Pound and the Euro as well as between the Polish Zloty and the Euro. When we believe it appropriate, we enter into foreign exchange derivative contracts to mitigate the risk of fluctuations in these foreign currency exchange rates.

We have not designated our foreign currency derivative contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,		Three Months Ended June 30,
		2011	2010	2011	2010

Foreign currency exchange contracts	Other, net	$(1,324)	$(189)	$(215)	$(190)

We did not have any significant foreign exchange derivative instruments outstanding as of June 30, 2011 or December 31, 2010.

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

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 6/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(7,218)	$-	$(7,218)	$-

Available-for-sale securities	6,552	6,552	-	-

Deferred compensation plan assets	8,865	-	8,865	-

Supplementary pension plan assets	8,007	-	8,007	-

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(6,666)	$-	$(6,666)	$-

Available-for-sale securities	14,168	14,168	-	-

Deferred compensation plan assets	8,358	-	8,358	-

Supplementary pension plan assets	7,676	-	7,676	-

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 9:        NONCONTROLLING INTEREST

In January 2011, we acquired the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited, which operates our chromite business, for approximately $5,600.

In February 2011, we sold 26% of our interest in Batlhako Mining Limited (“Batlhako”) to Vengawave (Proprietary) Limited, which is a Black Economic Empowerment enterprise (a “BEE”) in the Republic of South Africa. Batlhako is our subsidiary dedicated strictly to mining chrome sand and selling it to one of our other subsidiaries for further processing and sale to the end customer. South African law requires that we have a BEE as a partner in the mining operations and this transaction was consummated to comply with those regulations.

Following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders.

Six Months Ended June 30, 2011
Net income attributable to AMCOL shareholders	$25,990
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in South Africa (Proprietary) Limited	(5,189)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	(3,403)

Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$17,398

Note 10:        CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Note 11:        SUBSEQUENT EVENTS

In July 2011, we reached a successful conclusion to our efforts to recover certain expenses previously paid to a vendor serving our South African chrome sand operations. As a result, we will recognize a $1,464 reduction of our cost of sales within our Consolidated Statement of Operations for the three and nine month periods ending September 30, 2011.

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

Sustainable, long-term profitable growth is our primary objective. We employ a number of strategic initiatives to achieve this goal:

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

The following consolidated income statement review and segment analysis discuss the results for the three and six months periods ended June 30, 2011 and the comparable results in the prior year. In each section, a discussion of our consolidated results is presented first, followed by more detailed discussion of performance within our segments.

Three months ended June 30, 2011 vs. June, 2010

Consolidated Income Statement Review

The table below compares our operating results for the quarters ended June 30, 2011 and 2010.

Consolidated	Three Months Ended June 30,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$250,833	$220,713	13.6%
Cost of sales	188,039	159,938

Gross profit	62,794	60,775	3.3%
margin %	25.0%	27.5%
General, selling and administrative expenses	40,664	37,031	9.8%

Operating profit	22,130	23,744	-6.8%
margin %	8.8%	10.8%
Other income (expense):
Interest expense, net	(2,802)	(2,334)	20.1%
Other, net	489	330	48.2%

	(2,313)	(2,004)

Income before income taxes and income (loss) from affiliates and joint ventures	19,817	21,740
Income tax expense	5,966	5,519	8.1%
effective tax rate	30.1%	25.4%

Income before income (loss) from affiliates and joint ventures	13,851	16,221
Income (loss) from affiliates and joint ventures	(93)	20	NA

Net income (loss)	13,758	16,241

Net income (loss) attributable to noncontrolling interests	3	92	-96.7%

Net income (loss) attributable to AMCOL shareholders	$13,755	$16,149	-14.8%

Basic earnings per share attributable to AMCOL shareholders	$0.43	$0.52	-17.3%

Diluted earnings per share attributable to AMCOL shareholders	$0.43	$0.51	-15.7%

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

	Organic	Acquisitions	Currency Translation	Total
Minerals and materials	4.7%	0.0%	1.4%	6.1%
Environmental	5.9%	0.0%	1.4%	7.3%
Oilfield services	1.9%	0.0%	0.5%	2.4%
Transportation & intersegment shipping	-2.2%	0.0%	0.0%	-2.2%

Total	10.3%	0.0%	3.3%	13.6%

% of change	75.5%	0.0%	24.5%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	28.1%	8.7%	10.4%	47.2%
Environmental	15.7%	14.5%	1.9%	32.1%
Oilfield services	15.4%	0.9%	1.4%	17.7%
Transportation & intersegment shipping	3.0%	0.0%	0.0%	3.0%

Total - current year’s period	62.2%	24.1%	13.7%	100.0%

Total from prior year’s comparable period	64.8%	21.2%	14.0%	100.0%

Net sales:

Approximately 75.5% of our net sales growth was derived organically with the remainder being driven by favorable foreign currency translation. We continue to experience growth in our metalcasting markets due to new products and strong demand resulting from increased production of automobiles and heavy equipment and machinery worldwide. Net sales increased in each of our segments with the majority of the increase occurring in our Environmental segment. Growth in our European Environmental segment and our South African chrome sand operations in Minerals and Materials segment helped increase the concentration of our sales from the EMEA region as compared to the prior year’s period.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above. However, gross margins decreased overall with each segment experiencing a decrease in gross margins as discussed later herein.

Selling, general & administrative expenses (SG&A):

SG&A expenses increased overall due to increases in employee compensation and related costs. Unfavorable foreign currency exchange rate movements accounted for approximately 28.6% of the increase.

Operating profit:

Operating profit decreased as the increase in our SG&A expenses exceeded the increase in our gross profits. Again, the decrease in gross margins across all segments primarily accounts for the decrease in operating profit and operating profit margin as SG&A expenses as a percentage of net sales actually decreased as compared to the prior year’s period.

Income tax expense:

We provide for income taxes each quarter based on our estimate of expected, annual pre-tax income in each business worldwide and the statutory tax rates for each of those businesses. Our effective tax rate increased 470 basis points to 30.1% due to changes in our expected distribution of income between foreign and domestic businesses. In 2011, we are expecting our pre-tax income to be more heavily concentrated in our domestic businesses than in previous years.

Net income attributable to AMCOL shareholders:

Net income decreased due to the decrease in operating profit coupled with the increase in our effective tax rate, as previously mentioned.

Diluted earnings per share (EPS):

Diluted EPS decreased commensurate with the decrease in net income. The change in weighted average shares outstanding did not have a material effect on diluted earnings per share.

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

Minerals and Materials	Three Months Ended June 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$119,851	100.0%	$106,397	100.0%	$13,454	12.6%
Cost of sales	92,862	77.5%	79,057	74.3%

Gross profit	26,989	22.5%	27,340	25.7%	(351)	-1.3%
General, selling and administrative expenses	12,290	10.3%	11,014	10.4%	1,276	11.6%

Operating profit	14,699	12.2%	16,326	15.3%	(1,627)	-10.0%

Minerals and Materials Product Line Sales	Three Months Ended June 30,
	2011	2010	% change
	(Dollars in Thousands)
Metalcasting	$64,686	$49,857	29.7%
Specialty materials	26,015	27,055	-3.8%
Pet products	12,998	14,453	-10.1%
Basic minerals	11,498	13,429	-14.4%
Other product lines	4,654	1,603	190.3%

Total	119,851	106,397	12.6%

Increased volumes in our domestic and Asian businesses, especially in our metalcasting markets, along with increased sales of our new chrome sand products accounted for the majority of the increase in net sales. Favorable fluctuations in foreign currency exchange rates comprised approximately 22.3% of the increase in net sales. Our metalcasting product line, which includes chrome sand sales to foundry customers, continue to experience an increase in demand due to growth in demand for automobile and heavy equipment castings at our customers.

Gross profits decreased slightly while gross profit margins decreased significantly. The decrease in margins occurred in our Asian and domestic businesses, which experienced increased manufacturing costs. Our start up chrome sand operations, which began late in the second quarter of 2010, also contributed to the decreased margins as these operations suffer from low production yield and throughput. Our chrome sand operations negatively impacted our gross margin by 160 basis points and 80 basis points in the three months ended June 30, 2011 and 2010, respectively.

SG&A expenses increased due to employee and employee related expenses. The growth in SG&A expenses combined with the lower gross profits account for the decrease in operating profits and operating profit margins. Our chrome sand operations negatively impacted our operating margin by 190 basis points and 130 basis points in the three months ended June 30, 2011 and 2010, respectively.

Environmental Segment

Environmental	Three Months Ended June 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$81,220	100.0%	$65,159	100.0%	$16,061	24.6%
Cost of sales	58,642	72.2%	45,037	69.1%

Gross profit	22,578	27.8%	20,122	30.9%	2,456	12.2%
General, selling and administrative expenses	14,359	17.7%	12,108	18.6%	2,251	18.6%

Operating profit	8,219	10.1%	8,014	12.3%	205	2.6%

Environmental Product Line Sales	Three Months Ended June 30,
	2011	2010	% change
	(Dollars in Thousands)
Lining technologies	$32,621	$35,022	-6.9%
Building materials	21,159	13,540	56.3%
Contracting services	18,980	10,425	82.1%
Drilling products	8,460	6,172	37.1%

Total	81,220	65,159	24.6%

Organic demand for our environmental products increased over the prior year period, when the recession was more pronounced in the commercial construction market. Approximately 19.8% of the increase in net sales was derived from fluctuations in foreign currency exchange rates used to translate results of our international businesses. Excluding favorable fluctuations in foreign currency exchange rates, operating profits decreased due to decreased operating profit margins.

Our contracting services business, especially in the U.S., experienced significant revenue growth due to its ability to win larger contracts in addition to the economic recession that existed in the prior year’s period; however, these projects generated minimal operating profits. Our building materials business also experienced increased revenues due in part to increased success of new product introductions. Our lining technologies business continues to experience increased competition worldwide.

The increase in gross profits results from the increased sales levels. Gross margins, however, decreased due to increased competition in our lining technologies business and a greater concentration (23.4% versus 16.0%) of revenues in our lower margin, contracting services businesses. Increased production and raw material costs, especially in resins, also contributed to the decrease in gross margins.

Approximately 77.2% of the increase in SG&A expenses occurred in our European operations due to expansion of our revenue base into new geographic markets and fluctuations in foreign currency exchange rates.

Oilfield Services Segment

Oilfield Services	Three Months Ended June 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$44,837	100.0%	$39,644	100.0%	$5,193	13.1%
Cost of sales	33,372	74.4%	27,874	70.3%

Gross profit	11,465	25.6%	11,770	29.7%	(305)	-2.6%
General, selling and administrative expenses	8,042	17.9%	7,217	18.2%	825	11.4%

Operating profit	3,423	7.7%	4,553	11.5%	(1,130)	-24.8%

The majority of the revenue increase was due to greater demand for our domestic coiled tubing services due to growth in our onshore services in oil and gas bearing shale formations. Although we experienced growth in several other service lines, we also experienced decreased revenues in our filtration services, which suffer from lack of demand resulting from a slow-down in permits being granted for offshore drilling in the Gulf of Mexico.

Although revenues increased, the mix of services comprising these revenues changed significantly and account for the decrease in gross profits and gross profit margins. Our revenues were more concentrated in lower margin, onshore work as opposed to higher margin, offshore work; the decrease in revenues within our filtration services accounts for a significant portion of the decrease in gross profits and gross profit margins.

SG&A expenses increased due to increased compensation, benefits, and employee related expenses. The changes in operating profits and related margin followed from the changes in gross profits and gross profit margin.

Transportation Segment

Transportation	Three Months Ended June 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$14,780	100.0%	$13,583	100.0%	$1,197	8.8%
Cost of sales	13,140	88.9%	12,040	88.6%

Gross profit	1,640	11.1%	1,543	11.4%	97	6.3%
General, selling and administrative expenses	955	6.5%	844	6.2%	111	13.2%

Operating profit	685	4.6%	699	5.2%	(14)	-2.0%

Fuel surcharges comprised the increase in revenues. This segment continues to see an increase in services being provided to divisions within our other domestic subsidiaries, principally our metalcasting and pet products divisions; these intercompany revenues are eliminated in the corporate segment.

Corporate Segment

Corporate	Three Months Ended June 30,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands)
Intersegment sales	$(9,855)	$(4,070)	(5,785)
Intersegment cost of sales	(9,977)	(4,070)

Gross profit (loss)	122	-	122
General, selling and administrative expenses	5,018	5,848	(830)	-14.2%

Operating loss	(4,896)	(5,848)	952	-16.3%

Intersegment sales are eliminated in our corporate segment. These are most notably sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments. Eliminations of intersegment sales and cost of sales have increased along with increased growth in each segment.

Corporate SG&A expenses decreased due to decreased employee benefit related expenses.

Six Months Ended June 30, 2011 vs. June, 2010

Consolidated Income Statement Review

The table below compares our operating results for the periods ended June 30, 2011 and 2010.

Consolidated	Six Months Ended June 30,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands, Except Per Share Amounts)
Net sales	$473,248	$395,664	19.6%
Cost of sales	352,334	290,342

Gross profit	120,914	105,322	14.8%
margin %	25.5%	26.6%
General, selling and administrative expenses	80,214	70,818	13.3%

Operating profit	40,700	34,504	18.0%
margin %	8.6%	8.7%
Other income (expense):
Interest expense, net	(5,484)	(4,550)	20.5%
Other, net	113	(117)	-196.6%

	(5,371)	(4,667)

Income before income taxes and income (loss) from affiliates and joint ventures	35,329	29,837
Income tax expense	10,331	7,701	34.2%
effective tax rate	29.2%	25.8%

Income before income (loss) from affiliates and joint ventures	24,998	22,136
Income (loss) from affiliates and joint ventures	996	(71)	NA

Net income (loss)	25,994	22,065

Net income (loss) attributable to noncontrolling interests	4	(212)	NA

Net income (loss) attributable to AMCOL shareholders	$25,990	$22,277	16.7%

Basic earnings per share attributable to AMCOL shareholders	$0.82	$0.72	13.9%

Diluted earnings per share attributable to AMCOL shareholders	$0.81	$0.71	14.1%

We measure sales fluctuations in three components: organic, acquisitions, and foreign currency translation. Fluctuation due to foreign currency translation is measured as the change in revenues resulting from differences in currency exchange rates between periods. Fluctuation due to acquisitions is measured as the changes in revenues resulting from acquired businesses within the first year (twelve consecutive months) we own them. Any remaining fluctuation is due to organic components. The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	7.2%	0.0%	1.1%	8.3%
Environmental	7.2%	0.2%	1.0%	8.4%
Oilfield services	4.6%	0.0%	0.4%	5.0%
Transportation & intersegment shipping	-2.0%	0.0%	0.0%	-2.0%

Total	17.0%	0.2%	2.5%	19.7%

% of growth	86.4%	1.0%	12.6%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	29.3%	9.7%	10.6%	49.6%
Environmental	14.2%	12.6%	1.6%	28.4%
Oilfield services	17.0%	0.8%	1.2%	19.0%
Transportation & intersegment shipping	3.0%	0.0%	0.0%	3.0%

Total - current year’s period	63.5%	23.1%	13.4%	100.0%

Total from prior year’s comparable period	65.0%	20.5%	14.5%	100.0%

Net sales:

Net sales increased largely due to organic growth in all segments with our metalcasting, contracting services, coil tubing businesses experiencing the largest growth. Foreign currency translation accounted for 12.6% of the growth. The increase in revenues in our EMEA region results from growth in our South African chrome sand operations, which started late in the second quarter of 2010, and growth in our European businesses within our environmental segment.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above. Gross profit margins decreased in all segments, however. The decreased margins in our Minerals & Materials segment had the largest impact on the overall decrease in gross profit margins as discussed later herein.

Selling, General & administrative expenses (SG&A):

Approximately 14.7% of the increase in SG&A expenses results from fluctuations in foreign currency exchange rates. The majority of the remaining increase is primarily due to expenses associated with our employees, including compensation, benefits and other related costs.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the increase in SG&A expenses. Our overall operating margin remained relatively stable on a year-to-date basis. However, this is due to the significant increase in our operating profit margins in the first quarter of 2011 being offset by decreased margins in the second quarter, both as compared to the prior year’s performance.

Interest expense, net:

Approximately 49.5% of the increase in interest expense, net results from increased interest rates on our variable rate debt. The remaining increase results from increased debt levels to fund our cash needs.

Income from affiliates and joint ventures:

Our affiliates and joint ventures generated increased income as most of the businesses are experiencing growth due to a recovery from the recession that existed in the prior year, especially our Japanese business. In addition, we have experienced reduced losses in our Belgian and Russian joint-ventures, both investments of which were completely written off in the fourth quarter of 2010.

Diluted earnings per share:

Diluted EPS decreased as decreased earnings in the second quarter of 2011 were larger than the increased earnings in the first quarter, both as compared to the prior year’s period. The change in weighted average shares outstanding accounted for $0.02 per share of the decrease in EPS in the six months ending June 30, 2011.

Furthermore, our chrome sand operations have generated losses of approximately $0.05 per share through the six months ending June 30, 2011. For the last six months of 2011, we expect these operations to lose between $0.08 and $0.12 per share. This excludes a $0.05 per share contingent gain we expect to record in the third quarter of 2011 relating to the recovery of certain expenses as discussed more fully in Note 11 of our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. Thus, we expect to lose between $0.08 and $0.12 per share for the full year of 2011.

Year-to-Date Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

Minerals and Materials	Six Months Ended June 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$236,731	100.0%	$204,085	100.0%	$32,646	16.0%
Cost of sales	181,281	76.6%	152,535	74.7%

Gross profit	55,450	23.4%	51,550	25.3%	3,900	7.6%
General, selling and administrative expenses	24,580	10.4%	20,918	10.2%	3,662	17.5%

Operating profit	30,870	13.0%	30,632	15.1%	238	0.8%

Minerals and Materials Product Line Sales	Six Months Ended June 30,
	2011	2010	% change
	(Dollars in Thousands)
Metalcasting	$124,838	$94,197	32.5%
Specialty materials	52,036	52,863	-1.6%
Pet products	28,069	30,891	-9.1%
Basic minerals	23,040	22,775	1.2%
Other product lines	8,748	3,359	160.4%

Total	236,731	204,085	16.0%

Increased volumes in metalcasting products accounted for 93.9% of the increase in revenues due to increased demand for automobile and heavy equipment castings. Our metalcasting revenues are earned in all our geographic regions, including South Africa where our chrome sand operations started generating revenues late in the second quarter of 2010.

Gross profits increased due to the increased sales, however gross profit margins decreased due to the distribution of these sales and cost increases. A significant portion of the increase in sales in 2011 were driven by the increase in sales from our chrome sand operations; these sales continue to generate minimal gross profits as we experience significant yield losses and low throughput at the start-up manufacturing plant in South Africa. Our domestic operations also increased manufacturing costs.

SG&A expenses increased due to increased employee compensation and employee benefits expenses. However, these expenses also increased as the prior year’s period includes increased gains on sales of fixed assets and insurance proceeds recovered for losses incurred in prior periods.

Environmental Segment

Environmental	Six Months Ended June 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$136,553	100.0%	$103,334	100.0%	$33,219	32.1%
Cost of sales	97,919	71.7%	72,216	69.9%

Gross profit	38,634	28.3%	31,118	30.1%	7,516	24.2%
General, selling and administrative expenses	28,132	20.6%	23,321	22.6%	4,811	20.6%

Operating profit (loss)	10,502	7.7%	7,797	7.5%	2,705	34.7%

Environmental Product Line Sales	Six Months Ended June 30,
	2011	2010	% change
	(Dollars in Thousands)
Lining technologies	$53,725	$51,587	4.1%
Building materials	38,215	26,041	46.7%
Contracting services	30,210	14,639	106.4%
Drilling products	14,403	11,067	30.1%

Total	136,553	103,334	32.1%

Net sales increased due to increased demand for our products and services over the prior year, when the recession was more pronounced in the commercial construction market. Our contracting services business has been more successful in winning new construction contracts and our building materials group has also experienced growth due to the introduction of new products.

Gross profits have increased due to the increase in revenues. The decrease in gross profit margins on a year-to-date period results from the decreased gross profit margins generated in the second quarter of 2011. For a further explanation, please refer to the discussion of our Environmental segment’s results for the second quarter of 2011.

SG&A expenses have increased due in large part to increased employee compensation and related expenses in addition to expenses incurred to expand our presence in growing markets in Europe. Overall operating profits and related margins have largely followed the trends in gross profits and gross profit margins.

Oilfield Services Segment

Oilfield Services	Six Months Ended June 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$89,581	100.0%	$69,848	100.0%	$19,733	28.3%
Cost of sales	65,452	73.1%	50,064	71.7%

Gross profit	24,129	26.9%	19,784	28.3%	4,345	22.0%
General, selling and administrative expenses	15,834	17.7%	14,003	20.0%	1,831	13.1%

Operating profit	8,295	9.2%	5,781	8.3%	2,514	43.5%

Our domestic coil tubing and well testing services more than account for the increase in revenues within this segment. Both services have experienced increased revenues due to increased penetration in the oil and gas bearing shale formations in Louisiana and Texas. Our domestic filtration business, on the other hand, has experienced a significant decrease in revenues resulting from decreased customer activity in our more profitable, offshore services due to the lack of drilling permits being granted in the Gulf of Mexico.

Gross profits increased due to the aforementioned increases in sales. Our coil tubing, well testing, and filtration services operations are some of our larger, variable cost structured businesses; thus, the decrease in revenues in our filtration services overshadowed the increased margins in our well testing and coil tubing services, both of which face increased competition as their activities are also more concentrated in onshore activities due to the lack of permitting as discussed above.

SG&A expenses increased due to increased compensation and personnel costs and increased expenses to grow our presence in Texas. The changes in operating profits and related margin followed from the changes in gross profits and gross profit margin.

Transportation Segment

Transportation	Six Months Ended June 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$27,454	100.0%	$25,703	100.0%	$1,751	6.8%
Cost of sales	24,411	88.9%	22,833	88.8%

Gross profit	3,043	11.1%	2,870	11.2%	173	6.0%
General, selling and administrative expenses	1,893	6.9%	1,660	6.5%	233	14.0%

Operating profit	1,150	4.2%	1,210	4.7%	(60)	-5.0%

Fuel surcharges comprised the increase in revenues. However, cost pressures within our logistics services, as opposed to our brokerage services, have increased, leading to a decrease in operating profit.

Corporate Segment

Corporate	Six Months Ended June 30,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands)
Intersegment sales	$(17,071)	$(7,306)	(9,765)
Intersegment cost of sales	(16,729)	(7,306)

Gross profit (loss)	(342)	-	(342)
General, selling and administrative expenses	9,775	10,916	(1,141)	-10.5%

Operating loss	(10,117)	(10,916)	799	-7.3%

Intersegment sales are eliminated in our corporate segment. These are most notably sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments. Eliminations of intersegment sales and cost of sales have increased along with increased growth in each segment.

Corporate SG&A expenses decreased due to decreased employee benefit related expenses.

Balance Sheet Review

In the first six months of 2011, our total assets have increased by $39.5 million. We have increased our overall investments in working capital in response to the growth in sales and overall activity that we have experienced. We have also increased our investments in property, plant and equipment, mostly in our Oilfield Services and Minerals and Materials segments to help grow and maintain those businesses. We have funded these investments mostly through increased cash utilization, as evidenced by the decrease in our cash balance from the prior year end, rather than through increased debt levels as has occurred in the past. We believe our future cash needs will be funded through debt rather than continuing to reduce our cash balance.

Our other current assets decreased as a $5.0 million loan receivable from our South African partner was exchanged as part of the consideration for our purchase of the noncontrolling interest in our chrome sand operations in South Africa. Our available-for-sale securities reflect our equity ownership in Ashapura Minechem Limited, a company listed on the Bombay stock exchange, the value of which has fluctuated as shares trade on that exchange.

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

Cash Flows ($ in millions)	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$13.8	$6.9
Net cash used in investing activities	$(24.4)	$(26.4)
Net cash provided by (used in) financing activities	$0.4	$9.7

Cash flows from operating activities increased from the prior year period due to the increase in net income and non-cash charges. Historically, working capital levels increase in the early and middle parts of the year and then decrease later in the year in conjunction with the seasonality of our business; we do not see a reason why this trend would not continue.

Capital expenditures for the first six months of 2011 and 2010 were $24.8 million and $25.9 million, respectively. In each of these periods, the expenditures include $2.8 million and $13.4, respectively, of expenditures associated with establishing our South African chrome sand mine and processing facilities. In the six months ended June 30, 2011, the majority of our capital expenditures occurred in our Oilfield Services segment (to increase the size of our equipment fleet) and our Minerals & Materials segment (mostly for maintenance capital to ensure stability as the business experiences growth). We expect our capital expenditure levels in 2011 to exceed the levels experienced in recent years, which, if this were to occur, would imply increased spending in the remaining quarters of 2011 as compared to both the prior year periods as well as the amount spent in the six months ended June 30, 2011.

Our cash inflows from financing activities decreased significantly in the current year’s period as borrowings under our debt facilities decreased. Our non-cash working capital as a percentage of sales has decreased as we have more efficiently employed our working capital to fund growth in our business. We also experienced increased cash proceeds from the exercise of stock compensation awards. Year-to-date dividends were $0.36 per share in both periods.

Financial Position ($ in millions)	As at
	June 30, 2011	December 31, 2010
Non-cash working capital	$252.5	$221.8
Goodwill & intangible assets	$111.0	$113.5
Total assets	$838.6	$799.1

Long-term debt	$240.5	$236.2
Other long-term obligations	$50.3	$50.0
Total equity	$414.4	$400.4

Non-cash working capital at June 30, 2011 increased $30.7 million over the amount at December 31, 2010 due to increased working capital required to support the growth in the business, especially in accounts receivable. Given the seasonality of our environmental and oilfield services segments as well as the project nature of some of our services provided in the Oilfield Services segment, working capital needs are typically greater in the second and third quarters of the year. We see no reason why that pattern would not continue.

Long-term debt increased $4.4 million to $240.5 million since our prior year-end, and we reduced our cash balance by $9.3 million to $17.9 million during that time, mainly to fund our increase in capital expenditures. Long-term debt relative to total capitalization did not change significantly as shown in the chart above. We have approximately $121.0 million of borrowing capacity available from our revolving credit facility as of June 30, 2011. We are in compliance with the financial covenants related to the revolving credit facility as of the period covered by this report.

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

For the three-month period ended June 30, 2011, none of our mining operations received written notice from MSHA of (i) an order issued under section 104(b) of the Mine Act; (ii) a citation or order for unwarrantable failure to comply with mandatory health or safety standards under section 104 (d) of the Mine Act; (iii) a flagrant violation under section 110(b)(2) of the Mine Act; (iv) an imminent danger order under section 107(a) of the Mine Act; (v) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of our mine health or safety hazards under section 104(e) of the Mine Act; or (vi) the potential to have such a pattern. For the three-month period ended June 30, 2011, we did not have a fatality.

The table below sets forth by mining complex the total number of citations and/or orders issued during the three-month period ended June 30, 2011 by MSHA to AMCOL and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments.

Mine	Section 104 (1)	Proposed MSHA Assessments (2)
(Amounts are actual, not thousands)
Gascoyne Mine & Mill	2	$11,480
Belle Fourche Mill	-	1,305
Lovell Mill	-	200
Colony West Mill	-	243
Colony East Mill	-	-
Yellowtail Mine	-	-
Belle Fourche / Colony Mine	-	-
Sandy Ridge Mill	-	-

1.	Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which AMCOL and its subsidiaries received a citation from MSHA

2.	Total dollar amount of proposed assessments received from MSHA during the three-month period ended June 30, 2011.

As of June 30, 2011, we have a total of 20 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three-month period ended June 30, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three month period.

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
101

The following information from our Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i)     Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010,

(ii)   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010,

(iii)  Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010,

(iv)  Condensed Consolidated Statements of Changes in Equity for six months ended June 30, 2011 and 2010,

(v)    Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2011 and 2010, and

(vi)  Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	August 09, 2011	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date:	August 09, 2011	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101

The following information from our Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i)     Condensed Consolidated Balance Sheets at June 30, 2011, and December 31, 2010,

(ii)   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010,

(iii)  Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010,

(iv)  Condensed Consolidated Statements of Changes in Equity for six months ended June 30, 2011 and 2010,

(v)    Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2011 and 2010, and

(vi)  Notes to Condensed Consolidated Financial Statements.