Form 10-Q
period 2011-09-30
AMCOL INTERNATIONAL CORP
filed 2011-11-09
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                  September 30, 2011

                                                             or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
(Common stock, $.01 par value)	31,670,314 Shares

AMCOL INTERNATIONAL CORPORATION

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

Item 1:	Financial Statements

ASSETS	September 30, 2011 (unaudited)	December 31, 2010 *
Current assets:
Cash and cash equivalents	$9,345	$27,262
Accounts receivable, net	215,166	193,968
Inventories	133,960	107,515
Prepaid expenses	17,538	12,581
Deferred income taxes	4,420	5,553
Income tax receivable	16,356	8,474
Other	9,683	6,211

Total current assets	406,468	361,564

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	14,191	11,591
Mineral rights	43,096	51,435
Depreciable assets	481,120	454,351

	538,407	517,377
Less: accumulated depreciation and depletion	278,887	256,889

	259,520	260,488

Goodwill	70,174	70,909
Intangible assets, net	37,903	42,590
Investment in and advances to affiliates and joint ventures	24,516	19,056
Available-for-sale securities	4,956	14,168
Deferred income taxes	8,817	7,570
Other assets	21,326	22,748

Total noncurrent assets	427,212	437,529

Total Assets	$833,680	$799,093

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2011 (unaudited)	December 31, 2010 *
Current liabilities:
Accounts payable	$53,048	$53,167
Accrued income taxes	15,201	4,014
Accrued liabilities	61,115	55,294

Total current liabilities	129,364	112,475

Noncurrent liabilities:
Long-term debt	250,394	236,171
Pension liabilities	21,020	21,338
Other long-term liabilities	28,546	28,673

Total noncurrent liabilities	299,960	286,182

Shareholders’ Equity:
Common stock	320	320
Additional paid in capital	92,809	95,074
Retained earnings	311,553	283,189
Accumulated other comprehensive income (loss)	(457)	28,936
Less: Treasury stock	(4,125)	(8,945)

Total AMCOL shareholders’ equity	400,100	398,574

Noncontrolling interest	4,256	1,862

Total equity	404,356	400,436

Total Liabilities and Shareholders’ Equity	$833,680	$799,093

*Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Continuing Operations
Net sales	$708,708	$621,650	$248,044	$228,822
Cost of sales	517,891	458,163	177,054	170,546

Gross profit	190,817	163,487	70,990	58,276
General, selling and administrative expenses	123,354	105,769	43,937	35,604

Operating profit	67,463	57,718	27,053	22,672

Other income (expense):
Interest expense, net	(8,308)	(7,092)	(2,824)	(2,542)
Other, net	83	2,146	(144)	2,191

	(8,225)	(4,946)	(2,968)	(351)

Income before income taxes and income (loss) from affiliates and joint ventures	59,238	52,772	24,085	22,321
Income tax expense	16,935	12,877	6,675	5,219

Income before income (loss) from affiliates and joint ventures	42,303	39,895	17,410	17,102
Income (loss) from affiliates and joint ventures	4,076	266	3,080	337

Income (loss) from continuing operations	46,379	40,161	20,490	17,439

Discontinued Operations
Income (loss) on discontinued operations	(916)	(789)	(1,021)	(132)

Net income (loss)	45,463	39,372	19,469	17,307

Net income (loss) attributable to noncontrolling interests	48	(322)	44	(110)

Net income (loss) attributable to AMCOL shareholders	$45,415	$39,694	$19,425	$17,417

Weighted average common shares outstanding	31,672	31,137	31,800	31,225
Weighted average common and common equivalent shares outstanding	32,128	31,498	32,193	31,565
Earnings per share attributable to Amcol International Corporation shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.46	$1.30	$0.64	$0.56
Discontinued operations	(0.03)	(0.03)	(0.03)	-

Net income	1.43	1.27	0.61	0.56

Diluted earnings (loss) per share:
Continuing operations	$1.44	$1.29	$0.63	$0.55
Discontinued operations	(0.03)	(0.03)	(0.03)	-

Net income	1.41	1.26	0.60	0.55

Amounts attributable to Amcol International Corporation shareholders
Income from continuing operations, net of tax	$46,331	$40,483	$20,446	$17,549
Discontinued operations, net of tax	(916)	(789)	(1,021)	(132)

Net income	45,415	39,694	19,425	17,417

Dividends declared per share	$0.54	$0.54	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Net income (loss)	$45,463	$39,372	$45,415	$39,694	$48	$(322)
Other comprehensive income (loss):
Foreign currency translation adjustment	(20,274)	5,606	(19,627)	5,655	(647)	(49)
Unrealized gain (loss) on available-for-sale securities, net of tax	(8,189)	(4,883)	(8,189)	(4,883)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	(1,652)	(3,662)	(1,652)	(3,662)	-	-
Pension adjustment, net of tax	75	94	75	94	-	-

Comprehensive income (loss)	$15,423	$36,527	$16,022	$36,898	$(599)	$(371)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Net income (loss)	$19,469	$17,307	$19,425	$17,417	$44	$(110)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22,630)	18,508	(21,982)	18,493	(648)	15
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,596)	(4,215)	(1,596)	(4,215)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	(1,302)	(1,288)	(1,302)	(1,288)	-	-
Pension adjustment, net of tax	25	30	25	30	-	-

Comprehensive income (loss)	$(6,034)	$30,342	$(5,430)	$30,437	$(604)	$(95)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2009	$379,772	$275,200	$32,174	$320	$(14,377)	$84,830	$1,625
Net income (loss)	39,372	39,694					(322)
Cash dividends	(16,745)	(16,745)
Issuance of treasury shares pursuant to employee stock compensation plans	5,099				3,769	1,330
Tax benefit from employee stock compensation plans	343					343
Vesting of common stock in connection with employee stock compensation plans	2,462					2,462
Purchase of noncontrolling interest	2,701					2,701
Other comprehensive income (loss)	(2,845)		(2,796)				(49)

Balance at September 30, 2010	410,159	298,149	29,378	320	(10,608)	91,666	1,254

Balance at December 31, 2010	$400,436	$283,189	$28,936	$320	$(8,945)	$95,074	$1,862
Net income (loss)	45,463	45,415					48
Cash dividends	(17,051)	(17,051)
Issuance of treasury shares pursuant to employee stock compensation plans	6,868				4,820	2,048
Tax benefit from employee stock compensation plans	598					598
Vesting of common stock in connection with employee stock compensation plans	3,681					3,681
Purchase of noncontrolling interest	(5,735)					(5,189)	(546)
Sale of subsidiary shares to noncontrolling interest	-		(1,390)			(3,403)	4,793
Deconsolidation of variable interest entity	(1,254)						(1,254)
Other comprehensive income (loss)	(28,650)		(28,003)				(647)

Balance at September 30, 2011	404,356	311,553	(457)	320	(4,125)	92,809	4,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$45,463	$39,372
Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	30,945	26,470
Other non-cash charges	4,044	3,174
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(89,320)	(69,385)
Decrease (increase) in noncurrent assets	1,789	(2,298)
Increase (decrease) in current liabilities	24,894	34,832
Increase (decrease) in noncurrent liabilities	(1,170)	2,999

Net cash provided by (used in) operating activities	16,645	35,164

Cash flow from investing activities:
Capital expenditures	(43,824)	(37,944)
Investments in and advances to affiliates and joint ventures	(1,237)	(2,047)
Proceeds from sale of joint ventures	2,023	-
Other	2,118	1,210

Net cash (used in) investing activities	(40,920)	(38,781)

Cash flow from financing activities:
Net change in outstanding debt	14,891	21,004
Purchase of noncontrolling interest	-	(11,873)
Proceeds from sales of treasury stock	7,000	3,252
Dividends	(17,051)	(16,745)
Excess tax benefits from stock-based compensation	669	394

Net cash provided by (used in) financing activities	5,509	(3,968)

Effect of foreign currency rate changes on cash	849	242

Net increase (decrease) in cash and cash equivalents	(17,917)	(7,343)

Cash and cash equivalents at beginning of period	27,262	27,669

Cash and cash equivalents at end of period	$9,345	$20,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

We, AMCOL International Corporation (the “Company”), are a global company focused on long-term profitable growth through the development and application of minerals and technology products and services to various industrial and consumer markets. We operate in five segments: minerals and materials, environmental, oilfield services, transportation and corporate. Our minerals and materials segment mines, processes and distributes minerals and products with similar applications for use in various industrial and consumer markets, including metalcasting, pet care, laundry care, and drilling industries. Additionally, this segment develops and manufactures synthetic materials principally for personal care applications. Our environmental segment manufactures and distributes products and provides related services for use as moisture and vapor barriers in commercial construction, landfills and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and natural gas industry. Our transportation segment includes both a long-haul trucking business and a freight brokerage business for our domestic subsidiaries as well as third parties. Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company. Approximately 76% and 100% of the revenue elimination in the nine months ended September 31, 2011 and 2010, respectively, and 74% and 100% of the revenue elimination in the three months ended September 30, 2011 and 2010, respectively, represents elimination of shipping revenues between our transportation segment and its domestic sister companies. The composition of our revenues by segment is as follows:

	Nine Months Ended September 30,
	2011	2010
Minerals and materials	51%	51%
Environmental	27%	27%
Oilfield services	20%	18%
Transportation	6%	6%
Intersegment sales	-4%	-2%

	100%	100%

Further discussion of segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2010, is unaudited. The condensed consolidated balance sheet as of December 31, 2010 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2010. The information furnished herein includes all adjustments that are, in our opinion, necessary

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

for a fair presentation of our results of operations and cash flows for the interim periods ended September 30, 2011 and 2010, and our financial position as of September 30, 2011, and all such adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three and nine months ended September 30, 2011. These reclassifications did not have a material impact on our financial statements.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, codified in Accounting Standards Codification (“ASC”) Topic 350 – Intangibles – Goodwill and Other. ASU 2011-08 simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. We do not expect this ASU to have a material impact on our financial statements when we adopt it on January 1, 2012.

In June 2011, the FASB issued ASU 2011-05, codified in ASC Topic 220 – Comprehensive Income. The objective of this ASU is to increase the prominence of items reported in other comprehensive income (“OCI”). This ASU requires presentation of items of net income, items of OCI and total comprehensive income either in one continuous statement or two separate but consecutive statements. It also requires any reclassification adjustments between OCI and net income to be presented separately on the face of the financial statements. We do not expect this ASU to have a material impact on our financial statements when we adopt it on January 1, 2012.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

In May 2011, the FASB issued ASU 2011-04, codified in ASC Topic 820 – Fair Value Measurements. This ASU includes amendments that clarify the intent about the application of existing fair value measurement requirements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant inputs. We do not expect this ASU to have a material impact on our financial statements when we adopt it on January 1, 2012.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	31,671,781	31,136,740	31,799,536	31,225,430
Dilutive impact of stock based compensation	455,777	361,286	393,922	339,698

Weighted average number of common and common equivalent shares outstanding for the period	32,127,558	31,498,026	32,193,458	31,565,128

Number of common shares outstanding at the end of the period	31,666,904	31,100,692	31,666,904	31,100,692

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	186,929	570,259	218,800	511,792

Note 3:        ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at September 30, 2011 and December 31, 2010 are comprised of the following components:

	September 30, 2011	December 31, 2010
Crude stockpile inventories	$41,923	$35,308
In-process and finished goods inventories	67,463	47,510
Other raw material, container, and supplies inventories	24,574	24,697

	$133,960	$107,515

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

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$7,529	$6,584
Settlement of obligations	(2,769)	(1,182)
Liabilities incurred and accretion expense	4,386	1,813
Foreign currency	(345)	56

Balance at end of period	$8,801	$7,271

We own shares of Ashapura Minechem Limited (“Ashapura”), a public company traded on the Bombay Stock Exchange Limited. We include this investment at its fair value within our Condensed Consolidated Balance Sheets with the unrealized gains or losses, resulting from fluctuations in its fair value, as a component of accumulated other comprehensive income within equity. The following table sets forth the gains recorded in accumulated comprehensive income (loss) within equity in our Condensed Consolidated Balance Sheet:

	September 30, 2011	December 31, 2010
Unrealized gain on avaliable-for-sale securities	$3,657	$12,869
Tax expense	-	1,022

Unrealized gain on avaliable-for-sale securities, net of tax expense	$3,657	$11,847

Note 4:        BUSINESS SEGMENT INFORMATION

As previously mentioned, we operate in five segments. Our segments are fairly diverse with respect to the products and services they offer as well as the customers they serve. Accordingly, we organize our segments based on the products provided and industries they serve. We measure segment performance based on operating profit, which is defined as net sales less cost of sales and general, selling and administrative expenses related to a segment’s operations. The costs deducted to arrive at operating profit do not include several items, such as net interest expense or income taxes. Segment assets are those assets used in the operations of that segment. Corporate assets include assets used in the operation of this segment as well as those used by or shared amongst our segments, including cash and cash equivalents, certain fixed assets, assets associated with certain employee benefit plans, and other miscellaneous assets.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

The following tables set forth certain financial information by segment:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Minerals and materials	$360,523	$314,417	$123,792	$110,332
Environmental	193,512	168,242	69,543	67,744
Oilfield services	139,756	111,052	50,175	41,204
Transportation	42,331	39,987	14,877	14,284
Intersegment sales	(27,414)	(12,048)	(10,343)	(4,742)

Total	$708,708	$621,650	$248,044	$228,822

Operating profit (loss):
Minerals and materials	$50,980	$42,973	$20,110	$12,341
Environmental	17,849	17,040	7,637	8,701
Oilfield services	14,082	9,860	5,787	4,079
Transportation	1,920	1,964	770	754
Corporate	(17,368)	(14,119)	(7,251)	(3,203)

Total	$67,463	$57,718	$27,053	$22,672

	As of Sep. 30, 2011	As of Dec. 31, 2010
Assets:
Minerals and materials	$403,582	$402,640
Environmental	170,798	160,053
Oilfield services	192,374	173,239
Transportation	3,877	4,071
Corporate	63,049	59,090

Total	$833,680	$799,093

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Depreciation, depletion and amortization:
Minerals and materials	$15,337	$12,316	$5,518	$4,544
Environmental	4,110	4,017	1,495	1,438
Oilfield services	9,448	8,807	3,326	3,028
Transportation	55	31	21	11
Corporate	1,995	1,299	854	427

Total	$30,945	$26,470	$11,214	$9,448

Capital expenditures:
Minerals and materials	$17,770	$24,367	$8,715	$5,297
Environmental	6,427	2,051	4,559	1,096
Oilfield services	17,796	10,264	4,898	5,358
Transportation	198	52	44	14
Corporate	1,633	1,210	808	240

Total	$43,824	$37,944	$19,024	$12,005

Research and development (income) expense:
Minerals and materials	$4,653	$4,331	$1,513	$1,572
Environmental	1,627	1,870	577	596
Oilfield services	198	510	(6)	188
Corporate	122	(11)	275	(51)

Total	$6,600	$6,700	$2,359	$2,305

Note 5:        EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$1,137	$1,050	$379	$350
Interest cost	1,956	1,869	652	623
Expected return on plan assets	(2,144)	(1,962)	(715)	(654)
Amortization of prior service cost	48	48	16	16

Net periodic benefit cost	$998	$1,005	$333	$335

We expected to contribute $1,500 to our pension plan in 2011, and this was fully contributed in the nine months ended September 30, 2011.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 6:        INCOME TAXES

Our effective tax rate for the nine months ended September 30, 2011 and 2010 was 28.6% and 24.4%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions, changes in tax reserves, differences in local tax rates on the income from our foreign subsidiaries, and the correction of an error in the nine months ended September 30, 2011, which was not material to our financial statements.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2004. In general, the United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all years through 2009.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Condensed Consolidated Balance Sheet:

Liability Derivatives	Balance Sheet Location	Fair Value as of
		September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(9,271)	$(6,666)

Cash flow hedges

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

Interest rate swaps, net of tax	$(1,652)	$(3,662)	$(1,302)	$(1,288)

We use interest rate swaps to manage floating interest rate risk on debt securities. Interest rate differentials are paid or received on these arrangements over the life of the agreements. As of September 30, 2011 and 2010, we had interest rate swaps outstanding which effectively hedge the variable interest rate on $30,000 of our senior notes to a fixed rate of 5.6% per annum and $33,000 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum plus credit spread.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Our primary U.S. dollar exposures are to fluctuations in the British Pound, Euro, Polish Zloty and South African Rand. We also have significant exposure to fluctuations in exchange rates between the British Pound and the Euro as well as between the Polish Zloty and the Euro. When we believe it appropriate, we enter into foreign exchange derivative contracts to mitigate the risk of fluctuations in these foreign currency exchange rates.

We have not designated our foreign currency derivative contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,		Three Months Ended September 30,
		2011	2010	2011	2010

Foreign currency exchange contracts	Other, net	$(780)	$(347)	$544	$(158)

We did not have any significant foreign exchange derivative instruments outstanding as of September 30, 2011 or December 31, 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 9/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(9,271)	$-	$(9,271)	$-

Available-for-sale securities	4,956	4,956	-	-

Deferred compensation plan assets	8,059	-	8,059	-

Supplementary pension plan assets	7,154	-	7,154	-

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(6,666)	$-	$(6,666)	$-

Available-for-sale securities	14,168	14,168	-	-

Deferred compensation plan assets	8,358	-	8,358	-

Supplementary pension plan assets	7,676	-	7,676	-

Interest rate swaps are valued using discounted cash flows. The key input used is the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap. Available-for-sale securities are valued using quoted market prices. Deferred compensation and supplemental pension plan assets are valued using quoted prices for similar assets in active markets.

Note 9:        DISCONTINUED OPERATIONS

In September 2011, our environmental segment sold CETCO Contracting Services Company, which comprised our domestic contracting services business. The operations of this business for current and prior periods, including the loss on the sale of $143, have been reclassified and are recorded net of income tax within Income (loss) on discontinued operations within our Condensed Consolidated Statements of Operations.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

Note 10:        NONCONTROLLING INTEREST

In January 2011, we acquired the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited, a part of our chromite business, for approximately $5,600.

In February 2011, we sold 26% of our interest in Batlhako Mining Limited (“Batlhako”) to Vengawave (Proprietary) Limited, which is a Black Economic Empowerment enterprise (a “BEE”) in the Republic of South Africa. Batlhako is our subsidiary dedicated strictly to mining chromite ore and selling it to one of our other subsidiaries for further processing and sale to the end customer. South African law requires that we have a BEE as a partner in the mining operations and this transaction was consummated to comply with those regulations.

The following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders:

Nine Months Ended September 30, 2011
Net income attributable to AMCOL shareholders	$45,415
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in South Africa (Proprietary) Limited	(5,189)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	(3,403)

Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$36,823

Note 11:        CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business. As our businesses continue to grow, especially in our oilfield services segment, we expect these lawsuits and claims to increase. However, we do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

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

The principal mineral that we utilize to generate revenue is bentonite. We own or lease bentonite reserves in the U.S., Australia, China and Turkey. Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, and Mexico. We also market and develop applications for other minerals, including chromite ore from our mine in South Africa.

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

The following consolidated income statement review and segment analysis discuss the results for the three and nine month periods ended September 30, 2011 and the comparable results in the prior year. In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments.

Three months ended September 30, 2011 vs. September 30, 2010

Consolidated Income Statement Review

The table below compares our operating results for the quarters ended September 30, 2011 and 2010.

Consolidated	Three Months Ended September 30,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands, Except Per Share Amounts)
Continuing operations
Net sales	$248,044	$228,822	8.4%
Cost of sales	177,054	170,546

Gross profit	70,990	58,276	21.8%
margin %	28.6%	25.5%
General, selling and administrative expenses	43,937	35,604	23.4%

Operating profit	27,053	22,672	19.3%
margin %	10.9%	9.9%
Other income (expense):
Interest expense, net	(2,824)	(2,542)	11.1%
Other, net	(144)	2,191	-106.6%

	(2,968)	(351)

Income before income taxes and income (loss) from affiliates and joint ventures	24,085	22,321
Income tax expense	6,675	5,219	27.9%
effective tax rate	27.7%	23.4%

Income before income (loss) from affiliates and joint ventures	17,410	17,102
Income (loss) from affiliates and joint ventures	3,080	337	813.9%

Income (loss) from continuing operations	20,490	17,439

Discontinued operations
Income (loss) on discontinued operations	(1,021)	(132)	673.5%

Net income (loss)	19,469	17,307

Net income (loss) attributable to noncontrolling interests	44	(110)	-140.0%

Net income (loss) attributable to AMCOL shareholders	$19,425	$17,417	11.5%

Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share:
Continuing operations	$0.64	$0.56	14.3%
Discontinued operations	(0.03)	-	NA

Net income	0.61	0.56	8.9%

Diluted earnings (loss) per share
Continuing operations	$0.63	$0.55	14.5%
Discontinued operations	(0.03)	-	NA

Net income	$0.60	$0.55	9.1%

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

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	5.2%	0.0%	0.7%	5.9%
Environmental	-0.2%	0.0%	1.0%	0.8%
Oilfield services	3.4%	0.0%	0.5%	3.9%
Transportation & intersegment shipping	-2.2%	0.0%	0.0%	-2.2%

Total	6.2%	0.0%	2.2%	8.4%

% of change	73.7%	0.0%	26.3%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	29.6%	9.5%	10.2%	49.3%
Environmental	12.5%	13.7%	1.5%	27.7%
Oilfield services	17.3%	1.0%	1.8%	20.1%
Transportation & intersegment shipping	2.9%	0.0%	0.0%	2.9%

Total - current year’s period	62.3%	24.2%	13.5%	100.0%

Total from prior year’s comparable period	62.8%	22.4%	14.8%	100.0%

Net sales:

Approximately 73.7% of our net sales growth was derived organically with the remainder being driven by favorable foreign currency translation. Net sales increased in each of our segments with the majority of the increase occurring in our minerals and materials and oilfield services segments, largely due to growth in our metalcasting markets and coiled tubing services respectively. Growth in our environmental segment within Europe and our South African chromite operations in our minerals and materials segment helped increase sales from the EMEA region as compared to the prior year’s period.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above. Gross margins increased nicely across our segments, driving a 310 basis point increase in gross margin. Our minerals and materials segment increased its margins by 450 basis points and helped drive the overall increase.

Selling, general and administrative expenses (SG&A):

SG&A expenses increased across all segments. While each segment has its individual increases, the largest contributor overall is increased compensation and benefits cost as well as expenses, such as commissions, that generally increase with increased sales and profitability levels.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the increase in SG&A expenses. Our operating margin increased by 100 basis points as some of the improvement in gross margin was offset by the growth in SG&A expenses.

Other income (expense), net:

Other income (expense), net decreased significantly, and is primarily comprised of gains and losses on foreign currency transactions as well as financial derivatives. We use financial derivatives to reduce the volatility resulting from fluctuations in foreign currency exchange rates on our net monetary assets. Thus, the decrease in Other income (expense), net results from improved management of these exposures.

Income tax expense:

Our income tax expense and effective tax rate increased in the quarter due to differences in discrete items recorded in each of the two quarters. The prior year’s quarterly effective tax rate was unusually low given the amount of favorable, discrete items recorded in that quarter.

Income from affiliates and joint ventures:

Income from affiliates and joint ventures increased $2.7 million due to a $2.1 million gain we recorded on the sale of our Belgian joint venture. In the third quarter of 2011, we also sold our interest in our Cypriot joint venture, whose operations were mainly in Russia, for neither a gain nor a loss; in Q3 2010, our Cypriot joint venture generated losses of $0.4 million.

Discontinued operations:

In September 2011, we sold our equity interest in CETCO Contracting Services Company at an immaterial loss. These operations comprised our domestic contracting services business within our environmental segment. We have presented the results of this operation as discontinued operations in all periods presented within this Form 10-Q.

Diluted earnings per share from continuing operations:

Diluted earnings per share from continuing operations increased in the quarter due to increased net income from continuing operations. Our weighted average shares outstanding increased, thereby causing diluted earnings per share from continuing operations to be $0.02 per share lower than would have otherwise been the case.

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

Minerals and Materials	Three Months Ended September 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$123,792	100.0%	$110,332	100.0%	$13,460	12.2%
Cost of sales	91,317	73.8%	86,383	78.3%

Gross profit	32,475	26.2%	23,949	21.7%	8,526	35.6%
General, selling and administrative expenses	12,365	10.0%	11,608	10.5%	757	6.5%

Operating profit	20,110	16.2%	12,341	11.2%	7,769	63.0%

Minerals and Materials Product Line Sales	Three Months Ended September 30,
	2011	2010	% change
	(Dollars in Thousands)
Metalcasting	$65,931	$53,632	22.9%
Specialty materials	25,533	27,211	-6.2%
Pet products	14,168	15,848	-10.6%
Basic minerals	14,487	12,015	20.6%
Other product lines	3,673	1,626	125.9%

Total	123,792	110,332	12.2%

Increased volumes in our domestic businesses, especially in our metalcasting markets, along with increased sales of our new chromite products accounted for the majority of the increase in net sales. Our metalcasting product line, which includes chromite sales to foundry customers, continues to experience an increase in demand due to growth in demand for automobile and heavy equipment castings.

Both gross profit and gross margin increased significantly. Our gross profit results for the third quarter of 2010 included significant expenses in our personal care products group related to operational issues which we have corrected. The absence of such expenses in the third quarter of 2011 accounts for nearly two thirds of the increase in gross margin. The current quarter’s gross profit and gross margin also includes a one-time, $1.5 million improvement from the recovery of certain mining costs in our chromite operations, which accounted for about a quarter of the improvement in gross margin.

SG&A expenses increased due to increased employee levels and employee benefit costs. However, this segment generated operating leverage on its increased sales, thereby increasing operating profit and operating margin.

Environmental Segment

Environmental	Three Months Ended September 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$69,543	100.0%	$67,744	100.0%	$1,799	2.7%
Cost of sales	47,980	69.0%	47,002	69.4%

Gross profit	21,563	31.0%	20,742	30.6%	821	4.0%
General, selling and administrative expenses	13,926	20.0%	12,041	17.8%	1,885	15.7%

Operating profit	7,637	11.0%	8,701	12.8%	(1,064)	-12.2%

Environmental Product Line Sales	Three Months Ended September 30,
	2011	2010	% change
	(Dollars in Thousands)
Lining technologies	$29,262	$33,407	-12.4%
Building materials	20,653	15,822	30.5%
Contracting services	11,060	11,519	-4.0%
Drilling products	8,568	6,996	22.5%

Total	69,543	67,744	2.7%

In the third quarter of 2011, we sold our equity interest in CETCO Contracting Services Company at an immaterial loss. These operations comprised our domestic contracting services business within our environmental segment. We have presented the results of this operation as discontinued operations in all periods presented within this Form 10-Q, and thus the results of this operation are excluded from the amounts presented in the two preceding tables.

Favorable foreign exchange rate movements accounted for the increase in revenues in the quarter. Our domestic lining technologies product line experienced a decrease in sales during the quarter largely due to weather related issues, such as the hurricane that occurred on the East coast. Our building materials product line sales increased from new products and competitive offerings.

Gross profits and gross margin increased slightly. However, SG&A expenses increased more rapidly than sales. Approximately 18.2% of the SG&A increase results from foreign currency exchange rate movements. The remaining increase is driven by a large bad debt expense in our European contracting services business related to a customer bankruptcy in the quarter. The growth in SG&A expenses was the primary driver of the decrease in operating profits and operating margin.

Oilfield Services Segment

Oilfield Services	Three Months Ended September 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$50,175	100.0%	$41,204	100.0%	$8,971	21.8%
Cost of sales	34,798	69.4%	29,249	71.0%

Gross profit	15,377	30.6%	11,955	29.0%	3,422	28.6%
General, selling and administrative expenses	9,590	19.1%	7,876	19.1%	1,714	21.8%

Operating profit	5,787	11.5%	4,079	9.9%	1,708	41.9%

The majority of the revenue increase was due to greater demand for our domestic coiled tubing services due to growth in our onshore services in oil and gas bearing shale formations. However, we did see noteworthy increases in sales of our pipeline and well test services, which are benefitting from increased work in the shale regions as well as increased prices for oil. Revenues in our filtration services declined due to the lack of demand resulting from a slow-down in permits being granted for offshore drilling in the Gulf of Mexico.

The fact that revenues increased in some of our more profitable service lines helped increase gross profits and gross margins. SG&A expenses increased due to increased employee compensation benefits, some of which varies with sales levels, and other expenses incurred to support growth and expansion. The changes in operating profits and related margin followed from the changes in gross profits and gross profit margin.

Transportation Segment

Transportation	Three Months Ended September 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$14,877	100.0%	$14,284	100.0%	$593	4.2%
Cost of sales	13,102	88.1%	12,654	88.6%

Gross profit	1,775	11.9%	1,630	11.4%	145	8.9%
General, selling and administrative expenses	1,005	6.8%	876	6.1%	129	14.7%

Operating profit	770	5.1%	754	5.3%	16	2.1%

Fuel surcharges comprised the increase in revenues. This segment continues to see an increase in services being provided to divisions within our other domestic subsidiaries, principally our metalcasting and pet products divisions; these intercompany revenues are eliminated in the corporate segment.

Corporate Segment

Corporate	Three Months Ended September 30,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands)
Intersegment sales	$(10,343)	$(4,742)	(5,601)
Intersegment cost of sales	(10,143)	(4,742)

Gross profit (loss)	(200)	-	(200)
General, selling and administrative expenses	7,051	3,203	3,848	120.1%

Operating loss	(7,251)	(3,203)	(4,048)	126.4%

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

Corporate SG&A expenses increased due to losses incurred on certain investments to fund long-term employee benefit programs resulting from the fluctuations in the value of the underlying securities, in addition to increases in other employee benefits.

Nine Months Ended September 30, 2011 vs. September 30, 2010

Consolidated Income Statement Review

The table below compares our operating results for the periods ended September 30, 2011 and 2010.

Consolidated	Nine Months Ended September 30,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands, Except Per Share Amounts)
Continuing operations
Net sales	$708,708	$621,650	14.0%
Cost of sales	517,891	458,163

Gross profit	190,817	163,487	16.7%
margin %	26.9%	26.3%
General, selling and administrative expenses	123,354	105,769	16.6%

Operating profit	67,463	57,718	16.9%
margin %	9.5%	9.3%
Other income (expense):
Interest expense, net	(8,308)	(7,092)	17.1%
Other, net	83	2,146	-96.1%

	(8,225)	(4,946)

Income before income taxes and income (loss) from affiliates and joint ventures	59,238	52,772
Income tax expense	16,935	12,877	31.5%
effective tax rate	28.6%	24.4%

Income before income (loss) from affiliates and joint ventures	42,303	39,895
Income (loss) from affiliates and joint ventures	4,076	266	1432.3%

Income (loss) from continuing operations	46,379	40,161
Discontinued operations
Income (loss) on discontinued operations	(916)	(789)	16.1%

Net income (loss)	45,463	39,372

Net income (loss) attributable to noncontrolling interests	48	(322)	-114.9%

Net income (loss) attributable to AMCOL shareholders	$45,415	$39,694	14.4%

Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share:
Continuing operations	$1.46	$1.30	12.3%
Discontinued operations	(0.03)	(0.03)	0.0%

Net income	1.43	1.27	12.6%

Diluted earnings (loss) per share
Continuing operations	$1.44	$1.29	11.6%
Discontinued operations	(0.03)	(0.03)	0.0%

Net income	$1.41	$1.26	11.9%

The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	6.4%	0.0%	1.0%	7.4%
Environmental	3.0%	0.1%	1.0%	4.1%
Oilfield services	4.2%	0.0%	0.4%	4.6%
Transportation & intersegment shipping	-2.1%	0.0%	0.0%	-2.1%

Total	11.5%	0.1%	2.4%	14.0%

% of growth	82.1%	0.9%	17.0%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	29.9%	9.8%	10.6%	50.3%
Environmental	12.2%	13.2%	1.6%	27.0%
Oilfield services	17.4%	0.9%	1.4%	19.7%
Transportation & intersegment shipping	3.0%	0.0%	0.0%	3.0%

Total - current year’s period	62.5%	23.9%	13.6%	100.0%

Total from prior year’s comparable period	64.1%	21.2%	14.7%	100.0%

Net sales:

Net sales increased largely due to organic growth in all segments with our metalcasting, coil tubing, and building materials businesses generating the most growth. Foreign currency translation accounted for 17.0% of the growth. The increase in revenues in our EMEA region results from growth in our South African chromite operations, which started late in the second quarter of 2010, and growth in our European businesses within our environmental segment.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above. Gross margin increased as well due to increased profitability in our minerals and materials segment, as discussed later herein.

Selling, general and administrative expenses (SG&A):

Approximately 11.4% of the increase in SG&A expenses results from fluctuations in foreign currency exchange rates. While each segment has its individual increases, the largest contributor is increased compensation and benefits cost as well as expenses, such as commissions, that generally increase with increased sales and profitability levels.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the increase in SG&A expenses. As a result, operating margins increased slightly.

Interest expense, net:

Approximately 63% of the increase in interest expense, net results from increased debt levels to fund our cash needs. The remaining increase results from increased interest rates on our variable rate debt.

Other income (expense), net:

Other income (expense), net decreased significantly, and is primarily comprised of gains and losses on foreign currency transactions as well as financial derivatives. We use financial derivatives to reduce the volatility resulting from fluctuations in foreign currency exchange rates on our net monetary assets. Thus, the decrease in Other income (expense), net results from improved management of these exposures.

Income tax expense:

Our income tax expense and effective tax rate increased in the quarter due to differences in discrete items recorded in each of the year to date periods. The prior year’s year to date effective tax rate was unusually low given the amount of favorable, discrete items recorded in the nine months ended September 30, 2010.

Income from affiliates and joint ventures:

Income from affiliates and joint ventures increased $3.8 million due largely to a $2.1 million gain we recorded on the sale of our Belgian joint-venture, which we sold in 2011. Our Japanese joint-venture also improved its earnings $0.4 million in the current period as compared to the prior year’s nine months due to the economic environment there. In the third quarter of 2011, we sold our interest in our Cypriot joint venture, whose operations were mainly in Russia, at an immaterial loss; in the nine months ended September 30, 2011, this joint-venture reduced its losses by $0.6 million as compared to the prior year’s period.

Discontinued operations:

In the third quarter of 2011, we sold our equity interest in CETCO Contracting Services Company at an immaterial loss. These operations comprised our domestic contracting services business within our environmental segment. We have presented the results of this operation as discontinued operations in all periods presented within this Form 10-Q.

Diluted earnings per share from continuing operations:

Diluted EPS from continuing operations increased in the quarter due to increased net income from continuing operations. Our weighted average shares outstanding increased and depressed diluted earnings per share from continuing operations by $0.03 per share of net income to AMCOL shareholders.

Year-to-Date Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

Minerals and Materials	Nine Months Ended September 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$360,523	100.0%	$314,417	100.0%	$46,106	14.7%
Cost of sales	272,598	75.6%	238,918	76.0%

Gross profit	87,925	24.4%	75,499	24.0%	12,426	16.5%
General, selling and administrative expenses	36,945	10.2%	32,526	10.3%	4,419	13.6%

Operating profit	50,980	14.2%	42,973	13.7%	8,007	18.6%

Minerals and Materials Product Line Sales	Nine Months Ended September 30,
	2011	2010	% change
	(Dollars in Thousands)
Metalcasting	$190,769	$147,829	29.0%
Specialty materials	78,729	80,074	-1.7%
Pet products	42,237	46,739	-9.6%
Basic minerals	37,527	34,790	7.9%
Other product lines	11,261	4,985	125.9%

Total	360,523	314,417	14.7%

Growth in our metalcasting product sales accounted for 93.1% of the increase in revenues due to increased demand for automobile and heavy equipment castings. Our metalcasting revenues are earned in all our geographic regions, including South Africa where our chromite operations started generating revenues late in the second quarter of 2010. Our Other product lines increased due to increased sales of intercompany and non-core segment products, including some of which are ancillary to our environmental segment.

Gross profits increased due to the increased sales. Gross margin benefitted from the lack of expenses associated with operational issues in our personal care business that occurred in 2010. The non-recurring reduction in mining costs in our chromite business of $1.5 million was offset by increased production costs and lower than expected yields on the ore processed in that facility on a year-to-date basis.

SG&A expenses increased due to increased employee compensation and benefits expenses in addition to other expenses incurred to support the sales growth, such as advertising, marketing and travel.

Environmental Segment

Environmental	Nine Months Ended September 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$193,512	100.0%	$168,242	100.0%	$25,270	15.0%
Cost of sales	134,402	69.5%	116,493	69.2%

Gross profit	59,110	30.5%	51,749	30.8%	7,361	14.2%
General, selling and administrative expenses	41,261	21.3%	34,709	20.6%	6,552	18.9%

Operating profit (loss)	17,849	9.2%	17,040	10.2%	809	4.7%

Environmental Product Line Sales	Nine Months Ended September 30,
	2011	2010	% change
	(Dollars in Thousands)
Lining technologies	$82,987	$84,994	-2.4%
Building materials	58,868	41,863	40.6%
Contracting services	28,686	23,322	23.0%
Drilling products	22,971	18,063	27.2%

Total	193,512	168,242	15.0%

Net sales increased due to increased demand for our products and services over the prior year period, when the recession was more pronounced in the commercial construction market. Our building materials group has had significant growth due to the introduction of new products and competitive offerings. Our drilling products sales have increased due to efforts to expand these sales throughout our international markets.

Gross profits increased due to the increase in revenues and gross margin has remained roughly the same. SG&A expenses increased significantly, though, due to costs incurred to increase sales activities, such as new offices and salesmen; increased compensation and benefit costs; and a $1.1 million bad debt expense in the third quarter of 2011 resulting from the bankruptcy of a customer in Europe. The increase in SG&A expenses outpaced growth in sales, leading to a decrease in operating profit margins.

Oilfield Services Segment

Oilfield Services	Nine Months Ended September 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$139,756	100.0%	$111,052	100.0%	$28,704	25.8%
Cost of sales	100,250	71.7%	79,313	71.4%

Gross profit	39,506	28.3%	31,739	28.6%	7,767	24.5%
General, selling and administrative expenses	25,424	18.2%	21,879	19.7%	3,545	16.2%

Operating profit	14,082	10.1%	9,860	8.9%	4,222	42.8%

Our domestic coil tubing services account for the majority of the increase in revenues due to increased penetration into the oil and gas bearing shale regions in Louisiana and Texas. Our foreign operations remained fairly constant as growth in some countries were offset mainly by the expiration of a large contract in Australia. Increased revenues from pipeline and well testing services more than offset decreased revenues from our filtration services, which continues to suffer from depressed offshore activity resulting from decreased permitting activity in the Gulf of Mexico

Gross profits increased due to the aforementioned increases in sales. Although the composition of revenues changed significantly, the distribution between higher margin and lower margin services remained roughly the same, resulting in a relatively static gross margin.

SG&A expenses increased due to increased compensation and benefit costs as well as increased expenses associated with increased sales levels, such as commissions and travel. Operating profits increased due to the increased gross profit and operating margins benefitted from increased operating leverage.

Transportation Segment

Transportation	Nine Months Ended September 30,
	2011		2010		2011 vs. 2010
	(Dollars in Thousands)
Net sales	$42,331	100.0%	$39,987	100.0%	$2,344	5.9%
Cost of sales	37,513	88.6%	35,487	88.7%

Gross profit	4,818	11.4%	4,500	11.3%	318	7.1%
General, selling and administrative expenses	2,898	6.8%	2,536	6.3%	362	14.3%

Operating profit	1,920	4.6%	1,964	5.0%	(44)	-2.2%

Fuel surcharges comprised the increase in revenues. However, cost pressures have increased, leading to a decrease in operating profit.

Corporate Segment

Corporate	Nine Months Ended September 30,
	2011	2010	2011 vs. 2010
	(Dollars in Thousands)
Intersegment sales	$(27,414)	$(12,048)	(15,366)
Intersegment cost of sales	(26,872)	(12,048)

Gross profit (loss)	(542)	-	(542)
General, selling and administrative expenses	16,826	14,119	2,707	19.2%

Operating loss	(17,368)	(14,119)	(3,249)	23.0%

Intersegment sales are eliminated in our corporate segment. These are most notably sales between our transportation segment and our minerals and materials, and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments. Eliminations of intersegment sales and cost of sales have increased along with increased growth in each segment.

Corporate SG&A expenses increased due to increased expenses associated with employee benefit programs and professional services fees.

Balance Sheet Review

In the first nine months of 2011, our total assets increased by $34.6 million. We increased our overall investments in working capital, especially inventory and accounts receivable, to support our revenue growth. We also increased our investments in property, plant and equipment, mostly in our oilfield services and minerals and materials segments, to help grow and maintain those businesses. We funded these investments mainly through increased cash utilization, as evidenced by the decrease in our cash balance from the prior year end, and additional borrowings on our revolving debt facility. We believe our future cash needs will be funded through debt rather than continuing to reduce our cash balance.

Our available-for-sale securities reflect the value of our equity ownership in Ashapura Minechem Limited, a company listed on the Bombay stock exchange, and has fluctuated as shares trade on that exchange.

Our accumulated other comprehensive income decreased $29.4 million, of which $19.6 million relates to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation. Although all foreign subsidiaries are subject to translation adjustments during consolidation, the exchange rates between the U.S. dollar and the Polish zloty, the South African rand, and the Turkish lira have fluctuated significantly, causing the majority of the decrease. The decrease in the value of our available-for-sale securities accounted for an additional $8.2 million decrease in our accumulated other comprehensive income.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, an ability to lease equipment, and borrowings from our revolving credit facility have historically been our sources of funds to provide working capital, make capital expenditures, acquire businesses, repurchase common stock, and pay dividends to shareholders. We believe cash flows from operations and borrowings from our unused and committed credit facility will be adequate to support our current business needs for the foreseeable future. Should the need arise or should we choose to, we may issue additional equity or debt instruments via a shelf registration which became effective with the SEC in January 2010.

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

Cash Flows ($ in millions)	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$16.6	$35.2
Net cash used in investing activities	$(40.9)	$(38.8)
Net cash provided by (used in) financing activities	$5.5	$(4.0)

Cash flows from operating activities decreased from the prior year period due to the increased working capital levels, especially increases in inventory to support our business growth, including the ramp-up of our chromite operations. Historically, working capital levels increase in the early and middle parts of the year and then decrease later in the year in conjunction with the seasonality of our businesses; we do not see a reason why this trend would not continue.

Capital expenditures for the first nine months of 2011 and 2010 were $43.8 million and $37.9 million, respectively. In each of these periods, the expenditures include $5.9 million and $13.6 million, respectively, of expenditures associated with establishing our South African chromite operations. In the nine months ended September 30, 2011, the majority of our capital expenditures occurred in our oilfield services segment (to increase the size of our equipment fleet) and our minerals and materials segment (mostly for maintenance capital to ensure stability as the business experiences growth). We expect our capital expenditures in our fiscal year for 2011 to exceed the levels experienced in recent years.

In September 2010, we purchased the remaining 47% of the noncontrolling South Africa chrome mine for $11.9 million and reflected this transaction in the cash flows from financing activities in the nine months ended September 2010. Year-to-date dividends were $0.54 per share in both periods.

Financial Position ($ in millions)	As at
	September 30, 2011	December 31, 2010
Non-cash working capital	$267.8	$221.8
Goodwill & intangible assets	$108.1	$113.5
Total assets	$833.7	$799.1

Long-term debt	$250.4	$236.2
Other long-term obligations	$49.6	$50.0
Total equity	$404.4	$400.4

Non-cash working capital at September 30, 2011 increased $46.0 million as compared to the amount at December 31, 2010 due to increased working capital required to support the growth in the business, especially increased inventory levels as mentioned previously. Given the seasonality of our environmental and oilfield services segments as well as the project nature of some of our services provided in the oilfield services segment, working capital levels increase in the early and middle parts of the year and then decrease later in the year in conjunction with the seasonality of our business; we do not see a reason why this trend would not continue.

Long-term debt increased $14.2 million to $250.4 million since our prior year-end due to increased financing needs for working capital requirements and capital expenditures. Long-term debt relative to total capitalization increased 110 basis points to 38.2%. We have approximately $109.6 million of borrowing capacity available from our revolving credit facility as of September 30, 2011. We are in compliance with the financial covenants related to the revolving credit facility as of the period covered by this report.

Since the mid 1980’s, we have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content within our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our former and current customers. We are also party to a number of claims and lawsuits in our other businesses, especially in our oilfield services segment given the growth of our services, related to specialized products and services designed to suit the specific needs of our customers. To date, we have not incurred significant costs in defending these matters. We believe we have adequate insurance coverage and do not believe the litigation will have a material adverse impact on our financial position, liquidity or results of operations.

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

For the three-month period ended September 30, 2011, none of our mining operations received written notice from MSHA of (i) an order issued under section 104(b) of the Mine Act; (ii) a citation or order for unwarrantable failure to comply with mandatory health or safety standards under section 104 (d) of the Mine Act; (iii) a flagrant violation under section 110(b)(2) of the Mine Act; (iv) an imminent danger order under section 107(a) of the Mine Act; (v) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of our mine health or safety hazards under section 104(e) of the Mine Act; or (vi) the potential to have such a pattern. For the three-month period ended September 30, 2011, we did not have a fatality.

The table below sets forth by mining complex the total number of citations and/or orders issued during the three-month period ended September 30, 2011 by MSHA to AMCOL and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments.

Mine	Section 104 (1)	Proposed MSHA Assessments (2)
(Amounts are actual, not thousands)
Gascoyne Mine & Mill	-	$ -
Belle Fourche Mill	7	-
Lovell Mill	1	200
Colony West Mill	5	-
Colony East Mill	2	-
Yellowtail Mine	-	-
Belle Fourche / Colony Mine	-	-
Sandy Ridge Mill	-	-

1.	Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Mine Act for which AMCOL and its subsidiaries received a citation from MSHA

2.	Total dollar amount of proposed assessments received from MSHA during the three-month period ended September 30, 2011.

As of September 30, 2011, we have a total of 22 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three-month period ended September 30, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three month period.

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
101

The following information from our Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i)     Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010,

(ii)   Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010,

(iii)  Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010,

(iv)  Condensed Consolidated Statements of Changes in Equity for nine months ended September 30, 2011 and 2010,

(v)    Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2011 and 2010, and

(vi)  Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	November 09, 2011	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date:	November 09, 2011	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
101

The following information from our Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i)     Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010,

(ii)   Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010,

(iii)  Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010,

(iv)  Condensed Consolidated Statements of Changes in Equity for nine months ended September 30, 2011 and 2010,

(v)    Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2011 and 2010, and

(vi)  Notes to Condensed Consolidated Financial Statements.