Form 10-K/A
period 2010-12-31
AMCOL INTERNATIONAL CORP
filed 2011-12-30
CIK 813621

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

AMCOL International Corporation (the “Company” or “AMCOL”) is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) to include in Item 15 the correct audit opinion on the financial statements and related notes of Ashapura Minechem Limited (“Ashapura”), an unconsolidated joint venture, as of March 31, 2009.  Due to a clerical error, an incorrect copy of the Ashapura audit opinion was filed with the Annual Report.  The Ashapura audit opinion is the only part of Item 15 which has been updated, and the full set of financial statements and related notes of Ashapura can be found in the Annual Report, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2011.

In connection with the filing of this Form 10-K/A and pursuant to SEC rules, we are including currently dated certifications of our Chief Executive Officer and Chief Financial Officer.  This Form 10-K/A does not otherwise update or amend any other exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.

Part IV

Item 15.  Exhibits and Financial Statement Schedule

Item 15(a) Index to Financial Statements and Financial Statement Schedule

(2)           Financial Statement Schedules
The following information is included in this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Independent Auditors’ Report for Ashapura

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

Date: December 30, 2011

AMCOL INTERNATIONAL CORPORATION

By:	/s/ Donald W. Pearson
Donald W. Pearson
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

10.13	Form of Indemnification Agreement between the Company and its directors and executive officers (4)
10.14	Employment Agreement effective as of January 1, 2010 by and between Registrant and Michael Johnson* (15)

10.15	Employment Agreement effective as of January 1, 2010 by and between Registrant and Robert Trauger* (15)
10.16	Form of Restricted Stock Award Agreement between Registrant and Gary Castagna and Ryan F. McKendrick* (16)
10.17	Note Purchase Agreement dated as of April 29, 2010 by and among the Registrant and the Lincoln National Life Insurance Company and the Lincoln Life and Annuity Company of New York (17)
10.18	AMCOL International Corporation 2010 Long-Term Incentive Plan* (18)
10.19	AMCOL International Corporation 2010 Cash Incentive Plan* (18)
10.20	Form of Option Award Agreement* (18)
10.21	Form of Annual Cash Award Agreement* (18)
10.22	Transition and Retirement Agreement dated as of November 19, 2010 by and between Registrant and Lawrence E. Washow* (19)
10.23	Performance based Restricted Stock Form Award Agreement * (20)
21	AMCOL International Subsidiary Listing**
23.1	Consent of Independent Registered Public Accounting Firm**
23.2	Consent of Sanghavi & Company**
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the. Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
________________________________

(1)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(3)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on February 13, 2009.
(5)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
(6)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.

(7)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
(9)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(10)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
(11)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on May 23, 2008.
(14)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009.
(15)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.
(17)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.
(18)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.
(19)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2010.
(20)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2011

*Management compensatory plan or arrangement

**Filed with our Form 10-K filed on March 1, 2011