Form 10-K/A
period 2010-12-31
AMCOL INTERNATIONAL CORP
filed 2012-01-31
CIK 813621

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

 Explanatory Note

AMCOL International Corporation (the “Company” or “AMCOL”) is filing this Amendment No. 2 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) to include in Item 15 the correct audit opinion on the financial statements and related notes of Ashapura Minechem Limited (“Ashapura”), an unconsolidated joint venture, as of March 31, 2009.  Due to a clerical error, an incorrect copy of the Ashapura audit opinion was filed with the Annual Report.  Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we are required to include in this Form 10-K/A the complete text of Item 15, including the financial statements and related notes of AMCOL International Corporation and Ashapura.  The Ashapura audit opinion is the only part of Item 15 which has been updated and no changes have been made to the financial statements and related notes of either AMCOL International Corporation or Ashapura.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Unrecognized Tax Benefits

The following table summarizes the activity related to our unrecognized tax benefits:

	2010	2009	2008
Balance at beginning of the year	$359	$5,033	$5,430
Increases related to prior year tax positions	105	120	1,332
Increases related to current year tax positions	-	86	153
Decreases related to the expiration of statute of limitation / settlement of audits	-	(4,880)	(1,882)
Balance at the end of the year	464	359	5,033

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

ASHAPURA MINECHEM LIMITED

CONSOLIDATED CASH FLOW STATEMENT FOR THE YEAR ENDED 31st MARCH 2009

(Indian Rupees in lacs)
		2008-2009		2007-2008 (unaudited)		2006-2007 (unaudited)

A	CASH FLOW FROM OPERATING ACTIVITIES :

	Net Profit Before Tax And Extraordinary Items		(41,755.18)		20,927.81		18,617.65

	Adjustments for -

	Depreciation	2,439.92		914.32		734.75
	Amortization of Expenses	7.55		17.58		63.33
	Amortization of Stock Compensation	(5.71)		(137.89)		101.52
	Exchange Rate Adjustments (net)	508.36		(245.02)		(62.86)
	Loss (Profit) on sale of Fixed Assets	13.46		(2.10)		(3.21)
	Loss (Profit) on sale of Investments	(90.26)		(201.41)		(10.37)
	Provision for Doubtful Debts & Advances	2,205.66		-		-
	Provision for diminution in Investment	44.10		-		-
	Prior Period Adjustments	(90.84)		(0.88)		(73.27)
	Dividend Received	(803.01)		(630.23)		(377.85)
	Interest	2,496.91	6,726.15	1,260.65	975.02	1,133.83	1,505.87
	Operating Profit Before Working Capital Changes		(35,029.04)		21,902.84		20,123.52

	Adjustments for -

	Trade and Other Receivables	10,145.31		(11,183.14)		(9,979.74)
	Inventories	(1,773.50)		(8,221.82)		(1,948.21)
	Trade Payables	18,884.40	27,256.21	7,446.52	(11,958.44)	(5,216.40)	(17,144.35)
			(7,772.83)		9,944.40		2,979.17
	Cash Generated From Operations

	Interest Paid (net)	(2,849.04)		(1,570.00)		(1,356.14)
	Direct Taxes Paid (net)	(1,667.45)	(4,516.49)	(7,069.68)	(8,639.68)	(5,215.15)	(6,571.29)
			(12,289.32)		1,304.72		(3,592.12)
	Cash Flow Before Extra Ordinary Items
	Extra ordinary Items		(52.71)		(31.30)		-
	NET CASH FROM OPERATING ACTIVITIES		(12,342.03)		1,273.42		(3,592.12)

B	CASH FLOW FROM INVESTING ACTIVITIES :

	Purchase of Fixed Assets		(17,613.36)		(12,202.32)		(2,192.60)
	Sale of Fixed Assets		98.83		20.80		5.43
	Sale (Purchase) of Investments (Net)		7,803.40		(638.98)		(12,386.03)
	Interest Received		352.13		309.35		222.31
	Dividend Received		803.01		630.23		377.85
	NET CASH USED IN INVESTING ACTIVITIES		(8,555.98)		(11,880.92)		(13,973.04)

C	CASH FLOW FROM FINANCING ACTIVITIES :

	Proceeds (Repayments) of loans borrowed (net)		30,729.22		12,140.80		3,353.09
	Proceeds from issuance of share capital (including premium)		14.35		650.34		14,383.15
	Proceeds from Share Application Money		-		1.99		-
	Dividend Paid		(1,260.86)		(1,168.51)		(481.64)
	NET CASH USED IN FINANCING ACTIVITIES		29,482.72		11,624.62		17,254.60

	Net Increase in Cash and Cash Equivalents		8,584.70		1,017.12		(310.56)

	Cash And Cash Equivalents as at beginning of the year		5,988.47		4,971.35		5,281.91

	Cash And Cash Equivalents as at end of the year		14,573.16		5,988.47		4,971.35

SCHEDULE – A
		31st MARCH 2008
SHARE CAPITAL	31st MARCH 2009	(unaudited)

Authorised:

110,000,000 equity shares of Rs.2 each	220,000,000	220,000,000

300,000 preference shares of Rs. 100 each	30,000,000	30,000,000
	250,000,000	250,000,000

Issued, Subscribed and Paid up:

78,986,098 (78,968,590) equity shares of Rs.2 each, fully paid up	157,972,196	157,937,180
[of which, 65,543,049 (65,534,295) shares were issued as fully paid up Bonus Shares by capitalizing General Reserve and Securities Premium account]

	157,972,196	157,937,180

SCHEDULE - B			31st MARCH 2008
RESERVES AND SURPLUS	31st MARCH 2009		(unaudited)

Capital Reserve		31,611,461		31,611,461

Securities Premium Account

Balance at the beginning of the year	1,493,220,340		1,507,881,333
Premium received during the year	1,615,813		64,307,597
Capitalized on issue of fully paid-up bonus shares	(17,508)		(78,968,590)
		1,494,818,645		1,493,220,340

Capital Redemption Reserve		390,000		390,000

General Reserve

Balance at the beginning of the year	1,775,220,256		1,510,000,000
Add : incremental transitional adjustments
for employees benefit costs	-		2,611,705
Transferred from Profit & Loss Account	35,000,000	1,810,220,256	262,608,551	1,775,220,256

Foreign Currency Translation Reserve		16,860,157		(33,976,233)

Profit & Loss Account		(810,093,831)		2,117,959,317

		2,543,806,688		5,384,425,141

SCHEDULE - C		31st MARCH 2008
MINORITY INTEREST	31st MARCH 2009	(unaudited)

As per last year	1,180,113	621,343

Share of Profit for the Year	699,030	558,770

	1,879,143	1,180,113

SCHEDULE D			31st MARCH 2008
SECURED LOANS	31st MARCH 2009		(unaudited)

Term Loans

From Financial institutions (Foreign Currency Accounts)	315,647,304		182,988,736
From Financial institutions (Rupee Accounts)	-		67,949,000
From Banks (Foreign Currency Accounts)	1,027,030,051		332,378,800
From Banks (Rupee Accounts)	6,752,252		-
Others (Rupee accounts)	-	1,349,429,607	1,037,845	584,354,381

Working Capital Finance

From Financial institutions (Foreign Currency Accounts)	390,359,648		409,397,744
From Banks (Foreign Currency Accounts)	1,591,366,941		1,579,526,880
From Banks (Ruppee Accounts)	2,373,782,696	4,355,509,285	312,493,355	2,301,417,979

Hire Purchase Finance		9,737,067		9,896,048

		5,714,675,959		2,895,668,408

SCHEDULE - E		31st MARCH 2008
DEFERRED PAYMENT LIABILITIES	31st MARCH 2009	(unaudited)

Sales Tax Deferred Payment Liability	39,123,577	43,795,142

	39,123,577	43,795,142

SCHEDULE - F		31st MARCH 2008
UNSECURED LOANS	31st MARCH 2009	(unaudited)

Inter Corporate Loans	258,585,822	-

	258,585,822	-

SCHEDULE - G
FIXED ASSETS

	Gross Block				Depreciation				Net Block
	As at			As at	Up to	For the	On		As on	As on
Assets	01.04.2008	Additions	Deductions	31.03.2009	31.03.2008	Period	Deduction	Total	31.03.2009	31.03.2008

Land & Land Development	106,424,544	19,273,939	728,980	124,969,503	-	-	-	-	124,969,503	106,424,544
Leasehold Land	78,500	-	-	78,500	-	-	-	-	78,500	78,500
Compensation for premises right	24,434,113	-	-	24,434,113	6,849,426	2,283,142	-	9,132,568	15,301,545	17,584,687
Buildings (including barge berth)	333,260,291	74,502,683	45,400	407,717,574	54,702,452	14,145,496	-	68,847,948	338,869,626	278,557,839
Plant & Machinery	979,175,361	394,105,426	13,024,087	1,360,256,700	304,414,860	79,792,427	5,521,406	378,685,881	981,570,819	674,760,501
Barges	10,759,914	-	3,161,600	7,598,314	8,883,190	304,877	2,818,804	6,369,263	1,229,051	1,876,724
Ships	-	990,680,303	-	990,680,303	-	121,813,025	-	121,813,025	868,867,278	-
Mining Lease	-	47,345,419	-	47,345,419	-	916,803	-	916,803	46,428,616	-
Vehicles	90,847,609	40,665,013	10,895,573	120,617,049	44,225,320	17,362,892	9,891,095	51,697,117	68,919,932	46,622,289
Office Equipment	63,565,813	13,697,628	3,442,633	73,820,808	39,948,183	7,426,177	2,097,116	45,277,244	28,543,564	23,617,630
Furniture & Fixtures	72,077,252	14,140,348	258,829	85,958,771	31,243,263	8,515,044	-	39,758,307	46,200,464	40,833,989
								-	-	-
Total	1,680,623,397	1,594,410,759	31,557,102	3,243,477,054	490,266,694	252,559,883	20,328,421	722,498,156	2,520,978,898	1,190,356,703

Capital work-in-progress	678,861,600	214,619,112	80,661,835	812,818,877				-	812,818,877	678,861,600

PreOperative Expenses	189,088,508	71,398,483	38,430,293	222,056,698	-	-	-	-	222,056,698	189,088,508

Total	2,548,573,505	1,880,428,354	150,649,230	4,278,352,629	490,266,694	252,559,883	20,328,421	722,498,156	3,555,854,473	2,058,306,811

* Rs.8,567,702 are transferred to pre-operative expenses

SCHEDULE - H				31st MARCH 2008
INVESTMENTS		31st MARCH 2009		(unaudited)

Quoted - Long Term (at cost)

3,000 equity shares of Rs.10 each of Bank of India		135,100		135,100

13,817 equity shares of Rs. 10 each of Indian Bank		1,257,347	1,392,447	1,257,347	1,392,447

(Market Value of quoted investments: Rs. 1,801,675)

25,000 equity shares of Rs. 10 each of
Payvin Financial Services Limited		250,000		250,000

500 equity shares of Rs. 10 each of
Bhanot Property & Investment Limited		5,000		5,000

54 shares of Rs. 25 each of
The Navanagar Co Operative Bank Limited		1,350		1,350

52 shares of Rs. 100 each of
The Commercial Co Operative Bank Limited		100		5,100

National Savings Certificates		475,800	732,250	470,800	732,250
(under lien with sales tax/mining authorities)		-

Current Investment :
Investment in Mutual Funds	Units
		-
ABN Amro Fixed Term Plan Series 8		-		110,168,104
ABN Amro Interval Qtly Plan H		-		221,532,065
DBS Chola Fixed Monthly Plan		-		-
DBS Chola FMP Series 6
Birla Sunlife Cash Plus	10,361,686	103,834,622		-
HDFC Liquid Fund	12,543,974	153,786,614
ICICI Prudential Institutional Liquid
Plan - Super Daily Dividend	10,390,708	103,912,277		-
Reliance Liquidity Fund	15,393,819	153,985,863		-
HDFC FMP Series VII		-		200,742,000
J.M. Arbitrage Advantage Fund		-		56,866,155
J.M. Interval Fund Qtly Plan 6		-		110,473,064
LIC MF Floating Rate Fund Collection
LIC MF FMP Series
LIC MF FMP Series 33		-		107,961,595
Prudential ICICI FMP Series
Prudential ICICI Monthly Income Plan
Reliance FHF II-Series ii
Reliance FHF-2 Qty Plan
Reliance Fixed Horizon Fund		-		53,697,000
Reliance Fixed Horizon Fund I
Reliance Fixed Horizon Fund ii Annual Plan		-		58,521,700
Std Chtd FMP Qtly Series 3
Tata Fixed Horizon Fund series 8
Templeton Monthly Income Plan		-		111,021,761
UTI Fixed Monthly plan
			515,519,376	-	1,030,983,444
Investments in Associates		-

1,700,000 Equity Shares of Ringgit 1 each of
Hudson MPA Sdn Bhd, Malaysia
Goodwill on Acquisition		37,662,910		37,662,910
Carrying amount of Investment		10,349,100		10,349,100
Accumulated Share of Profit or (Loss)		(5,730,297)		(5,543,307)
		42,281,713		42,468,703

50,000 Equity Shares of Rs 10 each of
Crystal Nanoclay Private Limited
Goodwill on Acquisition		3,616,261		3,616,261
Carrying amount of Investment		2,683,739		2,683,739
Accumulated Share of Profit or (Loss)		(1,890,000)		(2,602,685)

Provision for diminution in the value of Investment	(4,410,000)		-
	-		3,697,315

1,500,000 Equity Shares of Euro 1 each of
Ashapura Amcol NV, Antwerp
Goodwill / (Capital Reserve) on Acquisition	-		(75,749,388)
Carrying amount of Investment	-		162,707,713
Accumulated Share of Profit or (Loss)	-		(30,817,223)

	-		56,141,102
Ashapura Arcadia Logistic Private Limited
Goodwill / (Capital Reserve) on Acquisition	(7,825,342)		(7,825,342)
Carrying amount of Investment	8,375,342		8,375,342
Accumulated Share of Profit or (Loss)	4,538,137		7,403,377
	5,088,137		7,953,377

Shantilal Multiport Infrastructure Private Limited
Goodwill / (Capital Reserve) on Acquisition	(56,132,162)		(56,132,162)
Carrying amount of Investment	58,632,162		58,632,162
Accumulated Share of Profit or (Loss)	33,398,858		32,538,745
	35,898,858		35,038,745

EMO Ashapura Energy and Minerals Limited	-		191,856,000
		83,268,708		337,155,242
		600,912,781		1,370,263,383

SCHEDULE - I
			31st MARCH 2008
CURRENT ASSETS, LOANS AND ADVANCES	31st MARCH 2009		(unaudited)

Current Assets

Inventories
(as taken, valued and certified by the management)

Finished and Semi-finished Goods *	1,828,499,728		1,667,818,179
Raw Materials	103,733,505		73,423,621
Packing Materials	16,677,829		21,162,243
Stores and Spares	43,547,865	1,992,458,927	52,704,461	1,815,108,504

* includes Rs. 25,492,752 related to pre operative expenses

Sundry Debtors (considered good)
Secured:
Over six months	-		-
Others	9,898,084		809,897,950
	9,898,084		809,897,950
Unsecured:
Over six months	381,419,791		249,865,094
Others	1,307,838,718		1,543,937,882
	1,689,258,509		1,793,802,976
Less : Provision for Doubtful Debts	193,716,077		-
	1,495,542,432	1,505,440,516	1,793,802,976	2,603,700,926

Other Current Assets

Cash on Hand	5,717,355		6,825,122

Balances with scheduled banks :
In Fixed Deposit Accounts	1,217,043,908		381,325,352
Funds in Transit and Cheques on Hand	10,544,631		11,001,821
Margin Money Accounts	195,934		836,012
Current Accounts	222,384,178		197,678,534
Dividend Accounts	1,430,226	1,457,316,232	1,180,378	598,847,219

Total I		4,955,215,675		5,017,656,649

Loans and Advances
(unsecured, considered good)

Advances recoverable in cash or kind or for value to be received		563,675,911		477,338,640
Advance payments of Taxes (net)		288,440,922		188,769,469
Trade Advances to Suppliers	751,679,111		909,236,507
Less : Provision for Doubtful Advances	26,849,440	724,829,671	-	909,236,507
Deposits		65,878,961		104,645,656

Total II		1,642,825,465		1,679,990,272

Total I + II		6,598,041,140		6,697,646,921

SCHEDULE - J
		31st MARCH 2008
CURRENT LIABILITIES AND PROVISIONS	31st MARCH 2009	(unaudited)

Current Liabilities

Sundry Creditors	1,367,835,895	907,983,670
Advances from Customers	55,888,576	12,476,712
Investors Education & Protection Fund :
Unclaimed Dividend	1,466,374	1,202,938
Statutory Liabilities	35,183,946	54,080,121
Interest Accrued but not Due	6,089,564	7,590,807
Loss on Foreign currency Derivatives Payable	1,157,530,854	-
Other Liabilities	781,324,574	539,954,860

	3,405,319,783	1,523,289,108
Provisions

Provision for Bonus	11,939,496	3,161,750
Provision for Leave Encashment	6,833,041	9,568,062
Provision for Gratuity	967,754	337,227
Provision for Taxes (Net of Payments)	-	-
Proposed Dividend	-	126,349,744
Provision for Corporate Dividend Tax	-	21,473,139

	19,740,291	160,889,922

	3,425,060,074	1,684,179,030

SCHEDULE - K
		31st MARCH 2008
MISCELLANEOUS EXPENDITURE NOT WRITTEN OFF	31st MARCH 2009	(unaudited)

Deferred Revenue Expenses	672,028	1,426,903

	672,028	1,426,903

SCHEDULE - L
			2007-2008		2006-2007
SALES AND OPERATIONAL INCOME	2008-2009		(unaudited)		(unaudited)

Sales
Export Sales	6,565,442,816		15,407,767,618		11,579,974,060
Local Sales	2,590,382,104	9,155,824,920	1,835,798,977	17,243,566,595	1,069,531,785	12,649,505,845

Cargo Handling Charges		160,080,686		-		-

Forward Contract Premium		111,146,869		24,892,873		(59,819,873)

Export Incentives and Credits		2,345,403		1,965,399		985,446

Freight Receipts on Sales		47,600,537		60,746,421		133,243,868

Service Tax Refund Claims		37,027,070		-		-

Shipping Operations Income		96,629,049		-		-

Other Operational Income		1,981,263		5,473,859		513,003

		9,612,635,797		17,336,645,147		12,724,428,289

SCHEDULE - M
		2007-2008	2006-2007
OTHER INCOME	2008-2009	(unaudited)	(unaudited)

Dividend Received	80,300,514	63,022,849	37,785,400

Interest Received	35,213,031	30,934,951	22,231,241

Profit on Sale of Assets (net)	-	209,925	321,167

Profit on Sale of Investment (net)	9,025,889	20,140,593	1,037,066

Insurance Claim Received	-	7,143,194	-

Miscellaneous Income	6,892,023	6,583,858	7,261,039

	131,431,457	128,035,370	68,635,913

SCHEDULE - N		2007-2008	2006-2007
CHANGE IN INVENTORY	2008-2009	(unaudited)	(unaudited)

Opening Stock
Finished Goods and Semi-finished Goods	1,667,818,179	896,185,811	720,666,580

Closing Stock
Finished Goods and Semi-finished Goods	1,803,006,976	1,667,818,179	896,185,811

	(135,188,797)	(771,632,368)	(175,519,231)

SCHEDULE – O MATERIALS, MINING, MANUFACTURING AND OTHER OPERATIONAL EXPENSES	2008-2009		2007-2008 (unaudited)		2006-2007 (unaudited)

Materials Consumed
Opening Stock	73,423,621		41,209,140		31,674,342
Purchases and Expenses	326,512,781		988,234,251		513,731,426
	399,936,402		1,029,443,391		545,405,768
Closing Stock	103,733,505	296,202,897	73,423,621	956,019,770	41,209,140	504,196,628

Mining Expenses

Rent and Royalty	113,729,136		63,351,359		88,750,937
Mineral Digging, Carting and
Other Mining Expenses	480,669,589	594,398,725	721,106,318	784,457,677	386,210,332	474,961,269

Manufacturing and Processing Expenses

Packing Materials Consumption and Expenses	92,673,736		84,592,412		71,978,272
Machinery Repairs and Maintenance	29,795,572		21,583,099		24,520,842
Power and Fuel	189,047,362		119,501,131		145,251,482
Carriage Inward	45,513,758		82,677,829		42,819,804
Stores & Spares Consumed	29,750,695		72,398,020		16,661,999
Trial Run Production Expenditure	17,662,523		-		-
Other Expenses	67,613,458	472,057,104	146,752,501	527,504,992	83,634,578	384,866,977

Ship Operating Expenses		169,829,486		-		-

Trading Purchases		2,535,775,962		2,366,550,646		3,574,105,224

		4,068,264,174		4,634,533,085		4,938,130,098

SCHEDULE - P		2007-2008	2006-2007
DIRECT SELLING AND DISTRIBUTION EXPENSES	2008-2009	(unaudited)	(unaudited)

Discount and Rate Difference	1,512,308	7,992,086	4,823,975
Sales Commission	60,891,346	141,230,950	107,949,916
Export Freight and Insurance	2,523,204,844	6,828,424,230	3,169,004,835
Cargo Handling Expenses	111,551,140
Shipment and Other Expenses	1,388,780,666	3,800,874,517	2,272,048,800
Royalty on Sales	4,355,119	3,173,797	3,583,175

	4,090,295,423	10,781,695,580	5,557,410,701

SCHEDULE – Q ADMINISTRATIVE EXPENSES	2008-2009		2007-2008 (unaudited)		2006-2007 (unaudited)

Personnel Costs

Salaries, Wages, Bonus and Other Expenses	227,072,580		157,331,116		118,716,087
Contribution to PF, ESI and other Funds	21,657,578		16,959,392		9,007,272
Employee Stock Option Compensation	-		8,965,537		23,231,813
Staff Welfare & Insurance	13,029,750		10,122,286		-
Directors' Remuneration	9,603,502	271,363,410	13,356,370	206,734,701	14,070,532	165,025,704

Administrative and Other Expenses

Travelling Expenses (including Directors' travelling of Rs.2,486,780 ; previous year Rs.3,112,635)	32,949,236		36,255,753		35,098,134
Rent	29,348,549		9,614,173		5,810,036
Rates and Taxes	3,378,687		3,636,597		2,331,127
Insurance Premiums	4,333,430		4,906,762		4,610,577
Repairs to Buildings and Others	9,430,045		4,571,273		3,983,995
Advertisement and Business Promotion Expenses	8,948,807		10,499,565		10,770,492
Directors' Sitting Fees	164,250		153,500		137,250
Commission to Non-Whole time Directors	200,000		1,000,000		2,000,000
Guarantee Commission to Directors	-		3,048,000		3,159,000
Legal and Professional Fees	81,994,658		55,051,660		32,598,574
Payments to Auditors	4,340,211		4,396,514		2,416,970
Bad Debts and Advances Written Off (net)	76,181,646		37,830,415		1,651,177
Provision for Doubtful Debts & Advances	220,565,517		-		-
Provision for Diminution in Investment in Associates	4,410,000		-		-
Donations	6,098,078		8,854,512		13,861,205
Loss on Sale / Disposal of Assets	1,345,994		-		-
Wealth Tax	-		130,000		135,000
Non-Compete Agreement Deferred Expenses	-		-		2,750,000
Other Deferred Revenue Expenses (Amortization)	537,590		2,625,040		2,707,503
Preliminary Expenses Written Off	8,741		8,742		81,305
General Expenses	142,278,617		135,353,223		111,733,184
		626,514,056		317,935,729		235,835,530

		897,877,466		524,670,430		400,861,234

SCHEDULE - R		2007-2008	2006-2007
INTEREST	2008-2009	(unaudited)	(unaudited)

Working Capital Finance	240,614,432	149,339,174	119,783,573
Term Loans	40,120,628	10,533,932	14,875,788
Others	2,667,963	1,804,811	2,282,056

	283,403,023	161,677,917	136,941,417

SCHEDULE – S

NOTES ON CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31st MARCH 2009

a.	Figures in the brackets are the figures for the previous year, unless otherwise stated.

b.	All the amounts are stated in Indian Rupees, unless otherwise stated.

c.	Previous year’s figures are regrouped and rearranged, wherever necessary.

1	Basis of Presentation of Financial Statements

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

Proportion of
Ownership
Interest as at
31st March 2009
(either directly or
through
subsidiaries)
Subsidiaries:
1	Ashapura International Limited	100.00%
2	Ashapura Claytech Limited	95.25%
3	Bombay Minerals Limited	100.00%
4	Prashansha Ceramics Limited	100.00%
5	Peninsula Property Developers Private Limited	100.00%
6	Sharda Consultancy Private Limited	100.00%
7	Ashapura Consultancy Service Private Limited	100.00%
8	Ashapura Minechem (UAE) FZE	100.00%
9	Ashapura Holdings (UAE) FZE	100.00%
10	Ashapura Maritme FZE	100.00%
11	Asha Prestige Co.	100.00%
12	Ashapura Aluminium Limited	100.00%
13	Ashapura Logistics & Infrastructure Private Limited	100.00%

Joint Ventures:
1	Ashapura Volclay Limited	50.00%
2	Ashapura Volclay Chemicals Private Limited	50.00%
3	Ashapura Amcol NV – Antwerp	50.00%
4	Emo Ashapura Energy and Mining Limited – Nigeria	48.00%
5	Ashapura Al- Zawawi Minerals LLC – Oman	60.00%

Associates:
1	Hudson MPA SDN BHD – Malaysia	25.00%
2	Crystal Nanoclay Private Limited	50.00%
3	Shanitlal Multiport Infrastructure Private Limited	50.00%
4	Ashapura Arcadia Logistic Private Limited	50.00%

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

15.
The proportionate share of assets, liabilities, income and expenses in respect of the Company having interest in the jointly controlled entities, Ashapura Volclay Limited (holding: 50%), Ashapura Volclay Chemicals Pvt. Limited (holding: 50%), Ashapura Al- Zawawi Minerals LLC (holding: 60%), Ashapura Amcol NV (holding: 50%) and Emo Ashapura Energy and Mining Limited (holding: 48%) are as under:

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

F.
Dry Dock Expenses:
The company has incurred overhaul / major repair expense for a ship acquired in 2009. Indian GAAP does not permit capitalization of such expenses; whereas US GAAP allows capitalization of such expenses, which are to be amortized over the expected period of benefit.

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

Date: January 31, 2012

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