Form 10-K
period 2011-12-31
AMCOL INTERNATIONAL CORP
filed 2012-02-29
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐  No  ☒

The aggregate market value of the registrant’s $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $38.16 per share on June 30, 2011, and, for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $957.8 million.

Registrant had 31,857,733 shares of $.01 par value Common Stock outstanding as of February 6, 2012.

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

We operate in five segments: minerals and materials, environmental, oilfield services, transportation and corporate. Our minerals and materials segment mines, processes and distributes minerals and products for use in various industrial and consumer markets, including metalcasting, pet care, laundry care, and drilling industries. Additionally, this segment develops and manufactures synthetic materials principally for personal care applications. Our environmental segment manufactures and distributes products and related services for use as moisture and vapor barriers in commercial construction, landfills and a variety of other industrial and commercial applications. Our oilfield services segment provides both onshore and offshore water treatment filtration, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and natural gas industry. Our transportation segment includes both a long-haul trucking business and a freight brokerage business serving our domestic subsidiaries as well as third parties. Our corporate segment includes the elimination of intersegment revenues as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company.

A significant portion of our minerals and materials and, to a lesser extent, our environmental segments utilize a mineral called bentonite in their products, and we have bentonite reserves located throughout the world. Nicknamed the mineral of a thousand uses, bentonite has several unique characteristics including its ability to bind, swell, adsorb, control rheology, soften fabrics, and have its surface modified through chemical and physical reactions. We also develop applications for other minerals, most significantly chromite; we began acquiring a chromite ore mine in South Africa in 2008 and purchased the remaining interests in this mine in 2011.

We earn revenues from the sales of finished products, provision of services, rental of equipment, and charges for shipping goods and materials to customers. Revenues derived from services are primarily generated in our environmental, oilfield services, and transportation segments, the latter being purely service based.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	Percentage of Net Sales
	2011	2010	2009
Minerals and materials	51%	51%	49%
Environmental	26%	26%	29%
Oilfield services	21%	18%	17%
Transportation	6%	6%	7%
Intersegment sales	-4%	-1%	-2%

	100%	100%	100%

Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of our segments are set forth in our Notes to Consolidated Financial Statements included later herein.

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

In 2009, we purchased a chromite ore mine in South Africa. Chromite ore is located in seams within certain rock formations that can descend over 100 feet below ground. We are particularly interested in mining chromite ore that has physical properties suited for metalcasting applications.

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

Specialty Materials. Our specialty materials products are sold in markets with generally lower volume applications where our material acts as a performance additive. The following are the major markets for such mineral applications:

•

Laundry. We supply high-grade, agglomerated bentonite and other mineral additives used in laundry care products. Bentonite performs as a softening agent in certain powdered-detergent formulations, and it can also act as a carrier for colorants and fragrances. Amongst other things, our laundry care products lower pollution by eliminating phosphates, reduce packaging requirements due to our agglomeration technology which results in a greater density particle, and can lower an end-user’s energy costs in cold wash applications.

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

•

Ferro Alloys. A by-product of our chromite processing operations for foundry products includes a chromite ore which has physical properties suited for use in producing ferrochrome. The ore generally needs to have a chromite content in excess of 42% to meet metallurgical grade specifications. Manufacturers of stainless steel are the primary users of ferrochrome.

Sales and Distribution

In 2011, the top ten customers of the minerals and materials segment accounted for approximately 31% of this segment’s sales worldwide. Approximately 59% of our sales in this segment are generated in the Americas. Metalcasting is our largest product line in the Americas and all of our pet products sales are in this region as well. Our sales in EMEA (Europe, Middle East and Africa) represent approximately 19% of segment sales and are comprised of our laundry care, basic minerals, and chromite products. The Asia-Pacific region represents approximately 22% of segment sales with metalcasting being our largest product line.

This segment sells minerals and materials not only to third party customers but also to other segments, principally our environmental segment. Bentonite is a key material included within several products in our environmental segment, most notably the lining technology products.

A large majority of our sales and distribution is conducted by our own personnel. We have established industry-specialized sales groups staffed with technically oriented salespersons serving each of our major markets. Certain products have networks of distributors and representatives, including companies that warehouse products at strategic locations.

We believe our strong, global market position in the metalcasting industry is largely due to our technical service capabilities and our distribution network. We provide training courses and laboratory testing for customers who use our products and blends in the metalcasting process. Our technical sales personnel provide expertise not only to educate our customers on the bentonite blend properties but also to aid them in producing castings efficiently and productively.

In pet products, we are primarily a private-label producer of cat litter. These products are sold solely in the U.S. from three principal sites from which we package and distribute finished goods. Our transportation segment provides logistics services for the cat litter group, and is a key component of our capability in supplying customers on a national basis.

Serving certain specialty material markets requires considerable technical expertise. In laundry care, we not only supply cost-effective products and additives but also provide product development capabilities to adapt to our customers’ product requirements. We experience similar requirements for our personal care business, which makes use of several patents with various durations.

In drilling fluid additives, we market products, including bentonite, under our own and private-label trade names. At least two drilling fluid service competitors have captive bentonite operations while others are party to long-term bentonite supply agreements. The potential customers for our products, therefore, are generally limited to those service organizations that neither are vertically integrated nor have long-term supply arrangements with other bentonite producers.

Competition

We are one of the largest producers of bentonite products globally. There is substantial domestic and international competition, which is essentially a matter of product quality, price, logistics, service and technical support. There are several producers of sodium bentonite or sodium activated calcium bentonite throughout the world, some of which import into the U.S. market. There are also numerous major producers of calcium bentonite and various regional suppliers in the areas we serve. Some of our competitors, especially in the chromite market, are companies primarily in other lines of business with substantially greater financial resources than ours.

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

•

Remediation Technologies. In remediation technologies, we provide engineered solutions for challenging environmental site-remediation projects, usually with the goal of redeveloping contaminated industrial sites.

Such projects often involve contaminated sediment and soil capping, waste solidification and stabilization, water treatment, sludge dewatering, hazardous waste clean-up and engineered remedial barriers. Products offered include Liquid Boot®, a liquid applied vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material; ORGANOCLAY®, which absorbs organic containments; and QUIK-SOLID®, a super absorbent media.

Building Materials. We supply many roofing and waterproofing materials to the non-residential construction industry. This group’s products include VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite; ULTRASEAL®, an advanced membrane using a unique active polymer core; and COREFLEX®, featuring heat-welded seams for protection of critical infrastructure. In addition to these membrane materials, we also provide roofing products and a variety of sealants and other accessories required to create a functional waterproofing system.

Contracting Services. Our contracting services group provides geo-environmental solutions for a variety of construction projects but is focused on installation of our own products in construction sites. This group is largely domiciled in Europe as, in 2011, we sold our domestic operations. This group operates in the commercial and environmental construction industries utilizing our own and third-party products.

Drilling. Our drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. The products are used to install monitoring wells, facilitate horizontal and water well drilling, and seal abandoned exploration drill holes. VOLCLAY GROUT™, HYDRAUL-EZ®, BENTOGROUT® and VOLCLAY TABLETS™ are among the trade names for products used in these applications. Ground source heat loop systems utilizing GEOTHERMAL GROUT™ represent a developing area for drilling products. We also offer a range of drilling products used in the excavation of foundations for large buildings, bridges and dams; these products include SHORE PAC® and PREMIUM GEL®.

Sales and Distribution

On an individual customer basis, we generated less than $5 million of sales from each of the top five customers in the environmental segment. Approximately 45% of sales are in the Americas where the U.S. is our largest geographical market for all product lines. Approximately 49% of sales are in EMEA and the remaining 6% in the Asia-Pacific region.

Sales and distribution of the lining technologies products and our contracting services are primarily performed through our own personnel and facilities. Service revenues from our contracting services are primarily generated under medium to short-term contracts. For both groups, our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate.

The building materials products are sold through our own sales professionals as well as through an integrated distributor and dealer network. The end-users of our products are generally building sub-contractors who are responsible for installing the products. These products have with a longer term warranty in instances where we can control or monitor the installation of the final product on the job site.

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

Competition

Our lining technologies group competes with geosynthetic clay liner manufacturers worldwide, several suppliers of alternative lining technologies, and providers of soil and environmental remediation solutions and products. The building materials product lines compete in a highly fragmented market comprised of a wide variety of alternative technologies. Competitors in our contracting services primarily include other specialty and general contractors, some of which have substantially greater resources. A number of integrated bentonite companies compete against us in the drilling products market. Competition in all product lines is based on product quality, service, price, technical support and product availability.

Seasonality

Most of the products in the environmental segment are impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be larger during the period from April through October. As a result, we consider the business of this segment to be seasonal.

OILFIELD SERVICES SEGMENT

Principal Services and Markets

Our oilfield services segment provides both onshore and offshore water treatment, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and natural gas industry. We sell products and services through subsidiaries located in Australia, Brazil, Malaysia, Nigeria, the United Kingdom, and the U.S., principally in the Gulf of Mexico and surrounding on-shore area. The following are the principal services we provide:

Water Treatment.     We help customers protect the environment, especially marine environments, and comply with regulatory requirements by providing equipment, technologies, personnel and filtration media to help them discharge waste water generated during oil production.

Well Testing.    We provide equipment and personnel to help customers control well production as well as to clean up, unload, separate, measure component flow, and dispose of fluids from oil and gas wells.

Pipeline.     Our personnel utilize engineered equipment that separates, filters, cleans and allows treatment of effluents arising from pipeline testing and maintenance activities.

Nitrogen Services.    Liquid nitrogen is commonly used in the pipeline, refinery, and oil and natural gas business. By providing liquid nitrogen that is then changed into nitrogen gas with our personnel and mobile equipment, we help customers perform maintenance activities in a safe environment on their production platforms, pipeline operations, and refineries. Acquired in 2008, these services are provided in jetting wells that are loaded with fluid; stimulating wells, including fracturizing and acidizing; displacing completion fluids prior to perforating; airing up cans for offshore floating installations; and pressure testing and other maintenance activities.

Coil Tubing.    Acquired in 2008, our coil tubing services utilize a long, continuous length of pipe which is wound on a spool or reel. We rent the coil tubing and provide operating personnel to pump fluids through the tubing into boreholes or to assist in certain well-drilling applications. Before being pushed into a well head, the pipe is straightened, then pumped with fluid. When finished, it is finally rewound or coiled back onto the reel housed on our transport units. Our coil tubing services are typically provided in areas of nitrogen displacement, acidizing, cleanouts, and other workovers and provide a benefit over traditional well intervention methods as fluids can be pumped at any time regardless of the position and direction of travel.

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

Sales and Distribution

The top ten customers in our oilfield services segment accounted for 47% of the segment sales worldwide. However, the composition of customers within this group varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry. Approximately 88% of sales are in the Americas. Our largest geographical market is the U.S., and more specifically the Gulf of Mexico region. Approximately 8% of sales are in the Asia-Pacific region and 4% are in EMEA.

Employees in this segment primarily sell and distribute products and services on a direct basis. Our principal customers are oil and natural gas companies who maintain substantial offshore and onshore drilling and production platforms for both oil and gas.

Seasonality

Much of the business in the oilfield services segment is impacted by weather conditions. Our business is concentrated in the Gulf of Mexico and surrounding states where our customers’ oil and gas production facilities are subject to natural disasters, such as hurricanes. Given this, our sales could be lower in the June to November months. It can also experience periods of growth after a hurricane as customers require our services to start their operations back up.

TRANSPORTATION SEGMENT

We operate a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental U.S. These services are provided to our subsidiaries as well as third-party customers. Through our transportation business, we are better able to control costs, maintain delivery schedules and assure equipment availability in the delivery of our products. In 2011, approximately 48% of the revenues of this operation involved services provided to our domestic minerals and materials and environmental segments.

MINERAL RESERVES AND MINING

Mineral Reserves

We have reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through our investments in affiliates and joint ventures, we also have access to bentonite deposits in Egypt, India, and Mexico. At 2011 consumption rates and product mix, we have proven, assigned reserves of commercially usable sodium bentonite for the next 31 years. We have proven, assigned reserves of commercially usable calcium bentonite for the next 12 years. While we believe that our reserve estimates are reasonable and our title and mining rights to our reserves are valid, we have not obtained any independent verification of such reserve estimates or such title or mining rights.

We own or control the properties on which reserves are located through long-term leases, royalty agreements and patented and unpatented mining claims. A majority of our bentonite reserves are owned. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. However, our mineral rights associated with our chrome business in South Africa are significant in that they comprise 86% of the total value of our mineral rights as recorded in our Consolidated Balance Sheet at December 31, 2011.

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

In general, our bentonite-reserves are immediately adjacent to, or within sixty miles of, one of seven related processing plants. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material. Access to processing facilities from the mining areas is generally by private road, public highways, or railroads. For each leased property and mining claim, there are multiple means of access.

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

	Tons Sold (000s)			Wet Tons of Reserves (000s)	Assigned Reserves (000s)	Unassigned Reserves (000s)	Conversion Factor	Mining Claims
	2011	2010	2009					Owned	Unpatented **	Leased
Sodium Bentonite
Assigned
Australia	13	9	9	1,508	1,508	—	80%	—	—	1,508
Belle/Colony, WY/SD	1,125	1,121	1,012	35,709	35,709	—	77%	1,029	904	33,776
Lovell, WY	598	605	372	29,761	29,761	—	86%	15,038	12,018	2,705
TOTAL ASSIGNED	1,736	1,735	1,393	66,978	66,978	—		16,067	12,922	37,989

Unassigned
SD, WY, MT	-	-	-	60,786	-	60,786	82%	55,189	3,857	1,740
TOTAL UNASSIGNED	-	-	-	60,786	-	60,786		55,189	3,857	1,740

TOTAL SODIUM BENTONITE	1,736	1,735	1,393	127,764	66,978	60,786		71,256	16,779	39,729
					52%	48%		56%	13%	31%
Calcium Bentonite
Assigned
Chao Yang, Liaoning, China	351	261	177	1,506	1,506	-	76%	-	-	1,506
Nevada	2	2	1	35	35	-	76%	35	-	-
Sandy Ridge, AL	91	89	66	5,991	5,991	-	76%	1,707	-	4,284
Turkey	140	134	86	1,397	1,397	-	77%	-	-	1,397
Vici, OK	-	-	-	-	-	-	76%	-	-	-
TOTAL ASSIGNED	584	486	330	8,929	8,929	-		1,742	-	7,187

Unassigned
Nevada, Vici, OK	-	-	-	599	-	599	76%	-	500	99
TOTAL UNASSIGNED	-	-	-	599	-	599		-	500	99

TOTAL CALCIUM BENTONITE	584	486	330	9,528	8,929	599		1,742	500	7,286
					94%	6%		18%	5%	76%
Leonardite
Gascoyne, ND	52	52	35	809	809	-	73%	-	-	809
					100%					100%
Other
Assigned
South Africa	121	122	60	1,352	1,352	-	75%	1,352	-	-
TOTAL ASSIGNED	121	122	60	1,352	1,352	-		1,352	-	-
Unassigned
Nevada	-	-	-	2,997	-	2,997	80%		-	2,997
TOTAL UNASSIGNED	-	-	-	2,997	-	2,997		-	-	2,997

TOTAL OTHER	121	122	60	4,349	1,352	2,997		1,352	-	2,997
					31%	69%		31%	0%	69%

GRAND TOTALS	2,493	2,395	1,818	142,450	78,068	64,382		74,350	17,279	50,821
					55%	45%		52%	12%	36%

**	Quantity of reserves that would be owned if patent was granted.

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

At the processing plants, bentonite is dried, crushed and sent through grinding mills, where it is sized to customer requirements, then chemically modified where needed and transferred to silos for automatic bagging or bulk shipment. Most of the production is shipped as processed rather than stored for inventory.

Chromite is mined from open cast pits from our property in South Africa and transported to our nearby processing facility. In our facility, the ore is further crushed, milled, washed, and separated from impurities. We are operationalizing our production facility to give it the ability to manufacture a range of precisely specified materials, such as ones with specific particle sizes, that provide value to our customer’s operations and efficiency.

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

We hold a number of U.S. and international patents. We follow the practice of obtaining patents on new developments whenever feasible. However, we do not consider that any one or any combination of such patents is material to our business as a whole.

Research and Development

Our business segments share research and laboratory facilities, and technological developments are shared among our subsidiaries, subject to license agreements where appropriate. Further information on research and development activities is included in our Notes to Consolidated Financial Statements contained in Item 8 of this report.

Regulation and Environmental

We believe we are in material compliance with current, applicable mining regulations. Since reclamation of exhausted mining sites has been a regular part of our surface mining operations since 1973, maintaining compliance with current regulations has not had a material effect on mining costs. Reclamation costs are reflected in the cost of the bentonite sold.

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

FOREIGN OPERATIONS AND EXPORT SALES

Approximately 38% of our 2011 net sales were generated in countries outside the Americas. Our foreign operations have typically comprised about a third of our income from continuing operations before income taxes, income from affiliates and joint-ventures, and non-controlling interest. However, in 2009, they comprised approximately 58% of that income as the economic recession more heavily affected our domestic operations than our foreign operations. Of our tons sold from our domestic mineral deposits in 2011, approximately 28% of these shipments were made to our sister companies and third party customers located outside the United States as compared to 21% and 17% in 2009 and 2010, respectively.

To enhance our overseas market presence, we maintain mineral processing plants in the United Kingdom, China, Australia, South Korea, Poland, Thailand, South Africa and Turkey. Chartered vessels deliver large quantities of our bulk, dried U.S. sodium bentonite to the plants outside the U.S. where it is processed and mixed with other clays and distributed throughout EMEA and the Asia-Pacific region. In addition, we maintain a worldwide network of independent dealers, distributors and representatives to support sales and distribution.

We manufacture geosynthetic clay liners in the United Kingdom, Spain, Poland, China, South Korea and India. These international operations provide a cost-effective means of supplying the EMEA and Asia-Pacific markets.

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

EMPLOYEES

As of December 31, 2011, we employed 2,563 people in our global organization, 1,283 of whom were employed outside of the United States. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Labor relations have been satisfactory.

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

Item 1A. Risk Factors

Certain statements we make from time to time, including statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section hereafter, constitute “forward-looking statements” made in reliance upon the safe harbor contained in Section 21 E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions, and statements relating to anticipated growth, acquisitions, levels of capital expenditures, future dividends, expansion into global markets and the development of new products. Such forward-looking statements speak only as of the date hereof and are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors. We undertake no duty to update any forward-looking statements to conform the statements to actual results or changes in our expectations.

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

Reliance on Metalcasting & Construction Markets

Approximately 53% of our minerals and materials segment’s sales in 2011 were to the metalcasting market. Our environmental segment’s sales are predominantly derived from the commercial construction and infrastructure markets. All of these markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for our products sold to these markets may decline and our business or future financial results may be adversely affected.

Susceptibility to Oil and Natural Gas Markets

Revenues from our oilfield services segment in 2011 represent 21% of consolidated revenues and 23% of consolidated operating income. Oil and natural gas production activities are heavily influenced by the benchmark price of these commodities, which can be influenced by both economic and political events and, in turn, affect our customers’ demand for our products and services. Thus, the benchmark prices of oil and natural gas may ultimately affect the performance of this segment.

In addition, oil and natural gas exploration and production activities depend heavily on the location of these natural resources within the earth’s geology and geographic location as well as technologies available to profitably extract them. For example, the recent application of horizontal drilling technologies allow oil and natural gas production companies to extract significantly greater amounts of oil and natural gas in geological deposits located in areas where we currently do not have a significant presence. Thus, the performance of our oilfield services segment is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

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

Seasonality of Our Oilfield Services and Environmental Segments

Our oilfield services and environmental segments are affected by seasonal weather patterns. A majority of our oilfield services revenues are derived from the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur in the Fall months. In addition, it is affected by customers’ demands for natural gas. Natural gas is affected by weather patterns as colder winters increase the demand for natural gas to heat homes and warmer summers increase the demand for natural gas to fuel generators providing electricity to run air conditioners. Actual or threatened hurricanes or changes in the demand for natural gas can result in volatile demand for services provided by our oilfield services segment.

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

Risks of International Expansion & Operation

An important part of our business strategy is to expand internationally by establishing our own presence in new markets when possible or through acquisitions, joint ventures or other strategic alliances. Sales and earnings from our overseas operations have increased considerably in recent years and comprise a significant portion of our financial results, including our joint ventures. As we expand and operate internationally, we will be subject to a myriad of risks, especially in less developed countries whose economies increase at rates faster than more developed nations. These risks relate to currency exchange rates, political and economic environments, business and trade laws, and regulatory and compliance issues. These risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, losses in the realizability of our assets, or fluctuations in our earnings due to the impact from our joint ventures.

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

Ability to Complete, Integrate & Finance Acquisitions

Our business strategy includes pursuing acquisitions of complementary businesses, through either our own wholly-owned subsidiaries or our investments in affiliates and joint ventures. The success of any future acquisitions or investments will be dependent upon our ability to locate attractive businesses at a reasonable attractive price and our ability to successfully integrate them into our existing operations.

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

LOCATION	PRINCIPAL FUNCTION
MINERALS AND MATERIALS
Colony, WY (two plants)	Mine and manufacture sodium bentonite, package cat litter
Lovell, WY (1)	Mine and manufacture sodium bentonite
Sandy Ridge, AL	Mine and manufacture calcium bentonite; blend ADDITROL®
Chao Yang, Liaoning, China	Mine and manufacture calcium bentonite
Enez, Turkey	Mine and manufacture calcium bentonite
Laemchabang, Thailand	Manufacture sodium and calcium bentonite and laundry care products
Ruighoek Farm, Northwest Province, South Africa	Mine and manufacture chromite ore
Yangbuk-Myeun, Kyeung-buk, South Korea	Manufacture metalcasting products
Tianjin, China	Manufacture metalcasting and laundry care products
Winsford, Cheshire, U.K.	Manufacture bentonite, other minerals, and laundry care products
ENVIRONMENTAL
Cartersville, GA	Manufacture components for geosynthetic clay liners; manufacture Bentomat® and Claymax® geosynthetic clay liners; manufactures other building materials products
Lovell, WY (1)	Manufacture Bentomat® and Claymax® geosynthetic clay liners and other building materials products
Birkenhead, Merseyside, U.K. (1)(2)	Manufacture Bentomat® geosynthetic clay liner; research laboratory; headquarters for CETCO (Europe) Ltd.
Segovia, Spain	Manufacture Bentomat® geosynthetic clay liners
Suzhou, China	Center for China operations; manufactures lining and waterproofing products for China and greater Asian markets
Szczytno, Poland	Manufacture Bentomat® and Claymax® geosynthetic clay liners
OILFIELD SERVICES
Beckville, TX (2)	Well testing services
Broussard, LA (2)	Central operations and distribution
Covington, LA (2)	Headquarters
Driscoll, TX (2)	Coil tubing services
Harvey, LA (2)	Nitrogen sales and service
Kenamen, Malaysia (2)	Filtration services and sales
New Iberia, LA (2)	Coil tubing services
Springtown, TX (2)	Well testing services
TRANSPORTATION
Scottsbluff, NE	Transportation headquarters and terminal
CORPORATE
Hoffman Estates, IL (2)	Corporate headquarters; Environmental headquarters; Minerals & Materials headquarters; research laboratory
(1)	Shared facilities between minerals and materials and environmental segments.
(2)	Certain offices and facilities are leased.

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

Since the mid-1980’s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content of our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our foundry customers.

To date, we have not incurred significant costs in defending these matters. We believe we have adequate insurance coverage and do not believe the litigations will have a material adverse impact on our financial condition, liquidity or results of our operations.

We have neither been nor expect to be assessed any tax shelter penalties by the United States Internal Revenue Service for tax shelter transactions that either the IRS deems abusive or have significant tax avoidance penalties.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

Executive Officers of Registrant

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS

James W. Ashley	62	Vice President and General Counsel of the company since January 2012; prior thereto, Partner at Locke Lord LLP since 2008; prior thereto, Partner at Lord Bissell & Brook LLP.

Patrick E. Carpenter	49	Vice President of the company and President of the environmental segment since January 2012; prior thereto, Vice President of Business Development of Colloid Environmental Technologies Company from January 2010 through December 2011, and its Vice President of Construction Materials from January 2007 through December 2009.

Gary L. Castagna	50	Senior Vice President of the company and President of our minerals and materials segment since May 2008; prior thereto, Senior Vice President, Chief Financial Officer and Treasurer of the company since February 2001; prior thereto, a consultant to AMCOL since June 2000; prior thereto, Vice President of the company and President of Chemdal International Corporation (this business is a former subsidiary of AMCOL, and consisted of the absorbent polymers business that was sold to BASF AG in June 2000) since August 1997; since January 2000, Director of M~Wave Incorporated, a manufacturer and distributor of printed circuit boards.

Michael R. Johnson	53	Vice President of the company since January 2010; President of the oilfield services segment since 2003; prior thereto, Vice President of CETCO Oilfield Services since 2000.

Ryan F. McKendrick	60	Chief Executive Officer of the company since January 1, 2011; prior thereto, Chief Operating Officer of the company since January 1, 2010; prior thereto, Senior Vice President of the company and President of our environmental segment since November 1998; and President of Volclay International Corporation since 2002.

Donald W. Pearson	50	Vice President, Chief Financial Officer and Treasurer of the company since May 2008; prior thereto, Vice President Finance, UPM - Kymmene Corporation North America (a manufacturer of magazine paper), May 2006 through May 2008; Financial Controller UPM - Kymmene Corporation North America, February 2004 through May 2006; prior thereto, Senior Vice President, Business Planning, Information Resources, Inc. (an information services provider), August 2000 through February 2004.

Robert J. Trauger	49	Vice President of Colloid Environmental Technologies Company since January 2012; prior thereto, Vice President of the company and President of our environmental segment since January 2010; prior thereto, Vice President of Operations and International Development for our environmental segment since 2004. Mr. Trauger ceased being an executive officer effective January 2012.

All executive officers of the Company are elected annually by the Board of Directors for a term expiring at the annual meeting of directors following their election or when their respective successors are elected and shall have qualified.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “ACO.” The following table sets forth, for the periods indicated, the high and low sale prices of the common stock, as reported by the New York Stock Exchange, and cash dividends declared per share.

		Stock Price		Cash Dividends
		High	Low	Declared Per Share
	1st Quarter	$ 36.00	$ 28.92	$ 0.18
Fiscal Year Ended December 31, 2011:	2nd Quarter	38.62	32.45	0.18
	3rd Quarter	39.85	23.37	0.18
	4th Quarter	35.09	21.60	0.18

	1st Quarter	$ 30.50	$ 23.22	$ 0.18
Fiscal Year Ended December 31, 2010:	2nd Quarter	32.60	23.45	0.18
	3rd Quarter	31.15	22.12	0.18
	4th Quarter	31.57	25.63	0.18

We have paid cash dividends every year since 1938. As of February 15, 2012, there were approximately 9,979 holders of record of the common stock, including shares held in street name.

Purchases of Equity Securities

We did not repurchase any of our outstanding common stock in 2011.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2011. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,714,113(1)	$24.41	1,568,950(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,714,113(1)	$24.41	1,568,950(2)

(1)     Includes stock options and stock settled appreciation rights issued and outstanding under the following AMCOL plans: 1998 Long-Term Incentive Plan; 2006 Long-Term Incentive Plan; and 2010 Long-Term Incentive Plan.

(2)	Subject to issuance pursuant to our 2010 Long-Term Incentive Plan.

Performance Graph

The graph below sets forth a comparison of cumulative total shareholder returns for the past five years for: (i) our stock as traded on the NYSE, (ii) the S&P SmallCap600 Index, and (iii) a custom peer group of publicly traded companies selected in good faith by us (the “Peer Group”). The graph assumes that $100 was invested at the close of business on December 31, 2006. All returns were calculated assuming dividend reinvestment on a quarterly basis. The returns of each company in the Peer Group have been weighted according to market capitalization. We believe the Peer Group is representative of companies whose businesses, sales sizes, market capitalization and stock trading volumes are similar to

AMCOL. The Peer Group consists of the following companies: Compass Minerals International, Inc., Dycom Industries, Inc., Lufkin Industries, Inc., Martin Marietta Materials Inc., Minerals Technologies Inc., Oil-Dri Corporation, Rockwood Holdings Inc., RPM International Inc., and Superior Energy Services Inc.

INDEX RETURNS Years Ending
	Base Period
Company Name / Index	12/2006	12/2007	12/2008	12/2009	12/2010	12/2011
AMCOL International Corporation	100	132.47	78.94	111.22	124.63	110.51
S&P SmallCap 600 Index	100	99.70	68.72	86.29	108.99	110.10
Peer Group	100	117.89	74.69	98.40	130.68	121.26

Item  6. Selected Financial Data

The following is selected financial data for the Company for each of the below annual periods ending December 31st.

SUMMARY OF OPERATIONS

(In thousands, except ratios and share and per share amounts)

	2011	2010	2009	2008	2007
Operations Data
Net sales	$942,369	$841,037	$691,864	$858,763	$720,992
Gross profit	252,875	216,926	186,270	219,847	193,153
Selling, general and administrative expenses	165,222	146,885	133,393	144,162	120,290
Operating profit	87,653	70,041	52,877	75,685	72,863
Net interest expense	(11,519)	(9,725)	(12,118)	(12,152)	(8,915)
Net other income (expense)	311	1,147	(927)	(4,931)	(1,133)
Pretax income	76,445	61,463	39,832	58,602	62,815
Income taxes	21,849	19,391	5,335	13,688	15,614
Income (loss) from affiliates and joint ventures	5,566	(11,261)	115	(21,714)	8,389
Income from continuing operations	60,162	30,811	34,612	23,200	55,590
Discontinued operations	(916)	(887)	259	1,862	1,140
Net income	59,246	29,924	34,871	25,062	56,730
Net income attributable to AMCOL shareholders	59,111	30,347	34,799	25,331	56,735
Per Share Data
Basic earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	1.89	1.00	1.12	0.77	1.84
Discontinued operations	(0.03)	(0.03)	0.01	0.06	0.04
Net income	1.86	0.97	1.13	0.83	1.88
Diluted earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	1.87	0.99	1.11	0.76	1.79
Discontinued operations	(0.03)	(0.03)	0.01	0.06	0.04
Net income	1.84	0.96	1.12	0.82	1.83
Dividends	0.72	0.72	0.72	0.68	0.60

Continued…

SUMMARY OF OPERATIONS

(In thousands, except ratios and share and per share amounts)

	2011	2010	2009	2008	2007
Shares Outstanding Data
End of period	31,728,969	31,032,791	30,773,908	30,437,984	30,093,828
Weighted average for the period-basic	31,708,949	31,178,813	30,764,282	30,445,882	30,164,697
Incremental impact of stock equivalents	436,824	368,778	269,432	543,751	794,724
Weighted average for the period-diluted	32,145,773	31,547,591	31,033,714	30,989,633	30,959,421
Balance Sheet Data (at end of period)
Current assets	$412,268	$361,564	$294,030	$371,187	$304,630
Net property and equipment	262,577	260,488	236,246	191,343	176,590
Other long-term assets	167,857	177,041	203,984	182,050	170,926
Total assets	842,702	799,093	734,260	744,580	652,146
Current liabilities	118,080	112,475	90,316	108,494	102,107
Long-term debt	260,670	236,171	207,017	256,821	164,232
Other long-term liabilities	63,732	50,011	57,155	50,910	33,157
Total equity	400,220	400,436	379,772	328,355	352,650
Other Statistics for Continuing Operations
Depreciation, depletion and amortization	$41,836	$36,306	$35,906	$33,985	$29,219
Capital expenditures	61,029	47,305	50,767	44,068	46,004
Capital expenditures-corporate building	-	-	9,651	16,672	7,050
Gross profit margin	26.8%	25.8%	26.9%	25.6%	26.8%
Operating profit margin	9.3%	8.3%	7.6%	8.8%	10.1%
Pretax profit margin	8.1%	7.3%	5.8%	6.8%	8.7%
Effective tax rate	28.6%	31.5%	13.4%	23.4%	24.9%
Net profit from continuing operations margin	6.4%	3.7%	5.0%	2.7%	7.7%
Return on average equity	14.8%	7.8%	9.8%	7.4%	17.5%

Item  7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global company focused on long term profitability growth through the development and application of minerals and technology products and services to various industrial and consumer markets. The majority of our revenue growth has been achieved by sustaining our products’ technological advantages, developing new products and applying them in innovative ways, bringing additional products and services to markets we already serve, and overall growth in the industries we serve. We focus our research and development activities in areas where we can either leverage our current customer relationships and mineral reserves or enhance existing or related products and services.

The principal mineral that we utilize to generate revenues is bentonite. We own or lease bentonite reserves in the U.S., Australia, China and Turkey. Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, and Mexico. We also develop applications for other minerals, including chromite ore from our mine in South Africa.

Bentonite is surface mined when it is commercially feasible to have it shipped to a plant for further processing, including crushing, drying, milling and packaging. Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve. Nicknamed the mineral of a thousand uses, bentonite’s unique characteristics include its ability to bind, swell, adsorb, control rheology, soften fabrics, and have its surface modified through chemical and physical reactions. Our research and development activities, including our understanding of bentonite properties, mining methods, processing and application to markets are some of the core components of our longevity and future prospects.

We operate in five segments: minerals and materials, environmental, oilfield services, transportation and corporate. Both our minerals and materials and environmental segments operate manufacturing facilities in North America, Europe, and the Asia-Pacific region. Our minerals and materials segment also owns and operates a chrome mine in South Africa. Our oilfield services segment principally operates in the Gulf of Mexico and surrounding states and also has a growing presence in South America, Africa and Asia. Additionally, we have a transportation segment that provides trucking services for our domestic minerals and materials and environmental segments as well as third parties.

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

A majority of our revenues are generated in the Americas, principally North America. Consequently, the state of the U.S. economy, and especially the metalcasting and commercial construction industries, impacts our revenues. Our fastest growing markets are in the Asia-Pacific and European regions, which have continued to outpace the U.S. in economic growth.

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

•

Globalization: As we have done for decades, we continue to expand our manufacturing and marketing organizations into emerging geographic markets. We see significant opportunities in the Asia-Pacific and European regions for expanding our revenues and earnings over the long-term as a number of markets we serve, such as metalcasting and lining technologies, are expected to grow in these areas. We expect to take advantage of these growth areas, either through our wholly-owned subsidiaries or investments in affiliates and joint ventures.

•

Mineral development: Bentonite is a component in many of the products we supply. Since it is a natural material, we must continually expand our reserve base to maintain a long-term business. Our goal is to add new reserves to replace the bentonite mined each year. Furthermore, we need to assure that new reserves meet the physical property requirements for our diverse product lines and are economical to mine. Our organization is committed to developing its global reserve base to meet these requirements.

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

Valuation of Accounts Receivable

We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. Our customer base is diverse and includes customers located throughout the world. Payment terms in certain of the foreign countries in which we do business are longer than those that are customary in the U.S., and, as a result, may give rise to additional credit risk related to outstanding accounts receivable from these non-U.S. customers. Likewise, a change in the financial position, liquidity or prospects of any of our customers could have an impact on our ability to collect amounts due. While concentrations of credit risk related to trade receivables are somewhat limited by our large customer base, we do extend significant credit to some of our customers.

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

In conducting our goodwill impairment tests and in testing the recoverability of long-lived assets, we primarily use discounted cash flow models to estimate the fair value of our reporting units and long-lived assets. Critical assumptions used in conducting these tests include expectations of our business performance and financial results, useful lives of assets, and discount rates as well as comparable market data and our market capitalization.

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

Based on business conditions and market values that existed at October 1, 2011, we concluded that no impairment loss was required. However, the market value of our common stock continues to fluctuate and if, among other factors, (1) our equity value declines, (2) the fair value of our reporting units decline, (3) we don’t achieve our expected future results, or (4) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, other intangible assets, or other long-lived assets. Depending on the severity of the changes in the key factors underlying the respective impairment tests, such losses could be significant.

Retirement Benefits

We sponsor a qualified defined benefit pension plan for substantially all of our U.S. employees hired before January 1, 2004. We also sponsor a supplementary pension plan (“SERP”) that provides benefits in excess of qualified plan limitations for certain employees. In order to measure the expense and obligations associated with these retirement benefits, we estimate various factors used in valuing the associated assets and liabilities, such as discount rates, expected return on plan assets, rate of compensation increases, employee turnover rates, retirement rates, mortality rates and other factors. Our benefit plan committee determines the key assumptions related to the discount rate, expected investment rate of return, long term rate of compensation increases, and other assumptions based on consultation with our actuaries. The most important assumptions that affect the computations are the discount rate and the expected long-term rate of return on plan assets.

Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments. In determining the discount rate for December 31, 2011, we utilized the Aon Hewitt AA Bond Universe yield curve, which is a hypothetical double A yield curve comprised of a series of annualized individual discount rates. The discount rates are derived from hypothetical zero coupon bonds which are given equal maturities within their maturity groups. The discount rate used to determine our retirement pension benefit obligation at December 31, 2011 was 4.70% for the qualified defined benefit plan and 4.63% for our SERP. A 50 basis point decrease in this discount rate would have increased the benefit obligation at December 31, 2011 by $5.7 million and would increase our net cost expected in 2012 by 16%, or $625 thousand. Likewise at December 31, 2011, a 50 basis point increase in the discount rate would have decreased the benefit obligation by $5.1 million and would decrease our net cost expected in 2012 by 15%, or $568 thousand.

The expected long-term rate of return on defined benefit plan assets was based on our current asset allocations and their historical long-term performance, adjusted for existing market conditions. Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.” We assumed a weighted-average expected long-term rate of return on pension plan assets of 7.50% to determine our net defined benefit pension plan expense in 2011. A 50 basis point decrease in the expected return would increase the net cost expected in 2012 by approximately 6%, or $173 thousand. Likewise, a 50 basis point increase in the expected return would decrease the net cost expected in 2012 by approximately 6%, or $173 thousand.

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

A number of years may elapse before a particular matter is audited and finally resolved. Audits of our U.S. federal income tax returns have been completed for our income tax returns relating to fiscal years of 2009 and prior. State income tax returns are audited less frequently. Unfavorable settlement of any particular issue would require use of our cash and could result in the recording of additional tax expense. Favorable resolution would be recognized as a reduction to our tax provision in the year of resolution.

Results of Operations for the Three Years Ended December 31, 2011

The discussion below references the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data.”

Consolidated Income Statement Review

The following table compares our operating results for the past three years.

	Year Ended December 31,
Consolidated	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Continuing Operations
Net sales	$942,369	$841,037	$691,864	12.0%	21.6%
Cost of sales	689,494	624,111	505,594

Gross profit	252,875	216,926	186,270	16.6%	16.5%
margin %	26.8%	25.8%	26.9%
Selling, general and administrative expenses	165,222	146,885	133,393	12.5%	10.1%

Operating profit	87,653	70,041	52,877	25.1%	32.5%
margin %	9.3%	8.3%	7.6%
Other income (expense):
Interest expense, net	(11,519)	(9,725)	(12,118)	18.4%	-19.7%
Other, net	311	1,147	(927)	-72.9%	-223.7%

	(11,208)	(8,578)	(13,045)

Income before income taxes and income (loss) from affiliates and joint ventures	76,445	61,463	39,832
Income tax expense	21,849	19,391	5,335	12.7%	263.5%

Income before income (loss) from affiliates and joint ventures	54,596	42,072	34,497
Income (loss) from affiliates and joint ventures	5,566	(11,261)	115	-149.4%	-9892.2%

Income from continuing operations	60,162	30,811	34,612

Discontinued Operations
Income (loss) on discontinued operations	(916)	(887)	259	-	-442.5%

Net income (loss)	59,246	29,924	34,871	98.0%	-14.2%

Net income (loss) attributable to noncontrolling interests	135	(423)	72	-131.9%	-687.5%

Net income attributable to AMCOL shareholders	59,111	30,347	34,799	94.8%	-12.8%

The following analysis comments on the significant fluctuations in our results for the past three years by material category. The comments are organized in relation to our company’s overall results in general followed by a detailed discussion of these general comments as they relate to each segment individually and in detail.

Net sales

The following tables detail components of consolidated 2011 and 2010 sales changes over their respective prior years:

	000000000000	000000000000	000000000000	000000000000
2011 vs. 2010	Base Business	Acquisitions	Foreign Exchange	Total
Minerals and materials	5.8%	0.0%	0.5%	6.3%
Environmental	2.4%	0.1%	0.6%	3.1%
Oilfield services	4.3%	0.0%	0.3%	4.6%
Transportation & intersegment sales	-2.0%	0.0%	0.0%	-2.0%

Total	10.5%	0.1%	1.4%	12.0%

% of change	87.1%	0.8%	12.1%	100.0%

	000000000000	000000000000	000000000000	000000000000
2010 vs. 2009	Base Business	Acquisitions	Foreign Exchange	Total
Minerals and materials	12.5%	0.0%	1.0%	13.5%
Environmental	2.0%	0.2%	0.3%	2.5%
Oilfield services	4.6%	0.0%	0.4%	5.0%
Transportation & intersegment sales	0.6%	0.0%	0.0%	0.6%

Total	19.7%	0.2%	1.7%	21.6%

% of change	91.1%	1.0%	7.9%	100.0%

Base or organic business represents operations owned for more than one year whereas acquisitions are those owned less than one year. We did not make any significant acquisitions in the past three years. Foreign exchange isolates the impact of currency changes over the prior-year period.

The impact of the 2008 – 2009 recession is evident in our revenue fluctuations as shown in the above tables. As the global economic recovery was underway in 2010, sales increased organically across all segments but most notably in our minerals and materials segment, which significantly benefitted from increased sales of its metalcasting products, especially to those service customers supplying the automotive industry. This growth continued into 2011 with almost half of the revenue growth occurring organically in our metalcasting product line within our minerals and materials segment, some of this due to our new chromite product offering. Our oilfield services segment also contributed significantly to the 2011 growth in revenues due to growth in our coil tubing services.

The following table provides a comparison of consolidated sales by geographical region over the last three years:

	00000000000000000	00000000000000000	00000000000000000

	2011	2010	2009
Americas	62.5%	63.2%	63.8%
EMEA *	23.4%	22.1%	24.3%
Asia Pacific	14.1%	14.7%	11.9%

Total	100.0%	100.0%	100.0%

* Europe, Middle East and Africa

Inter-regional sales in the table above are eliminated in Americas.

In 2010, we experienced strong growth in our Asia Pacific revenues largely led by growth of our metalcasting and laundry care products. In 2011, our EMEA revenues increased as a percentage of total revenues given the growth in our chromite related products, which are sourced from our South African operations.

Gross profit

Gross profit increased in 2011 due to the increase in sales. In 2010, our minerals and materials segment incurred $6.3 million of unusual costs associated with operational issues in our domestic personal care product line. Excluding these unusual costs, gross margin between the two years is not significantly different – 26.8% in 2011 vs 26.5% in 2010.

Gross profit increased in 2010 due to the increase in sales. The increase in gross margins in our minerals and materials segment, which suffered from the aforementioned unusual costs within our domestic personal care product line, was overshadowed by the decrease in margins in all other segments, especially our environmental segment.

Selling, general, and administrative expenses (SG&A)

In 2011, SG&A expenses increased across all segments. See each segment’s analysis and discussion of results later herein for further details. In 2010, SG&A expenses increased mostly due to increased employee compensation and related expenses. Amounts for 2010 also include $2.7 million of expenses associated with the retirement of our previous CEO.

Operating profit

In both 2011 and 2010, the increase in operating profit follows the increase in gross profit and was generated from organic growth as opposed to acquisitions or currency movements. Operating profit in 2010 includes $6.9 million of unusual expenses in our domestic personal care business, as previously discussed, as well as $2.7 million of expenses associated with the retirement of our previous chief executive officer. Excluding both of these expenses, operating profit margin in 2011 was 9.3% as compared to 9.5% in 2010. Operating profit in 2010 increased over the 2009 amount due to the operating leverage; that is, the incremental sales were generated without commensurate increases in costs.

Net interest expense

Net interest expense increased in 2011 mostly due to increased average debt levels throughout the year. As our business grew throughout the year, we increased our debt levels to fund the corresponding increases in working capital required to fuel that growth. We had $247.3 million of debt outstanding during 2011 at an average interest rate of 4.7%.

On the contrary, net interest expense decreased in 2010 due to a decrease in average debt levels. Average debt went from $237.0 million in 2009 to $221.6 million in 2010 while average interest rates decreased from 5.1% in 2009 to 4.4% in 2010.

Other, net

Other, net is primarily comprised of gains and losses on foreign currency transactions and foreign currency derivative instruments. We are particularly sensitive to currency exchange rate fluctuations between the following currency pairs: a) the Euro to the British pound (GBP) and the Polish zloty (PLN), b) the South African Rand (ZAR) to the USD and Australian dollar (AUD), c) the GBP to the Danish kroner (DKK) and the Swiss franc (SEK), and d) the USD to the Indian rupee (INR), the Thai baht (THB), and the Turkish lira (TRY). We continue to work to reduce the effect of foreign currency exposures in order to record neither a gain nor a loss on our foreign currency transactions. Where possible, we identify currency fluctuation exposures and attempt to mute their impact through the effective use of derivative instruments. Our future levels of losses or gains on foreign currency transactions and derivatives will depend on fluctuations in the currency rates we are exposed to as well as the hedging activities we undertake, if any.

The fluctuations in Other, net between each year of 2009 to 2011 reflect the effectiveness of the actions we have taken, or not taken as the case may be, to hedge our currency exposures.

Income taxes

The largest factors giving rise to the changes in our effective income tax rates between years lies in the amount of depletion deductions and income generated in domestic versus foreign jurisdictions, which have lower tax rates. A schedule reconciling the U.S. federal statutory income tax rate to our effective rate is included in Note 7 of the Notes to Consolidated Financial Statements.

Our effective income tax rate was 28.6%, 31.5%, and 13.4% in 2011, 2010, and 2009, respectively. Our effective tax rate in 2011 is less than that in 2010 due to the fact that 2010 includes expenses of $2.7 million to reserve for income tax benefits in our foreign operations which may not be realized.

As compared to 2009, income tax expense in 2010 increased due to the aforementioned $2.7 million reserve. In addition, 2009 benefitted from the fact that a greater portion of our income was generated in our foreign operations, an approximate $3.3 million benefit, and the resolution to certain audit matters. The resolution of the matters resulted in increased income taxes upon settlement (a $2.1 million increase in expense) and the elimination of a reserve for certain uncertain tax matters (a $3.0 million benefit).

Income (loss) from affiliates and joint ventures

In 2010, we recorded losses of $7.2 million and $6.9 million from our Russian and Belgian joint ventures, respectively, which accounted for the overall loss from our affiliates and joint ventures. We recorded an impairment on our investment in the Russian joint venture due to the continued poor financial performance of that entity which was not expected to recover. Our Belgian joint venture impaired its fixed assets due to its inability to generate profits and our opinion that it will not be able to do so given the fundamentals of the business and the environment in which it operates. Our investments in these ventures was reduced to zero as of December 31, 2010.

In 2011, we sold our Belgian and Russian joint ventures and recorded $1.4 million of income from these ventures in this year.

Excluding our investments in Russia and Belgium, we recorded income of $4.1 million, $2.8 million and $1.8 million from our affiliates and joint ventures in each of 2011, 2010 and 2009, respectively. Income generated from these investments increased in each of 2010 and 2011 due to improved financial performance of our Japanese joint venture and our Mexican joint venture. The Japanese venture has benefitted from the economic recovery in Japan in 2010 and increased sales of environmental segment related products after the tsunami in March 2011. Our Mexican joint venture has experienced improved performance due to its laundry care business.

Income (loss) on discontinued operations

In 2011, we sold our domestic contracting services business due to its continued poor financial performance. The amounts reflected in Income (loss) from discontinued operations relate solely to these domestic operations, and, as of December 31, 2011, our Consolidated Balance Sheet includes a $6.3 million receivable owed to us as a result of the sale of these operations.

Net income attributable to AMCOL shareholders

The increase in net income attributable to AMCOL shareholders in 2011 is due to the increased operating profit performance of our minerals and materials and oilfield services segments. See a discussion of each segment for factors affecting each of them. In 2011, the increase is not only due to the improved operating performance offset affected by the increased interest expense and benefited by the increase in income from affiliates and joint ventures.

The decrease income attributable to AMCOL shareholders in 2010 is generated from the favorable increase in operating profit being offset by increased income tax expense and losses from joint ventures and affiliates, all as previously discussed.

Earnings per share (diluted)

Our weighted average number of shares of common stock and common stock equivalent shares outstanding increased 1.9% in 2011 and 1.7% in 2010 due to exercises of stock compensation awards. The increases have reduced our diluted earnings per share by $0.03 in each of 2011 and 2010. The remaining fluctuations in our diluted earnings per share results from the changes in Net income attributable to AMCOL shareholders, as previously discussed.

Segment Reviews

The following discussions highlight the operating results for each of our five segments. Unless otherwise stated, the fluctuations in operating profit and operating profit margin reflect the changes in gross profit, gross margin, and SG&A expenses.

Minerals and Materials Segment

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	Year Ended December 31,
Minerals and Materials	2011		2010		2009		2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Net sales	$481,898	100.0%	$429,270	100.0%	$336,172	100.0%	12.3%	27.7%
Cost of sales	363,040	75.3%	330,297	76.9%	264,545	78.7%

Gross profit	118,858	24.7%	98,973	23.1%	71,627	21.3%	20.1%	38.2%
Selling, general and administrative expenses	49,776	10.3%	44,393	10.3%	36,838	11.0%	12.1%	20.5%

Operating profit	69,082	14.4%	54,580	12.8%	34,789	10.3%	26.6%	56.9%

Revenues Originating From - Minerals and Materials	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2011	59.1%	19.3%	21.6%	100.0%
2010	61.9%	18.1%	20.0%	100.0%
2009	62.8%	20.1%	17.0%	100.0%

	000000000000	000000000000	000000000000	000000000000	000000000000
Minerals and Materials Product Line Sales	Year Ended December 31,
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Metalcasting	$251,486	$204,577	$139,849	22.9%	46.3%
Specialty materials	105,798	107,287	97,989	-1.4%	9.5%
Pet products	55,999	61,971	66,441	-9.6%	-6.7%
Basic minerals	54,615	48,886	27,901	11.7%	75.2%
Other product lines	14,000	6,549	3,992	113.8%	64.1%

Total	481,898	429,270	336,172

Overall trends

Revenues in our Asia-Pacific region continue to comprise a greater portion of our overall revenues due to growth in that region, especially China. In addition, our chromite operations in South Africa started to make a significant contribution to revenues in 2011 – they increased $20.7 million in 2011 and account for the increase in EMEA revenues as a percentage of our total revenues.

Our metalcasting revenues have continued to increase each year from 2009 as we continue to see strong demand from the automobile and heavy equipment industries. This is especially true in the USA and China, our two largest markets. In addition, this product line includes sales of our core chromite products, which generated sales of $5.7 million, $9.1 million, and $33.7 million in 2009, 2010, and 2011, respectively.

Our pet product sales have decreased in the three year period due mostly to two factors: a $2.2 million decrease in bulk sales in 2010 and a $3.6 million decrease in sales to a large, big box retailer in 2011. The bulk sales decreased due to price sensitivity from one of our customers after we increased our selling prices. In addition, one of our big box retailers underwent an internal product re-launch, which adversely affected our sales, and is also shifting its focus towards proprietary branded product rather than its private labeled product we supply.

Basic minerals includes revenues principally from our petroleum or drilling products and agriculture products. Our petroleum product revenues have increased from $15.2 million in 2009 to $29.1 million in 2011 due to increased drilling activities for oil and gas wells. Our agriculture products, primarily additives for animal feed, have increased in revenues from $4.8 million in 2009 to $11.0 million in 2011 due principally to increased demand from a European customer.

Our other product line is comprised mostly of environmental segment products sold by entities in our minerals and materials segment in geographic markets where the environmental segment does not have a presence.

2011 vs. 2010

In 2011, our minerals and materials segment continued its strong performance from 2010 for largely the same reasons. Sales increased in three of our product lines: metalcastings by $46.9 million, basic minerals by $5.7 million (due to growth in our agriculture products), and other product lines by $7.5 million (due to increased sales of environmental segment products in Turkey). We continued to raise selling prices around the world, but most significantly in the USA and Asia Pacific due to the strong demand for our metalcasting products. In addition, we increased our volumes as well, led by demand for new chromite product from our South Africa mine.

Our gross profits increased due to the increase in sales, and gross margins increased 160 basis points. However, the 2010 gross margin was depressed due to the inclusion of $6.3 million of costs included within cost of sales that we believe were unusual and resulted from operational issues in our domestic personal care business. Excluding this $6.3 million from 2010 results, the 2010 gross margin would have been 24.5%, or roughly equivalent to the 24.7% experienced in 2011. The relatively stable gross margin reflects selling price increases, as previously noted, substantially offset by increases in production costs, such as fuel, transportation rates, and other raw materials.

SG&A expenses increased in 2011 to support the growth in business. Approximately $2.8 million of the increase resulted from headcount, compensation and benefits increases, and $3.1 million of the amount resulted from increases in support functions and investments.

2010 vs. 2009

Our minerals and materials segment achieved strong performance in 2010 mostly due our metalcasting business and our businesses within the Asia Pacific region. Sales to the metalcasting market increased 46% in 2010 as demand for automobiles, heavy equipment, and related castings increased following the global economic recovery from the recession in 2008-2009. Also, our businesses in the Asia Pacific region continue to benefit from investments we’ve made in that region and our basic minerals division experienced a strong increase in sales due to increased demand for drilling fluids for oil and gas well drilling.

The increase in sales led to the increase in gross profits. Nearly all of the increase in metalcasting sales was due to increased volumes. Given our emphasis on streamlining operations over the last several years, we were able to achieve these volumes with greater production efficiencies, leading to enhanced gross margins. We did, however, have $6.3 million of costs included within cost of sales that we believe were unusual and resulted from operational issues in our domestic personal care business.

SG&A expenses increased mostly due to increased employee headcount, employee compensation, and employee benefit expenses.

Environmental Segment

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
Environmental	Year Ended December 31,
	2011		2010		2009		2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Net sales	$246,385	100.0%	$220,598	100.0%	$203,231	100.0%	11.7%	8.5%
Cost of sales	173,032	70.2%	152,450	69.1%	132,836	65.4%

Gross profit	73,353	29.8%	68,148	30.9%	70,395	34.6%	7.6%	-3.2%
Selling, general andadministrative expenses	54,912	22.3%	48,334	21.9%	45,305	22.3%	13.6%	6.7%

Operating profit	18,441	7.5%	19,814	9.0%	25,090	12.3%	-6.9%	-21.0%

Revenues Originating From - Environmental	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2011	45.0%	49.0%	6.0%	100.0%
2010	44.9%	45.9%	9.2%	100.0%
2009	44.7%	47.6%	7.7%	100.0%

	000000000000	000000000000	000000000000	000000000000	000000000000
	Year Ended December 31,
Environmental Product Line Sales	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Lining technologies	$103,458	$107,974	$101,370	-4.2%	6.5%
Building materials	76,144	57,220	54,724	33.1%	4.6%
Contracting services	35,407	31,075	25,519	13.9%	21.8%
Drilling products	31,376	24,329	21,618	29.0%	12.5%

Total	246,385	220,598	203,231

2011 vs. 2010

Approximately 20% of the growth in revenues was derived from favorable foreign currency exchange rate movements, mostly between the USD and the PLN and GBP, with the remainder coming from organic growth.

Our building materials product line generated significant increases in revenues due to the launching of new products that utilize polymer technologies as opposed to mineral technologies. Also increasing sales is the improvement made in our distribution network in our foreign markets. Our drilling product line also experienced strong revenue growth due to increased sales of value added, polymer based products and expansion into new geographic markets in Europe. The contracting services revenue included in our product line sales represents revenues earned overseas as we sold our domestic contracting services business in 2011; in the near future we intend to reduce our footprint in our Irish contracting services product line by closing the facility providing those services.

Gross profits increased due to the increase in sales. Gross profit margins, however, decreased 110 basis points due to increased production and raw material costs. In the US, we experienced increased overhead costs as volumes decreased, thereby spreading the overhead costs amongst a smaller population of products produced. In Europe, resin costs increased to levels not seen in recent years and production costs increased as a result of the need to reduce the moisture content of minerals used in production.

SG&A expenses increased $6.6 million, most of which occurred in the US and Europe. Approximately 14% of the total increase relates to fluctuations in foreign currency exchange rates between the USD and other European currencies. In Europe, we recorded $1.2 million as a bad debt expense for a contracting services customer in our Irish branch, which we intend to close in 2012. We also had $0.7 million of increased legal expenses. In the US, employee compensation increased $1.6 million due to improved performance of our building materials and drilling product lines. We also increased expenses by $0.9 million to expand our product lines, including establishing a presence in India.

2010 vs. 2009

Base business accounted for 80% of the increase in net sales. Favorable foreign currency exchange rate movements, mostly of the U.S. dollar versus the Polish zloty and the British pound, and acquisitions split the remaining growth.

Although we do not believe the construction market has fully recovered, the growth in revenues in 2010 occurred across all product lines in response to increased construction activity and a general increase in economic activity. In addition, we’ve also increased our contracting services business in Europe by installing our products on job sites, especially as they relate to government infrastructure projects.

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

Oilfield Services Segment

Oilfield Services	Year Ended December 31,
	2011		2010		2009		2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Net sales	$193,632	100.0%	$154,621	100.0%	$119,821	100.0%	25.2%	29.0%
Cost of sales	138,778	71.7%	110,681	71.6%	81,101	67.7%

Gross profit	54,854	28.3%	43,940	28.4%	38,720	32.3%	24.8%	13.5%
Selling, general and administrative expenses	34,973	18.1%	29,322	19.0%	25,967	21.7%	19.3%	12.9%

Operating profit	19,881	10.2%	14,618	9.4%	12,753	10.6%	36.0%	14.6%

Revenues Originating From - Oilfield services	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2011	87.4%	4.4%	8.2%	100.0%
2010	83.8%	4.4%	11.7%	100.0%
2009	89.2%	3.3%	7.5%	100.0%

Overall trends

Our oilfield services segment is comprised of various product lines which differ in their proprietary technology, the demand for their services, and the location of where services are performed. Our most value added and greatest margin services center around our proprietary water treatment technologies. After the Deepwater Horizon oil spill (unrelated to our company) in April 2010, less oil well drilling activity has occurred in the Gulf of Mexico and thus the demand for our water treatment services has decreased. As a result of the decrease for offshore services, many oilfield service providers relocated assets to onshore activities, thereby increasing the supply and decreasing the price for those services.

However, recent technologies in horizontal drilling (a service we do not provide) have allowed oil and gas producers to increase the productivity of oil and gas wells in shale regions. Our coil tubing services provide oil and gas producers the ability to increase production of their already horizontally drilled wells through a process called hydraulic fracturing or “fracking”, whereby they create holes / fractures in the shale bed to increase the flow of oil and gas reserves to the well head. Thus, we have experienced significant growth in our coil tubing services, which provide service technologies to the well operators to aid in the fracking process. Currently, we are focused on providing coil tubing services to oil well as opposed to gas well operators.

We have typically entered our foreign markets by securing contracts and forming relationships with large exploration and production companies in a particular region, especially in Brazil and Australia. The fluctuations in revenue derived from our Asia Pacific region as a percentage of total revenues reflects the $5.5 million of revenues earned in our Australia facility from two large customer contracts that ended in 2010.

2011 vs. 2010

Approximately 62% of the increase in revenues occurred in our coil tubing services due to the growth in fracking jobs in the US shale regions, primarily in Texas and Louisiana where our services and equipment are based. The remaining growth occurred primarily in our well testing services and pipeline services. Well testing is benefitting from increased demand in the shale regions due to the growth in production there and an increase in offshore work as compared to the significant depression of activity in the Gulf of Mexico in 2010 after the Horizon spill. Pipeline services are benefitting from increased demand due to increased prices for oil.

Gross profits increased with the increase in revenues and gross margins remained fairly stable.

Approximately half of the increase in SG&A expenses is due to increased employee compensation, mostly variable components such as commissions and bonuses, due to the improved financial performance of the segment. The remaining increase is comprised of various factors (such as increased sales and use tax expenses, information technology equipment expenses, and increased selling expenses related to gaining new business from customers) that are each individually insignificant.

2010 vs. 2009

Nearly all of the growth in revenues was derived organically, and our coil tubing operations accounted for approximately half of the increase. In 2010, we restructured our coil tubing operations and management which, when combined with the resurgence in activity within our onshore domestic market, led to significant increases in revenues and profitability. The remaining increase in revenues was derived from our foreign operations, which has been an area of focus for us. For example, our Australian facility generated $5.5 million of revenue from two large contracts in that region.

Gross profit increased due to the increased revenues and increased margins generated from our coil tubing operations. Overall, however, our gross margins decreased due to decreases in our other service lines. This segment experienced a significant decrease in margins in the first quarter of 2010 resulting from a decrease in revenues in our larger service offerings, such as filtration and well testing, which contain a greater fixed cost structure. The decrease in margins from the first quarter was difficult to overcome throughout the rest of the year when compared to a full year’s activity in 2009. In addition, 2010 had a decrease in the mix of services as revenues were less concentrated in higher profit businesses, such as our pipeline and filtration services, partly due to the drilling moratorium that existed for much of 2010 after the Horizon accident. The last factor affecting the decrease in margins across other business lines was an increase in costs to service some customers in international markets.

GS&A expenses increased due to increased employee compensation and benefits as well as increased bad debt expenses.

Transportation Segment

Transportation	Year Ended December 31,
	2011		2010		2009		2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Net sales	$54,113	100.0%	$52,225	100.0%	$46,642	100.0%	3.6%	12.0%
Cost of sales	47,972	88.7%	46,360	88.8%	41,114	88.1%

Gross profit	6,141	11.3%	5,865	11.2%	5,528	11.9%	4.7%	6.1%
Selling, general and administrative expenses	3,900	7.2%	3,435	6.6%	3,365	7.2%	13.5%	2.1%

Operating profit	2,241	4.1%	2,430	4.6%	2,163	4.7%	-7.8%	12.3%

2011 vs. 2010

In 2011, revenues increased due to $3.1 million of increased fuel surcharges, which overshadowed the decrease in overall number of loads shipped. The number of loads shipped reflects a change in supply as opposed to a change in demand as competition for drivers has increased with the growth in jobs, mostly in the oil and gas industry due to the growth in fracking work in the North Dakota shale and surrounding region. Gross profits increased due to the increase in sales.

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

Corporate Segment

	Year Ended December 31,
Corporate	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Intersegment sales	$(33,659)	$(15,677)	$(14,002)
Intersegment cost of sales	(33,328)	(15,677)	(14,002)

Gross profit	(331)	-	-
Corporate selling, general and administrative expenses	21,661	21,401	21,918	1.2%	-2.4%

Operating loss	(21,992)	(21,401)	(21,918)

Intersegment sales occur most notably for sales a) from our transportation segment to our minerals and materials and environmental segments and b) from our minerals and materials segment to our environmental and oilfield services segments. Intersegment sales and costs reported above reflect the elimination of these transactions and are related to changes in sales in each of these businesses. As evidenced by the small amount of gross profit eliminated above, these intersegment sales are not material to the individual segments or their operating profit, our measure of segment performance.

In general, our corporate SG&A costs include costs for our corporate executive team, public company stewardship expenses, and certain centralized administration costs, especially as they relate to human resource, information technology, corporate research and development, and finance functions.

2011 vs. 2010

Excluding the $2.7 million of expenses incurred in 2010 for the retirement of our former CEO, SG&A expenses increased $2.9 million. The increase relates to expenses incurred to address issues at our South African operations, increased expenses associated with overseeing strategic initiatives in our foreign operations, and increased infrastructure expenses to support our overall operations, such as new human resource management initiatives.

2010 vs. 2009

SG&A expenses in 2010 include approximately $2.7 million of costs associated with the retirement of our former CEO. Excluding these expenses, SG&A costs decreased largely due to decreased employee benefit costs.

Consolidated Balance Sheet Review

The following paragraphs under this Consolidated Balance Sheet Review heading discuss the fluctuations in and balances of certain asset, liability and equity components of our Consolidated Balance Sheet as of December 31, 2011 as compared to the amounts as of December 31, 2010.

Our total assets increased by $43.6 million in 2011 to $842.7 million. We increased our investment in non-cash working capital by $48.9 million due to increases in our inventory ($39.1 million) and accounts receivable ($12.9 million) to support our revenue growth. We also increased our investment in property, plant and equipment, mostly in our oilfield services and minerals and materials segments, to help grow and maintain those businesses. We funded these investments mainly through profits from our operations as well as additional borrowings on our revolving debt facility.

The $9.6 million decrease in our mineral rights assets reflects the decreased value, as opposed to decreased quantity, of chromite mineral rights stemming from the devaluation of the ZAR versus the USD, our reporting currency.

The $7.4 million increase in our investments and advances to joint ventures and affiliates reflects advances we made to Ashapura Volclay Limited, one of our Indian investments, to provide necessary capital for expanded production capabilities as well as the inclusion of our Mexican investment in this account after we deconsolidated it in 2011.

Our available-for-sale securities reflect the value of our equity ownership in Ashapura Minechem Limited (Ashapura), a company listed on the Bombay stock exchange, and decreased $10.4 million in value as a result of the decrease in value of that stock as quoted on the exchange.

Our pension liabilities increased $13.5 million from prior year end mainly due to unfavorable changes in the discount rate and return on asset assumptions underlying estimates used to calculate those liabilities.

Our accumulated other comprehensive income decreased $43.9 million, of which $24.6 million relates to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation. The exchange rates between the USD and the functional currencies of several of our entities, including the ZAR and TRY, have fluctuated significantly, causing the majority of the decrease. In addition, the other items included in our Statement of Other Comprehensive Income, such as unrealized losses on our available-for-sale securities and pension adjustments, accounted for an additional $17.9 million of the decrease, net of tax.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue new debt instruments, an ability to lease equipment, and borrowings from our revolving credit facility have historically been our sources of funds to provide working capital, make capital expenditures, acquire businesses, repurchase common stock, and pay dividends to shareholders. We believe cash flows from operations and borrowings from the unused portion of our committed credit facility will be adequate to support our business needs for the foreseeable future. Should the need arise or should we choose to, we can issue additional equity or debt instruments on a publicly traded securities exchange via a shelf registration which became effective with the SEC in January 2010.

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

Cash flows from operating activities have varied over the last three years due to fluctuations in working capital levels, net income, and other non-cash items, such as depreciation expense and undistributed losses (earnings) from affiliates and joint-ventures. These undistributed losses (earnings) represent the non-cash income or loss that we record in our Consolidated Statement of Operations, adjusted for distributions or dividends received from our joint-ventures.

In periods of growth, such as in 2011 and 2010, our working capital levels increase a) as our receivables grow in response to increased sales and b) as we invest in incremental inventory levels to meet the growing demand for our products. However in 2009, our working capital levels decreased as the economic recession weakened demand for our products. Non-cash working capital was approximately $270.5 million and $221.8 million as of December 31, 2011 and 2010, respectively. The current ratio (current assets divided by current liabilities) was 3.5-to-1 and 3.2-to-1 as of the end of 2011 and 2010, respectively.

Our cash flows from investing activities largely depend upon our levels of capital expenditures and acquisitions of new businesses. Capital expenditure in 2011, 2010 and 2009 were $61.2 million, $47.3 million, and $60.4 million, respectively. Capital expenditure included approximately $8.2 million and $14.9 million in 2011 and 2010, respectively, of expenditures in relation to our chromite operations in South Africa after having purchased a mine there in 2009. Capital expenditure in 2009 included $23.0 million of expenditure to acquire the chromite mineral rights and begin constructing a plant there to process the chromite. Excluding the expenditures relating to our South Africa operations, the majority of our remaining capital expenditure in all three years occurred in our oilfield services segment (to increase the size of our equipment fleet) and our minerals and materials segment (mostly for maintenance capital to ensure stability as the business experiences growth).

Cash provided by financing activities is largely dependent upon our needs for external capital and uses of internally generated capital. In 2011 and 2010, we borrowed more debt (net of repayments) to fund our activities as previously mentioned. In 2009, we generated significant cash flow from operations which we used to pay down external debt (net of borrowings).

In financing activities, our dividends have fluctuated with our outstanding share levels as dividends declared remained constant at $0.72 per share in 2011, 2010 and 2009. The purchase of non-controlling interest as shown in our cash flow statement in 2010 relates to the purchase of the remaining 47% minority interest in our South Africa subsidiary from its previous owner.

As of December 31, 2011, we had net outstanding debt (net of cash and cash equivalents) of $237.0 million versus $208.9 million at the end of the prior year. Total long-term debt represented 39%, 37%, and 35% of total capitalization at December 31, 2011, 2010 and 2009, respectively. We attempt to have a majority of our debt instruments contain fixed rates of interest; we achieve this partly through the use of interest rate swap derivatives. As of December 31, 2011, 63% of our debt is fixed at an average interest rate of 5.48%; the remainder of our debt contains interest rates which vary mostly in response to changes in LIBOR.

Contractual Obligations and Off-balance Sheet Arrangements

The following schedule sets forth details of our long-term contractual obligations at December 31, 2011:

Table of Contractual Obligations (in millions)	Payments due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Bank debt and capital lease obligations	$261.4	0.7	1.0	-	259.7
Operating lease obligations	90.4	12.6	20.0	12.8	45.0
Interest rate swaps	9.0	-	0.5	2.3	6.2
Unconditional purchase obligation	5.2	5.2	-	-	-
Pension plan funding obligation	1.7	1.7
Capital expenditures	1.3	0.7	0.6	-	-
Other liabilities	0.5	0.5	-	-	-

Total contractual cash obligations	369.5	21.4	22.1	15.1	310.9

Amounts included within our financial statements

At December 31, 2011, long-term debt on our Consolidated Balance Sheet includes bank debt of approximately $179.1 million due under our revolving credit agreement, which was terminated and replaced by a new agreement in January 2012 that provides a borrowing commitment from various lenders of $300 million and matures in January 2017. Long-term debt also includes $125 million of debt for our senior notes, of which $75 million are payable at maturity on April 2, 2017 and $50 million are payable at maturity on April 29, 2020. Payments relating to these debt instruments are included in the Bank debt and capital lease obligations in the Table of Contractual Obligations. Further information about these debt instruments is included in our Notes to Consolidated Financial Statements.

We have recorded a liability of $9.0 million for interest rate swap derivatives which effectively hedge the variable interest rate of our senior notes and a portion of our debt under our revolving credit agreement. The amounts included in the table above will most likely differ from the amount at maturity due to future changes in the fair value of the interest rate swap, which is largely dependent upon changes in interest rates and market expectations. Further information about these interest rate swap derivatives is included in our Notes to Consolidated Financial Statements.

We have committed to contribute $1.7 million of cash to our defined benefit pension plan in 2012.

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

Amounts excluded from our financial statements

Operating leases relate to non-cancelable obligations for corporate facilities, transportation equipment, machinery and equipment, computer and office equipment, automobiles, and office and plant facilities. Included in the table of contractual obligations are amounts for rent due under our operating lease commitment for our corporate facility, which requires lease payments in 2012 of $2.7 million with 2% annual increases thereafter through December 2028, the end of the lease term. Additional information regarding operating leases is disclosed in our Notes to the Consolidated Financial Statements.

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

At December 31, 2011, we had outstanding standby letters of credit of $3.7 million and outstanding performance bonds of $27.7 million, neither of which are included in our table of contractual obligations. These letters of credit and bonds typically serve to guarantee performance to customers under long-term service contracts within our construction service product line and guarantee performance of our obligations related to land reclamation and worker’s compensation claims. We have recognized the estimated costs of our obligations related to land reclamation and workers’ compensation claims in our consolidated balance sheets as of December 31, 2011 and 2010.

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

Exchange Rate Sensitivity

As we operate in over 25 countries with many international subsidiaries, we are exposed to currency fluctuations related to manufacturing and selling our products and services. This foreign currency risk is diversified and involves assets, liabilities and cash flows denominated in currencies other than the USD. Our major foreign currency exposures involve our subsidiaries in Europe, Southeast Asia, and South Africa, although all foreign subsidiaries are subject to foreign currency exchange rate risk versus the USD. Exchange rates between these currencies and the USD have fluctuated significantly in recent years and may continue to do so in the future.

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs as well as same currency assets versus same currency liabilities. We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk. From time to time, we also use derivative instruments to reduce these foreign currency exchange rate risks. At December 31, 2011, we did not have any foreign currency derivative contracts outstanding.

Assets and liabilities of our international subsidiaries are translated to their parent company’s reporting currency at current exchange rates during consolidation; gains and losses stemming from these translations are included as a component of Other Comprehensive Income and reported within Accumulated Comprehensive Income within our consolidated balance sheet. Income and expenses of our international subsidiaries are translated at average exchange rates for the period and, when included within retained earnings in the balance sheet at current exchange rates, the differences to those average exchange rates is included within Other Comprehensive Income and reported within Accumulated Comprehensive Income. When our subsidiaries transact business in currencies other than their functional currency, those transactions are revalued in their functional currency and differences resulting from such revaluations are included within Other income, net within our Consolidated Statement of Operations.

We can calculate the effect that changes in exchange rates would have on our total assets and net income. This calculation cannot be extrapolated to actual results that might occur because changes in the relationship of exchange rates may also impact other assumptions and calculations, such as the income tax expense, which may counteract the sensitivities. Notwithstanding and holding all other variables constant, a 10% increase in the year-end exchange rates and a 10% increase in our annual average exchange rates would result in a 5% and 1% increase in our total assets and net income to AMCOL shareholders, respectively. These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes.

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

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
(US$ equivalent in thousands)
Short-term debt:
Fixed rate (USD)	$542	$-	$-	$-	$-	$-	$542
Interest rate	4.18%	-	-	-	-	-	4.18%
Fixed rate (PLN)	142	-	-	-	-	-	142
Interest rate	4.00%	-	-	-	-	-	4.00%
Fixed rate (Euro)	54	-	-	-	-	-	54
Interest rate	4.00%	-	-	-	-	-	4.00%
Long-term debt:
Fixed rate - Senior notes (USD)	-	-	-	-	-	125,000	125,000
Average interest rate	-	-	-	-	-	5.61%	5.61%
Variable rate - Revolver (USD)	-	-	-	-	-	79,800	79,800
Average interest rate	-	-	-	-	-	2.12%	2.12%
Fixed rate - Revolver (USD)	-	-	-	-	-	33,000	33,000
Average interest rate	-	-	-	-	-	4.90%	4.90%
Variable rate - Other (USD)	-	-	-	-	-	6,564	6,564
Average interest rate	-	-	-	-	-	2.13%	2.13%
Fixed rate - Other (USD)	-	550	226	-	-	-	776
Interest rate	-	4.15%	3.77%	-	-	-	4.04%
Fixed rate (THB)	-	-	-	-	-	4,713	4,713
Interest rate	-	-	-	-	-	6.31%	6.31%
Variable rate (GBP)	-	-	-	-	-	1,855	1,855
Average interest rate	-	-	-	-	-	2.79%	2.79%
Variable rate (RMB)	-	-	-	-	-	2,361	2,361
Interest rate	-	-	-	-	-	7.35%	7.35%
Variable rate (AUD)	-	-	-	-	-	916	916
Average interest rate	-	-	-	-	-	6.28%	6.28%
Variable rate (Euro)	-	-	-	-	-	5,335	5,335
Average interest rate	-	-	-	-	-	2.84%	2.84%
Fixed rate (Euro)	-	20	-	-	-	131	151
Average interest rate	-	4.00%	-	-	-	3.75%	3.78%
Fixed rate (PLN)	-	110	53	33	3	-	199
Interest rate	-	4.00%	4.00%	4.00%	4.00%	-	4.00%

Total	738	680	279	33	3	259,675	261,408

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

Euro & Sovereign Debt Risk

Certain countries that have adopted the Euro as their currency have experienced financial difficulty in 2011 and are in the process of stabilizing their finances through various measures, which may include such drastic measures as defaulting on their debt or adopting a different currency as their national currency. While we do not believe we have significant financial risk resulting from any of these situations, we cannot predict the disruption that would occur to the European markets in which we compete if such drastic measures were taken.

We do not have any material credit risk with sovereign governments currently facing this situation as we do not sell our products to them. We do, however, sell to customers in these countries, but we believe our risk associated with these customers is not material. In addition, one bank that loans us money pursuant to our revolving credit facility is partially owned by a foreign government, but we believe we would be able to secure other sources of funding should this bank be unable to make loans to us under the credit facility.

Item 8. Financial Statements and Supplementary Data

See the Index to Financial Statements and Exhibits and Financial Statement Schedule in Part IV of this Form 10-K. Such financial statements and schedule are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we conclude that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has audited our internal control over financial reporting as of the end of the period covered by this report as stated in their report, which appears in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited the accompanying consolidated balance sheets of AMCOL International Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOL International Corporation and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMCOL International Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited AMCOL International Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMCOL International Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMCOL International Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of AMCOL International Corporation and Subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois

February 29, 2012

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

ASSETS	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$23,698	$27,262
Accounts receivable:
Trade	191,167	178,473
Other	15,667	15,495
Inventories	146,582	107,515
Prepaid expenses	15,715	12,581
Deferred income taxes	5,918	5,553
Income taxes receivable	6,866	8,474
Other	6,655	6,211

Total current assets	412,268	361,564

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	13,881	11,591
Mineral rights	41,861	51,435
Depreciable assets	482,338	454,351

	538,080	517,377
Less: accumulated depreciation and depletion	275,503	256,889

	262,577	260,488

Goodwill	69,509	70,909
Intangible assets	36,610	42,590
Investment in and advances to affiliates and joint ventures	26,407	19,056
Available-for-sale securities	3,802	14,168
Deferred income taxes	7,783	7,570
Other assets	23,746	22,748

Total noncurrent assets	430,434	437,529

	842,702	799,093

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	December 31,
	2011	2010
Current liabilities:
Accounts payable	$56,451	$53,167
Accrued income taxes	2,679	4,104
Accrued liabilities	58,950	55,204

Total current liabilities	118,080	112,475

Noncurrent liabilities:
Long-term debt	260,670	236,171
Pension liabilities	34,840	21,338
Deferred compensation	8,927	8,686
Other long-term liabilities	19,965	19,987

Total noncurrent liabilities	324,402	286,182

Equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized; 32,015,771 shares issued in 2011 and 2010	320	320
Additional paid in capital	94,529	95,074
Retained earnings	319,538	283,189
Accumulated other comprehensive income (loss)	(14,968)	28,936

	399,419	407,519
Less:
Treasury stock (286,802 and 768,946 shares in 2011 and 2010, respectively)	3,426	8,945

Total AMCOL shareholders’ equity	395,993	398,574

Noncontrolling interest	4,227	1,862

Total equity	400,220	400,436

	842,702	799,093

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Continuing Operations
Net sales	$942,369	$841,037	$691,864
Cost of sales	689,494	624,111	505,594

Gross profit	252,875	216,926	186,270
Selling, general and administrative expenses	165,222	146,885	133,393

Operating profit	87,653	70,041	52,877

Other income (expense):
Interest expense, net	(11,519)	(9,725)	(12,118)
Other, net	311	1,147	(927)

	(11,208)	(8,578)	(13,045)

Income before income taxes and income (loss) from affiliates and joint ventures	76,445	61,463	39,832
Income tax expense	21,849	19,391	5,335

Income before income (loss) from affiliates and joint ventures	54,596	42,072	34,497
Income (loss) from affiliates and joint ventures	5,566	(11,261)	115

Income (loss) from continuing operations	60,162	30,811	34,612
Discontinued Operations
Income (loss) on discontinued operations	(916)	(887)	259

Net income (loss)	59,246	29,924	34,871

Net income (loss) attributable to noncontrolling interests	135	(423)	72

Net income (loss) attributable to AMCOL shareholders	59,111	30,347	34,799

See accompanying notes to consolidated financial statements.

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share
Continuing operations	$1.89	$1.00	$1.12
Discontinued operations	(0.03)	(0.03)	0.01

Net income	1.86	0.97	1.13

Diluted earnings (loss) per share
Continuing operations	$1.87	$0.99	$1.11
Discontinued operations	(0.03)	(0.03)	0.01

Net income	1.84	0.96	1.12

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$60,027	$31,234	$34,540
Discontinued operations, net of tax	(916)	(887)	259

Net income	59,111	30,347	34,799

Dividends declared per share	0.72	0.72	0.72

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	Total			AMCOL Shareholders			Noncontrolling Interest
Net income (loss)	$59,246	$29,924	$34,871	$59,111	$30,347	$34,799	$135	$(423)	$72
Other comprehensive income (loss) -
Pension adjustment	(13,502)	(401)	5,736	(13,502)	(401)	5,736	-	-	-
Tax benefit (expense)	4,985	160	(2,226)	4,985	160	(2,226)	-	-	-
Unrealized gain (loss) on interest rate swap agreement	(2,373)	(3,584)	2,915	(2,373)	(3,584)	2,915	-	-	-
Tax benefit (expense)	889	1,320	(1,136)	889	1,320	(1,136)	-	-	-
Unrealized gain (loss) on available-for-sale securities	(10,366)	(11,395)	24,265	(10,366)	(11,395)	24,265	-	-	-
Tax benefit (expense)	1,022	4,119	(5,141)	1,022	4,119	(5,141)	-	-	-
Foreign currency translation adjustment	(25,322)	7,203	12,876	(24,559)	6,543	12,482	(763)	660	394

Total other comprehensive income (loss)	(44,667)	(2,578)	37,289	(43,904)	(3,238)	36,895	(763)	660	394

Comprehensive income (loss)	14,579	27,346	72,160	15,207	27,109	71,694	(628)	237	466

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Equity

(In thousands, except share and per share amounts)

	AMCOL Shareholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Equity
	Number of Shares	Amount
Balance at December 31, 2008	32,015,771	$320	$86,350	$262,453	$(4,721)	$(18,196)	2,149	328,355
Net income (loss)				34,799			72	34,871
Cash dividends ($0.72 per share)				(22,052)				(22,052)
Issuance of 335,924 treasury shares pursuant shares pursuant to stock compensation plans and acquisitions			(282)			3,819		3,537
Tax benefit from employee stock compensation plans			730					730
Vesting of common stock in connection with employee stock compensation plans			2,570					2,570
Purchase of noncontrolling interest shares			(4,538)				(990)	(5,528)
Other Comprehensive income (loss)					36,895		394	37,289

Balance at December 31, 2009	32,015,771	320	84,830	275,200	32,174	(14,377)	1,625	379,772
Net income (loss)				30,347			(423)	29,924
Cash dividends ($0.72 per share)				(22,358)				(22,358)
Issuance of 472,917 treasury shares pursuant to employee stock compensation plans			2,723			5,432		8,155
Tax benefit from employee stock compensation plans			285					285
Vesting of common stock in connection with employee stock compensation plans			4,535					4,535
Purchase of noncontrolling interest shares			2,701					2,701
Other Comprehensive income (loss)					(3,238)		660	(2,578)

Balance at December 31, 2010	32,015,771	320	95,074	283,189	28,936	(8,945)	1,862	400,436
Net income (loss)				59,111			135	59,246
Cash dividends ($0.72 per share)				(22,762)				(22,762)
Issuance of 482,144 treasury shares pursuant to employee stock compensation plans			2,569			5,519		8,088
Tax benefit from employee stock compensation plans			593					593
Vesting of common stock in connection with employee stock compensation plans			4,885					4,885
Purchase of noncontrolling interest			(5,189)				(546)	(5,735)
Sale of subsidiary shares to noncontrolling interest			(3,403)		(1,390)		4,793	0
Deconsolidation of variable interest entity							(1,254)	(1,254)
Other Comprehensive income (loss)					(42,514)		(763)	(43,277)

Balance at December 31, 2011	32,015,771	$320	$94,529	$319,538	$(14,968)	$(3,426)	$4,227	$400,220

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income (loss)	$59,246	$29,924	$34,871
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	41,836	36,306	35,906
Undistributed losses (earnings) from affiliates and joint ventures	(3,931)	11,754	691
Increase (decrease) in allowance for doubtful accounts	4,397	277	(139)
Decrease (increase) in deferred income taxes	7,119	3,863	3,690
Tax benefit from employee stock plans	593	285	730
(Gain) loss on sale of depreciable assets	(807)	214	(422)
Impairment charge	110	1,045	1,980
Stock compensation expense	4,885	4,535	2,570
Excess tax benefits on stock option exercises	(716)	(436)	(639)
Other	229	(85)	(768)

(Increase) decrease in current assets, net of effects of acquisitions:
Accounts receivable	(36,919)	(47,583)	38,649
Income taxes receivable	1,594	(6,226)	1,073
Inventories	(46,977)	(11,511)	26,033
Prepaid expenses	(4,107)	2,853	(40)
Other assets	(60)	0	0
Increase (decrease) in current liabilities, net of effects of acquisitions:
Accounts payable	9,205	13,220	(1,251)
Accrued liabilities and income taxes	4,235	9,398	(11,268)
(Increase) decrease in other noncurrent assets	(736)	(3,977)	(7,590)
Increase (decrease) in other noncurrent liabilities	(566)	4,244	(1,709)

Net cash provided by operating activities	38,630	48,100	122,367

Cash flow from investing activities:
Proceeds from sale of depreciable assets	1,913	841	2,988
Proceeds from sale of corporate building	-	-	9,651
Capital expenditures	(61,029)	(47,305)	(50,767)
Capital expenditures - corporate building	-	-	(9,651)
Investments in and advances to affiliates and joint ventures	(3,387)	(2,073)	(1,387)
Proceeds from sale of interests in affiliates and businesses	6,146	-	-
Acquisition of businesses, net of cash acquired	-	(400)	(650)
Receipts from (advances to) Chrome Corp	-	-	6,000
Other	1,667	847	(216)

Net cash used in investing activities	(54,690)	(48,090)	(44,032)

Cash flow from financing activities:
Proceeds from issuance of debt	1,344,967	1,228,952	540,139
Principal payments of debt	(1,319,673)	(1,201,281)	(592,486)
Purchase of noncontrolling interest	-	(11,873)	-
Proceeds from exercise of stock awards	8,308	5,346	2,500
Excess tax benefits on stock option exercises	716	436	639
Dividends	(22,762)	(22,358)	(22,052)

Net cash provided by (used in) financing activities	11,556	(778)	(71,260)

Effect of foreign currency rate changes on cash	940	361	1,153

Net increase (decrease) in cash and cash equivalents	(3,564)	(407)	8,228
Cash and cash equivalents at the beginning of the year	27,262	27,669	19,441

Cash and cash equivalents at end of the year	23,698	27,262	27,669

Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$9,798	$9,223	$12,281

Income taxes, net	$9,610	$18,843	$2,506

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, codified in Accounting Standards Codification (“ASC”) Topic 350 – Intangibles – Goodwill and Other. ASU 2011-08 simplifies how entities test goodwill for impairment. It permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment can then be used to determine whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This ASU will not have a material impact on our financial statements when we adopted it on January 1, 2012.

In June 2011, the FASB issued ASU 2011-05, codified in ASC Topic 220 – Comprehensive Income to increase the prominence of items reported in other comprehensive income (“OCI”). This ASU requires presentation of items of net income, items of OCI and total comprehensive income either in one continuous statement or two separate but consecutive statements. This ASU does not change the items which must be reported in OCI, how such items are measured or when they must be reclassified to net income. The FASB subsequently deferred the effective date of certain provisions of this ASU pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. The adoption of this ASU on January 1, 2012 will not have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04, codified in ASC Topic 820 – Fair Value Measurements. This ASU includes amendments that clarify the intent about the application of existing fair value measurement requirements. Specifically, it requires additional disclosures for fair value measurements that are based on significant inputs. The adoption of this ASU on January 1, 2012 will not have a material impact on our financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of our domestic and foreign subsidiaries as well as variable interest entities for which we have determined that we are the primary beneficiary. We consolidate all subsidiaries in which we own more than 50% of their equity. We use the equity method of accounting to incorporate the results of our investments in companies in which we have significant influence.

Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company. Approximately 77% of the revenue elimination in the year ended December 31, 2011 and 100% of the revenue elimination in the years ending December 31, 2010 and 2009, represent the elimination of shipping revenues between our transportation segment and its domestic sister companies.

Segments

The composition of consolidated revenues by segment is as follows:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

	Percentage of Net Sales
	2011	2010	2009
Minerals and materials	51%	51%	49%
Environmental	26%	26%	29%
Oilfield services	21%	18%	17%
Transportation	6%	6%	7%
Intersegment sales	-4%	-1%	-2%

	100%	100%	100%

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

Revenue Recognition

We recognize revenue from sales of products when title passes to the customer, the customer assumes the risks and rewards of ownership, and collectibility is reasonably assured; generally, this occurs when we ship product to customers. We record allowances for discounts, rebates, and estimated returns at the time of sale and report these as reductions to revenue. We generate some sales through independent, third-party representatives. We record these sales as revenue and the commission compensation paid to the representative as an expense within selling, general and administrative expenses.

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

We record revenue from long-term construction contracts, typically generated in our environmental segment, using the percentage-of-completion method. Progress is generally based upon costs incurred to date as compared to the total estimated costs to complete the work under the contract. All known or anticipated losses on contracts are provided when they become evident. Cost adjustments that are in the process of being negotiated with customers for extra work or changes in scope of work are included in revenue when collection is reasonably assured.

Translation of Foreign Currencies

Foreign entities utilize their local currency as the functional currency. We record gains and losses resulting from foreign currency transactions in net income, and we reflect the adjustments resulting from the translation of financial statements into our reporting currency during consolidation as a component of accumulated other comprehensive income within equity. The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rates of exchange at the balance sheet dates. The statements of operations are translated using average exchange rates throughout the period.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Cash Equivalents

We classify all short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out (FIFO) method. Mineral exploration costs are expensed as incurred.

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

Property, Plant, Equipment, and Mineral Rights and Reserves

Property, plant, equipment, and mineral rights and reserves are carried at cost less accumulated depreciation and depletion. Depreciation is computed using the straight-line method for substantially all of the assets. Certain other assets, primarily field and stockpile related equipment and mineral rights and reserves, are depreciated on the units-of-production method.

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

Available-for-Sale Securities

We record available-for-sale securities at their fair value using quoted market prices. We report their unrealized gains and losses, net of applicable taxes, as a component of accumulated other comprehensive income within equity. We have one equity security that we have accounted for as an available-for-sale security as of December 31, 2011 and 2010.

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

Product Liability & Warranty Expenses

We report expenses incurred for warranty and product liability costs in general, selling and administrative expenses in our Consolidated Statement of Operations. Our warranty accrual is based on known warranty issues as of the balance sheet date as well as a reserve for unidentified claims based on historical experience.

Legal Fees

We report expenses for fees, including legal costs associated with loss contingencies, when services are performed.

Land Reclamation

We mine land for various minerals using a surface-mining process that requires the removal of overburden. In many instances, we are obligated to restore the land upon completion of the mining activity. As we remove overburden, we recognize this liability for land reclamation based on the estimated fair value of the obligation. We adjust the obligation to reflect the passage of time and changes in estimated future cash outflows.

Research and Development

Research and development costs are expensed as incurred within selling, general and administrative expenses.

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

	2011	2010	2009
Weighted average common shares outstanding for the year	31,708,949	31,178,813	30,764,282
Dilutive impact of stock equivalents	436,824	368,778	269,432

Weighted average common and common equivalent shares for the year	32,145,773	31,547,591	31,033,714

Common shares outstanding at December 31	31,728,969	31,032,791	30,773,908

Weighted average anti-dilutive shares excluded from the computation of diluted earnings per share	189,768	470,097	938,546

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

Reclassifications

Certain items in the prior years’ consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial statement presentation for 2011. These reclassifications did not have a material impact on our financial statements.

(2)	Segment, Geographic, and Market Information

We determine our operating segments based on the discrete financial information that is regularly evaluated by our chief operating decision maker, our President and Chief Executive Officer, in deciding how to allocate resources and in assessing performance. Intersegment sales are not material and are eliminated in the corporate segment. Our reportable measure of profit or loss for each segment is operating profit, which is defined as net sales less cost of sales and selling, general and administrative expenses related to a segment’s operations. The costs deducted to arrive at operating profit do not include several items, such as net interest expense or income taxes.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Our five segments are as follows:

•

Minerals and materials - mines, processes and distributes minerals and products for use in various industrial and consumer markets, including metalcasting, pet care, laundry care, and drilling industries;

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
•

Corporate - intersegment sales are eliminated in our corporate segment. These are most notably sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments. Corporate segment also includes expenses associated with certain research and development, management, benefits and information technology activities.

Segment assets are those assets used within each segment. Corporate assets include assets used in the operation of this segment as well as those used by or shared amongst our segments, including cash and cash equivalents, certain fixed assets, assets associated with certain employee benefit plans, and other miscellaneous assets.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table sets forth certain financial information as of and for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net sales:
Minerals and materials	$481,898	$429,270	$336,172
Environmental	246,385	220,598	203,231
Oilfield services	193,632	154,621	119,821
Transportation	54,113	52,225	46,642
Intersegment sales	(33,659)	(15,677)	(14,002)

Total	942,369	841,037	691,864

Operating profit (loss):
Minerals and materials	$69,082	$54,580	$34,789
Environmental	18,441	19,814	25,090
Oilfield services	19,881	14,618	12,753
Transportation	2,241	2,4302	2,163
Corporate	(21,992)	(21,401)	(21,918)

Total	87,653	70,041	52,877

Assets:
Minerals and materials	$422,093	$402,640	$384,896
Environmental	161,373	160,053	151,265
Oilfield services	194,408	173,239	145,981
Transportation	3,912	4,071	3,552
Corporate	60,916	59,090	48,566

Total	842,702	799,093	734,260

Depreciation, depletion and amortization:
Minerals and materials	$20,082	$17,165	$16,122
Environmental	5,389	5,352	6,219
Oilfield services	13,363	11,888	11,767
Transportation	76	46	38
Corporate	2,926	1,855	1,760

Total	41,836	36,306	35,906

Capital expenditures:
Minerals and materials	$27,306	$29,700	$35,659
Environmental	8,343	2,557	2,325
Oilfield services	23,097	13,249	11,095
Transportation	198	92	39
Corporate	2,085	1,707	11,300

Total	61,029	47,305	60,418

Research and development expenses:
Minerals and materials	$6,488	$5,913	$5,344
Environmental	2,311	2,284	2,339
Oilfield services	238	697	659
Corporate	42	337	315

Total	9,079	9,231	8,657

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table sets forth certain geographic financial information as of and for the three years ending December 31st. EMEA includes the European, Middle East and African geographic regions. Geographic sales and operating profit are determined based on origin of the sale as opposed to destination of the sale. Inter-regional sales and operating profit are eliminated in Americas.

	0000000000	0000000000	0000000000
	2011	2010	2009
Sales to unaffiliated customers shipped from:
Americas	$589,277	$531,133	$441,483
EMEA	220,067	185,506	168,202
Asia Pacific	133,025	124,398	82,179

Total	942,369	841,037	691,864

Operating profit from sales from:
Americas	$57,088	$45,818	$27,236
EMEA	12,543	6,455	14,124
Asia Pacific	18,022	17,768	11,517

Total	87,653	70,041	52,877

Accounts receivable in:
Americas	$111,704	$108,324	$76,723
EMEA	54,245	47,318	41,401
Asia Pacific	40,885	38,326	30,136

Total	206,834	193,968	148,260

Property, plant, equipment, and mineral rights and reserves in:
Americas	$115,720	$110,198	$108,352
EMEA	98,067	100,680	80,693
Asia Pacific	48,790	49,610	47,201

Total	262,577	260,488	236,246

Identifiable assets in:
Americas	$420,973	$433,130	$453,894
EMEA	282,163	252,065	197,897
Asia Pacific	139,566	113,898	82,469

Total	842,702	799,093	734,260

Net sales by product line for each fiscal year are as follows:

	0000000000	0000000000	0000000000
	2011	2010	2009
Metalcasting	$251,467	$204,577	$139,849
Oilfield services	193,632	154,621	119,821
Specialty materials	105,788	107,287	98,097
Lining technologies	104,220	110,614	103,046
Building materials	80,686	58,860	55,823
Pet products	55,924	61,971	66,441
Basic minerals	55,088	49,199	27,901
Contracting services	35,992	31,075	25,519
Drilling products	31,385	26,285	22,727
Transportation	54,113	52,225	46,642
Intersegment shipping revenue	(25,926)	(15,677)	(14,002)

Total	942,369	841,037	691,864

We generate revenues based on sales of products, provision of services and rental equipment, and shipment of goods to customers. A breakdown of each of these revenue generating activities and their related cost of goods sold for each of the past three years ending December 31 is shown in the following table.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

	2011	2010	2009
Net sales by source
Net sales of tangible goods	$709,020	$636,562	$522,530
Services revenues	205,162	167,927	136,694
Freight revenues	28,187	36,548	32,640

Total	942,369	841,037	691,864

Cost of sales:
Cost of tangible goods sold	511,026	467,431	382,500
Cost of services rendered	156,422	125,997	95,982
Cost associated with freight revenue	22,046	30,683	27,112

Total	689,494	624,111	505,594

(3)	Balance Sheet Related Information

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

	2011	2010	2009
Balance at the beginning of the year	$6,034	$5,757	$5,896
Charged to expense (income)	3,307	2,405	2,561
Write-offs and currency translation adjustments	(2,746)	(2,128)	(2,700)

Balance at the end of the year	6,595	6,034	5,757

Inventories at December 31 consisted of:

	2011	2010
Crude stockpile inventories	$54,637	$35,308
In-process and finished goods inventories	65,975	47,510
Other raw material, container, and supplies inventories	25,970	24,697

	146,582	107,515

Included within Other raw material, container, and supplies inventories in the table above is our reserve for slow moving and obsolete inventory. The balance of this reserve as of and the activity for the years ended December 31 was as follows:

	2011	2010	2009
Balance at the beginning of the year	$2,730	$2,136	$1,989
Charged to costs and expenses	2,126	4,001	917
Disposals and currency translation adjustments	(2,705)	(3,407)	(770)

Balance at the end of the year	2,151	2,730	2,136

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table presents our reclamation liability at the end of and changes during each of the years presented:

	00000000000	00000000000
	2011	2010
Balance at beginning of the year	$7,529	$6,584
Settlement of obligations	(4,304)	(2,185)
Liabilities incurred and accretion expense	6,454	3,020
Currency translation adjustments	(423)	110

Balance at the end of the year	9,256	7,529

Accrued liabilities at December 31 consisted of:

	000000000	000000000
	2011	2010
Bonus	$9,752	$8,213
Employee benefits and related costs	9,961	8,498
Dividends payable	5,698	5,612
Other	33,539	32,881

	58,950	55,204

Accumulated other comprehensive income (loss) at December 31 was comprised of the following components:

	000000000	000000000
	2011	2010
Cumulative foreign currency translation	$346	$24,905
Prior service cost on pension plans (net of tax benefit of $113 in 2011 and $134 in 2010)	(195)	(232)
Net actuarial loss on pension plans (net of tax benefit of $6,944 in 2011 and $1,938 in 2010)	(11,912)	(3,358)
Unrealized loss on interest rate swap agreement (net of tax benefit of $3,329 in 2011 and $2,440 in 2010)	(5,710)	(4,226)
Unrealized gain on available-for-sale securities (net of tax expense of $0 in 2011 and $1,022 in 2010)	2,503	11,847

	(14,968)	28,936

(4)	Property, Plant, Equipment and Mineral Rights and Reserves

Property, plant, equipment and mineral rights and reserves consisted of the following:

	December 31,
	2011	2010
Mineral rights and reserves	$41,861	$51,435
Land	13,881	11,591
Buildings and improvements	95,388	86,410
Machinery and equipment	362,043	352,768
Construction in progress	24,907	15,173

	538,080	517,377

The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements	3-50 years
Machinery and equipment	1-25 years

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Depreciation and depletion were charged to income as follows:

	2011	2010	2009
Depreciation expense	$34,969	$30,039	$28,872
Depletion expense	2,084	1,211	365

	37,053	31,250	29,237

(5)	Goodwill and Intangible Assets

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Minerals and Materials	Environmental	Oilfield Services	Consolidated

Balance at December 31, 2009	$18,426	$21,762	$30,968	$71,156

Change in goodwill relating to:
Acquisitions	-	761	-	761
Foreign exchange translation	(225)	(783)	-	(1,008)

Total changes	(225)	(22)	-	(247)

Balance at December 31, 2010	18,201	21,740	30,968	70,909

Change in goodwill relating to:
Sale of business	-	(156)	-	(156)
Foreign exchange translation	(817)	(427)	-	(1,244)

Total changes	(817)	(583)	-	(1,400)

Balance at December 31, 2011	17,384	21,157	30,968	69,509

Intangible assets were as follows:

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangibles subject to amortization:
Trademarks	$1,623	$(1,533)	$90	$1,690	$(1,283)	$407
Patents	6,890	(6,807)	83	6,824	(6,701)	123
Customer related assets	47,069	(19,678)	27,391	48,460	(16,710)	31,750
Non-compete agreements	2,153	(2,053)	100	2,195	(2,051)	144
Developed technology	4,040	(1,998)	2,042	4,040	(1,592)	2,448
Other	2,492	(1,672)	820	3,221	(1,587)	1,634

Subtotal	64,267	(33,741)	30,526	66,430	(29,924)	36,506
Intangibles not subject to amortization:
Trademarks and tradenames	6,084	-	6,084	6,084	-	6,084

Total	70,351	(33,741)	36,610	72,514	(29,924)	42,590

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Intangible assets with finite lives are being amortized primarily on a straight-line basis over their estimated useful lives. The weighted average amortization period of our intangible assets with finite lives is 11 years. We did not recognize any material impairment charge in either of the years included above with respect to intangible assets. Amortization expense on intangible assets for each of the years ended December 31, 2011, 2010, and 2009 was $4,783, $5,056, and $6,669, respectively. We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

Amount
2012	$4,157
2013	3,913
2014	3,585
2015	3,414
2016	3,384

(6)	Equity Investees

    Information about our investments in and advances to affiliates and joint ventures at December 31, 2011 is as follows:

Ownership Interest
Ashapura Volclay Limited	50%
CETCO-Bentonit Uniao Technologias Ambientais Ltda.	50%
Egypt Mining & Drilling Co. and Egypt Bentonite & Derivatives Co.	31%
Egypt Nano Technologies Co.	27%
Maprid Tech Cast, S.A. de C.V.	49%
Volclay de Mexico, S.A. de C.V.	49%
Volclay Japan Co., Ltd.	50%

We account for all of the above investments under the equity method. We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag. None of our equity investees are publicly traded, and the difference between our investment and the underlying net equity of the investee is immaterial.

In 2011, we recorded income of $5,566 from our joint venture and affiliated entities, of which $2,104 related to the sale of Ashapura AMCOL N.V., our Belgian joint-venture which we sold in the second quarter of 2011. The remaining income was primarily generated from Ashapura Volclay Limited, Volclay Japan Co. Ltd, and Volclay de Mexico, Sa. de C.V. In the third quarter of 2011, we sold our interest in Albagle Enterprise Limited, our Cypriot joint-venture whose operations were mainly in Russia, at an immaterial loss.

In 2010, we recorded losses of $11,261 from our joint venture and affiliated entities. Of these losses $7,196 is from Albagle Enterprise Limited and $6,875 is from Ashapura AMCOL N.V. We recorded an impairment on Albagle Enterprise Limited due to its continued poor financial performance which was not expected to recover. Ashapura AMCOL N.V. impaired its fixed assets due its inability to generate profits. Our investments in these ventures had been reduced to zero as of December 31, 2010.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

In 2009, we reduced our ownership percentage in Ashapura Minechem Limited (Ashapura), a publicly traded company on the Bombay Stock Exchange Limited, and began accounting for this investment as an available-for-sale security as of December 31, 2009.

(7)	Income Taxes

Total income tax expense (benefit) for the years ended December 31 was comprised of the following:

	2011	2010	2009
Continuing operations	$21,849	$19,391	$5,335
Discontinued operations	(597)	(735)	175

	21,252	18,656	5,510

Income from continuing operations before income taxes and income (loss) from affiliates and joint ventures was comprised of the following:

	2011	2010	2009
Income from continuing operations before income taxes and income (loss) from affiliates and joint ventures:
Domestic	$53,049	$42,306	$16,456
Foreign	23,396	19,157	23,376

	76,445	61,463	39,832

The components of the provision for income taxes attributable to income from continuing operations before income taxes and income (loss) from affiliates and joint ventures for the years ended December 31 consisted of:

	2011	2010	2009
Provision (benefit) for income taxes:
Federal:
Current	$5,466	$8,173	$196
Deferred	6,538	911	1,145
State:
Current	2,911	2,360	421
Deferred	376	-	253
Foreign:
Current	6,818	7,316	1,851
Deferred	(260)	631	1,469

	21,849	19,391	5,335

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

	2011	2010
Deferred tax assets attributable to:
Accounts receivable	$996	$1,248
Inventories	1,700	2,513
Employee benefit plans	25,638	19,070
Accrued liabilities	475	703
Employee incentive plans	2,654	-
Tax credit carryforwards	7,611	7,309
Available-for-sale securities	2,759	-
Other	800	2,424

Total deferred tax assets	42,633	33,267
Deferred tax liabilities attributable to:
Plant and equipment	(18,136)	(10,971)
Land and mineral reserves	(897)	(959)
Joint ventures	(1,465)	(1,524)
Intangible assets	(1,692)	-
Available-for-sale securities	-	(1,022)
Other	(1,234)	(1,822)

Total deferred tax liabilities	(23,424)	(16,298)
Valuation allowances	(6,782)	(4,540)

Net deferred tax assets	12,427	12,429

We believe it is more likely than not that the net deferred tax assets above will be realized in the normal course of business.

The following analysis reconciles the U.S. statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity income (loss) of affiliates and joint ventures:

	2011		2010		2009
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes at U.S. statutory rates	$26,756	35.0%	$21,512	35.0%	$13,955	35.0%
Increase (decrease) in taxes resulting from:
Percentage depletion	(4,900)	-6.3%	(3,870)	-6.4%	(3,257)	-8.2%
State taxes, net of federal benefit	2,154	2.8%	1,547	2.5%	731	1.8%
Foreign tax rates	(2,123)	-2.8%	(1,226)	-2.0%	(4,560)	-11.4%
Change in reserve for tax uncertainties	(364)	-0.5%	-	0.0%	(2,975)	-7.5%
Audit settlement	(118)	-0.2%	-	0.0%	2,083	5.2%
Discrete items related to foreign tax filings	1,393	1.8%	-	0.0%	-	0.0%
Foreign tax credits	(2,359)	-3.0%	(2,178)	-3.5%	(880)	-2.2%
Changes to valuation allowance	(517)	-0.7%	2,591	4.2%	28	0.1%
Tax from foreign disregarded entities	262	0.3%	1,414	2.3%	142	0.4%
Other	1,665	2.2%	(399)	-0.6%	68	0.2%

	21,849	28.6%	19,391	31.5%	5,335	13.4%

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

Tax on Reinvested Earnings

We have not provided for United States federal income tax and foreign income withholding taxes on approximately $117,454 and $109,502 of undistributed earnings from international subsidiaries as of December 31, 2011 and 2010, respectively, because such earnings are intended to be reinvested indefinitely outside of the U.S. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

Tax Holidays

We have benefitted from tax holidays in both Poland and Thailand as a result of our locating and investing in special economic zones in each country. These tax holidays resulted in reductions to our income tax expense of $51, $469 and $1,608 in 2011, 2010 and 2009, respectively, representing benefits of $0.00, $0.01 and $0.05 to diluted earnings per share in 2011, 2010 and 2009, respectively.

Our agreement with the Polish tax authorities expired in 2010. This agreement made us eligible, based on certain terms and conditions, for a tax holiday exemption for all income tax activities through 2009. We continue to pursue other opportunities in an effort to minimize income tax within the country.

Our agreement with the Thai tax authorities provides for tax holidays on several investments. The most significant tax exemption is on all income from manufacturing operations (distributed goods are still subject to taxation) related to our initial investment. These initial manufacturing activities were taxable at 50% in years 2006 through 2010. An additional tax holiday was granted in 2007 for the expansion of our Thai facility. Income generated from this expansion is granted a 100% tax holiday from corporate income tax for eight (8) years beginning in 2007 and then taxable at 50% for five (5) years starting in 2015. We attempt to modify and obtain tax concessions when possible.

Exams

In the normal course of business, we are subject to examination by tax authorities throughout the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2004. The United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all open years through 2009.

NOLs and Credit Carryforwards

At December 31, 2011, we have $1,793 of various income tax credits, which we expect to utilize within the ten year carryforward period. We have foreign and state net operating loss carryovers that have resulted in a deferred tax asset of $4,023 at December 31, 2011, against which we have recorded a full valuation allowance as it is more likely than not that we will not be able to utilize the loss in the carryforward period.

Unrecognized Tax Benefits

The following table summarizes the activity related to our unrecognized tax benefits:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

	2011	2010	2009
Balance at beginning of the year	$464	$359	$5,033
Increases related to prior year tax positions	-	105	120
Increases related to current year tax positions	-	-	86
Decreases related to the expiration of statue of limitation / settlement of audits	(464)	-	(4,880)

Balance at the end of the year	-	464	359

We report penalties and interest relating to uncertain tax positions within the income tax expense line item within our consolidated statement of operations.

(8)	Long-term Debt

Amounts of long-term debt were as follows:

	December 31,
	2011	2010
Borrowings under revolving credit agreement	$120,906	$88,249
Senior notes	125,000	125,000
Industrial revenue bond	-	4,800
Other notes payable	15,502	18,756

	261,408	236,805
Less: current portion	(738)	(634)

	260,670	236,171

As of December 2011, we had a revolving credit agreement that provided a committed $225,000 revolving line of credit through April 1, 2013, of which $103,888 remained available to us as at December 31, 2011. It was a multi-currency arrangement that allowed us to borrow certain foreign currencies at an adjusted LIBOR rate plus 1.00% to 2.00%, depending upon the ratio of our debt to EBITDA as defined therein. The revolving credit agreement required us to maintain certain financial covenants and ratios; we were in compliance with all of the covenants and ratios at December 31, 2011.

In January 2012, we entered into a new revolving credit agreement to replace the one mentioned above. The new credit agreement provides us with a $300,000 unsecured line of credit, which can be increased to $400,000 subject to certain customary conditions and approvals. It is a multi-currency arrangement that will allow us to borrow certain foreign currencies at an adjusted LIBOR rate plus 1.00% to 1.75%, depending upon the ratio of our debt to EBITDA as defined therein. The new credit agreement expires on January 20, 2017, and contains certain restrictive covenants, including covenants relating to the maintenance of net worth, leverage ratios and interest coverage ratios.

We had interest rate swaps outstanding which effectively hedge the variable interest rate on $33,000 of our borrowings as of December 31, 2011 and 2010, to a fixed rate of 3.3% per annum, plus credit spread. Including the effect of this interest rate swap agreement, our borrowings under the credit agreement as of December 31, 2011 carried an average interest rate of 2.95%.

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

As of December 31, 2011 and 2010, we had an interest rate swap outstanding which effectively hedges the variable interest rate of $30,000 of Tranche 2 senior notes to a fixed rate of 5.6% per annum.

On April 29, 2010, we issued and sold an additional $50,000 of senior notes to other qualified institutional buyers pursuant to a note purchase agreement (the “Note Purchase Agreement”). These senior notes bear interest at a fixed annual rate of 5.46%, payable semi-annually in arrears on April 29th and October 29th of each year, beginning on October 29, 2010. Our obligations under the Note Purchase Agreement mature on April 29, 2020.

Our obligations under our revolving credit agreement, the Tranche 1 and Tranche 2 notes, and the Note Purchase Agreement are guaranteed by certain of our subsidiaries.

We also have an uncommitted, short-term credit facility maturing on November 15, 2013 that allows for maximum borrowings of $15,000, of which $6,564 was outstanding as of December 31, 2011 at an interest rate of 2.13%.

Maturities of long-term debt outstanding at December 31, 2011 were as follows:

	2012	2013	2014	2015	2016	Thereafter
Borrowings under:
Revolving credit agreement	$-	$-	$-	$-	$-	$120,906
Senior notes	-	-	-	-	-	125,000
Other notes payable	738	680	279	33	3	13,769

	738	680	279	33	3	259,675

At December 31, 2011 and 2010, we had outstanding standby letters of credit of approximately $3,715 and $10,926, respectively, which are not included in our Consolidated Balance Sheets. These letters of credit typically serve to guarantee performance of our land reclamation and workers’ compensation obligations; we have recorded amounts owed under these obligations in our Consolidated Balance Sheets as of December 31, 2011 and 2010.

(9)	Derivative Instruments and Hedging Activities

As a multinational corporation with operations throughout the world, we are subject to certain market risks. We use a variety of practices to manage these market risks, including, when appropriate, derivative financial instruments. We use derivative financial instruments only for risk management and not for trading or speculative purposes.

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Consolidated Balance Sheet:

		Fair Value as of December 31,
Liability Derivatives	Balance Sheet Location	2011	2010
Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$(9,039)	$(6,666)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Cash Flow Hedges

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)
	Year Ended December 31,
	2011	2010
Interest rate swaps	$(1,484)	$(2,264)

We use interest rate swaps to manage variable interest rate risk on debt securities. Interest rate differentials are paid or received on these arrangements over the life of the swap. As of December 31, 2011 and 2010, we had an interest rate swap outstanding which effectively hedges the variable interest rate on $30,000 of our senior notes to a fixed rate of 5.6% per annum. We also had other interest rate swaps outstanding which effectively hedge the variable interest rate on $33,000 of our borrowings as of December 31, 2011 and 2010, under our revolving credit agreement, to a fixed rate of 3.3% per annum, plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. We are particularly sensitive to currency exchange rate fluctuations between the following currency pairs: a) the Euro to the British pound (GBP) and the Polish zloty (PLN), b) the South African Rand (ZAR) to the USD and Australian dollar (AUD), c) the GBP to the Danish kroner (DKK) and the Swiss franc (SEK), and d) the USD to the Indian rupee (INR), the Thai baht (THB), and the Turkish lira (TRY). Occasionally, we enter into foreign exchange derivative contracts to mitigate the risk of currency fluctuations on these exposures.

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Income on	Year Ended December 31,
	Derivatives	2011	2010	2009
Foreign exchange derivative instruments	Other, net	$(484)	$(772)	$(4,932)

We did not have any significant foreign exchange derivative instruments outstanding as of December 31, 2011 or 2010.

(10)	Fair Value Measurements

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

The following table categorizes our fair value instruments according to the assumptions used to calculate those values at the end of each of the past two years:

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(9,039)	$-	$(9,039)	$-
Available-for-sale securities	3,802	3,802	-	-
Deferred compensation plan assets	7,973	-	7,973	-
Supplementary pension plan assets	7,632	-	7,632	-

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(6,666)	$-	$(6,666)	$-
Available-for-sale securities	14,168	14,168	-	-
Deferred compensation plan assets	8,358	-	8,358	-
Supplementary pension plan assets	7,676	-	7,676	-

Interest rate swaps are valued using discounted cash flows. The key input used is the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap. Available-for-sale securities are valued using quoted market prices. Deferred compensation and supplementary pension plan assets are valued using quoted prices for similar assets in active markets.

(11)	Asset Impairment Charge

During the third quarter ended September 30, 2009, our minerals and materials segment recorded a non-cash impairment charge of $1,980 to write down certain fixed assets to their estimated fair values based on a third-party appraisal (Level 2 inputs). The impairment charge is related to the closing of a plant within our minerals and materials segment due to reduced demand. This impairment charge was recorded within cost of sales within our Consolidated

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Statement of Operations. In addition, we increased our inventory reserve by $293 (also recorded within the cost of sales) to record the excess of cost over net realizable value of the inventory located at this plant, bringing the total expense associated with this write-off to $2,273.

(12)	Noncontrolling Interest

In January 2011, we acquired the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited (“VSA”), which operates our chromite business, for approximately $5,600.

In February 2011, we sold 26% of our interest in Batlhako Mining Limited (“Batlhako”) to Vengawave (Proprietary) Limited, which is a Black Economic Empowerment enterprise (a “BEE”) in the Republic of South Africa. Batlhako is VSA’s subsidiary dedicated strictly to mining chrome sand and selling it to one of our other subsidiaries for further processing and sale to the end customer. South African law requires that we have a BEE as a partner in the mining operations and this transaction was consummated to comply with those regulations.

The following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders.

Twelve Months Ended December 31, 2011
Net income attributable to AMCOL shareholders	$59,111
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in South Africa (Proprietary)
Limited	(5,189)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	(3,403)

Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$50,519

(13)	Discontinued Operations

In September 2011, our environmental segment sold CETCO Contracting Services Company, which comprised our domestic contracting services business. The operations of this business for current and prior years, including the immaterial loss recorded on the sale, have been reclassified and are recorded net of income tax within Income (loss) on discontinued operations within our Consolidated Statement of Operations.

(14)	Leases

In 2008, we entered into a sale-leaseback transaction involving the construction of a new corporate facility. Under terms of the operating lease, rental payments in fiscal 2011, 2010 and 2009 approximate $2,634 , $2,583, and $2,532, respectively, and increase 2% annually thereafter through December 2028.

We have several noncancelable leases for equipment, software, and plant facilities. Total rent expense under operating lease agreements was approximately $13,188, $12,485 and $10,714 in 2011, 2010 and 2009, respectively.

The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) as of December 31, 2011:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

	Minimum Lease Payments
	Domestic	Foreign	Total
Year ending December 31:
2012	$10,711	$1,836	$12,547
2013	10,130	1,005	11,135
2014	8,043	789	8,832
2015	6,946	526	7,472
2016	5,098	268	5,366
Thereafter	44,872	167	45,039

Total	85,800	4,591	90,391

(15)	Employee Benefit Plans

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

The following tables set forth our pension obligations and funded status at December 31:

	Pension Benefits
	Defined Benefit Pension Plan		Supplementary Pension Plan
	2011	2010	2011	2010
Change in benefit obligations:
Beginning projected benefit obligation	$48,018	$42,829	$9,220	$9,029
Service cost	1,516	1,400	196	320
Interest cost	2,607	2,493	485	533
Actuarial (gain)/loss	7,239	2,510	2,043	(516)
Benefits paid	(1,273)	(1,214)	(376)	(146)

Ending projected benefit obligation	58,107	48,018	11,568	9,220

Change in plan assets:
Beginning fair value	35,755	31,455	-	-
Actual return	(1,516)	4,014	-	-
Company contribution	1,500	1,500	376	146
Benefits paid	(1,273)	(1,214)	(376)	(146)

Ending fair value	34,466	35,755	-	-

Funded status of the plan	(23,641)	(12,263)	(11,568)	(9,220)

The liabilities associated with our SERP plan and our defined benefit pension plan (net of the defined benefit plan assets) are included within Pension liabilities in our Consolidated Balance Sheet. Included within Other Noncurrent Assets within our Consolidated Balance Sheet are invested assets for the benefit of the employees covered by the supplemental pension plan.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

Pension cost in each of the following years was comprised of:

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2011	2010	2009	2011	2010	2009
Service cost – benefits earned during the year	$1,516	$1,400	$1,647	$196	$320	$216
Interest cost on accumulated benefit obligation	2,607	2,493	2,605	485	533	450
Expected return on plan assets	(2,858)	(2,618)	(2,146)	-	-	-
Net amortization and deferral	65	64	490	88	131	74

Net periodic pension cost	1,330	1,339	2,596	769	984	740

The following table summarizes the assumptions used in determining our pension obligations at the end of each of our last two years:

	Defined Benefit Pension Plan		Supplementary Pension Plan
	2011	2010	2011	2010
Discount rate	4.70%	5.51%	4.63%	5.36%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	7.50%	8.00%	N/A	N/A

The following table summarizes the assumptions used in determining our net periodic benefit cost in the years ended December 31:

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2011	2010	2009	2011	2010	2009
Discount rate	5.51%	5.91%	6.25%	5.36%	5.95%	6.25%
Rate of compensation increase	4.00%	4.00%	5.75%	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	8.00%	8.25%	8.25%	N/A	N/A	N/A

We expect to contribute up to $1,693 to the defined benefit pension plan in 2012. The accumulated benefit obligation (ABO) for our defined benefit pension plan was $49,301 and $40,949 at December 31, 2011 and 2010, respectively. The ABO for our supplementary pension plan was $8,537 and $7,606 at December 31, 2011 and 2010, respectively.

The estimated future benefit payments contemplated under these plans, reflecting expected future service, as appropriate, are presented in the following table:

	Defined Benefit Pension Plan	Supplementary Pension Plan

2012	$1,687	$379
2013	1,853	378
2014	2,113	394
2015	2,307	451
2016	2,575	448
2017 through 2021	16,457	3,598

Note 3 shows the amounts included within accumulated other comprehensive income as of December 31, 2011 and 2010 that have not yet been recognized as components of net periodic benefit cost. Of these balances at December 31, 2011, the amounts expected to be amortized in the next fiscal year are $59 and $1,153 for the unrecognized prior service cost and unrecognized net actuarial loss, respectively. Excluding the effect of income taxes, the amounts recognized within other comprehensive income and the prior service cost for 2011 and 2010, are as follows:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

	2011	2010
Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$13,657	$597
Amortization of net actuarial loss (gain)	(96)	(137)
Amortization of prior service cost (credit)	(59)	(59)

Total change in other comprehensive income	13,502	401

Defined Benefit Pension Plan

Fair values of our defined benefit pension plan assets at December 31, by asset category, are as follows:

	Fair Value Measurements as of December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Short term investment funds	$727	$-	$727	$-
Equity securities:
US equity securities	11,244	-	11,244	-
International equity securities	5,959	2,028	3,931	-
AMCOL International common stock	1,880	1,880	-	-
Fixed income securities and bonds
Governmental agencies	1,011	1,011	-	-
Corporate bonds	4,981	4,981	-	-
Guaranteed investment contracts	2,473	-	2,473	-
Other investments
Real estate index funds	601	-	601	-
Commodities linked funds	1,693	1,693	-	-
Hedge funds	3,897	-	-	3,897

Total	34,466	11,593	18,976	3,897

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Short term investment funds	$612	$-	$612	$-
Equity securities:
US equity securities	10,781	-	10,781	-
International equity securities	9,489	3,367	6,122	-
AMCOL International common stock	2,170	2,170	-	-
Fixed income securities and bonds
Governmental agencies	1,774	831	943	-
Corporate bonds	2,477	2,477	-	-
Guaranteed investment contracts	3,633	-	3,633	-
Other investments
Real estate index funds	656	-	656	-
Commodities linked funds	1,996	1,996	-	-
Hedge funds	2,167	-	-	2,167

Total	35,755	10,841	22,747	2,167

Assets classified as Level 1 are valued using quoted prices on the major stock exchange on which individual assets are traded. Our Level 2 assets are valued using net asset value. The net asset value is quoted on a private market that is not active; however, the unit price is based on underlying investments that are traded on an active market. Our Level 3 assets are estimated at fair value based on the most recent financial information available for the underlying securities, which are not traded on active market, and represents significant unobservable input.

The following is a reconciliation of changes in fair value measurements of plan assets using significant unobservable inputs (Level 3):

Hedge Funds
Beginning balance at December 31, 2009	1,596
Purchases, sales, and settlements	500
Actual return on plan assets still held at reporting date	71

Ending balance at December 31, 2010	2,167

Purchases, sales, and settlements	1,815
Actual return on plan assets still held at reporting date	(85)

Ending balance at December 31, 2011	3,897

We employ a total return investment approach whereby we use a mix of equities and fixed income investments to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and our corporate financial condition. The investment portfolio contains a diversified blend of equity, fixed-income investments and alternative investments. The investment objectives emphasize maximizing returns consistent with ensuring that sufficient assets are available to meet liabilities, and minimizing corporate cash contributions. Our defined benefit plan assets are managed so as to include investments that balance income and capital appreciation.

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

Defined Contribution Plan

Employees hired on or after January 1, 2004 do not participate in our defined benefit pension plan or SERP. Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee’s savings plan equal to 3% of their compensation. We made total contributions to this plan of $1,778, $1,248 and $1,021 in 2011, 2010 and 2009, respectively.

401(k) Savings Plan

We also have a savings plan for our U.S. personnel. In 2011, we made a contribution in an amount equal to an employee’s contributions up to a maximum of 4% of the employee’s annual earnings. We make contributions to this plan using either cash or our own common stock which we purchase in the open market. Our contributions under the savings plan were $3,422 in 2011, $2,842 in 2010 and $2,803 in 2009.

Other

We also have a deferred compensation plan and a 401(k) restoration plan for our executives.

(16)	Stock Compensation Plans

We provide compensation to certain employees using stock based awards. For purposes of calculating compensation cost, we estimate the fair value of each award on the date of grant using the Black-Scholes option-pricing model. We used the following assumptions in calculating the fair value of awards granted in each of the following years:

	2011	2010	2009
Risk-free interest rate	2.2%	2.7%	1.7%
Expected life of option in years	5.51	5.61	4
Expected dividend yield of stock	2.5%	3.2%	4.8%
Expected volatility of stock price	49.0%	50.8%	70.5%
Weighted-average per share fair value of options granted	$11.42	$8.62	$5.97

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1998 Long-Term Incentive Plan

This plan provides for the award of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and phantom stock. We reserved 3,900,000 shares of our common stock for issuance to our officers, directors and key employees. Different terms and conditions apply to each form of award made under the plan. Awards granted since 2003 vest ratably over a three year period and expire six years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company. Options awarded under this plan prior to 2003 generally vest 40% after two years and continue to vest at the rate of 20% per year for each year thereafter until they are fully vested. These options are exercisable as they vest and expire 10 years after the date of grant, except in the event of termination, retirement or death of the optionee or a change in control of the Company.

Changes in options outstanding are summarized as follows:

	December 31, 2011		December 31, 2010		December 31, 2009
		Weighted		Weighted		Weighted
1998 Long-Term Incentive Plan		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at January 1	413,710	$19.88	720,791	$18.19	1,057,519	$15.13
Granted	-	-	-	-	-	-
Exercised	(243,659)	18.54	(306,548)	15.93	(329,728)	8.26
Forfeited	-	-	-	-	-	-
Expired	(1,000)	14.79	(533)	4.76	(7,000)	24.31

Options outstanding at December 31	169,051	21.82	413,710	19.88	720,791	18.19

Options exercisable at December 31	169,051	21.82	413,710	19.88	720,791	18.19

2006 Long-Term Incentive Plan

	December 31, 2011		December 31, 2010		December 31, 2009
		Weighted		Weighted		Weighted
2006 Long-Term Incentive Plan		Average		Average		Average
		Exercise		Exercise		Exercise
	Awards	Price	Awards	Price	Awards	Price
Awards outstanding at January 1	1,389,598	$23.02	1,060,057	$22.89	709,258	$27.11
Granted	-	-	390,750	23.24	372,750	15.11
Exercised	(170,998)	24.04	(29,862)	21.62	(500)	24.25
Forfeited	(20,087)	20.48	(22,722)	19.92	(7,166)	22.89
Expired	(9,501)	23.64	(8,625)	29.62	(14,285)	29.22

Awards outstanding at December 31	1,189,012	22.91	1,389,598	23.02	1,060,057	22.89

Awards exercisable at December 31	885,003	23.67	754,622	24.86	339,365	27.99

Our AMCOL International Corporation 2006 Long-Term Incentive Plan permits a total of 1,500,000 shares of AMCOL common stock to be awarded to eligible directors and employees through the use of nonqualified stock options, incentive stock options, restricted stock or restricted stock units, and stock appreciation rights. Different terms and conditions apply to each form of award made under the plan. Awards granted prior to 2009 have a six year life from the date of grant and vest ratably over a three year period from the date of grant. Awards granted in 2009 have a ten year life from the date of grant and vest ratably over a three year period from the date of the grant. No awards could be made pursuant to this plan after May 2010 when the AMCOL International Corporation 2010 Long-Term Incentive Plan was adopted as discussed later herein.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

2010 Long-Term Incentive Plan

	December 31, 2011
		Weighted
2010 Long-Term Incentive Plan		Average
		Exercise
	Awards	Price
Awards outstanding at January 1	-	$-
Granted	379,425	30.66
Exercised	-	-
Forfeited	(23,375)	30.66
Expired	-	-

Awards outstanding at December 31	356,050	30.66

Awards exercisable at December 31	-	-

On May 6, 2010, our shareholders approved the AMCOL International Corporation 2010 Long-Term Incentive Plan. This plan permits a total of 2,000,000 shares of AMCOL common stock to be awarded to eligible directors and employees through the use of nonqualified stock options, incentive stock options, restricted stock or restricted stock units, and stock appreciation rights. Different terms and conditions apply to each form of award under the plan. Awards granted under this plan have a ten year life from the date of grant and vest ratably over a three year period from the date of the grant. At any time, the Board of Directors may amend the plan, which automatically expires on May 7, 2020.

All Stock Compensation Plans

All Stock Compensation Plans	2011	2010	2009
Intrinsic value of awards exercised during the year	$5,085	$3,899	$4,352
Fair value of awards vested during the year	2,431	3,857	2,760
Grant date fair value of awards granted during the year	4,333	3,368	2,225

The following table summarizes information about stock compensation awards outstanding and exercisable at December 31, 2011:

All Stock Compensation Plans				Weighted
		Weighted		Average
	Number	Average		Remaining
	of	Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life (Yrs.)
Awards outstanding at December 31, 2011	1,714,113	$24.41	$6,362	5.42
Awards exercisable at December 31, 2011	1,054,054	23.37	4,495	3.48

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table summarizes information about our nonvested stock compensation awards outstanding:

All Stock Compensation Plans - Nonvested Awards	December 31, 2011		December 31, 2010		December 31, 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant date		Grant date		Grant date
	Awards	Fair value	Awards	Fair value	Awards	Fair value
Nonvested awards outstanding at January 1	634,976	$7.87	720,692	$7.46	677,111	$8.81
Granted	379,425	11.42	390,750	8.62	372,750	5.97
Vested	(311,630)	7.80	(453,744)	8.50	(322,003)	8.57
Forfeited	(43,462)	9.77	(22,722)	7.59	(7,166)	8.10

Nonvested awards outstanding at December 31	659,309	9.80	634,976	7.87	720,692	7.46

Restricted Stock Awards

The tables above exclude the impact of all restricted stock awards.

Restricted stock awards are subject to performance conditions established by the Compensation Committee of the Board of Directors. The cost of these awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the performance period.

In February 2011, we granted 75,000 shares of performance based restricted stock to our executive officers pursuant to our 2010 Long-Term Incentive Plan. These restricted stock awards have a grant date fair value of $30.66 per share, and vest ratably over a three-year period from grant date, provided that the Company, or certain reporting segments, meet certain established performance targets. One-third of these shares vested in February 2012, as the performance targets were met.

In 2009, we granted 40,000 shares of performance based restricted stock to our executive officers pursuant to our 2006 Long-Term Incentive Plan. These restricted awards have a grant date fair value of $28.42 per share, and will vest 100% in December 2012, if certain established performance targets are met.

(17)	Contingencies

We are party to a number of lawsuits arising in the normal course of business. Since the mid-1980s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content of our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our foundry customers. Our oilfield operations are also party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 million and the other of $9 million. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

(18)	Quarterly Results (Unaudited)

Unaudited summarized results for each quarter of the last two years are as follows:

	2011 Quarters
	First	Second	Third	Fourth
Minerals and materials	$116,880	$119,851	$123,792	$121,375
Environmental	50,706	73,263	69,543	52,873
Oilfield services	44,744	44,837	50,175	53,876
Transportation	12,674	14,780	14,877	11,782
Intersegment sales	(7,216)	(9,855)	(10,343)	(6,245)

Net sales	217,788	242,876	248,044	233,661

Minerals and materials	$28,461	$26,989	$32,475	$30,933
Environmental	15,648	21,899	21,563	14,243
Oilfield services	12,664	11,465	15,377	15,348
Transportation	1,403	1,640	1,775	1,323
Intersegment gross profit	(464)	122	(200)	211

Gross profit	57,712	62,115	70,990	62,058

Minerals and materials	$16,171	$14,699	$20,110	$18,102
Environmental	2,296	7,916	7,637	592
Oilfield services	4,872	3,423	5,787	5,799
Transportation	465	685	770	321
Corporate	(5,221)	(4,896)	(7,251)	(4,624)

Operating profit	18,583	21,827	27,053	20,190

Income (loss) from continuing operations	$12,324	$13,565	$20,490	$13,783

Income (loss) on discontinued operations	$(87)	$192	$(1,021)	$-

Net income (loss)	$12,237	$13,757	$19,469	$13,783

Net income (loss) attributable to noncontrolling interests	$1	$3	$44	$87

Net income (loss) attributable to AMCOL shareholders	$12,235	$13,755	$19,425	$13,696

Basic earnings per share attributable to AMCOL shareholders (A)	$0.39	$0.43	$0.61	$0.43

Diluted earnings per share attributable to AMCOL shareholders (A)	$0.38	$0.43	$0.60	$0.43

(A) Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Our minerals and materials segment recorded following in the third quarter ended September 30, 2011

-	Reduction to cost of sales of $1,464 resulting from the recovery of certain mining costs in our chromite operations.

-	Income from affiliates and joint ventures of $2,104 resulting from the sale of our Belgian joint venture.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

	2010 Quarters
	First	Second	Third	Fourth
Minerals and materials	$97,688	$106,397	$110,332	$114,853
Environmental	37,227	63,271	67,744	52,356
Oilfield services	30,204	39,644	41,204	43,569
Transportation	12,120	13,583	14,284	12,238
Intersegment sales	(3,236)	(4,070)	(4,742)	(3,629)

Net sales	174,003	218,825	228,822	219,387

Minerals and materials	$24,210	$27,340	$23,949	$23,474
Environmental	11,061	19,946	20,742	16,399
Oilfield services	8,014	11,770	11,955	12,201
Transportation	1,327	1,543	1,630	1,365

Gross profit	44,612	60,599	58,276	53,439

Minerals and materials	$14,306	$16,326	$12,341	$11,607
Environmental	191	8,148	8,701	2,774
Oilfield services	1,228	4,553	4,079	4,758
Transportation	511	699	754	466
Corporate	(5,068)	(5,848)	(3,203)	(7,282)

Operating profit	11,168	23,878	22,672	12,323

Income from continuing operations	$6,342	$16,380	$17,439	$(9,350)

Income (loss) on discontinued operations	$(518)	$(139)	$(132)	$(98)

Net income	$5,825	$16,240	$17,307	$(9,448)

Net income (loss) attributable to noncontrolling interests	$(304)	$92	$(110)	$(101)

Net income (loss) attributable to AMCOL shareholders	$6,128	$16, 149	$17,417	$(9,347)

Basic earnings per share attributable to AMCOL shareholders (A)	$0.20	$0.52	$0.56	$(0.30)

Diluted earnings per share attributable to AMCOL shareholders (A)	$0.20	$0.51	$0.55	$(0.30)

(A) Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Our minerals and materials segment recorded expenses of $2,982 and $2,779 in the third quarter ending September 30, 2010 and fourth quarter ending December 31, 2010, respectively, resulting from operational issues in our domestic personal care products business within our minerals and materials segment.

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

Date: February 29, 2012

AMCOL INTERNATIONAL CORPORATION

By:	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hughes	February 29, 2012
John Hughes Chairman of the Board and Director

/s/ Ryan F. McKendrick	February 29, 2012
Ryan F. McKendrick President and Chief Executive Officer and Director

/s/ Donald W. Pearson	February 29, 2012
Donald W. Pearson
Vice President and Chief Financial Officer; Treasurer and Chief Accounting Officer

/s/ Arthur Brown	February 29, 2012
Arthur Brown Director

/s/ Daniel P. Casey	February 29, 2012
Daniel P. Casey Director

/s/ Frederick J. Palensky	February 29, 2012
Frederick J. Palensky Director

/s/ Jay D. Proops	February 29, 2012
Jay D. Proops Director

/s/ Clarence O. Redman	February 29, 2012
Clarence O. Redman Director

/s/ Dale E. Stahl	February 29, 2012
Dale E. Stahl Director

/s/Audrey L. Weaver	February 29, 2012
Audrey L. Weaver Director

/s/ Paul C. Weaver	February 29, 2012
Paul C. Weaver Director

INDEX TO EXHIBITS

Exhibit Number

3.1	Restated Certificate of Incorporation of the Company (1), as amended (2), as amended (3)
3.2	Bylaws of the Company as amended and restated (4), as amended (22)
4	Article Four of the Company’s Restated Certificate of Incorporation (1), as amended (3)
10.1	AMCOL International Corporation Nonqualified Deferred Compensation Plan (5)
10.2	AMCOL International Corporation 1998 Long-Term Incentive Plan (6), as amended* (7)
10.3	AMCOL International Corporation 2006 Long-Term Incentive Plan (8), as amended * (5)
10.4	AMCOL International Corporation Annual Cash Incentive Plan* (8)
10.5	AMCOL International Corporation Discretionary Cash Incentive Plan* (8)
10.6	AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees* (5)
10.7	Employment Agreement effective as of March 25, 2009 by and between Registrant and Lawrence E. Washow* (9)
10.8	Employment Agreement effective as of February 2, 2009 by and between Registrant and Donald W. Pearson* (9)
10.9	Employment Agreement effective as of March 25, 2009 by and between Registrant and Gary Castagna* (9)
10.10	Employment Agreement effective as of March 25, 2009 by and between Registrant and Ryan F. McKendrick* (9)
10.11	A written description of compensation for the Board of Directors of the Company is set forth under the caption “Director Compensation” in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company’s shareholders in connection with the Annual Meeting of Shareholders held on May 5, 2011, and is hereby incorporated by reference.*
10.12	Credit Agreement by and among AMCOL International Corporation and Harris Trust and Savings Bank, individually and as agent, Wells Fargo Bank, N.A., Bank of America N.A. and the Northern Trust Company dated November 10, 2005 (10), as amended (11), as further amended (12), as further amended (13), as further amended (14)
10.13	Form of Indemnification Agreement between the Company and its directors and executive officers (4)
10.14	Employment Agreement effective as of January 1, 2010 by and between Registrant and Michael Johnson* (15)
10.15	Employment Agreement effective as of January 1, 2010 by and between Registrant and Robert Trauger* (15)
10.16	Form of Restricted Stock Award Agreement between Registrant and Gary Castagna and Ryan F. McKendrick* (16)
10.17	Note Purchase Agreement dated as of April 29, 2010 by and among the Registrant and the Lincoln National Life Insurance Company and the Lincoln Life and Annuity Company of New York (17)
10.18	AMCOL International Corporation 2010 Long-Term Incentive Plan* (18)
10.19	AMCOL International Corporation 2010 Cash Incentive Plan* (18)
10.20	Form of Option Award Agreement* (18)
10.21	Form of Annual Cash Award Agreement* (18)
10.22	Transition and Retirement Agreement dated as of November 19, 2010 by and between Registrant and Lawrence E. Washow* (19)
10.23	Performance based Restricted Stock Form Award Agreement * (20)
10.24	Credit Agreement dated as of January 20, 2012, by and among AMCOL International Corporation, certain wholly-owned AMCOL subsidiaries, B.M.O. Harris Bank N.A., as administrative agent, and certain other financial institutions as lenders therein (23)
10.25	Changes of Control Agreements dated March 11, 2011 by and between AMCOL International Corporation and Gary L. Castagna, Michael Johnson, Ryan F. McKendrick, Donald W. Pearson, and Robert Trauger * (21)
21	AMCOL International Subsidiary Listing
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the. Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosure
101	Interactive Data File**

(1)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

(3)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on February 13, 2009.
(5)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
(6)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(7)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
(9)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(10)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
(11)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on May 23, 2008.
(14)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009.
(15)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.
(17)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.
(18)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.
(19)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2010.
(20)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2011.
(21)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.
(22)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.
(23)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 23, 2012.

*Management compensatory plan or arrangement

** As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.