Form 10-Q
period 2012-03-31
AMCOL INTERNATIONAL CORP
filed 2012-05-10
CIK 813621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
(Common stock, $.01 par value)	31,891,799 Shares

AMCOL INTERNATIONAL CORPORATION

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

Item 1:	Financial Statements

ASSETS	March 31, 2012 (unaudited)	December 31, 2011 *
Current assets:
Cash and cash equivalents	$16.9	$23.7
Accounts receivable, net	204.0	206.8
Inventories	150.6	146.6
Prepaid expenses	17.2	15.7
Deferred income taxes	6.2	5.9
Income tax receivable	5.7	6.9
Other	4.6	6.7

Total current assets	405.2	412.3

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	14.3	13.9
Mineral rights	43.8	41.9
Depreciable assets	500.2	482.3

	558.3	538.1
Less: accumulated depreciation and depletion	285.1	275.5

	273.2	262.6

Goodwill	70.2	69.5
Intangible assets, net	36.9	36.6
Investment in and advances to affiliates and joint ventures	27.1	26.4
Available-for-sale securities	2.9	3.8
Deferred income taxes	8.6	7.8
Other assets	26.0	23.7

Total noncurrent assets	444.9	430.4

Total Assets	$850.1	$842.7

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2012 (unaudited)	December 31, 2011 *
Current liabilities:
Accounts payable	$47.7	$56.4
Accrued income taxes	6.8	2.7
Accrued liabilities	57.0	59.0

Total current liabilities	111.5	118.1

Noncurrent liabilities:
Long-term debt	250.7	260.7
Pension liabilities	34.6	34.8
Deferred compensation	9.5	8.9
Other long-term liabilities	21.0	20.0

Total noncurrent liabilities	315.8	324.4

Shareholders’ Equity:
Common stock	0.3	0.3
Additional paid in capital	97.8	94.5
Retained earnings	326.6	319.5
Accumulated other comprehensive income (loss)	(4.7)	(14.9)
Less: Treasury stock	(1.7)	(3.4)

Total AMCOL shareholders’ equity	418.3	396.0

Noncontrolling interest	4.5	4.2

Total equity	422.8	400.2

Total Liabilities and Shareholders’ Equity	$850.1	$842.7

*Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Continuing Operations
Net sales	$235.8	$217.8
Cost of sales	170.7	160.1

Gross profit	65.1	57.7
Selling, general and administrative expenses	43.6	39.1

Operating profit	21.5	18.6

Other income (expense):
Interest expense, net	(2.7)	(2.7)
Other, net	(2.1)	(0.4)

	(4.8)	(3.1)

Income before income taxes and income (loss) from affiliates and joint ventures	16.7	15.5
Income tax expense	4.8	4.3

Income before income (loss) from affiliates and joint ventures	11.9	11.2
Income (loss) from affiliates and joint ventures	1.2	1.1

Income (loss) from continuing operations	13.1	12.3

Discontinued Operations
Income (loss) on discontinued operations	(0.2)	(0.1)

Net income (loss)	12.9	12.2

Net income (loss) attributable to noncontrolling interests	0.1	-

Net income (loss) attributable to AMCOL shareholders	$12.8	$12.2

Weighted average common shares outstanding	32.0	31.5
Weighted average common and common equivalent shares outstanding	32.3	32.0
Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$0.41	$0.39
Discontinued operations	(0.01)	-

Net income	0.40	0.39

Diluted earnings (loss) per share:
Continuing operations	$0.41	$0.38
Discontinued operations	(0.01)	-

Net income	0.40	0.38

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$13.0	$12.3
Discontinued operations, net of tax	(0.2)	(0.1)

Net income	12.8	12.2

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in millions)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Net income (loss)	$12.9	$12.2	$12.8	$12.2	$0.1	$-
Other comprehensive income (loss):
Foreign currency translation adjustment	10.9	1.9	10.7	1.9	0.2	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(0.9)	(2.9)	(0.9)	(2.9)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	0.2	0.5	0.2	0.5	-	-
Pension adjustment, net of tax	0.2	-	0.2	-	-	-

Comprehensive income (loss)	$23.3	$11.7	$23.0	$11.7	$0.3	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Dollars in millions)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2010	$400.5	$283.2	$29.0	$0.3	$(8.9)	$95.0	$1.9
Net income (loss)	12.2	12.2					-
Cash dividends	(5.7)	(5.7)
Issuance of treasury shares pursuant to employee stock compensation plans	2.7				2.5	0.2
Tax benefit from employee stock compensation plans	0.2					0.2
Vesting of common stock in connection with employee stock compensation plans	1.1					1.1
Purchase of noncontrolling interest	(5.7)					(5.2)	(0.5)
Sale of subsidiary shares to noncontrolling interest	-		(1.4)			(3.4)	4.8
Deconsolidation of variable interest entity	(1.3)						(1.3)
Other comprehensive income (loss)	(0.5)		(0.5)				-

Balance at March 31, 2011	403.5	289.7	27.1	0.3	(6.4)	87.9	4.9

Balance at December 31, 2011	$400.2	$319.5	$(14.9)	$0.3	$(3.4)	$94.5	$4.2
Net income (loss)	12.9	12.8					0.1
Cash dividends	(5.7)	(5.7)
Issuance of treasury shares pursuant to employee stock compensation plans	3.3				1.7	1.6
Tax benefit from employee stock compensation plans	(0.1)					(0.1)
Vesting of common stock in connection with employee stock compensation plans	1.8					1.8
Other comprehensive income (loss)	10.4		10.2				0.2

Balance at March 31, 2012	422.8	326.6	(4.7)	0.3	(1.7)	97.8	4.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$12.9	$12.2
Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	10.6	9.4
Other non-cash charges	4.0	1.9
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	2.8	(18.3)
Decrease (increase) in noncurrent assets	(2.0)	(0.7)
Increase (decrease) in current liabilities	(8.8)	5.2
Increase (decrease) in noncurrent liabilities	1.1	0.6

Net cash provided by (used in) operating activities	20.6	10.3

Cash flow from investing activities:
Capital expenditures	(16.6)	(10.4)
Proceeds from sale of interest in joint venture	0.6	-
Other	0.7	0.1

Net cash (used in) investing activities	(15.3)	(10.3)

Cash flow from financing activities:
Net change in outstanding debt	(10.1)	(3.6)
Proceeds from sales of treasury stock	3.6	2.8
Dividends	(5.7)	(5.7)
Excess tax benefits from stock-based compensation	0.1	0.2

Net cash provided by (used in) financing activities	(12.1)	(6.3)

Effect of foreign currency rate changes on cash	-	0.2

Net increase (decrease) in cash and cash equivalents	(6.8)	(6.1)

Cash and cash equivalents at beginning of period	23.7	27.3

Cash and cash equivalents at end of period	$16.9	$21.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Note 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

We, AMCOL International Corporation (the “Company”), are a global company focused on long-term profitability growth through the development and application of minerals and technology products and services for use in various industrial and consumer markets. We operate in five segments: minerals and materials, environmental, oilfield services, transportation and corporate.

Our minerals and materials segment mines, processes and distributes minerals and products for use in various industrial and consumer markets, including metalcasting, pet care, laundry care, and drilling industries. Additionally, this segment develops and manufactures synthetic materials principally for personal care applications.

Our environmental segment manufactures and distributes products for use as moisture and vapor barriers in commercial construction, landfills and a variety of other industrial and commercial applications and provides related services.

Our oilfield services segment provides both onshore and offshore water treatment filtration, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and natural gas industry.

Our transportation segment includes both a long-haul trucking business and a freight brokerage business serving our domestic subsidiaries as well as third parties.

Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company. Approximately 71% and 82% of the revenue elimination in the three months ended March 31, 2012 and 2011, respectively, represents elimination of shipping revenues between our transportation segment and its domestic sister companies.

The composition of our revenues by segment is as follows:

	Three Months Ended March 31,
	2012	2011
Minerals and materials	53%	53%
Environmental	22%	24%
Oilfield services	23%	21%
Transportation	5%	6%
Intersegment sales	-3%	-4%

	100%	100%

Further discussion of our segment information is included in Note 4, “Business Segment Information.”

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2011, is unaudited. The condensed consolidated balance sheet as of December 31, 2011 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2011. The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended March 31, 2012 and 2011, and our financial position as of March 31, 2012, and all such adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three months ended March 31, 2012. These reclassifications did not have a material impact on our financial statements.

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

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year for a variety of reasons, including the seasonality of both our environmental segment, which varies due to the seasonal nature of the construction industry, and our oilfield services segment, which varies due to seasonal weather patterns in its various geographic markets.

Note 2:          EARNINGS PER SHARE

The following table provides further share information used in computing our earnings per share for the periods presented herein. Basic earnings per share was computed by dividing net income attributable to AMCOL shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share was computed by dividing net income attributable to AMCOL shareholders by the weighted average common shares outstanding after consideration of the dilutive effect of stock compensation awards outstanding during each period.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2012	2011
Weighted average number of common shares outstanding	31,979,894	31,515,395
Dilutive impact of stock based compensation	311,864	476,464

Weighted average number of common and common equivalent shares outstanding for the period	32,291,758	31,991,859

Number of common shares outstanding at the end of the period	31,891,418	31,466,023

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	591,028	122,822

Note 3:           ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at March 31, 2012 and December 31, 2011 are comprised of the following components:

	March 31, 2012	December 31, 2011
Crude stockpile inventories	$58.4	$54.6
In-process and finished goods inventories	67.3	66.0
Other raw material, container, and supplies inventories	24.9	26.0

	$150.6	$146.6

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

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$9.3	$7.5
Settlement of obligations	(1.3)	(0.5)
Liabilities incurred and accretion expense	1.8	1.0
Foreign currency	0.1	-

Balance at end of period	$9.9	$8.0

Note 4:          BUSINESS SEGMENT INFORMATION

As previously mentioned, we operate in five segments. We determine our operating segments based on the discrete financial information that is regularly evaluated by our chief operating decision

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

maker, our President and Chief Executive Officer, in deciding how to allocate resources and in assessing performance. Intersegment sales are not material and are eliminated in the corporate segment. Our reportable measure of profit or loss for each segment is operating profit, which is defined as net sales less cost of sales and selling, general and administrative expenses related to a segment’s operations. The costs deducted to arrive at operating profit do not include several items, such as net interest expense or income taxes. Segment assets are those assets used in the operations of that segment. Corporate assets include assets used in the operation of this segment as well as those used by or shared amongst our segments, including certain cash and equivalent assets, certain fixed assets, assets associated with certain employee benefit plans, and other miscellaneous assets.

The following tables set forth certain financial information by segment:

	Three Months Ended March 31,
	2012	2011
Net sales:
Minerals and materials	$125.5	$115.9
Environmental	51.1	51.7
Oilfield services	55.3	44.7
Transportation	11.1	12.7
Intersegment sales	(7.2)	(7.2)

Total	$235.8	$217.8

Operating profit (loss):
Minerals and materials	$21.6	$16.1
Environmental	0.9	2.4
Oilfield services	4.8	4.9
Transportation	0.2	0.5
Corporate	(6.0)	(5.3)

Total	$21.5	$18.6

	As of Mar. 31, 2012	As of Dec. 31, 2011
Assets:
Minerals and materials	$425.2	$422.1
Environmental	166.6	161.4
Oilfield services	189.6	194.4
Transportation	3.9	3.9
Corporate	64.8	60.9

Total	$850.1	$842.7

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2012	2011
Depreciation, depletion and amortization:
Minerals and materials	$4.6	$4.5
Environmental	1.4	1.3
Oilfield services	4.0	3.0
Transportation	-	-
Corporate	0.6	0.6

Total	$10.6	$9.4

Capital expenditures:
Minerals and materials	$6.5	$2.8
Environmental	2.6	0.7
Oilfield services	6.0	6.4
Transportation	-	-
Corporate	1.5	0.5

Total	$16.6	$10.4

Research and development (income) expense:
Minerals and materials	$1.7	$1.6
Environmental	0.6	0.5
Oilfield services	0.1	-
Corporate	0.1	(0.2)

Total	$2.5	$1.9

Note 5:          EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$0.4	$0.4
Interest cost	0.7	0.6
Expected return on plan assets	(0.6)	(0.7)
Amortization of acturial loss	0.2	—

Net periodic benefit cost	$0.7	$0.3

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we expect to contribute $1.7 to our pension plan in 2012, of which $0.8 was contributed in the three months ended March 31, 2012.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Note 6:          INCOME TAXES

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 28.7% and 27.7%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions, changes in tax reserves in 2011, and differences in local tax rates on the income from our foreign subsidiaries.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our condensed consolidated balance sheet:

Liability Derivatives	Balance Sheet Location	Fair Value as of
		March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(8.7)	$(9.0)

Cash flow hedges

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other (Effective Portion)
	Three Months Ended March 31,
	2012	2011

Interest rate swaps, net of tax	$0.2	$0.5

We use interest rate swaps to manage floating interest rate risk on debt securities. Interest rate differentials are paid or received on these arrangements over the life of the swap. As of March 31, 2012 and 2011, we had interest rate swaps outstanding which effectively hedge the variable interest rate on

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

$30.0 of our senior notes to a fixed rate of 5.6% per annum and $33.0 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum, plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. We are particularly sensitive to currency exchange rate fluctuations between the following currency pairs: a) the Euro to the British pound (GBP) and the Polish Zloty (PLN), b) the South African Rand (ZAR) to the USD and the Australian dollar (AUD), c) the GBP to the Danish kroner (DKK) and the Swiss franc (SEK), and d) the USD to the Indian rupee (INR), the Thai baht (THB), and the Turkish lira (TRY). When considered appropriate, we enter into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.

We have not designated our foreign currency derivative contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2012	2011

Foreign currency exchange contracts	Other, net	$(0.4)	$(1.1)

We did not have any significant foreign exchange derivative instruments outstanding as of March 31, 2012 or December 31, 2011.

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

(Dollars in millions)

Level 3 – Valuation is based on model based techniques that use unobservable inputs for the asset or liability. These inputs reflect our own assumption about the assumption market participants would use in pricing the asset or liability.

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 3/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(8.7)	$-	$(8.7)	$-

Available-for-sale securities	2.9	2.9	-	-

Deferred compensation plan assets	9.0	-	9.0	-

Supplementary pension plan assets	8.1	-	8.1	-

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(9.0)	$-	$(9.0)	$-

Available-for-sale securities	3.8	3.8	-	-

Deferred compensation plan assets	8.0	-	8.0	-

Supplementary pension plan assets	7.6	-	7.6	-

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Note 9:          NONCONTROLLING INTEREST

In January 2011, we acquired the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited, a part of our chromite business, for approximately $5.6.

In February 2011, we sold 26% of our interest in Batlhako Mining Limited (“Batlhako”) to Vengawave (Proprietary) Limited, which is a Black Economic Empowerment enterprise (a “BEE”) in the Republic of South Africa. Batlhako is our subsidiary dedicated strictly to mining chromite ore and selling it to one of our other subsidiaries for further processing and sale to the end customer. South African law requires that we have a BEE as a partner in our mining operations and this transaction was consummated to comply with those regulations.

The following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders:

	Three Months Ended March 31,
	2012	2011
Net income attributable to AMCOL shareholders	$12.8	$12.2
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited	-	(5.2)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	-	(3.4)

Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$12.8	$3.6

Note 10:          CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business. Since the mid-1980s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content of our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our foundry customers. Our oilfield services segment is also party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 and the other of $9. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

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

Overview

We are a global company focused on long term profitability growth through the development and application of minerals and technology products and services for use in various industrial and consumer markets. The majority of our revenue growth has been achieved by sustaining our products’ technological advantages, developing new products and applying them in innovative ways, bringing additional products and services to markets we already serve, and overall growth in the industries we serve. We focus our research and development activities in areas where we can either leverage our current customer relationships and mineral reserves or enhance existing or related products and services.

For our products that use minerals, the principal mineral that we utilize is bentonite. We own or lease bentonite reserves in the U.S., Australia, China and Turkey. Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, and Mexico. We also market and develop applications for other minerals, including chromite ore from our mine in South Africa.

Bentonite is surface mined when it is commercially feasible to have it shipped to a plant for further processing, including crushing, drying, milling, and packaging. Bentonite deposits have varying physical properties which require us to identify which markets our reserves can serve. Nicknamed the mineral of a thousand uses, bentonite’s unique characteristics include its ability to bind, swell, adsorb, control rheology, soften fabrics, and have its surface modified through chemical and physical reactions. Our research and development activities, including our understanding of bentonite properties, mining methods, processing and application to markets, are some of the core components of our longevity and future prospects.

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

A majority of our revenues are generated in the Americas, principally North America. Consequently, the state of the U.S. economy, and especially the metalcasting, industrial construction, and oil and gas exploration and production industries, impacts our revenues. Our fastest growing markets are in the Asia-Pacific and European regions.

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

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them. We describe certain risks throughout this report as well as under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K for the year ended December 31, 2011. In general, the significance of these risks has not materially changed since our Annual Report on Form 10-K for the period ended December 31, 2011.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations describes relevant aspects of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis. We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain. As a result, actual results could differ from these estimates. For more information on our critical accounting policies, please read our Annual Report on Form 10-K for the year ended December 31, 2011.

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results. This discussion should be read with the accompanying condensed consolidated financial statements.

The following consolidated income statement review and segment analysis discuss the results for the three months ended March 31, 2012 and the comparable results in the prior year. In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments. We note that certain amounts reported in this Form 10-Q differ from those reported in our press release dated April 27, 2012 due to changes in our calculation of income tax expense in the quarter. Please see the discussion of income tax expense hereafter in this section of Analysis of Results of Operations for further details.

Three months ended March 31, 2012 vs. March 31, 2011

Consolidated Income Statement Review

The table below compares our operating results for the quarters ended March 31, 2012 and 2011.

Consolidated	Three Months Ended March 31,
	2012	2011	2012 vs. 2011
	(In Millions, Except Per Share Amounts)
Continuing operations
Net sales	$235.8	$217.8	8.3%
Cost of sales	170.7	160.1

Gross profit	65.1	57.7	12.8%
margin %	27.6%	26.5%
Selling, general and administrative expenses	43.6	39.1	11.5%

Operating profit	21.5	18.6	15.6%
margin %	9.1%	8.5%
Other income (expense):
Interest expense, net	(2.7)	(2.7)	0.0%
Other, net	(2.1)	(0.4)	*

	(4.8)	(3.1)

Income before income taxes and income (loss) from affiliates and joint ventures	16.7	15.5
Income tax expense	4.8	4.3	11.6%
effective tax rate	28.7%	27.7%

Income before income (loss) from affiliates and joint ventures	11.9	11.2
Income (loss) from affiliates and joint ventures	1.2	1.1	9.1%

Income (loss) from continuing operations	13.1	12.3

Discontinued operations
Income (loss) on discontinued operations	(0.2)	(0.1)	100.0%

Net income (loss)	12.9	12.2	5.7%

Net income (loss) attributable to noncontrolling interests	0.1	-	*

Net income (loss) attributable to AMCOL shareholders	$12.8	$12.2	4.9%

Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share:
Continuing operations	$0.41	$0.39	5.1%
Discontinued operations	(0.01)	-	*

Net income	0.40	0.39	2.6%

Diluted earnings (loss) per share
Continuing operations	$0.41	$0.38	7.9%
Discontinued operations	(0.01)	-	*

Net income	$0.40	$0.38	5.3%

*	Not meaningful

We measure sales fluctuations by the relevant components: organic, acquisitions, and foreign currency translation. Fluctuation due to foreign currency translation is measured as the change in revenues resulting from differences in currency exchange rates between periods. If applicable, fluctuation due to acquisitions is measured as the change in revenues resulting from acquired businesses within the first year (twelve consecutive months) we own them. Any remaining fluctuation is due to organic components. The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	4.7%	0.0%	-0.3%	4.4%
Environmental	0.3%	0.0%	-0.6%	-0.3%
Oilfield services	4.9%	0.0%	0.0%	4.9%
Transportation & intersegment shipping	-0.7%	0.0%	0.0%	-0.7%

Total	9.2%	0.0%	-0.9%	8.3%

% of growth	111.0%	0.0%	-11.0%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	32.8%	8.8%	11.0%	52.6%
Environmental	11.8%	7.9%	1.8%	21.5%
Oilfield services	20.2%	1.1%	2.1%	23.4%
Transportation & intersegment shipping	2.5%	0.0%	0.0%	2.5%

Total - current year’s period	67.3%	17.8%	14.9%	100.0%

Total from prior year’s comparable period	64.2%	22.5%	13.3%	100.0%

Net sales:

Our net sales grew organically and were negatively affected by foreign currency translation. The majority of the increase occurred in our minerals and materials and oilfield services segments. Sales were less concentrated in our EMEA region due to decreased sales in our environmental segment, especially within Western Europe , partially due to our decision to exit the contracting services business in Ireland. Also affecting our EMEA sales was our chromite sales in South Africa, which decreased due to a temporary plant shut down as we commission new production equipment there.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above. Gross margin increased 110 basis points due to a 260 basis point increase in our minerals and materials segment’s gross margin.

Selling, general and administrative expenses (SG&A):

SG&A expenses increased $4.5 million. This includes a $1.3 million bad debt expense within our oilfield services segment as well as $0.7 million of expenses incurred to write off certain information technology equipment in our corporate segment. The remaining increase relates to increased benefits and compensation expenses, such as commissions, which generally increase with sales.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the increase in SG&A expenses. Overall, however, operating profits increased faster than sales, reflective of our increased operating leverage.

Other income (expense), net:

The increase in Other, net relates to a $1.8 million provision for estimated losses on certain non-operating assets.

Income tax expense:

Our effective tax rate for the current quarter was 28.7% versus 27.7% in the prior year’s quarter. Our income tax expense and effective tax rate fluctuated between the periods presented due to discrete items recorded and the distribution of income between taxing jurisdictions. The current year’s quarter does not include any discrete items whereas the prior year’s quarter includes $0.6 million of discrete tax expense. In addition, the current quarter’s income is more heavily concentrated in our domestic businesses which typically have a higher income tax rate than our foreign operations.

The income tax expense in our press release dated April 27, 2012 included discrete income tax benefits of $0.6 million which, subsequent to the press release, we determined were incorrectly calculated. As a result, we have eliminated these benefits and increased income tax expense by the same amount. This had the effect of increasing our effective tax rate by 360 basis points and decreasing our diluted earnings per share by $0.02 per share in this quarter.

Diluted earnings per share from continuing operations:

Diluted earnings per share from continuing operations increased in the quarter due to increased net income from continuing operations.

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

Minerals and Materials	Three Months Ended March 31,
	2012		2011		2012 vs. 2011
	(Dollars in millions)
Net sales	$125.5	100.0%	$115.9	100.0%	$9.6	8.3%
Cost of sales	91.9	73.2%	87.8	75.8%

Gross profit	33.6	26.8%	28.1	24.2%	5.5	19.6%
Selling, general and administrative expenses	12.0	9.6%	12.0	10.4%	-	0.0%

Operating profit	21.6	17.2%	16.1	13.8%	5.5	34.2%

Minerals and Materials Product Line Sales	Three Months Ended March 31,
	2012	2011	% change
	(Dollars in Millions)
Metalcasting	$62.9	$55.3	13.7%
Specialty materials	26.8	27.4	-2.2%
Basic minerals	19.5	16.4	18.9%
Pet products	14.4	15.1	-4.6%
Other product lines	1.9	1.7	11.8%

Total	125.5	115.9	8.3%

Increased selling prices accounted for 75% of the increase in sales. We have been successful in increasing selling prices in our metalcasting product line and in our petroleum products (included within our basic minerals product line). Our metalcasting product line, which includes chromite sales to foundry customers, continues to experience an increase in demand due to growth in demand for automobile and heavy equipment castings. Our petroleum products are also in high demand given the increased drilling activity occurring in the United States.

The aforementioned selling price increases are the major contributor to the increase in both gross profits and gross margins. However, they were partially offset by overall increases in costs, especially with regards to certain raw materials. On a combined basis, the increased selling prices and costs account for 89% of the increase in gross profits.

The trends in operating profit follow those of gross profit. Operating margins, however, increased more than gross margins (340 basis points versus 260 basis points) due to the fact that the majority of the increase in sales (increased selling prices) were not accompanied by increased SG&A costs.

Environmental Segment

Environmental	Three Months Ended March 31,
	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$51.1	100.0%	$51.7	100.0%	$(0.6)	-1.2%
Cost of sales	36.2	70.8%	35.7	69.1%

Gross profit	14.9	29.2%	16.0	30.9%	(1.1)	-6.9%
Selling, general and administrative expenses	14.0	27.4%	13.6	26.3%	0.4	2.9%

Operating profit (loss)	0.9	1.8%	2.4	4.6%	(1.5)	-62.5%

Environmental Product Line Sales	Three Months Ended March 31,
	2012	2011	% change
	(Dollars in Millions)
Lining technologies	$19.3	$21.6	-10.6%
Building materials	18.8	17.5	7.4%
Drilling products	8.6	6.0	43.3%
Contracting services	4.4	6.6	-33.3%

Total	51.1	51.7	-1.2%

Sales decreased slightly in the current quarter as decreases in our lining technologies and contracting services product lines overshadowed increases in our drilling and building materials product lines. Demand for lining technology product and systems has decreased in the US and Europe, and we are in the process of exiting some portions of the contracting services business in Europe. We have enjoyed continued success from new product launches within our building materials group, and demand for our drilling product lines remains strong.

Gross profit decreased as lower volumes caused per unit production costs to increase. In addition, we experienced low margins on some contracting services jobs in Europe. Sales were also slightly more concentrated in lower margin, accessory products.

SG&A expenses increased for a variety of reasons, none of which are individually significant. The increases relate to increased commissions on building materials product line sales, professional fees, investments being made in India (a new market for us), and expenses associated with restructuring this segment.

The trends in operating profit and operating profit margin follow those of gross profit and gross margin combined with the increased SG&A levels.

Oilfield Services Segment

Oilfield Services	Three Months Ended March 31,
	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$55.3	100.0%	$44.7	100.0%	$10.6	23.7%
Cost of sales	39.9	72.2%	32.0	71.6%

Gross profit	15.4	27.8%	12.7	28.4%	2.7	21.3%
Selling, general and administrative expenses	10.6	19.2%	7.8	17.4%	2.8	35.9%

Operating profit	4.8	8.6%	4.9	11.0%	(0.1)	-2.0%

The majority of the revenue increase (approximately 62%) occurred in our foreign operations, which primarily focus on water treatment technologies. In our foreign markets, we have been successful in gaining new contracts with customers, leading to the increase. Domestically, revenues increased mostly in our coil tubing and water treatment service lines due to increases in overall demand and increased service capacity after having purchased additional equipment in late 2011.

Gross profits increased with sales and gross margins remained relatively stable overall. However, gross profit margins on domestic operations decreased due to increased costs in our coil tubing services that resulted from the commissioning of new equipment and an increased concentration of land based jobs. Gross profit margins in our international operations benefitted from increased economies of scale given the growth in revenues.

Of the $2.8 million increase in SG&A expenses, approximately $1.3 million of which relates to one bad debt. The remainder of it relates to increased compensation and benefit expenses associated with improved performance and growth within the segment.

Transportation Segment

Transportation	Three Months Ended March 31,
	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$11.1	100.0%	$12.7	100.0%	$(1.6)	-12.6%
Cost of sales	9.9	89.2%	11.3	89.0%

Gross profit	1.2	10.8%	1.4	11.0%	(0.2)	-14.3%
Selling, general and administrative expenses	1.0	9.0%	0.9	7.1%	0.1	11.1%

Operating profit	0.2	1.8%	0.5	3.9%	(0.3)	-60.0%

This segment provides services to third parties as well as AMCOL companies within our other segments. Revenues decreased due to increased competition as well as availability of drivers, who are being recruited to oil and gas opportunities in the Bakken shale region. Operating profits decreased as a result of the decrease in revenues.

Corporate Segment

Corporate	Three Months Ended March 31,
	2012	2011	2012 vs. 2011
	(Dollars in Millions)
Intersegment sales	$(7.2)	$(7.2)	-
Intersegment cost of sales	(7.2)	(6.7)

Gross profit (loss)	-	(0.5)	0.5
Selling, general and administrative expenses	6.0	4.8	1.2	25.0%

Operating loss	(6.0)	(5.3)	(0.7)	13.2%

Intersegment sales are eliminated in our corporate segment. These are mostly sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments.

Corporate SG&A expenses increased due to $0.7 of expenses incurred to write-off certain information technology investments and increased professional fees.

Balance Sheet Review

Our working capital level remained steady; it was $293.7 million at March 31, 2012 and $294.2 million at December 31, 2011. We were able to maintain a stable working capital level even though sales increased significantly due to improvements in collections of accounts receivable. We also increased our investments in property, plant and equipment, mostly in our oilfield services and minerals and materials segments, to help grow and maintain those businesses. Improved performance of working capital allowed us to not only fund these investments but also reduce our debt balance in the first three months of 2012.

Our accumulated other comprehensive income increased $10.2 million, primarily due to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation. Although all foreign subsidiaries are subject to translation adjustments during consolidation, the exchange rates between the USD and the PLN, the ZAR and the TRY have fluctuated significantly, causing the majority of the change in this account. Last, our treasury stock account has decreased due to exercise of stock compensation awards by our employees. We expect to exhaust our supply of treasury shares during 2012 as we provide them to employees upon exercise of stock compensation awards; if our supply is exhausted, we may issue additional shares as awards are exercised.

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

We may need additional debt or equity facilities in order to pursue acquisitions, when and if these opportunities become available, and we may or may not be able to obtain such facilities on terms substantially similar to our current facilities as discussed in Item 1A – Risk Factors of our Annual Report on Form 10-K filed for 2011. Terms of any new facilities, especially interest rates or covenants, may be significantly different from those we currently have.

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

Cash Flows ($ in millions)	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$20.6	$10.3
Net cash used in investing activities	(15.3)	(10.3)
Net cash provided by (used in) financing activities	(12.1)	(6.3)

Cash flows from operating activities increased from the prior year period largely due to improved management of our working capital, especially accounts receivable.

Capital expenditures for the first three months of 2012 and 2011 were $16.6 million and $10.4 million, respectively. In these periods, the expenditures include $4.1 million and $0.7 million, respectively, of expenditures associated with establishing our South African chromite operations. In the three months ended March 31, 2012, the majority of our capital expenditures occurred in our oilfield services segment (to increase the size of our equipment fleet) and our minerals and materials segment (mostly for maintenance capital to ensure stability as the business experiences growth). We expect our capital expenditures in our fiscal year for 2012 to exceed the levels experienced in recent years.

Financial Position ($ in millions)	As at
	March 31, 2012	December 31, 2011
Non-cash working capital	$276.8	$270.5
Goodwill & intangible assets	107.1	106.1
Total assets	850.1	842.7

Long-term debt	250.7	260.7
Other long-term obligations	65.1	63.7
Total equity	422.8	400.2

Non-cash working capital at March 31, 2012 increased $6.3 million as compared to the amount at December 31, 2011 due to increased working capital required to support the growth in the business. Given the seasonality of our environmental and oilfield services segments as well as the project nature of some of our services provided in the oilfield services segment, working capital levels have historically increased in the early and middle parts of the year and then decreased later in the year; we do not see a reason why this trend would not continue.

Improved performance of working capital allowed us to reduce long-term debt by $10.0 million in the first quarter of 2012. Long-term debt as a percentage of total capitalization decreased 220 basis points to 37.2%. We have approximately $179.2 million of borrowing capacity available from our revolving credit facility as of March 31, 2012. We are in compliance with the financial covenants related to the revolving credit facility as of the period covered by this report.

We are party to a number of lawsuits arising in the normal course of business. Since the mid-1980s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content of our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our foundry customers. Our oilfield services segment is also party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 million and the other of $9 million. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Item 7 of our Annual Report on Form 10-K, for the year ended December 31, 2011 discloses our contractual obligations and off-balance sheet arrangements. There were no material changes in our contractual obligations and off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2011 other than those discussed in Part 1, Item 2 of this report.

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

PART II - OTHER INFORMATION

Item 4:	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

Item 6:	Exhibits

Exhibit Number
10.1	Credit Agreement dated as of January 20, 2012 by and among the Company, certain of its subsidiaries, BMO Harris Bank N.A., as administrative agent, and certain other financial institutions identified as lenders therein (1)
10.2	2012 Performance Agreement dated March 14, 2012 by and between the Company and Michael Johnson
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101

The following information from our Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i)     Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011,

(ii)   Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011,

(iii)  Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011,

(iv)  Condensed Consolidated Statements of Changes in Equity for three months ended March 31, 2012 and 2011,

(v)    Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2012 and 2011, and

(vi)  Notes to Condensed Consolidated Financial Statements.

(1)	Exhibit is incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 23, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	May 10, 2012	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date:	May 10, 2012	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.2	2012 Performance Agreement dated March 14, 2012 by and between the Company and Michael Johnson
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101

The following information from our Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i)     Condensed Consolidated Balance Sheets at March 31, 2012, and December 31, 2011,

(ii)   Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011,

(iii)  Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011,

(iv)  Condensed Consolidated Statements of Changes in Equity for three months ended March 31, 2012 and 2011,

(v)    Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2012 and 2011, and

(vi)  Notes to Condensed Consolidated Financial Statements.