Form 10-Q
period 2012-06-30
AMCOL INTERNATIONAL CORP
filed 2012-10-30
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                  June 30, 2012

                                                             or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 12, 2012
(Common stock, $.01 par value)	31,959,139 Shares

AMCOL INTERNATIONAL CORPORATION

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

Item 1:	Financial Statements

ASSETS	June 30, 2012 (unaudited)	December 31, 2011
Current assets:
Cash and cash equivalents	$16.8	$23.7
Accounts receivable, net	217.2	204.8
Inventories	146.0	144.8
Prepaid expenses	19.2	15.7
Deferred income taxes	4.2	5.9
Income tax receivable	11.0	6.9
Other	4.0	6.1

Total current assets	418.4	407.9

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	13.9	13.9
Mineral rights	49.8	52.5
Depreciable assets	507.8	482.6

	571.5	549.0

Less: accumulated depreciation and depletion	291.4	275.5

	280.1	273.5

Goodwill	69.4	69.5
Intangible assets, net	35.8	36.6
Investment in and advances to affiliates and joint ventures	26.8	26.4
Available-for-sale securities	3.0	3.8
Deferred income taxes	9.0	8.5
Other assets	26.5	24.4

Total noncurrent assets	450.6	442.7

Total Assets	$869.0	$850.6

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2012 (unaudited)	December 31, 2011
Current liabilities:
Accounts payable	$50.3	$56.5
Accrued income taxes	10.1	2.4
Accrued liabilities	58.3	57.9

Total current liabilities	118.7	116.8

Noncurrent liabilities:
Long-term debt	251.0	260.7
Pension liabilities	35.2	34.8
Deferred compensation	9.0	8.9
Deferred income taxes	12.9	13.5
Other long-term liabilities	19.3	19.2

Total noncurrent liabilities	327.4	337.1

Shareholders’ Equity:
Common stock	0.3	0.3
Additional paid in capital	99.2	94.3
Retained earnings	339.7	316.4
Accumulated other comprehensive income (loss)	(18.8)	(15.0)
Less: Treasury stock	(1.3)	(3.4)

Total AMCOL shareholders’ equity	419.1	392.6

Noncontrolling interest	3.8	4.1

Total equity	422.9	396.7

Total Liabilities and Shareholders’ Equity	$869.0	$850.6

  The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in millions, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Continuing Operations
Net sales	$493.0	$461.7	$257.4	$243.1
Cost of sales	353.8	341.3	182.8	181.1

Gross profit	139.2	120.4	74.6	62.0
Selling, general and administrative expenses	86.9	80.1	43.6	41.0

Operating profit	52.3	40.3	31.0	21.0

Other income (expense):
Interest expense, net	(5.4)	(5.3)	(2.7)	(2.7)
Other, net	(2.7)	0.1	(0.5)	0.5

	(8.1)	(5.2)	(3.2)	(2.2)

Income before income taxes and income (loss) from affiliates and joint ventures	44.2	35.1	27.8	18.8
Income tax expense	11.9	9.6	7.6	5.7

Income before income (loss) from affiliates and joint ventures	32.3	25.5	20.2	13.1
Income (loss) from affiliates and joint ventures	2.3	0.9	1.1	(0.1)

Income (loss) from continuing operations	34.6	26.4	21.3	13.0

Discontinued Operations
Income (loss) on discontinued operations	-	0.1	-	0.2

Net income (loss)	34.6	26.5	21.3	13.2

Net income (loss) attributable to noncontrolling interests	(0.2)	-	(0.3)	-

Net income (loss) attributable to AMCOL shareholders	$34.8	$26.5	$21.6	$13.2

Weighted average common shares outstanding	32.0	31.6	32.0	31.7
Weighted average common and common equivalent shares outstanding	32.3	32.1	32.3	32.2
Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$34.8	$26.4	$21.6	$13.0
Discontinued operations, net of tax	-	0.1	-	0.2

Net income	$34.8	$26.5	$21.6	$13.2

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.09	$0.84	$0.67	$0.41
Discontinued operations	-	-	-	0.01

Net income	$1.09	$0.84	$0.67	$0.42

Diluted earnings (loss) per share:
Continuing operations	$1.08	$0.83	$0.67	$0.40
Discontinued operations	-	-	-	0.01

Net income	$1.08	$0.83	$0.67	$0.41

Dividends declared per share	$0.36	$0.36	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Amounts in millions)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Net income (loss)	$34.6	$26.5	$34.8	$26.5	$(0.2)	$-
Other comprehensive income (loss):
Foreign currency translation adjustment	(3.5)	2.2	(3.4)	2.2	(0.1)	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(0.8)	(6.6)	(0.8)	(6.6)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	-	(0.3)	-	(0.3)	-	-
Pension adjustment, net of tax	0.4	-	0.4	-	-	-

Comprehensive income (loss)	$30.7	$21.8	$31.0	$21.8	$(0.3)	$-

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Net income (loss)	$21.3	$13.2	$21.6	$13.2	$(0.3)	$-
Other comprehensive income (loss):
Foreign currency translation adjustment	(14.3)	0.4	(14.0)	0.4	(0.3)	-
Unrealized gain (loss) on available-for-sale securities, net of tax	0.1	(3.7)	0.1	(3.7)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	(0.2)	(0.8)	(0.2)	(0.8)	-	-
Pension adjustment, net of tax	0.2	-	0.2	-	-	-

Comprehensive income (loss)	$7.1	$9.1	$7.7	$9.1	$(0.6)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(Amounts in millions)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2010	$395.1	$279.6	$28.7	$0.3	$(8.9)	$95.1	$0.3
Net income (loss)	26.5	26.5					-
Cash dividends	(11.4)	(11.4)
Issuance of treasury shares pursuant to employee stock compensation plans	6.4				4.5	1.9
Tax benefit from employee stock compensation plans	0.6					0.6
Vesting of common stock in connection with employee stock compensation plans	2.4					2.4
Purchase of noncontrolling interest	(5.7)					(5.4)	(0.3)
Sale of subsidiary shares to noncontrolling interest	-		(1.4)			(3.4)	4.8
Other comprehensive income (loss)	(3.3)		(3.3)				-

Balance at June 30, 2011	410.6	294.7	24.0	0.3	(4.4)	91.2	4.8

Balance at December 31, 2011	$396.7	$316.4	$(15.0)	$0.3	$(3.4)	$94.3	$4.1
Net income (loss)	34.6	34.8					(0.2)
Cash dividends	(11.5)	(11.5)
Issuance of treasury shares pursuant to employee stock compensation plans	3.9				2.1	1.8
Tax benefit from employee stock compensation plans	(0.1)					(0.1)
Vesting of common stock in connection with employee stock compensation plans	3.1					3.1
Other comprehensive income (loss)	(3.9)		(3.8)				(0.1)
Other	0.1					0.1

Balance at June 30, 2012	422.9	339.7	(18.8)	0.3	(1.3)	99.2	3.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in millions)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net income	$34.6	$26.5
Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	21.8	19.9
Other non-cash charges	7.4	2.4
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(26.3)	(58.4)
Decrease (increase) in noncurrent assets	(1.7)	(0.1)
Increase (decrease) in current liabilities	2.1	22.5
Increase (decrease) in noncurrent liabilities	1.4	1.2

Net cash provided by (used in) operating activities	39.3	14.0

Cash flow from investing activities:
Capital expenditures	(32.2)	(24.8)
Investments in and advances to affiliates and joint ventures	0.1	(0.8)
Proceeds from sale of land and depreciable assets	1.4	1.4
Other	0.8	0.3

Net cash (used in) investing activities	(29.9)	(23.9)

Cash flow from financing activities:
Net change in outstanding debt	(9.6)	4.5
Proceeds from sales of treasury stock	3.9	6.5
Dividends	(11.5)	(11.4)
Excess tax benefits from stock-based compensation	0.2	0.7

Net cash provided by (used in) financing activities	(17.0)	0.3

Effect of foreign currency rate changes on cash	0.7	0.7

Net increase (decrease) in cash and cash equivalents	(6.9)	(8.9)

Cash and cash equivalents at beginning of period	23.7	26.8

Cash and cash equivalents at end of period	$16.8	$17.9

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

Our transportation segment provides both long-haul trucking and freight brokerage services for our domestic subsidiaries as well as third parties.

Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company. Approximately 73% and 77% of the revenue elimination in the six months ended June 30, 2012 and 2011, respectively, and 74% and 74% of the revenue elimination in the three months ended June 30, 2012 and 2011, respectively, represents elimination of shipping revenues between our transportation segment and its domestic sister companies.

The composition of our revenues by segment is as follows:

	Six Months Ended June 30,
	2012	2011
Minerals and materials	52%	51%
Environmental	23%	27%
Oilfield services	24%	20%
Transportation	5%	6%
Intersegment sales	-4%	-4%

	100%	100%

Further discussion of our segment information is included in Note 5, “Business Segment Information.”

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Basis of Presentation

The financial information included herein has been prepared by management. The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended June 30, 2012 and 2011, and our financial position as of June 30, 2012, and all such adjustments are of a normal and recurring nature. The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three and six months ended June 30, 2012.

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

Note 2:	CORRECTION OF ERRORS IN PREVIOUSLY REPORTED FINANCIAL STATEMENTS

In August 2012, management in our environmental segment conducted a physical count of inventory at its operations in Spain. Upon an evaluation of the results of that physical inventory, we determined that our inventory values as recorded were misstated and that these misstatements affected prior periods.

Our previously issued financial statements dating back to 2008 and prior years contain other errors which were not previously corrected as they were immaterial to our previously issued consolidated financial statements. We assessed the materiality of all the errors in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and in accordance with the rollover and iron curtain methods as described in SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

We concluded that these errors were individually and collectively immaterial to our previously issued financial statements. However, under SAB 108, we concluded that there is a reasonable possibility that our financial statements for the twelve months ended December 31, 2012 will be materially misstated if we correct the prior year errors in the current year. As a result, we decided to correct our prior year financial statements even though the errors are immaterial to the financial statements issued in those years. Under SAB 108, correcting prior year financial statements for immaterial errors does not require our previously filed reports to be amended; rather, SAB 108 allows these corrections to be made when we file our prior period consolidated financial statements in our 2012 Form 10-K.

For all periods including and between the twelve months ended December 31, 2008 and the three months ended March 31, 2012, these errors, when combined with the errors in our Spanish operations, decreased net income available to AMCOL shareholders by $2.7. Although there were several errors across various categories, we have summarized the errors into general categories and quantified the amount by which they increased (decreased) net income available to AMCOL shareholders as noted below:

•	Spain – $2.8 decrease for errors associated with accounting for inventory and other items in our environmental segment’s Spanish operations;

•	South Africa – $0.8 decrease for errors related to the accounting for the acquisition of mineral rights in our minerals and materials segment’s chromite operations in South Africa;

•

Malaysia – $0.3 increase resulting from correcting errors in our oilfield services segment’s Malaysian operations, largely relating to improper recognition of expenses and errors in accounting for revenues;

•	DongMing – adjustments to correct errors made in accounting for accounts payable in this China subsidiary;

•	Tax – $0.2 increase resulting largely from inaccuracies in the accounting for income tax expense in our international operations; and

•	$0.4 increase for other insignificant errors we have aggregated together.

Adjustments by category and increase (decrease) to Net income available to AMCOL sharesholders attributable to each category	Prior to 2009	Twelve Months Ended December 31,			Three Months Ended March 31, 2012	Total
		2009	2010	2011
Spain	$-	$(0.8)	$(0.6)	$(1.1)	$(0.3)	$(2.8)
South Africa	-	(0.3)	-	(0.5)	-	(0.8)
Malaysia	-	-	(0.4)	0.7	-	0.3
DongMing	0.2	0.1	0.2	(0.5)	-	-
Tax	(0.5)	0.1	(1.2)	1.5	0.3	0.2
Other	(0.3)	(0.7)	0.6	0.4	0.4	0.4

Total	$(0.6)	$(1.6)	$(1.4)	$0.5	$0.4	$(2.7)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Corrections to annual periods ended December 31, 2009, December 31, 2010 and 2011 and as of December 31, 2010 and 2011

The effect of correcting these errors on our condensed consolidated statements of operations for our years ended December 31, 2009, 2010 and 2011 is as follows:

		Year Ended December 31, 2009
		Adjustments
	Previously Reported	Spain	South Africa	DongMing	Tax	Other	Total	As Adjusted
Continuing Operations
Net sales	$691.9	$-	$-	$-	$-	$(3.7)	$(3.7)	$688.2
Cost of sales	505.6	0.7	0.5			(3.8)	(2.6)	503.0

Gross profit	186.3	(0.7)	(0.5)	-	-	0.1	(1.1)	185.2
Selling, general and administrative expenses	133.4	0.3	0.1	(0.1)		1.5	1.8	135.2

Operating profit	52.9	(1.0)	(0.6)	0.1	-	(1.4)	(2.9)	50.0

Other income (expense):
Interest expense, net	(12.2)					0.2	0.2	(12.0)
Other, net	(0.9)					0.6	0.6	(0.3)

	(13.1)	-	-	-	-	0.8	0.8	(12.3)

Income before income taxes and income (loss) from affiliates and joint ventures	39.8	(1.0)	(0.6)	0.1	-	(0.6)	(2.1)	37.7
Income tax expense (benefit)	5.3	(0.2)	(0.1)	-	(0.1)	-	(0.4)	4.9

Income before income (loss) from affiliates and joint ventures	34.5	(0.8)	(0.5)	0.1	0.1	(0.6)	(1.7)	32.8
Income (loss) from affiliates and joint ventures	0.1					(0.1)	(0.1)	-

Income (loss) from continuing operations	34.6	(0.8)	(0.5)	0.1	0.1	(0.7)	(1.8)	32.8

Discontinued Operations
Income (loss) on discontinued operations	0.3					-	-	0.3

Net income (loss)	34.9	(0.8)	(0.5)	0.1	0.1	(0.7)	(1.8)	33.1

Net income (loss) attributable to noncontrolling interests	0.1		(0.2)			-	(0.2)	(0.1)

Net income (loss) attributable to AMCOL shareholders	$34.8	$(0.8)	$(0.3)	$0.1	$0.1	$(0.7)	$(1.6)	$33.2

Weighted average common shares outstanding	30.8						30.8	30.8
Weighted average common and common equivalent shares outstanding	31.0						31.0	31.0
Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$34.5						$(1.6)	$32.9
Discontinued operations, net of tax	0.3						-	0.3

Net income	$34.8						$(1.6)	$33.2

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.12						$(0.05)	$1.07
Discontinued operations	0.01						-	0.01

Net income	$1.13						$(0.05)	$1.08

Diluted earnings (loss) per share:
Continuing operations	$1.11						$(0.05)	$1.06
Discontinued operations	0.01						-	0.01

Net income	$1.12						$(0.05)	$1.07

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

	Year Ended December 31, 2010
		Adjustments
	Previously Reported	Spain	South Africa	Malaysia	DongMing	Tax	Other	Total	As Adjusted
Continuing Operations
Net sales	$841.0	$-	$-	$(0.6)	$-	$-	$(14.2)	$(14.8)	$826.2
Cost of sales	624.1	0.6					(12.7)	(12.1)	612.0

Gross profit	216.9	(0.6)	-	(0.6)	-	-	(1.5)	(2.7)	214.2
Selling, general and administrative expenses	146.9		(0.1)		(0.3)		(1.5)	(1.9)	145.0

Operating profit	70.0	(0.6)	0.1	(0.6)	0.3	-	(0.0)	(0.8)	69.2

Other income (expense):
Interest expense, net	(9.7)						0.1	0.1	(9.6)
Other, net	1.2						0.1	0.1	1.3

	(8.5)	-	-	-	-	-	0.2	0.2	(8.3)

Income before income taxes and income (loss) from affiliates and joint ventures	61.5	(0.6)	0.1	(0.6)	0.3	-	0.2	(0.6)	60.9
Income tax expense (benefit)	19.4		0.1	(0.2)	0.1	1.2	0.2	1.4	20.8

Income before income (loss) from affiliates and joint ventures	42.1	(0.6)	-	(0.4)	0.2	(1.2)	(0.0)	(2.0)	40.1
Income (loss) from affiliates and joint ventures	(11.3)						0.2	0.2	(11.1)

Income (loss) from continuing operations	30.8	(0.6)	-	(0.4)	0.2	(1.2)	0.2	(1.8)	29.0

Discontinued Operations
Income (loss) on discontinued operations	(0.9)						-	-	(0.9)

Net income (loss)	29.9	(0.6)	-	(0.4)	0.2	(1.2)	0.2	(1.8)	28.1

Net income (loss) attributable to noncontrolling interests	(0.4)						(0.4)	(0.4)	(0.8)

Net income (loss) attributable to AMCOL shareholders	$30.3	$(0.6)	$-	$(0.4)	$0.2	$(1.2)	$0.6	$(1.4)	$28.9

Weighted average common shares outstanding	31.2							31.2	31.2
Weighted average common and common equivalent shares outstanding	31.5							31.5	31.5
Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$31.2							$(1.4)	$29.8
Discontinued operations, net of tax	(0.9)							-	(0.9)

Net income	$30.3							$(1.4)	$28.9

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.00							$(0.04)	$0.96
Discontinued operations	(0.03)							-	(0.03)

Net income	$0.97							$(0.04)	$0.93

Diluted earnings (loss) per share:
Continuing operations	$0.99							$(0.04)	$0.95
Discontinued operations	(0.03)							-	(0.03)

Net income	$0.96							$(0.04)	$0.92

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

	Year Ended December 31, 2011
		Adjustments
	Previously Reported	Spain	South Africa	Malaysia	DongMing	Tax	Other	Total	As Adjusted
Continuing Operations
Net sales	$942.4	$-	$-	$0.6	$-	$-	$0.8	$1.4	$943.8
Cost of sales	689.5	1.2	0.3	-	-	-	(0.1)	1.4	690.9

Gross profit	252.9	(1.2)	(0.3)	0.6	-	-	0.9	-	252.9
Selling, general and administrative expenses	165.2	0.1	-	(0.2)	0.7	-	-	0.6	165.8

Operating profit	87.7	(1.3)	(0.3)	0.8	(0.7)	-	0.9	(0.6)	87.1

Other income (expense):
Interest expense, net	(11.5)	-	-	-	-	-	0.2	0.2	(11.3)
Other, net	0.2	-	-	-	-	-	-	-	0.2

	(11.3)	-	-	-	-	-	0.2	0.2	(11.1)

Income before income taxes and income (loss) from affiliates and joint ventures	76.4	(1.3)	(0.3)	0.8	(0.7)	-	1.1	(0.4)	76.0
Income tax expense (benefit)	21.8	(0.2)	0.3	0.1	(0.2)	(1.8)	0.5	(1.3)	20.5

Income before income (loss) from affiliates and joint ventures	54.6	(1.1)	(0.6)	0.7	(0.5)	1.8	0.6	0.9	55.5
Income (loss) from affiliates and joint ventures	5.5				-	(0.3)	0.1	(0.2)	5.3

Income (loss) from continuing operations	60.1	(1.1)	(0.6)	0.7	(0.5)	1.5	0.7	0.7	60.8

Discontinued Operations
Income (loss) on discontinued operations	(0.9)						(0.3)	(0.3)	(1.2)

Net income (loss)	59.2	(1.1)	(0.6)	0.7	(0.5)	1.5	0.4	0.4	59.6

Net income (loss) attributable to noncontrolling interests	0.1	-	(0.1)	-	-	-	-	(0.1)	-

Net income (loss) attributable to AMCOL shareholders	$59.1	$(1.1)	$(0.5)	$0.7	$(0.5)	$1.5	$0.4	$0.5	$59.6

Weighted average common shares outstanding	31.7							31.7	31.7
Weighted average common and common equivalent shares outstanding	32.1							32.1	32.1
Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$60.0							$0.8	$60.8
Discontinued operations, net of tax	(0.9)							(0.3)	(1.2)

Net income	$59.1							$0.5	$59.6

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.89							$0.03	$1.92
Discontinued operations	(0.03)							(0.01)	(0.04)

Net income	$1.86							$0.02	$1.88

Diluted earnings (loss) per share:
Continuing operations	$1.87							$0.02	$1.89
Discontinued operations	(0.03)							(0.01)	(0.04)

Net income	$1.84							$0.01	$1.85

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

The effect of correcting these errors in our condensed consolidated balance sheets as of December 31, 2010 and 2011 is as follows:

ASSETS	December 31, 2010
		Adjustments
	Previously Reported	Spain	South Africa	Malaysia	DongMing	Tax	Other	Total	As Adjusted
Current assets:
Cash and cash equivalents	$27.3	$-	$-	$-	$-	$-	$(0.5)	$(0.5)	$26.8
Accounts receivable, net	194.0	(0.4)		(1.1)			(2.4)	(3.9)	190.1
Inventories	107.5	(1.0)					(0.9)	(1.9)	105.6
Prepaid expenses	12.6						0.4	0.4	13.0
Deferred income taxes	5.5						-		5.5
Income tax receivable	8.5						-		8.5
Other	6.2						-		6.2

Total current assets	361.6	(1.4)	-	(1.1)	-	-	(3.4)	(5.9)	355.7

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	11.6						(0.7)	(0.7)	10.9
Mineral rights	51.4		13.6				-	13.6	65.0
Depreciable assets	454.4						(2.1)	(2.1)	452.3

	517.4	-	13.6	-	-	-	(2.8)	10.8	528.2

Less: accumulated depreciation and depletion	256.9						(0.2)	(0.2)	256.7

	260.5	-	13.6	-	-	-	(2.6)	11.0	271.5

Goodwill	70.9								70.9
Intangible assets, net	42.6						(0.7)	(0.7)	41.9
Investment in and advances to affiliates and joint ventures	19.0						1.9	1.9	20.9
Available-for-sale securities	14.2						-		14.2
Deferred income taxes	7.6		1.6				-	1.6	9.2
Other assets	22.7			0.5			0.3	0.8	23.5
							-

Total noncurrent assets	437.5	-	15.2	0.5	-	-	(1.1)	14.6	452.1

Total Assets	$799.1	$(1.4)	$15.2	$(0.6)	$-	$-	$(4.5)	$8.7	$807.8

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY	December 31, 2010
		Adjustments
	Previously Reported	Spain	South Africa	Malaysia	DongMing	Tax	Other	Total	As Adjusted
Current liabilities:
Accounts payable	$53.2	$-	$-	$-	$(0.7)		$(1.1)	$(1.8)	$51.4
Accrued income taxes	4.1	(0.1)		(0.2)	0.2	1.2	(0.1)	1.0	5.1
Accrued liabilities	55.2	0.1					(0.1)		55.2

Total current liabilities	112.5	-	-	(0.2)	(0.5)	1.2	(1.3)	(0.8)	111.7

Noncurrent liabilities:
Long-term debt	236.2						(0.5)	(0.5)	235.7
Pension liabilities	21.3						-		21.3
Deferred compensation	8.7						0.3	0.3	9.0
Deferred income tax	0.4		15.8			0.4	-	16.2	16.6
Other long-term liabilities	19.6						(1.2)	(1.2)	18.4

Total noncurrent liabilities	286.2	-	15.8	-	-	0.4	(1.4)	14.8	301.0

Shareholders’ Equity:
Common stock	0.3						-		0.3
Additional paid in capital	95.1						-		95.1
Retained earnings	283.2	(1.4)	(0.3)	(0.4)	0.5	(1.6)	(0.4)	(3.6)	279.6
Accumulated other comprehensive income (loss)	28.9		(0.1)				(0.1)	(0.2)	28.7
Less: Treasury stock	(8.9)						-		(8.9)

Total AMCOL shareholders’ equity	398.6	(1.4)	(0.4)	(0.4)	0.5	(1.6)	(0.5)	(3.8)	394.8

Noncontrolling interest	1.8		(0.2)				(1.3)	(1.5)	0.3

Total equity	400.4	(1.4)	(0.6)	(0.4)	0.5	(1.6)	(1.8)	(5.3)	395.1

Total Liabilities and Shareholders’ Equity	$799.1	$(1.4)	$15.2	$(0.6)	$-	$-	$(4.5)	$8.7	$807.8

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

ASSETS	December 31, 2011
		Adjustments
	Previously Reported	Spain	South Africa	Malaysia	DongMing	Tax	Other	Total	As Adjusted
Current assets:
Cash and cash equivalents	$23.7	$-	$-	$-	$-	$-	$-	$-	$23.7
Accounts receivable, net	206.8	(1.6)		(0.7)			0.3	(2.0)	$204.8
Inventories	146.6	(1.8)	0.2				(0.2)	(1.8)	144.8
Prepaid expenses	15.7						-		15.7
Deferred income taxes	5.9						-		5.9
Income tax receivable	6.9						-		6.9
Other	6.7						(0.6)	(0.6)	6.1

Total current assets	412.3	(3.4)	0.2	(0.7)	-	-	(0.5)	(4.4)	407.9

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	13.9								13.9
Mineral rights	41.9		10.6				-	10.6	52.5
Depreciable assets	482.3						0.3	0.3	482.6

	538.1	-	10.6	-	-	-	0.3	10.9	549.0

Less: accumulated depreciation and depletion	275.5						-		275.5

	262.6	-	10.6	-	-	-	0.3	10.9	273.5

Goodwill	69.5								69.5
Intangible assets, net	36.6						-		36.6
Investment in and advances to affiliates and joint ventures	26.4						-		26.4
Available-for-sale securities	3.8						-		3.8
Deferred income taxes	7.8		0.7				-	0.7	8.5
Other assets	23.7			0.7			-	0.7	24.4

Total noncurrent assets	430.4	-	11.3	0.7	-	-	0.3	12.3	442.7

Total Assets	$842.7	$(3.4)	$11.5	$-	$-	$-	$(0.2)	$7.9	$850.6

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY	December 31, 2011
		Adjustments
	Previously Reported	Spain	South Africa	Malaysia	DongMing	Tax	Other	Total	As Adjusted
Current liabilities:
Accounts payable	$56.4	$-	$-	$-	$-	$-	$0.1	$0.1	$56.5
Accrued income taxes	2.7	(0.3)	0.1			0.1	(0.2)	(0.3)	2.4
Accrued liabilities	59.0	(0.8)		(0.3)			-	(1.1)	57.9

Total current liabilities	118.1	(1.1)	0.1	(0.3)	-	0.1	(0.1)	(1.3)	116.8

Noncurrent liabilities:
Long-term debt	260.7						-		260.7
Pension liabilities	34.8						-		34.8
Deferred compensation	8.9						-		8.9
Deferred income tax	0.8		12.6	-		-	0.1	12.7	13.5
Other long-term liabilities	19.2						-		19.2

Total noncurrent liabilities	324.4	-	12.6	-	-	-	0.1	12.7	337.1

Shareholders’ Equity:
Common stock	0.3						-		0.3
Additional paid in capital	94.5		(0.2)				-	(0.2)	94.3
Retained earnings	319.5	(2.5)	(0.9)	0.3		(0.1)	0.1	(3.1)	(316.4)
Accumulated other comprehensive income (loss)	(14.9)	0.2					(0.3)	(0.1)	(15.0)
Less: Treasury stock	(3.4)						-		(3.4)

Total AMCOL shareholders’ equity	396.0	(2.3)	(1.1)	0.3	-	(0.1)	(0.2)	(3.4)	392.6

Noncontrolling interest	4.2		(0.1)				-	(0.1)	4.1

Total equity	400.2	(2.3)	(1.2)	0.3	-	(0.1)	(0.2)	(3.5)	396.7

Total Liabilities and Shareholders’ Equity	$842.7	$(3.4)	$11.5	$-	$-	$-	$(0.2)	$7.9	$850.6

The correction of these errors had no effect on the previously reported amounts of operating, investing, and financing cash flows in our condensed consolidated statement of cash flows for the year ended December 31, 2009. The effect of correcting these errors in our condensed consolidated statements of cash flows for the years ended December 31, 2010 and 2011 is as follows:

	Year Ended December 31, 2010
	Previously Reported	Adjustments	As Adjusted
Net cash provided by (used in) operating activities	$48.1	$0.1	$48.2
Net cash (used in) investing activities	(48.1)	(0.6)	(48.7)
Net cash provided by (used in) financing activities	(0.8)	-	(0.8)
Effect of foreign currency rate changes on cash	0.4	-	0.4

Net increase (decrease) in cash and cash equivalents	(0.4)	(0.5)	(0.9)

Cash and cash equivalents at beginning of period	27.7	-	27.7

Cash and cash equivalents at end of period	$27.3	$(0.5)	$26.8

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

	Year Ended December 31, 2011
	Previously reported	Adjustments	As Adjusted
Net cash provided by (used in) operating activities	$38.6	$0.2	$38.8
Net cash (used in) investing activities	(54.7)	0.5	(54.2)
Net cash provided by (used in) financing activities	11.6	(0.2)	11.4
Effect of foreign currency rate changes on cash	0.9	-	0.9

Net increase (decrease) in cash and cash equivalents	(3.6)	0.5	(3.1)

Cash and cash equivalents at beginning of period	27.3	(0.5)	26.8

Cash and cash equivalents at end of period	$23.7	$-	$23.7

With regards to our consolidated statement of comprehensive income for the year ended December 31, 2009, correcting these errors reduced total comprehensive income by $2.0, reflecting the $1.8 decrease to net income as previously discussed in addition to $0.2 of losses resulting from foreign currency translation.

With regards to our consolidated statement of comprehensive income for the year ended December 31, 2010, correcting these errors reduced total comprehensive income by $1.8 resulting from the $1.8 decrease to net income as previously discussed.

With regards to our consolidated statement of comprehensive income for the year ended December 31, 2011, correcting these errors increased total comprehensive income by $0.5, reflecting the $0.4 increase to net income as previously discussed in addition to $0.1 of income resulting from foreign currency translation.

With regards to our consolidated statements of equity, our retained earnings at January 1, 2009 decreased by $0.6 resulting from the decrease to net income attributable to AMCOL shareholders for the years prior to 2009.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Corrections to interim periods within 2011

The effect of correcting these errors in our condensed consolidated statements of operations for each of the three months ended March 31 and June 30, 2011 is as follows:

	Quarter Ended March 31, 2011
	Previously Reported	Adjustments							As Adjusted
		Spain	South Africa	Malaysia	DongMing	Tax	Other	Total
Continuing Operations
Net sales	$217.8	$-	$-	$0.6	$-	$-	$0.2	$0.8	$218.6
Cost of sales	160.1	0.3	0.1				(0.3)	0.1	160.2

Gross profit	57.7	(0.3)	(0.1)	0.6	-	-	0.5	0.7	58.4
Selling, general and administrative expenses	39.1						-		39.1

Operating profit	18.6	(0.3)	(0.1)	0.6	-	-	0.5	0.7	19.3

Other income (expense):
Interest expense, net	(2.7)						0.1	0.1	(2.6)
Other, net	(0.4)						-		(0.4)

	(3.1)	-	-	-	-	-	0.1	0.1	(3.0)

Income before income taxes and income (loss) from affiliates and joint ventures	15.5	(0.3)	(0.1)	0.6	-	-	0.6	0.8	16.3
Income tax expense (benefit)	4.3		0.1	0.1		(0.5)	(0.1)	(0.4)	3.9

Income before income (loss) from affiliates and joint ventures	11.2	(0.3)	(0.2)	0.5	-	0.5	0.7	1.2	12.4
Income (loss) from affiliates and joint ventures	1.1					(0.1)	-	(0.1)	1.0

Income (loss) from continuing operations	12.3	(0.3)	(0.2)	0.5	-	0.4	0.7	1.1	13.4

Discontinued Operations
Income (loss) on discontinued operations	(0.1)						-		(0.1)

Net income (loss)	12.2	(0.3)	(0.2)	0.5	-	0.4	0.7	1.1	13.3

Net income (loss) attributable to noncontrolling interests	-						-		-

Net income (loss) attributable to AMCOL shareholders	$12.2	$(0.3)	$(0.2)	$0.5	$-	$0.4	$0.7	$1.1	$13.3

Weighted average common shares outstanding	31.5							31.5	31.5
Weighted average common and common equivalent shares outstanding	32.0							32.0	32.0
Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$12.3							$1.1	$13.4
Discontinued operations, net of tax	(0.1)							-	(0.1)

Net income	$12.2							$1.1	$13.3

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$0.39							$0.03	$0.42
Discontinued operations	-							-	-

Net income	$0.39							$0.03	$0.42

Diluted earnings (loss) per share:
Continuing operations	$0.38							$0.04	$0.42
Discontinued operations	-							-	-

Net income	$0.38							$0.04	$0.42

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

	Quarter Ended June 30, 2011
		Adjustments
	Previously Reported	Spain	South Africa	Malaysia	DongMing	Tax	Other	Total	As Adjusted
Continuing Operations
Net sales	$242.8	$-	$-	$-	$-	$-	$0.3	$0.3	$243.1
Cost of sales	180.7	0.3	0.1				-	0.4	181.1

Gross profit	62.1	(0.3)	(0.1)	-	-	-	0.3	(0.1)	62.0
Selling, general and administrative expenses	40.3				0.7		-	0.7	41.0

Operating profit	21.8	(0.3)	(0.1)	-	(0.7)	-	0.3	(0.8)	21.0

Other income (expense):
Interest expense, net	(2.8)						0.1	0.1	(2.7)
Other, net	0.5						-		0.5

	(2.3)	-	-	-	-	-	0.1	0.1	(2.2)

Income before income taxes and income (loss) from affiliates and joint ventures	19.5	(0.3)	(0.1)	-	(0.7)	-	0.4	(0.7)	18.8
Income tax expense (benefit)	5.9		0.1		(0.2)		(0.1)	(0.2)	5.7

Income before income (loss) from affiliates and joint ventures	13.6	(0.3)	(0.2)	-	(0.5)	-	0.5	(0.5)	13.1
Income (loss) from affiliates and joint ventures	(0.1)						-		(0.1)

Income (loss) from continuing operations	13.5	(0.3)	(0.2)	-	(0.5)	-	0.5	(0.5)	13.0

Discontinued Operations
Income (loss) on discontinued operations	0.2						-		0.2

Net income (loss)	13.7	(0.3)	(0.2)	-	(0.5)	-	0.5	(0.5)	13.2

Net income (loss) attributable to noncontrolling interests	-						-		-

Net income (loss) attributable to AMCOL shareholders	$13.7	$(0.3)	$(0.2)	$-	$(0.5)	$-	$0.5	$(0.5)	$13.2

Weighted average common shares outstanding	31.7							31.7	31.7
Weighted average common and common equivalent shares outstanding	32.2							32.2	32.2
Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$13.5							$(0.5)	$13.0
Discontinued operations, net of tax	0.2							-	0.2

Net income	$13.7							$(0.5)	$13.2

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$0.42							$(0.01)	$0.41
Discontinued operations	0.01							-	0.01

Net income	$0.43							$(0.01)	$0.42

Diluted earnings (loss) per share:
Continuing operations	$0.42							$(0.02)	$0.40
Discontinued operations	0.01							-	0.01

Net income	$0.43							$(0.02)	$0.41

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

The effect of correcting these errors in our condensed consolidated statement of operations for the six months ended June 30, 2011 is as follows:

	Six Months Ended June 30, 2011
		Adjustments
	Previously Reported	Spain	South Africa	Malaysia	DongMing	Tax	Other	Total	As Adjusted
Continuing Operations
Net sales	$460.6	$-	$-	$0.6	$-	$-	$0.5	$1.1	$461.7
Cost of sales	340.8	0.6	0.2	-	-	-	(0.3)	0.5	341.3

Gross profit	119.8	(0.6)	(0.2)	0.6	-	-	0.8	0.6	120.4
Selling, general and administrative expenses	79.4	-	-	-	0.7	-	-	0.7	80.1

Operating profit	40.4	(0.6)	(0.2)	0.6	(0.7)	-	0.8	(0.1)	40.3

Other income (expense):
Interest expense, net	(5.5)	-	-	-	-	-	0.2	0.2	(5.3)
Other, net	0.1	-	-	-	-	-	-	-	0.1

	(5.4)	-	-	-	-	-	0.2	0.2	(5.2)

Income before income taxes and income (loss) from affiliates and joint ventures	35.0	(0.6)	(0.2)	0.6	(0.7)	-	1.0	0.1	35.1
Income tax expense (benefit)	10.2	-	0.2	0.1	(0.2)	(0.5)	(0.2)	(0.6)	9.6

Income before income (loss) from affiliates and joint ventures	24.8	(0.6)	(0.4)	0.5	(0.5)	0.5	1.2	0.7	25.5
Income (loss) from affiliates and joint ventures	1.0	-	-	-	-	(0.1)	-	(0.1)	0.9

Income (loss) from continuing operations	25.8	(0.6)	(0.4)	0.5	(0.5)	0.4	1.2	0.6	26.4

Discontinued Operations
Income (loss) on discontinued operations	0.1	-	-	-	-	-	-	-	0.1

Net income (loss)	25.9	(0.6)	(0.4)	0.5	(0.5)	0.4	1.2	0.6	26.5

Net income (loss) attributable to noncontrolling interests	-	-	-	-	-	-	-	-	-

Net income (loss) attributable to AMCOL shareholders	$25.9	$(0.6)	$(0.4)	$0.5	$(0.5)	$0.4	$1.2	$0.6	$26.5

Weighted average common shares outstanding	31.6							31.6	31.6
Weighted average common and common equivalent shares outstanding	32.1							32.1	32.1
Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$25.8							$0.6	$26.4
Discontinued operations, net of tax	0.1							-	0.1

Net income	$25.9							$0.6	$26.5

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$0.82							$0.02	$0.84
Discontinued operations	-							-	-

Net income	$0.82							$0.02	$0.84

Diluted earnings (loss) per share:
Continuing operations	$0.81							$0.02	$0.83
Discontinued operations	-							-	-

Net income	$0.81							$0.02	$0.83

With regards to our condensed consolidated statement of comprehensive income for the three months ended March 31, 2011, correcting these errors increased total comprehensive income by $1.0, reflecting the $1.1 increase to net income as previously discussed in addition to $0.1 of losses resulting from foreign currency translation.

With regards to our condensed consolidated statement of comprehensive income for the three months ended June 30, 2011, correcting these errors reduced total comprehensive income by $0.6 resulting from the decrease to net income as previously discussed in addition to $0.1 of losses resulting from foreign currency translation.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

With regards to our condensed consolidated statement of comprehensive income for the six months ended June 30, 2011, correcting these errors increased total comprehensive income by $0.4, reflecting the $0.6 increase to net income as previously discussed in addition to $0.2 of losses resulting from foreign currency translation.

The effect of correcting these errors in our condensed consolidated statements of cash flows for the three months ended March 31, 2011 and six months ended June 30, 2011 is as follows:

	Three Months Ended March 31, 2011			Six Months Ended June 30, 2011
	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted
Net cash provided by (used in) operating activities	$10.3	$-	$10.3	$13.9	$0.1	$14.0
Net cash (used in) investing activities	(10.3)	0.5	(9.8)	(24.4)	0.5	(23.9)
Net cash provided by (used in) financing activities	(6.3)	-	(6.3)	0.4	(0.1)	0.3
Effect of foreign currency rate changes on cash	0.2	-	0.2	0.7	-	0.7

Net increase (decrease) in cash and cash equivalents	(6.1)	0.5	(5.6)	(9.4)	0.5	(8.9)

Cash and cash equivalents at beginning of period	27.3	(0.5)	26.8	27.3	(0.5)	26.8

Cash and cash equivalents at end of period	$21.2	$-	$21.2	$17.9	$-	$17.9

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Corrections to three months ended March 31, 2012

The effect of correcting these errors in our condensed consolidated statement of operations for the three months ended March 31, 2012 is as follows:

	Quarter Ended March 31, 2012
	Previously Reported	Adjustments						As Adjusted
		Spain	South Africa	Malaysia	Tax	Other	Total
Continuing Operations
Net sales	$235.8	$-	$-	$-	$-	$(0.2)	$(0.2)	$235.6
Cost of sales	170.7	0.4	0.1			(0.2)	0.3	171.0

Gross profit	65.1	(0.4)	(0.1)	-	-	-	(0.5)	64.6
Selling, general and administrative expenses	43.6	(0.2)				(0.1)	(0.3)	43.3

Operating profit	21.5	(0.2)	(0.1)	-	-	0.1	(0.2)	21.3

Other income (expense):
Interest expense, net	(2.7)					-		(2.7)
Other, net	(2.1)					(0.1)	(0.1)	(2.2)

	(4.8)	-	-	-	-	(0.1)	(0.1)	(4.9)

Income before income taxes and income (loss) from affiliates and joint ventures	16.7	(0.2)	(0.1)	-	-	-	(0.3)	16.4
Income tax expense (benefit)	4.8	0.1	(0.1)		(0.3)	(0.2)	(0.5)	4.3

Income before income (loss) from affiliates and joint ventures	11.9	(0.3)	-	-	0.3	0.2	0.2	12.1
Income (loss) from affiliates and joint ventures	1.2					-		1.2

Income (loss) from continuing operations	13.1	(0.3)	-	-	0.3	0.2	0.2	13.3

Discontinued Operations
Income (loss) on discontinued operations	(0.2)					0.2	0.2	-

Net income (loss)	12.9	(0.3)	-	-	0.3	0.4	0.4	13.3

Net income (loss) attributable to noncontrolling interests	0.1					-		0.1

Net income (loss) attributable to AMCOL shareholders	$12.8	$(0.3)	$-	$-	$0.3	$0.4	$0.4	$13.2

Weighted average common shares outstanding	32.0						32.0	32.0
Weighted average common and common equivalent shares outstanding	32.3						32.3	32.3
Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$13.0						$0.2	$13.2
Discontinued operations, net of tax	(0.2)						0.2	-

Net income	$12.8						$0.4	$13.2

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$0.41						$-	$0.41
Discontinued operations	(0.01)						0.01	-

Net income	$0.40						$0.01	$0.41

Diluted earnings (loss) per share:
Continuing operations	$0.41						$-	$0.41
Discontinued operations	(0.01)						0.01	-

Net income	$0.40						$0.01	$0.41

With regards to our consolidated statement of comprehensive income for the three months ended March 31, 2012, correcting these errors increased total comprehensive income by $0.3, reflecting the $0.4 increase to net income as previously discussed in addition to $0.1 of losses resulting from foreign currency translation.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

The effect of correcting these errors in our condensed consolidated statements of cash flows for the three months ended March 31, 2012 is as follows:

	Three Months Ended March 31, 2012
	Previously Reported	Adjustments	As Adjusted
Net cash provided by (used in) operating activities	$20.6	$0.3	$20.9
Net cash (used in) investing activities	(15.3)	(0.1)	(15.4)
Net cash provided by (used in) financing activities	(12.1)	(0.2)	(12.3)

Net increase (decrease) in cash and cash equivalents	(6.8)	-	(6.8)

Cash and cash equivalents at beginning of period	23.7	-	23.7

Cash and cash equivalents at end of period	$16.9	$-	$16.9

Note 3:        EARNINGS PER SHARE

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	32,005,514	31,611,265	32,035,503	31,706,082
Dilutive impact of stock based compensation	305,042	487,247	298,002	499,683

Weighted average number of common and common equivalent shares outstanding for the period	32,310,556	32,098,512	32,333,505	32,205,765

Number of common shares outstanding at the end of the period	31,920,554	31,645,359	31,920,554	31,645,359

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	646,046	175,614	701,099	230,665

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Note 4:        ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at June 30, 2012 and December 31, 2011 are comprised of the following components:

	June 30, 2012	December 31, 2011
Crude stockpile inventories	$58.3	$54.5
In-process and finished goods inventories	61.5	64.4
Other raw material, container, and supplies inventories	26.2	25.9

	$146.0	$144.8

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

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$9.3	$7.5
Settlement of obligations	(3.2)	(1.2)
Liabilities incurred and accretion expense	2.9	2.0
Foreign currency	0.3	-

Balance at end of period	$9.3	$8.3

Note 5:        BUSINESS SEGMENT INFORMATION

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

The following tables set forth certain financial information by segment:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net sales:
Minerals and materials	$256.3	$234.1	$131.1	$118.3
Environmental	112.4	126.5	61.3	74.8
Oilfield services	116.4	90.7	61.1	45.1
Transportation	22.8	27.5	11.7	14.8
Intersegment sales	(14.9)	(17.1)	(7.8)	(9.9)

Total	$493.0	$461.7	$257.4	$243.1

Operating profit (loss):
Minerals and materials	$44.0	$29.5	$22.5	$13.5
Environmental	7.0	10.1	6.2	8.0
Oilfield services	12.5	9.5	7.7	3.7
Transportation	0.5	1.2	0.3	0.7
Corporate	(11.7)	(10.0)	(5.7)	(4.9)

Total	$52.3	$40.3	$31.0	$21.0

	As of June 30, 2012	As of Dec. 31, 2011
Assets:
Minerals and materials	$436.9	$431.1
Environmental	169.4	160.0
Oilfield services	197.7	194.7
Transportation	3.8	3.9
Corporate	61.2	60.9

Total	$869.0	$850.6

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Depreciation, depletion and amortization:
Minerals and materials	$9.5	$10.0	$4.9	$5.4
Environmental	2.7	2.6	1.3	1.3
Oilfield services	8.2	6.1	4.2	3.1
Transportation	-	-	-	-
Corporate	1.4	1.2	0.7	0.6

Total	$21.8	$19.9	$11.1	$10.4

Capital expenditures:
Minerals and materials	$10.8	$9.1	$4.3	$6.3
Environmental	6.3	1.8	3.7	1.1
Oilfield services	13.0	12.9	7.0	6.5
Transportation	-	0.2	-	0.2
Corporate	2.1	0.8	0.6	0.3

Total	$32.2	$24.8	$15.6	$14.4

Research and development (income) expense:
Minerals and materials	$3.6	$3.1	$1.9	$1.5
Environmental	1.2	1.1	0.6	0.6
Oilfield services	0.4	0.2	0.3	0.2
Corporate	(0.1)	(0.2)	(0.2)	-

Total	$5.1	$4.2	$2.6	$2.3

Note 6:        EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$0.9	$0.8	$0.5	$0.4
Interest cost	1.3	1.3	0.6	0.7
Expected return on plan assets	(1.3)	(1.4)	(0.7)	(0.7)
Amortization of acturial loss	0.5	-	0.3	-

Net periodic benefit cost	$1.4	$0.7	$0.7	$0.4

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we expect to contribute $1.7 to our pension plan in 2012, of which $0.8 was contributed in the six months ended June 30, 2012.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Note 7:        INCOME TAXES

Our effective tax rate for the six months ended June 30, 2012 and 2011 was 26.9% and 27.4%, respectively. For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions, changes in tax reserves in 2011, and differences in local tax rates on the income from our foreign subsidiaries.

In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2004. In general, the United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all years through 2009.

Note 8:        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our condensed consolidated balance sheet:

Liability Derivatives	Balance Sheet Location	Fair Value as of
		June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(9.0)	$(9.0)

Cash flow hedges

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Interest rate swaps, net of tax	$-	$(0.3)	$(0.2)	$(0.8)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

We use interest rate swaps to manage floating interest rate risk on debt securities. Interest rate differentials are paid or received on these arrangements over the life of the swap. As of June 30, 2012 and 2011, we had interest rate swaps outstanding which effectively hedge the variable interest rate on $30.0 of our senior notes to a fixed rate of 5.6% per annum and $33.0 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum, plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. We are particularly sensitive to currency exchange rate fluctuations for the following currencies: Euro, pound sterling (GBP), Polish zloty (PLN), South African rand (ZAR), Danish kroner (DKK), Swiss franc (SEK), Indian rupee (INR), Thai baht (THB), Turkish lira (TRY), Chinese renminbi (CYN), and Malaysian ringgit (MYR). When considered appropriate, we enter into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.

We have not designated our foreign currency derivative contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,		Three Months Ended June 30,
		2012	2011	2012	2011
Foreign currency exchange contracts	Other, net	$0.3	$(1.3)	$0.7	$(0.2)

We did not have any significant foreign exchange derivative instruments outstanding as of June 30, 2012 or December 31, 2011.

Note 9:        FAIR VALUE MEASUREMENTS

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Level 3 – Valuation is based on model based techniques that use unobservable inputs for the asset or liability. These inputs reflect our own beliefs about the assumptions market participants would use in pricing the asset or liability.

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 6/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(9.0)	$-	$(9.0)	$-

Available-for-sale securities	3.0	3.0	-	-

Deferred compensation plan assets	8.8	-	8.8	-

Supplementary pension plan assets	7.9	-	7.9	-

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(9.0)	$-	$(9.0)	$-

Available-for-sale securities	3.8	3.8	-	-

Deferred compensation plan assets	8.0	-	8.0	-

Supplementary pension plan assets	7.6	-	7.6	-

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

The carrying value of our long-term debt approximates its fair value as the interest rate is near the current market rate yield. The fair value of our long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date. The long-term debt is a Level 3 liability within the fair value category.

Note 10:        NONCONTROLLING INTEREST

In January 2011, we acquired the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited, a part of our chromite operations, for approximately $5.6.

In February 2011, we sold 26% of our interest in Batlhako Mining Limited (“Batlhako”) to Vengawave (Proprietary) Limited, which is a Black Economic Empowerment enterprise (a “BEE”) in the Republic of South Africa. Batlhako is our subsidiary dedicated strictly to mining chromite ore and selling it to one of our other subsidiaries for further processing and sale to the end customer. South African law requires that we have a BEE as a partner in our mining operations, and this transaction was consummated to comply with those regulations.

The following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders:

	Six Months Ended June 30,
	2012	2011
Net income attributable to AMCOL shareholders	$34.8	$26.5
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited	-	(5.4)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	-	(3.4)

Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$34.8	$17.7

Note 11:        CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business. Since the mid-1980s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content of our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our foundry customers. Our oilfield services segment is also party to two unrelated lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 and the other of $9. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

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

We operate in five segments: minerals and materials, environmental, oilfield services, transportation and corporate. Both our minerals and materials and environmental segments operate manufacturing facilities in North America, Europe, and the Asia-Pacific region. Our minerals and materials segment also owns and operates a chromite mine in South Africa. Our oilfield services segment principally operates in the Gulf of Mexico and surrounding states and also has a growing presence in South America, Africa and Asia. Additionally, we have a transportation segment that performs trucking services for our domestic minerals and materials and environmental segments as well as third parties.

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

The following consolidated income statement review and segment analysis discuss the results for the three and six months ended June 30, 2012 and the comparable results in the prior year. In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments.

Three months ended June 30, 2012 vs. June 30, 2011

Consolidated Income Statement Review

The table below compares our operating results for the quarters ended June 30, 2012 and 2011.

Consolidated	Three Months Ended June 30,
	2012	2011	2012 vs. 2011
	(In Millions, Except Per Share Amounts)
Continuing operations
Net sales	$257.4	$243.1	5.9%
Cost of sales	182.8	181.1

Gross profit	74.6	62.0	20.3%
margin %	29.0%	25.5%
Selling, general and administrative expenses	43.6	41.0	6.3%

Operating profit	31.0	21.0	47.6%
margin %	12.0%	8.6%
Other income (expense):
Interest expense, net	(2.7)	(2.7)	0.0%
Other, net	(0.5)	0.5	*

	(3.2)	(2.2)

Income before income taxes and income (loss) from affiliates and joint ventures	27.8	18.8
Income tax expense	7.6	5.7	33.3%
effective tax rate	27.3%	30.3%

Income before income (loss) from affiliates and joint ventures	20.2	13.1
Income (loss) from affiliates and joint ventures	1.1	(0.1)	*

Income (loss) from continuing operations	21.3	13.0

Discontinued operations
Income (loss) on discontinued operations	-	0.2	*

Net income (loss)	21.3	13.2	61.4%

Net income (loss) attributable to noncontrolling interests	(0.3)	-	*

Net income (loss) attributable to AMCOL shareholders	$21.6	$13.2	63.6%

Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share:
Continuing operations	$0.67	$0.41	63.4%
Discontinued operations	-	0.01	*

Net income	$0.67	$0.42	59.5%

Diluted earnings (loss) per share
Continuing operations	$0.67	$0.40	67.5%
Discontinued operations	-	0.01	*

Net income	$0.67	$0.41	63.4%

*	Not meaningful

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

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	6.0%	0.0%	-0.7%	5.3%
Environmental	-3.4%	0.0%	-2.2%	-5.6%
Oilfield services	6.8%	0.0%	-0.2%	6.6%
Transportation & intersegment shipping	-0.5%	0.0%	0.1%	-0.4%

Total	8.9%	0.0%	-3.0%	5.9%

% of change	152.5%	0.0%	-52.5%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	32.0%	8.1%	10.1%	50.2%
Environmental	11.3%	9.9%	2.5%	23.7%
Oilfield services	19.4%	1.6%	2.8%	23.8%
Transportation & intersegment shipping	2.3%	0.0%	0.0%	2.3%

Total - current year’s period	65.0%	19.6%	15.4%	100.0%

Total from prior year’s comparable period	61.1%	24.8%	14.1%	100.0%

Net sales & gross profit:

Our organic growth in net sales was negatively affected by foreign currency translation. Our minerals and materials and oilfield services segments contributed significantly to the improved results for the quarter, both at the net sales and gross profit level. The domestic operations of each of these segments are also giving rise to the increased concentration of our revenues in the Americas. In addition, overall gross margin increased 350 basis points due to significant margin expansion in each of these segments. The segment discussions herein provide additional detail on these matters.

Selling, general and administrative expenses (SG&A):

Excluding $1.0 million of one-time income related items in our environmental segment resulting from favorable settlements on certain lawsuits in 2012, SG&A expenses increased $3.6 million. The increase occurred principally in our minerals and materials and oilfield services segments due to increased employee headcounts, compensation and benefit expenses. Other items that normally increase with sales, such as travel and bad debts, also contributed to the increase.

Operating profit:

Operating profit and operating margin increased due to the increase in gross profit and gross margin mentioned earlier, partially offset by the increase in SG&A expenses.

Other income (expense), net:

The $1.0 million increase in Other, net relates to fluctuations in foreign currency transactions. In the prior year’s period, we experienced a small gain whereas we have a small loss in the current period.

Income tax expense:

Our effective tax rate for the current quarter was 27.3% versus 30.3% in the prior year’s quarter. Eliminating discrete items, the adjusted effective tax rates were 27.2% and 32.3% for the 2012 and 2011 periods, respectively. The decrease to 27.2% stems from changes in estimates regarding the distribution of income amongst our tax jurisdictions for each year.

Income (loss) from affiliates and joint ventures:

Our income from affiliates and joint ventures increased $1.2 million as the prior year period includes $0.6 million of losses related to our Russian based venture, which we sold in the third quarter of 2011. The remaining increase is due to better performance across our other joint ventures.

Diluted earnings per share from continuing operations:

The improved operating performance of our minerals and materials and oilfield services segments is the primary driver of the increase in diluted earnings per share from continuing operations.

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials

Minerals and Materials	Three Months Ended June 30,
	2012		2011		2012 vs. 2011
	(Dollars in millions)
Net sales	$131.1	100.0%	$118.3	100.0%	$12.8	10.8%
Cost of sales	95.5	72.8%	92.1	77.9%

Gross profit	35.6	27.2%	26.2	22.1%	9.4	35.9%
Selling, general and administrative expenses	13.1	10.0%	12.7	10.7%	0.4	3.1%

Operating profit	22.5	17.2%	13.5	11.4%	9.0	66.7%

Minerals and Materials Product Line Sales	Three Months Ended June 30,
	2012	2011	% change
	(Dollars in millions)
Metalcasting	$71.0	$63.6	11.6%
Specialty materials	26.2	25.8	1.6%
Basic minerals	17.5	12.6	38.9%
Pet products	13.9	13.0	6.9%
Other product lines	2.5	3.3	-24.2%

Total	131.1	118.3	10.8%

Increased volumes account for approximately 86% of the increase in net sales. Increased selling prices were partially offset by unfavorable fluctuations in foreign currency exchange rates, principally the Turkish lira and South African rand. Our domestic metalcasting and drilling additives (included within our basic minerals product line) are the primary drivers of performance throughout this segment’s improved results. Our metalcasting product line, which includes chromite sales to foundry customers, continues to experience an increase in demand due to growth in demand for automobile and heavy equipment castings. Increased domestic drilling activity and customer stock build-up has favorably impacted our drilling additive sales.

Increased sales volumes accounted for approximately two-thirds of the increase in gross profit while increased selling prices (net of cost increases) accounted for most of the remainder.

Operating profit increased due to the increase in gross profit. Operating margins, however, increased more than gross margins (580 basis points versus 510 basis points) due to greater operating leverage, especially considering the fixed cost nature of our operations.

Environmental

Environmental	Three Months Ended June 30,
	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$61.3	100.0%	$74.8	100.0%	$(13.5)	-18.0%
Cost of sales	42.7	69.7%	52.5	70.2%

Gross profit	18.6	30.3%	22.3	29.8%	(3.7)	-16.6%
Selling, general and administrative expenses	12.4	20.2%	14.3	19.1%	(1.9)	-13.3%

Operating profit	6.2	10.1%	8.0	10.7%	(1.8)	-22.5%

Environmental Product Line Sales	Three Months Ended June 30,
	2012	2011	% change
	(Dollars in millions)
Lining technologies	$27.5	$33.3	-17.4%
Building materials	19.1	21.7	-12.0%
Drilling products	10.5	8.7	20.7%
Contracting services	4.2	11.1	-62.2%

Total	61.3	74.8	-18.0%

All of our product lines in this segment experienced decreased sales in the current quarter except for our drilling products, where domestic demand remains strong. Approximately 39% of the decrease is due to fluctuations in foreign currency exchange rates, almost entirely from European currencies. The effect of these fluctuations in foreign currency exchange rates accounts for 56% of the decrease in building materials revenues. Demand for construction products in general and particularly lining products and systems has decreased. In addition, we are strategically reducing our contracting services in Europe, including exiting the Irish market in 2011.

Gross profit decreased due to the decrease in sales. Gross margin, however, increased for several reasons. First, with the reduction in lower margin contracting services and lining products, our sales are more heavily concentrated in our higher margin building materials and drilling products. Our international operations were also able to increase their gross margins by raising prices. Both of these increases were somewhat offset by a decrease in our domestic gross margins resulting from lower volumes, which caused per unit production costs to increase.

SG&A expenses decreased $1.9 million, which includes a $1.0 million benefit from gains recorded upon the settlement of certain lawsuits. Although the segment’s bad debt expenses increased $0.6 million, decreases in headcount and favorable foreign currency exchange rate fluctuations more than offset the increase.

Operating profit decreased due to less gross profit being generated during the period. Operating profit margin decreased as SG&A costs did not decrease in proportion to sales levels.

Oilfield Services

Oilfield Services	Three Months Ended June 30,
	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$61.1	100.0%	$45.1	100.0%	$16.0	35.5%
Cost of sales	41.9	68.6%	33.4	74.1%

Gross profit	19.2	31.4%	11.7	25.9%	7.5	64.1%
Selling, general and administrative expenses	11.5	18.8%	8.0	17.7%	3.5	43.8%

Operating profit	7.7	12.6%	3.7	8.2%	4.0	108.1%

Oilfield service revenues and profits increased due to continued strong demand, both internationally and domestically, for our services in addition to the recent acquisition of certain equipment that increased our service capacities. Our domestic services generated 57% of the increase in sales, the majority of which was derived from our coil tubing and nitrogen services. Our coil tubing services continue to see strong demand in shale rich basins, and we have been more successful cross-selling our nitrogen services with other service lines. Internationally, nearly all of our operations experienced revenue growth in excess of 60%.

The increased revenues gave rise to the increase in gross profit. When combined with the somewhat fixed cost structure of many of our service lines, the additional revenue helped significantly increase gross margins. In addition, our international operations are benefitting from new management put into place in 2011.

The majority of the increase in SG&A expenses stems from increased headcount and compensation expenses in addition to increased bad debt expenses. Operating profit increased due to the increase in gross profit. Like gross margin, the significant leverage garnered from the increased revenue gave rise to an increase in the operating profit margin.

Transportation

Transportation	Three Months Ended June 30,
	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$11.7	100.0%	$14.8	100.0%	$(3.1)	-20.9%
Cost of sales	10.5	89.7%	13.1	88.5%

Gross profit	1.2	10.3%	1.7	11.5%	(0.5)	-29.4%
Selling, general and administrative expenses	0.9	7.7%	1.0	6.8%	(0.1)	-10.0%

Operating profit	0.3	2.6%	0.7	4.7%	(0.4)	-57.1%

This segment provides services to third parties as well as AMCOL companies within our other segments. Revenues decreased due to lower shipment volumes as driver availability has decreased due to increased oil and gas opportunities in the Bakken shale region. Operating profits decreased as a result of the decrease in revenues.

Corporate

Corporate	Three Months Ended June 30,
	2012	2011	2012 vs. 2011
	(Dollars in Millions)
Intersegment sales	$(7.8)	$(9.9)	2.1
Intersegment cost of sales	(7.8)	(10.0)

Gross profit (loss)	-	0.1	(0.1)
Selling, general and administrative expenses	5.7	5.0	0.7	14.0%

Operating loss	(5.7)	(4.9)	(0.8)	16.3%

Intersegment sales are eliminated in our corporate segment. These are mostly sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments.

Corporate SG&A expenses increased due to increased compensation and benefit expenses.

Six months ended June 30, 2012 vs. June 30, 2011

Consolidated Income Statement Review

Following table compares our operating results for the periods ended June 30, 2012 and 2011.

Consolidated	Six Months Ended June 30,
	2012	2011	2012 vs. 2011
	(In Millions, Except Per Share Amounts)
Continuing operations
Net sales	$493.0	$461.7	6.8%
Cost of sales	353.8	341.3

Gross profit	139.2	120.4	15.6%
margin %	28.2%	26.1%
Selling, general and administrative expenses	86.9	80.1	8.5%

Operating profit	52.3	40.3	29.8%
margin %	10.6%	8.7%
Other income (expense):
Interest expense, net	(5.4)	(5.3)	1.9%
Other, net	(2.7)	0.1	*

	(8.1)	(5.2)

Income before income taxes and income (loss) from affiliates and joint ventures	44.2	35.1
Income tax expense	11.9	9.6	24.0%
effective tax rate	26.9%	27.4%

Income before income (loss) from affiliates and joint ventures	32.3	25.5
Income (loss) from affiliates and joint ventures	2.3	0.9	*

Income (loss) from continuing operations	34.6	26.4

Discontinued operations
Income (loss) on discontinued operations	-	0.1	*

Net income (loss)	34.6	26.5	30.6%

Net income (loss) attributable to noncontrolling interests	(0.2)	-	*

Net income (loss) attributable to AMCOL shareholders	$34.8	$26.5	31.3%

Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share:
Continuing operations	$1.09	$0.84	29.8%
Discontinued operations	-	-	*

Net income	$1.09	$0.84	29.8%

Diluted earnings (loss) per share
Continuing operations	$1.08	$0.83	30.1%
Discontinued operations	-	-	*

Net income	$1.08	$0.83	30.1%

* Not meaningful

The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	5.3%	0.0%	-0.5%	4.8%
Environmental	-1.7%	0.0%	-1.4%	-3.1%
Oilfield services	5.7%	0.0%	-0.1%	5.6%
Transportation & intersegment shipping	-0.5%	0.0%	0.0%	-0.5%

Total	8.8%	0.0%	-2.0%	6.8%

% of growth	130.4%	0.0%	-30.4%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; EMEA; and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	32.4%	8.4%	10.5%	51.3%
Environmental	11.5%	8.9%	2.2%	22.6%
Oilfield services	19.8%	1.4%	2.5%	23.7%
Transportation & intersegment shipping	2.4%	0.0%	0.0%	2.4%

Total - current year’s period	66.1%	18.7%	15.2%	100.0%

Total from prior year’s comparable period	62.5%	23.7%	13.8%	100.0%

Net sales:

Our net sales grew organically and were negatively affected by foreign currency translation, primarily due to exchange rates between the U.S. dollar and the euro, Polish zloty, and South African rand. The majority of the increase occurred in our minerals and materials and oilfield services segments, especially these segments’ operations in the Americas. This growth led to the decreased concentration in our EMEA revenues along with the decreased sales in our environmental segment, especially within Europe where we have reduced our involvement in the contracting services market.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above. Gross margin increased 210 basis points due to the 370 and 180 basis point increases in our minerals and materials and oilfield services gross margins, respectively.

Selling, general and administrative expenses (SG&A):

SG&A expenses increased $6.8 million, of which $3.2 million relates to increased bad debt expenses, impairments, increased professional fees, and favorable settlements of other litigation matters. Favorable foreign currency translation, mostly in our environmental segment, provided a $1.6 million decrease in SG&A expenses. Increased headcount, compensation and benefits expenses are the single largest contributor to the remaining increase.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the increase in SG&A expenses. Overall, however, operating profits increased more than sales, reflective of our increased operating leverage.

Other income (expense), net:

The increase in Other, net relates to a $1.8 million provision for estimated losses on certain non-operating assets and $1.0 million of increased losses on foreign currency transactions.

Income tax expense:

Our effective tax rate for the current period was 26.9% versus 27.4% in the prior year’s quarter. Our effective tax rate decreased in the current period due to an increase in the benefit from our income earned outside the United States.

Income from affiliates and joint ventures:

Income from affiliates and joint ventures increased as the 2011 amount includes $0.7 million of losses from our investment in a Russian based bentonite enterprise, which we sold in the third quarter of 2011. The remaining increase is due to better performance across our other joint ventures.

Diluted earnings per share from continuing operations:

Diluted earnings per share from continuing operations increased in the quarter due to increased net income from continuing operations.

Year-to-Date Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials

Minerals and Materials	Six Months Ended June 30,
	2012		2011		2012 vs. 2011
	(Dollars in millions)
Net sales	$256.3	100.0%	$234.1	100.0%	$22.2	9.5%
Cost of sales	187.3	73.1%	179.9	76.8%

Gross profit	69.0	26.9%	54.2	23.2%	14.8	27.3%
Selling, general and administrative expenses	25.0	9.8%	24.7	10.6%	0.3	1.2%

Operating profit	44.0	17.1%	29.5	12.6%	14.5	49.2%

Minerals and Materials Product Line Sales	Six Months Ended June 30,
	2012	2011	% change
	(Dollars in millions)
Metalcasting	$133.8	$121.0	10.6%
Specialty materials	53.0	53.2	-0.4%
Basic minerals	37.0	26.8	38.1%
Pet products	28.1	28.1	0.0%
Other product lines	4.4	5.0	-12.0%

Total	256.3	234.1	9.5%

Increased volumes accounted for approximately 70% of the increase in sales with increased selling prices comprising the remainder. We have been successful in increasing selling prices in our metalcasting product line and in our drilling additive products (included within our basic minerals product line). Our metalcasting product line, which includes chromite sales to foundry customers, continues to experience an increase in demand due to growth in demand for automobile and heavy equipment castings. Our drilling additive products are also in high demand given the increased drilling activity occurring in the United States.

Gross profit increased due to increased sales. Increased volumes also accounted for approximately two thirds of the increase in gross margin with increased selling prices, net of cost increases, comprising the remainder.

The trend in operating profit follows that of gross profit. Operating margins, however, increased more than gross margins (450 basis points versus 370 basis points) due to the fact that sales increased more than SG&A expenses.

Environmental

Environmental	Six Months Ended June 30,
	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$112.4	100.0%	$126.5	100.0%	$(14.1)	-11.1%
Cost of sales	79.3	70.6%	88.4	69.9%

Gross profit	33.1	29.4%	38.1	30.1%	(5.0)	-13.1%
Selling, general and administrative expenses	26.1	23.2%	28.0	22.1%	(1.9)	-6.8%

Operating profit (loss)	7.0	6.2%	10.1	8.0%	(3.1)	-30.7%

Environmental Product Line Sales	Six Months Ended June 30,
	2012	2011	% change
	(Dollars in millions)
Lining technologies	$46.8	$54.9	-14.8%
Building materials	37.9	39.2	-3.3%
Drilling products	19.1	14.7	29.9%
Contracting services	8.6	17.7	-51.4%

Total	112.4	126.5	-11.1%

Sales decreased as decreases in our lining technologies and contracting services product lines overshadowed increases in our drilling products, where demand remains strong. Demand for lining technology products and systems has decreased in the US and Europe, and we continue to strategically reduce some of our involvement in the contracting services business in Europe.

Foreign currency exchange rate fluctuations accounted for 46% of the total decrease in revenues. Excluding the effect of these fluctuations, building materials product line revenues increased marginally. Our sales for building materials grew in excess of 33% in fiscal year 2011, a period when the overall construction industry was growing in low single digits. We achieved this growth due to new product launches and a broadening of our product portfolio; in light of the historical growth, we have a favorable view of our building materials revenues given this history and the effects of foreign currency exchange rates.

Gross profit decreased due to the decrease in sales, and gross margins have also decreased mostly due to decreased profitability on installation contracts in our Spanish operations. Approximately 61% of the decrease in SG&A expenses reflects the impact of foreign currency exchange rate fluctuations. The remaining decrease includes $1.0 million of non-recurring reductions in expenses resulting from settlements of certain lawsuits.

Operating profit decreased due to the decrease in gross profit, and, without a proportional decrease in SG&A expenses, operating profit margins also decreased.

Oilfield Services

Oilfield Services	Six Months Ended June 30,
	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$116.4	100.0%	$90.7	100.0%	$25.7	28.3%
Cost of sales	81.8	70.3%	65.4	72.1%

Gross profit	34.6	29.7%	25.3	27.9%	9.3	36.8%
Selling, general and administrative expenses	22.1	19.0%	15.8	17.4%	6.3	39.9%

Operating profit	12.5	10.7%	9.5	10.5%	3.0	31.6%

The growth in revenues occurred almost equally between our domestic and international operations. Domestically, the growth was largely generated by our coil tubing, nitrogen and filtration services. We continue to experience strong demand for our coil tubing services given the increase drilling in oil and gas rich shale basins. However, we do see an increase in competition for coil tubing services. We have also been more successful in bundling our nitrogen services with other service lines, and our filtration services have experienced an increase in demand.

Internationally, each of our operations experienced strong revenue growth. New contracts, new management instituted in 2011, increased capacity due to the recent acquisition of equipment, and increased demand for fabricated equipment have all contributed to the increase in revenue.

Gross profit increased due to the increased revenue. Gross margins have increased as a result of the significant increase in revenues in our international operations, many of which operate on a relatively fixed cost basis and in more profitable offshore environments.

Of the $6.3 million increase in SG&A expenses, approximately $2.2 million relates to increased bad debt levels. The remainder relates to expenses which normally increase with revenues, such as headcount, compensation and travel expenses.

Transportation

Transportation	Six Months Ended June 30,
	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$22.8	100.0%	$27.5	100.0%	$(4.7)	-17.1%
Cost of sales	20.4	89.5%	24.4	88.7%

Gross profit	2.4	10.5%	3.1	11.3%	(0.7)	-22.6%
Selling, general and administrative expenses	1.9	8.3%	1.9	6.9%	-	0.0%

Operating profit	0.5	2.2%	1.2	4.4%	(0.7)	-58.3%

This segment provides services to third parties as well as AMCOL companies within our other segments. Revenues decreased primarily due to less loads hauled as driver availability has decreased. Drivers are increasingly recruited away to oil and gas opportunities in the Bakken shale region. Gross and operating profits decreased as a result of the decrease in revenues.

Corporate

Corporate	Six Months Ended June 30,
	2012	2011	2012 vs. 2011
	(Dollars in Millions)
Intersegment sales	$(14.9)	$(17.1)	2.2
Intersegment cost of sales	(15.0)	(16.8)

Gross profit (loss)	0.1	(0.3)	0.4
Selling, general and administrative expenses	11.8	9.7	2.1	21.6%

Operating loss	(11.7)	(10.0)	(1.7)	17.0%

Intersegment sales are eliminated in our corporate segment. These are mostly sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments.

Corporate SG&A expenses increased due to increased compensation and benefit costs as well as $0.7 million of expenses incurred to write-off certain information technology investments.

Balance Sheet Review

Financial Position ($ in millions)	As at
	June 30, 2012	December 31, 2011
Non-cash working capital	$289.9	$267.4
Goodwill & intangible assets	105.2	106.1
Total assets	869.0	850.6

Long-term debt	251.0	260.7
Other long-term obligations	63.5	62.9
Total equity	422.9	396.7

Non-cash working capital at June 30, 2012 increased $15.5 million as compared to the amount at December 31, 2011 due to increased working capital required to support the growth in the business. Given the seasonality of our environmental and oilfield services segments as well as the project nature of some of our services provided in the oilfield services segment, working capital levels have historically increased in the early and middle parts of the year and then decreased later in the year; we do not see a reason why this trend would not continue.

We increased our investments in property, plant and equipment, mostly in our oilfield services and minerals and materials segments, to help grow and maintain those businesses. Increased cash utilization, as evidenced by the decrease in our cash balance from the prior year end, and improved performance of working capital allowed us to not only fund these investments but also reduce our debt balance in the first six months of 2012.

Our accumulated other comprehensive loss increased $3.8 million, primarily due to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation. Although all foreign subsidiaries are subject to translation adjustments during consolidation, the exchange rates between the USD and the ZAR, BRL, TRY, and the euro have fluctuated significantly, causing the majority of the change in this account.

Unrealized losses on our available-for-sale securities accounted for $0.8 million of the increase in accumulated other comprehensive loss. These losses are the result of decrease in the value of our equity investment in Ashapura Minechem Limited, a company listed on the Bombay stock exchange, as a result of the decrease in the value of that stock as quoted on the exchange. Fluctuations in the value of this investment also account for the changes in the unrealized gain (loss) on available-for-sale securities as reflected in our Condensed Consolidated Statements of Comprehensive Income (Loss).

Last, our treasury stock account has decreased due to the exercise of stock compensation awards by our employees. We may exhaust our supply of treasury shares during 2012 as we provide them to employees upon exercise of stock compensation awards; if our supply is exhausted, we will issue additional shares as awards are exercised.

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

All of the cash and cash equivalents on our Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011 resides in our international subsidiaries. Although the cash overseas is significantly less than the amounts these subsidiaries owe to our domestic subsidiaries, our foreign subsidiaries have cash needs which affect the ability to repatriate this cash. Due to these liquidity needs, we consider our foreign earnings permanently reinvested and have not provided income taxes on approximately $123.8 million of foreign subsidiary earnings as of June 30, 2012.

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

Cash Flows ($ in millions)	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$39.3	$14.0
Net cash used in investing activities	(29.9)	(23.9)
Net cash provided by (used in) financing activities	(17.0)	0.3

Cash flows from operating activities increased from the prior year period largely due to improved management of our working capital, increased net income and non-cash charges. Non-cash charges increased primarily due to $3.0 million of increased bad-debt expenses mainly relating to litigation matters in our oilfield services segment, $1.8 million for provision of estimated losses on certain non-operating assets, and $0.7 million of impairment charges relating to corporate information technology assets.

Capital expenditures for the first six months of 2012 and 2011 were $32.2 million and $24.8 million, respectively. In these periods, the expenditures include $4.5 million and $2.8 million, respectively, associated with establishing our South African chromite operations. In the six months ended June 30, 2012, the majority of our capital expenditures occurred in our oilfield services segment (to increase the size of our equipment fleet) and our minerals and materials segment (mostly for expansion). We expect our capital expenditures in our fiscal year for 2012 to exceed the levels experienced in recent years.

Our cash flow from financing activities decreased significantly in the current year’s period as borrowings under our debt facilities decreased. We utilized our cash and efficiently employed our working capital to fund growth in our business. Long-term debt as a percentage of total capitalization decreased 250 basis points to 37.2%. We experienced decreased cash proceeds from the exercise of stock compensation awards. Year-to-date dividends declared were $0.36 per share in both periods.

We have approximately $180.4 million of borrowing capacity available from our revolving credit facility as of June 30, 2012. We are in compliance with the financial covenants related to the revolving credit facility as of the period covered by this report.

We are party to a number of lawsuits arising in the normal course of business. Since the mid-1980s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content of our bentonite products used in the metalcasting industry. The plaintiffs in these lawsuits are primarily employees of our foundry customers. Our oilfield services segment is also party to two unrelated lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 million and the other of $9 million. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

In preparing our condensed consolidated financial statements for the three months ended June 30, 2012, we identified immaterial errors in our previously issued consolidated financial statements as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. Correcting prior year financial statements for immaterial errors does not require our previously filed reports to be amended, but rather these corrections will be made the next time we file the prior period consolidated financial statements.

In connection with these errors, we evaluated the deficiencies in our internal controls over financial reporting and determined that they do not represent, on an individual or combined basis, a material weakness as of December 31, 2011 or June 30, 2012.

In the quarter ended June 30, 2012, we initiated improvements in our internal controls over financial reporting in the Spanish operations of our environmental segment. These modifications to our internal controls have not materially affected, nor are reasonably likely to materially affect, our internal controls over financial reporting. Other than these modifications, there were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2012.

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
101

The following information from our Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i)     Condensed Consolidated Balance Sheets at June 30, 2012, and December 31, 2011,

(ii)   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011,

(iii)  Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011,

(iv)  Condensed Consolidated Statements of Changes in Equity for six months ended June 30, 2012 and 2011,

(v) Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	October 30, 2012	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date:	October 30, 2012	/s/ Donald W. Pearson
Donald W. Pearson
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101

The following information from our Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i)     Condensed Consolidated Balance Sheets at June 30, 2012, and December 31, 2011,

(ii)   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011,

(iii)  Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011,

(iv)  Condensed Consolidated Statements of Changes in Equity for six months ended June 30, 2012 and 2011,

(v)    Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2012 and 2011, and

(vi)  Notes to Condensed Consolidated Financial Statements.