Form 10-Q
period 2012-09-30
AMCOL INTERNATIONAL CORP
filed 2012-11-07
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at October 31, 2012
(Common stock, $.01 par value)	31,959,139 Shares

AMCOL INTERNATIONAL CORPORATION

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

Item 1:  Financial Statements

ASSETS	September 30, 2012	December 31, 2011
	(unaudited)
Current assets:
Cash and cash equivalents	$17.7	$23.7
Accounts receivable, net	219.9	204.8
Inventories	160.8	144.8
Prepaid expenses	19.4	15.7
Deferred income taxes	6.8	5.9
Income tax receivable	15.1	6.9
Other	2.6	6.1
Total current assets	442.3	407.9

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	12.9	13.9
Mineral rights	49.9	52.5
Depreciable assets	535.6	482.6
	598.4	549.0
Less: accumulated depreciation and depletion	303.4	275.5
	295.0	273.5

Goodwill	69.9	69.5
Intangible assets, net	34.8	36.6
Investment in and advances to affiliates and joint ventures	28.0	26.4
Available-for-sale securities	7.9	3.8
Deferred income taxes	9.3	8.5
Other assets	25.6	24.4
Total noncurrent assets	470.5	442.7
Total Assets	$912.8	$850.6

Continued…

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2012	December 31, 2011
	(unaudited)
Current liabilities:
Accounts payable	$52.7	$56.5
Accrued income taxes	18.2	2.4
Accrued liabilities	66.9	57.9
Total current liabilities	137.8	116.8

Noncurrent liabilities:
Long-term debt	244.1	260.7
Pension liabilities	35.3	34.8
Deferred compensation	10.3	8.9
Deferred income taxes	13.0	13.5
Other long-term liabilities	21.7	19.2
Total noncurrent liabilities	324.4	337.1

Shareholders' Equity:
Common stock	0.3	0.3
Additional paid in capital	100.8	94.3
Retained earnings	352.1	316.4
Accumulated other comprehensive income (loss)	(5.7)	(15.0)
Less: Treasury stock	(0.7)	(3.4)
Total AMCOL shareholders' equity	446.8	392.6

Noncontrolling interest	3.8	4.1
Total equity	450.6	396.7
Total Liabilities and Shareholders' Equity	$912.8	$850.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Continuing Operations
Net sales	$746.3	$709.8	$253.3	$248.1
Cost of sales	537.7	518.8	183.9	177.5
Gross profit	208.6	191.0	69.4	70.6
Selling, general and administrative expenses	128.7	124.1	41.8	44.0
Operating profit	79.9	66.9	27.6	26.6
Other income (expense):
Interest expense, net	(7.9)	(8.1)	(2.5)	(2.8)
Other, net	(2.7)	(0.1)	-	(0.2)
	(10.6)	(8.2)	(2.5)	(3.0)
Income before income taxes and income (loss) from affiliates and joint ventures	69.3	58.7	25.1	23.6
Income tax expense	19.3	14.9	7.4	5.3
Income before income (loss) from affiliates and joint ventures	50.0	43.8	17.7	18.3
Income (loss) from affiliates and joint ventures	3.4	3.9	1.1	3.0
Income (loss) from continuing operations	53.4	47.7	18.8	21.3

Discontinued Operations
Income (loss) on discontinued operations	-	(1.2)	-	(1.3)
Net income (loss)	53.4	46.5	18.8	20.0
Net income (loss) attributable to noncontrolling interests	(0.2)	(0.1)	-	(0.1)
Net income (loss) attributable to AMCOL shareholders	$53.6	$46.6	$18.8	$20.1

Weighted average common shares outstanding	32.0	31.7	32.1	31.8

Weighted average common and common equivalent shares outstanding	32.3	32.1	32.5	32.2

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$53.6	$47.8	$18.8	$21.4
Discontinued operations, net of tax	-	(1.2)	-	(1.3)
Net income	$53.6	$46.6	$18.8	$20.1

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.67	$1.51	$0.59	$0.67
Discontinued operations	-	(0.04)	-	(0.04)
Net income	$1.67	$1.47	$0.59	$0.63

Diluted earnings (loss) per share:
Continuing operations	$1.66	$1.49	$0.58	$0.66
Discontinued operations	-	(0.04)	-	(0.04)
Net income	$1.66	$1.45	$0.58	$0.62
Dividends declared per share	$0.56	$0.54	$0.20	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Net income (loss)	$53.4	$46.5	$53.6	$46.6	$(0.2)	$(0.1)
Other comprehensive income (loss):
Foreign currency translation adjustment	4.5	(20.2)	4.6	(19.6)	(0.1)	(0.6)
Unrealized gain (loss) on available-for-sale securities, net of tax	4.1	(8.2)	4.1	(8.2)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	-	(1.6)	-	(1.6)	-	-
Pension adjustment, net of tax	0.6	0.1	0.6	0.1	-	-
Comprehensive income (loss)	$62.6	$16.6	$62.9	$17.3	$(0.3)	$(0.7)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Net income (loss)	$18.8	$20.0	$18.8	$20.1	$-	$(0.1)
Other comprehensive income (loss):
Foreign currency translation adjustment	8.0	(22.4)	8.0	(21.8)	-	(0.6)
Unrealized gain (loss) on available-for-sale securities, net of tax	4.9	(1.6)	4.9	(1.6)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	-	(1.3)	-	(1.3)	-	-
Pension adjustment, net of tax	0.2	0.1	0.2	0.1	-	-
Comprehensive income (loss)	$31.9	$(5.2)	$31.9	$(4.5)	$-	$(0.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollars in millions)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2010	$395.1	$279.6	$28.7	$0.3	$(8.9)	$95.1	$0.3
Net income (loss)	46.5	46.6					(0.1)
Cash dividends	(17.1)	(17.1)
Issuance of treasury shares pursuant to employee stock compensation plans	6.8				4.8	2.0
Tax benefit from employee stock compensation plans	0.6					0.6
Vesting of common stock in connection with employee stock compensation plans	3.7					3.7
Purchase of noncontrolling interest	(5.7)					(5.4)	(0.3)
Sale of subsidiary shares to noncontrolling interest	-		(1.4)			(3.4)	4.8
Other comprehensive income (loss)	(28.5)		(27.9)				(0.6)
Balance at September 30, 2011	401.4	309.1	(0.6)	0.3	(4.1)	92.6	4.1

Balance at December 31, 2011	$396.7	$316.4	$(15.0)	$0.3	$(3.4)	$94.3	$4.1
Net income (loss)	53.4	53.6					(0.2)
Cash dividends	(17.9)	(17.9)
Issuance of treasury shares pursuant to employee stock compensation plans	4.8				2.7	2.1
Tax benefit from employee stock compensation plans	(0.1)					(0.1)
Vesting of common stock in connection with employee stock compensation plans	4.4					4.4
Other comprehensive income (loss)	9.2		9.3				(0.1)
Other	0.1					0.1
Balance at September 30, 2012	450.6	352.1	(5.7)	0.3	(0.7)	100.8	3.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Net income	$53.4	$46.5
Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	33.3	31.2
Other non-cash charges	5.3	4.1
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(43.1)	(90.3)
Decrease (increase) in noncurrent assets	(0.5)	2.5
Increase (decrease) in current liabilities	19.0	24.2
Increase (decrease) in noncurrent liabilities	5.2	(1.5)
Net cash provided by (used in) operating activities	72.6	16.7
Cash flow from investing activities:
Capital expenditures	(54.2)	(43.8)
Investments in and advances to affiliates and joint ventures	0.2	(0.7)
Proceeds from sale of land and depreciable assets	1.5	1.6
Other	1.9	2.5
Net cash (used in) investing activities	(50.6)	(40.4)
Cash flow from financing activities:
Net change in outstanding debt	(16.8)	14.9
Proceeds from sales of treasury stock	4.9	6.9
Dividends	(17.2)	(17.1)
Excess tax benefits from stock-based compensation	0.2	0.7
Net cash provided by (used in) financing activities	(28.9)	5.4
Effect of foreign currency rate changes on cash	0.9	0.8
Net increase (decrease) in cash and cash equivalents	(6.0)	(17.5)
Cash and cash equivalents at beginning of period	23.7	26.8
Cash and cash equivalents at end of period	$17.7	$9.3

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

Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company.  Approximately 73% and 76% of the revenue elimination in the nine months ended September 30, 2012 and 2011, respectively, and 73% and 74% of the revenue elimination in the three months ended September 30, 2012 and 2011, respectively, represents elimination of shipping revenues between our transportation segment and its domestic sister companies.

The composition of our revenues by segment is as follows:

	Nine Months Ended September 30,
	2012	2011
Minerals and materials	51%	50%
Environmental	23%	28%
Oilfield services	25%	20%
Transportation	4%	6%
Intersegment sales	-3%	-4%
	100%	100%

Further discussion of our segment information is included in Note 5, “Business Segment Information.”

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Basis of Presentation

The financial information included herein has been prepared by management.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended September 30, 2012 and 2011, and our financial position as of September 30, 2012, and all such adjustments are of a normal and recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three and nine months ended September 30, 2012.  These reclassifications did not have a material impact on our financial statements.

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

For all periods including and between the twelve months ended December 31, 2008 and the three months ended March 31, 2012, these errors, when combined with the errors in our Spanish operations, decreased net income available to AMCOL shareholders by $2.7.  Although there were several errors across various categories, we have summarized the errors into general categories and quantified the amount by which they increased (decreased) net income available to AMCOL shareholders as noted below:

•	Spain - $2.8 decrease for errors associated with accounting for inventory and other items in our environmental segment’s Spanish operations;
•	South Africa - $0.8 decrease for errors related to the accounting for the acquisition of mineral rights in our minerals and materials segment’s chromite operations in South Africa;
•
Malaysia - $0.3 increase resulting from correcting errors in our oilfield services segment’s Malaysian operations, largely relating to improper recognition of expenses and errors in accounting for revenues;

•	DongMing – adjustments to correct errors made in accounting for accounts payable in this China subsidiary;
•	Tax - $0.2 increase resulting largely from inaccuracies in the accounting for income tax expense in our international operations; and
•	$0.4 increase for other insignificant errors we have aggregated together.

Adjustments by category and increase (decrease) to Net income available to AMCOL sharesholders	Prior to	Twelve Months Ended December 31,			Three Months Ended March 31,
attributable to each category	2009	2009	2010	2011	2012	Total
Spain	$-	$(0.8)	$(0.6)	$(1.1)	$(0.3)	$(2.8)
South Africa	-	(0.3)	-	(0.5)	-	(0.8)
Malaysia	-	-	(0.4)	0.7	-	0.3
DongMing	0.2	0.1	0.2	(0.5)	-	-
Tax	(0.5)	0.1	(1.2)	1.5	0.3	0.2
Other	(0.3)	(0.7)	0.6	0.4	0.4	0.4
Total	$(0.6)	$(1.6)	$(1.4)	$0.5	$0.4	$(2.7)

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
(Unaudited)
(Dollars in millions)

Corrections to annual periods ended December 31, 2009, December 31, 2010 and 2011 and as of December 31, 2010 and 2011

The effect of correcting these errors on our condensed consolidated statements of operations for our years ended December 31, 2009, 2010 and 2011 is as follows:

	Year Ended December 31, 2009
	Previously Reported	Adjustments						As Adjusted
		Spain	South Africa	DongMing	Tax	Other	Total

Continuing Operations
Net sales	$691.9	$-	$-	$-	$-	$(3.7)	$(3.7)	$688.2
Cost of sales	505.6	0.7	0.5			(3.8)	(2.6)	503.0
Gross profit	186.3	(0.7)	(0.5)	-	-	0.1	(1.1)	185.2
Selling, general and administrative expenses	133.4	0.3	0.1	(0.1)		1.5	1.8	135.2
Operating profit	52.9	(1.0)	(0.6)	0.1	-	(1.4)	(2.9)	50.0
Other income (expense):
Interest expense, net	(12.2)					0.2	0.2	(12.0)
Other, net	(0.9)					0.6	0.6	(0.3)
	(13.1)	-	-	-	-	0.8	0.8	(12.3)
Income before income taxes and income (loss) from affiliates and joint ventures	39.8	(1.0)	(0.6)	0.1	-	(0.6)	(2.1)	37.7
Income tax expense (benefit)	5.3	(0.2)	(0.1)	-	(0.1)	-	(0.4)	4.9
Income before income (loss) from affiliates and joint ventures	34.5	(0.8)	(0.5)	0.1	0.1	(0.6)	(1.7)	32.8
Income (loss) from affiliates and joint ventures	0.1					(0.1)	(0.1)	-
Income (loss) from continuing operations	34.6	(0.8)	(0.5)	0.1	0.1	(0.7)	(1.8)	32.8

Discontinued Operations
Income (loss) on discontinued operations	0.3					-	-	0.3
Net income (loss)	34.9	(0.8)	(0.5)	0.1	0.1	(0.7)	(1.8)	33.1

Net income (loss) attributable to noncontrolling interests	0.1		(0.2)			-	(0.2)	(0.1)
Net income (loss) attributable to AMCOL shareholders	$34.8	$(0.8)	$(0.3)	$0.1	$0.1	$(0.7)	$(1.6)	$33.2

Weighted average common shares outstanding	30.8						30.8	30.8

Weighted average common and common equivalent shares outstanding	31.0						31.0	31.0

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$34.5						$(1.6)	$32.9
Discontinued operations, net of tax	0.3						-	0.3
Net income	$34.8						$(1.6)	$33.2

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.12						$(0.05)	$1.07
Discontinued operations	0.01						-	0.01
Net income	$1.13						$(0.05)	$1.08

Diluted earnings (loss) per share:
Continuing operations	$1.11						$(0.05)	$1.06
Discontinued operations	0.01						-	0.01
Net income	$1.12						$(0.05)	$1.07

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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The effect of correcting these errors in our condensed consolidated balance sheets as of December 31, 2010 and 2011 is as follows:

	December 31, 2010
ASSETS	Previously Reported	Adjustments							As Adjusted
		Spain	South Africa	Malaysia	DongMing	Tax	Other	Total

Current assets:
Cash and cash equivalents	$27.3	$-	$-	$-	$-	$-	$(0.5)	$(0.5)	$26.8
Accounts receivable, net	194.0	(0.4)		(1.1)			(2.4)	(3.9)	190.1
Inventories	107.5	(1.0)					(0.9)	(1.9)	105.6
Prepaid expenses	12.6						0.4	0.4	13.0
Deferred income taxes	5.5						-		5.5
Income tax receivable	8.5						-		8.5
Other	6.2						-		6.2
Total current assets	361.6	(1.4)	-	(1.1)	-	-	(3.4)	(5.9)	355.7

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	11.6						(0.7)	(0.7)	10.9
Mineral rights	51.4		13.6				-	13.6	65.0
Depreciable assets	454.4						(2.1)	(2.1)	452.3
	517.4	-	13.6	-	-	-	(2.8)	10.8	528.2
Less: accumulated depreciation and depletion	256.9						(0.2)	(0.2)	256.7
	260.5	-	13.6	-	-	-	(2.6)	11.0	271.5

Goodwill	70.9								70.9
Intangible assets, net	42.6						(0.7)	(0.7)	41.9
Investment in and advances to affiliates and joint ventures	19.0						1.9	1.9	20.9
Available-for-sale securities	14.2						-		14.2
Deferred income taxes	7.6		1.6				-	1.6	9.2
Other assets	22.7			0.5			0.3	0.8	23.5
Total noncurrent assets	437.5	-	15.2	0.5	-	-	(1.1)	14.6	452.1
Total Assets	$799.1	$(1.4)	$15.2	$(0.6)	$-	$-	$(4.5)	$8.7	$807.8

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY	Previously Reported	Adjustments							As Adjusted
		Spain	South Africa	Malaysia	DongMing	Tax	Other	Total

Current liabilities:
Accounts payable	$53.2	$-	$-	$-	$(0.7)		$(1.1)	$(1.8)	$51.4
Accrued income taxes	4.1	(0.1)		(0.2)	0.2	1.2	(0.1)	1.0	5.1
Accrued liabilities	55.2	0.1					(0.1)		55.2
Total current liabilities	112.5	-	-	(0.2)	(0.5)	1.2	(1.3)	(0.8)	111.7

Noncurrent liabilities:
Long-term debt	236.2						(0.5)	(0.5)	235.7
Pension liabilities	21.3						-		21.3
Deferred compensation	8.7						0.3	0.3	9.0
Deferred income tax	0.4		15.8			0.4	-	16.2	16.6
Other long-term liabilities	19.6						(1.2)	(1.2)	18.4
Total noncurrent liabilities	286.2	-	15.8	-	-	0.4	(1.4)	14.8	301.0

Shareholders' Equity:
Common stock	0.3						-		0.3
Additional paid in capital	95.1						-		95.1
Retained earnings	283.2	(1.4)	(0.3)	(0.4)	0.5	(1.6)	(0.4)	(3.6)	279.6
Accumulated other comprehensive income (loss)	28.9		(0.1)				(0.1)	(0.2)	28.7
Less: Treasury stock	(8.9)						-		(8.9)
Total AMCOL shareholders' equity	398.6	(1.4)	(0.4)	(0.4)	0.5	(1.6)	(0.5)	(3.8)	394.8

Noncontrolling interest	1.8		(0.2)				(1.3)	(1.5)	0.3
Total equity	400.4	(1.4)	(0.6)	(0.4)	0.5	(1.6)	(1.8)	(5.3)	395.1
Total Liabilities and Shareholders' Equity	$799.1	$(1.4)	$15.2	$(0.6)	$-	$-	$(4.5)	$8.7	$807.8

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	December 31, 2011
ASSETS	Previously Reported	Adjustments							As Adjusted
		Spain	South Africa	Malaysia	DongMing	Tax	Other	Total

Current assets:
Cash and cash equivalents	$23.7	$-	$-	$-	$-	$-	$-		$23.7
Accounts receivable, net	206.8	(1.6)		(0.7)			0.3	(2.0)	204.8
Inventories	146.6	(1.8)	0.2				(0.2)	(1.8)	144.8
Prepaid expenses	15.7						-		15.7
Deferred income taxes	5.9						-		5.9
Income tax receivable	6.9						-		6.9
Other	6.7						(0.6)	(0.6)	6.1
Total current assets	412.3	(3.4)	0.2	(0.7)	-	-	(0.5)	(4.4)	407.9

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	13.9								13.9
Mineral rights	41.9		10.6				-	10.6	52.5
Depreciable assets	482.3						0.3	0.3	482.6
	538.1	-	10.6	-	-	-	0.3	10.9	549.0
Less: accumulated depreciation and depletion	275.5						-		275.5
	262.6	-	10.6	-	-	-	0.3	10.9	273.5

Goodwill	69.5								69.5
Intangible assets, net	36.6						-		36.6
Investment in and advances to affiliates and joint ventures	26.4						-		26.4
Available-for-sale securities	3.8						-		3.8
Deferred income taxes	7.8		0.7				-	0.7	8.5
Other assets	23.7			0.7			-	0.7	24.4
Total noncurrent assets	430.4	-	11.3	0.7	-	-	0.3	12.3	442.7
Total Assets	$842.7	$(3.4)	$11.5	$-	$-	$-	$(0.2)	$7.9	$850.6

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	December 31, 2011
LIABILITIES AND SHAREHOLDERS' EQUITY	Previously Reported	Adjustments							As Adjusted
		Spain	South Africa	Malaysia	DongMing	Tax	Other	Total

Current liabilities:
Accounts payable	$56.4	$-	$-	$-	$-	$-	$0.1	$0.1	$56.5
Accrued income taxes	2.7	(0.3)	0.1			0.1	(0.2)	(0.3)	2.4
Accrued liabilities	59.0	(0.8)		(0.3)			-	(1.1)	57.9
Total current liabilities	118.1	(1.1)	0.1	(0.3)	-	0.1	(0.1)	(1.3)	116.8

Noncurrent liabilities:
Long-term debt	260.7						-		260.7
Pension liabilities	34.8						-		34.8
Deferred compensation	8.9						-		8.9
Deferred income tax	0.8		12.6				0.1	12.7	13.5
Other long-term liabilities	19.2						-		19.2
Total noncurrent liabilities	324.4	-	12.6	-	-	-	0.1	12.7	337.1

Shareholders' Equity:
Common stock	0.3						-		0.3
Additional paid in capital	94.5		(0.2)				-	(0.2)	94.3
Retained earnings	319.5	(2.5)	(0.9)	0.3	-	(0.1)	0.1	(3.1)	316.4
Accumulated other comprehensive income (loss)	(14.9)	0.2					(0.3)	(0.1)	(15.0)
Less: Treasury stock	(3.4)						-		(3.4)
Total AMCOL shareholders' equity	396.0	(2.3)	(1.1)	0.3	-	(0.1)	(0.2)	(3.4)	392.6

Noncontrolling interest	4.2		(0.1)				-	(0.1)	4.1
Total equity	400.2	(2.3)	(1.2)	0.3	-	(0.1)	(0.2)	(3.5)	396.7
Total Liabilities and Shareholders' Equity	$842.7	$(3.4)	$11.5	$-	$-	$-	$(0.2)	$7.9	$850.6

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Corrections to interim periods within 2011

The effect of correcting these errors in our condensed consolidated statements of operations for each of the three months ended March 31, June 30 and September 30, 2011 is as follows:

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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Quarter Ended September 30, 2011
	Previously Reported	Adjustments							As Adjusted
		Spain	South Africa	Malaysia	DongMing	Tax	Other	Total

Continuing Operations
Net sales	$248.1	$-	$-	$-	$-	$-	$-	$-	$248.1
Cost of sales	177.1	0.3	0.1				-	0.4	177.5
Gross profit	71.0	(0.3)	(0.1)	-	-	-	-	(0.4)	70.6
Selling, general and administrative expenses	43.9						0.1	0.1	44.0
Operating profit	27.1	(0.3)	(0.1)	-	-	-	(0.1)	(0.5)	26.6
Other income (expense):
Interest expense, net	(2.8)						-		(2.8)
Other, net	(0.1)						(0.1)	(0.1)	(0.2)
	(2.9)	-	-	-	-	-	(0.1)	(0.1)	(3.0)
Income before income taxes and income (loss) from affiliates and joint ventures	24.2	(0.3)	(0.1)	-	-	-	(0.2)	(0.6)	23.6
Income tax expense (benefit)	6.7		0.1			(1.4)	(0.1)	(1.4)	5.3
Income before income (loss) from affiliates and joint ventures	17.5	(0.3)	(0.2)	-	-	1.4	(0.1)	0.8	18.3
Income (loss) from affiliates and joint ventures	3.0						-		3.0

Income (loss) from continuing operations	20.5	(0.3)	(0.2)	-	-	1.4	(0.1)	0.8	21.3
Discontinued Operations
Income (loss) on discontinued operations	(1.0)						(0.3)	(0.3)	(1.3)

Net income (loss)	19.5	(0.3)	(0.2)	-	-	1.4	(0.4)	0.5	20.0

Net income (loss) attributable to noncontrolling interests	-		(0.1)				-	(0.1)	(0.1)

Net income (loss) attributable to AMCOL shareholders	$19.5	$(0.3)	$(0.1)	$-	$-	$1.4	$(0.4)	$0.6	$20.1

Weighted average common shares outstanding	31.8							31.8	31.8

Weighted average common and common equivalent shares outstanding	32.2							32.2	32.2

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$20.5							$0.9	$21.4
Discontinued operations, net of tax	(1.0)							(0.3)	(1.3)

Net income	$19.5							$0.6	$20.1

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$0.64							$0.03	$0.67
Discontinued operations	(0.03)							(0.01)	(0.04)

Net income	$0.61							$0.02	$0.63

Diluted earnings (loss) per share:
Continuing operations	$0.64							$0.02	$0.66
Discontinued operations	(0.03)							(0.01)	(0.04)

Net income	$0.61							$0.01	$0.62

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The effect of correcting these errors in our condensed consolidated statement of operations for the nine months ended September 30, 2011 is as follows:

	Nine Months Ended Sep 30, 2011
	Previously Reported	Adjustments							As Adjusted
		Spain	South Africa	Malaysia	DongMing	Tax	Other	Total

Continuing Operations
Net sales	$708.7	$-	$-	$0.6	$-	$-	$0.5	$1.1	$709.8
Cost of sales	517.9	0.9	0.3	-	-	-	(0.3)	0.9	518.8
Gross profit	190.8	(0.9)	(0.3)	0.6	-	-	0.8	0.2	191.0
Selling, general and administrative expenses	123.3	-	-	-	0.7	-	0.1	0.8	124.1
Operating profit	67.5	(0.9)	(0.3)	0.6	(0.7)	-	0.7	(0.6)	66.9
Other income (expense):
Interest expense, net	(8.3)	-	-	-	-	-	0.2	0.2	(8.1)
Other, net	-	-	-	-	-	-	(0.1)	(0.1)	(0.1)
	(8.3)	-	-	-	-	-	0.1	0.1	(8.2)
Income before income taxes and income (loss) from affiliates and joint ventures	59.2	(0.9)	(0.3)	0.6	(0.7)	-	0.8	(0.5)	58.7
Income tax expense (benefit)	16.9	-	0.3	0.1	(0.2)	(1.9)	(0.3)	(2.0)	14.9
Income before income (loss) from affiliates and joint ventures	42.3	(0.9)	(0.6)	0.5	(0.5)	1.9	1.1	1.5	43.8
Income (loss) from affiliates and joint ventures	4.0	-	-	-	-	(0.1)	-	(0.1)	3.9

Income (loss) from continuing operations	46.3	(0.9)	(0.6)	0.5	(0.5)	1.8	1.1	1.4	47.7

Discontinued Operations
Income (loss) on discontinued operations	(0.9)	-	-	-	-	-	(0.3)	(0.3)	(1.2)

Net income (loss)	45.4	(0.9)	(0.6)	0.5	(0.5)	1.8	0.8	1.1	46.5

Net income (loss) attributable to noncontrolling interests	-	-	(0.1)	-	-	-	-	(0.1)	(0.1)

Net income (loss) attributable to AMCOL shareholders	$45.4	$(0.9)	$(0.5)	$0.5	$(0.5)	$1.8	$0.8	$1.2	$46.6

Weighted average common shares outstanding	31.7							31.7	31.7

Weighted average common and common equivalent shares outstanding	32.1							32.1	32.1

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$46.3							$1.5	$47.8
Discontinued operations, net of tax	(0.9)							(0.3)	(1.2)

Net income	$45.4							$1.2	$46.6

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.46							$0.05	$1.51
Discontinued operations	(0.03)							(0.01)	(0.04)

Net income	$1.43							$0.04	$1.47

Diluted earnings (loss) per share:
Continuing operations	$1.44							$0.05	$1.49
Discontinued operations	(0.03)							(0.01)	(0.04)

Net income	$1.41							$0.04	$1.45
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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

With regards to our condensed consolidated statement of comprehensive income for the three months ended September 30, 2011, correcting these errors increased total comprehensive income by $0.7 resulting from the $0.5 increase to net income as previously discussed in addition to $0.2 of income resulting from foreign currency translation.

With regards to our condensed consolidated statement of comprehensive income for the nine months ended September 30, 2011, correcting these errors increased total comprehensive income by $1.1, reflecting the $1.1 increase to net income as previously discussed.

The effect of correcting these errors in our condensed consolidated statements of cash flows for the three months ended March 31, 2011, six months ended June 30, 2011, and nine months ended September 30, 2011 is as follows:

	Three Months Ended March 31, 2011			Six Months Ended June 30, 2011
	Previously Reported	Adjustments	As Adjusted	Previously Reported	Adjustments	As Adjusted

Net cash provided by (used in) operating activities	$10.3	$-	$10.3	$13.9	$0.1	$14.0
Net cash (used in) investing activities	(10.3)	0.5	(9.8)	(24.4)	0.5	(23.9)
Net cash provided by (used in) financing activities	(6.3)	-	(6.3)	0.4	(0.1)	0.3
Effect of foreign currency rate changes on cash	0.2	-	0.2	0.7	-	0.7
Net increase (decrease) in cash and cash equivalents	(6.1)	0.5	(5.6)	(9.4)	0.5	(8.9)
Cash and cash equivalents at beginning of period	27.3	(0.5)	26.8	27.3	(0.5)	26.8
Cash and cash equivalents at end of period	$21.2	$-	$21.2	$17.9	$-	$17.9

	Nine Months Ended September 30, 2011
	Previously reported	Adjustments	As Adjusted

Net cash provided by (used in) operating activities	$16.6	$0.1	$16.7
Net cash (used in) investing activities	(40.9)	0.5	(40.4)
Net cash provided by (used in) financing activities	5.5	(0.1)	5.4
Effect of foreign currency rate changes on cash	0.8	-	0.8
Net increase (decrease) in cash and cash equivalents	(18.0)	0.5	(17.5)
Cash and cash equivalents at beginning of period	27.3	(0.5)	26.8
Cash and cash equivalents at end of period	$9.3	$-	$9.3

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	32,024,603	31,671,781	32,071,202	31,799,536
Dilutive impact of stock based compensation	315,636	455,777	381,676	393,922
Weighted average number of common and common equivalent shares outstanding for the period	32,340,239	32,127,558	32,452,878	32,193,458
Number of common shares outstanding at the end of the period	31,959,139	31,666,904	31,959,139	31,666,904

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	635,738	186,929	276,753	218,800

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 4:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at September 30, 2012 and December 31, 2011 are comprised of the following components:

	September 30, 2012	December 31, 2011
Crude stockpile inventories	$61.6	$54.5
In-process and finished goods inventories	71.4	64.4
Other raw material, container, and supplies inventories	27.8	25.9
	$160.8	$144.8

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

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$9.3	$7.5
Settlement of obligations	(3.1)	(2.8)
Liabilities incurred and accretion expense	3.8	4.4
Foreign currency	(0.1)	(0.3)

Balance at end of period	$9.9	$8.8

Note 5:	BUSINESS SEGMENT INFORMATION

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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The following tables set forth certain financial information by segment:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Net sales:
Minerals and materials	$377.3	$356.4	$121.0	$122.3
Environmental	172.8	197.6	60.4	71.1
Oilfield services	185.5	140.9	69.1	50.2
Transportation	33.5	42.3	10.7	14.8
Intersegment sales	(22.8)	(27.4)	(7.9)	(10.3)
Total	$746.3	$709.8	$253.3	$248.1

Operating profit (loss):
Minerals and materials	$62.0	$49.1	$18.0	$19.6
Environmental	13.6	17.9	6.6	7.8
Oilfield services	20.4	15.2	7.9	5.7
Transportation	0.7	1.9	0.2	0.7
Corporate	(16.8)	(17.2)	(5.1)	(7.2)
Total	$79.9	$66.9	$27.6	$26.6

	As of Sep 30, 2012	As of Dec. 31, 2011
Assets:
Minerals and materials	$450.3	$431.1
Environmental	173.8	160.0
Oilfield services	211.5	194.7
Transportation	3.1	3.9
Corporate	74.1	60.9
Total	$912.8	$850.6

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Depreciation, depletion and amortization:
Minerals and materials	$14.5	$15.5	$5.0	$5.5
Environmental	4.0	4.1	1.3	1.5
Oilfield services	12.6	9.5	4.4	3.4
Transportation	0.1	0.1	0.1	0.1
Corporate	2.1	2.0	0.7	0.8
Total	$33.3	$31.2	$11.5	$11.3

Capital expenditures:
Minerals and materials	$20.7	$17.8	$9.9	$8.7
Environmental	7.9	6.4	1.6	4.6
Oilfield services	20.8	17.8	7.8	4.9
Transportation	-	0.2	-	-
Corporate	4.8	1.6	2.7	0.8
Total	$54.2	$43.8	$22.0	$19.0

Research and development (income) expense:
Minerals and materials	$5.4	$4.7	$1.8	$1.6
Environmental	1.8	1.6	0.6	0.5
Oilfield services	0.6	0.2	0.2	-
Corporate	(0.1)	0.1	-	0.3
Total	$7.7	$6.6	$2.6	$2.4

Note 6:	EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$1.3	$1.1	$0.4	$0.3
Interest cost	2.0	2.0	0.7	0.7
Expected return on plan assets	(1.9)	(2.1)	(0.6)	(0.7)
Amortization of acturial loss	0.7	-	0.2	-
Net periodic benefit cost	$2.1	$1.0	$0.7	$0.3

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we expect to contribute $1.7 to our pension plan in 2012, of which $1.3 was contributed in the nine months ended September 30, 2012.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 7:	INCOME TAXES

Our effective tax rate for the nine months ended September 30, 2012 and 2011 was 27.8% and 25.4%, respectively.  For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions, changes in tax reserves in 2011, and differences in local tax rates on the income from our foreign subsidiaries.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our condensed consolidated balance sheet:

		Fair Value as of
Liability Derivatives	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(8.9)	$(9.0)

Cash flow hedges

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Interest rate swaps, net of tax	$-	$(1.6)	$-	$(1.3)

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

We use interest rate swaps to manage floating interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the swap.  As of September 30, 2012 and 2011, we had interest rate swaps outstanding which effectively hedge the variable interest rate on $30.0 of our senior notes to a fixed rate of 5.6% per annum and $33.0 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum, plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  We are particularly sensitive to currency exchange rate fluctuations for the following currencies: Euro, pound sterling (GBP), Polish Zloty (PLN), South African rand (ZAR), Danish kroner (DKK), Swiss franc (SEK), India rupee (INR), Thai baht (THB), Chinese renminbi (CYN), and Malaysian ringgit (MYR).  When considered appropriate, we enter into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.

We have not designated our foreign currency derivative contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Recognized in Income on	Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Derivatives	2012	2011	2012	2011
Foreign currency exchange contracts	Other, net	$-	$(0.8)	$(0.3)	$0.5

We did not have any significant foreign exchange derivative instruments outstanding as of September 30, 2012 or December 31, 2011.

Note 9:	FAIR VALUE MEASUREMENTS

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

Level 3 – Valuation is based on model based techniques that use unobservable inputs for the asset or liability. These inputs reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

	Fair Value Measurements Using
Description	Asset / (Liability) Balance at 9/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(8.9)	$-	$(8.9)	$-

Available-for-sale securities	7.9	7.9	-	-

Deferred compensation plan assets	9.2	-	9.2	-

Supplementary pension plan assets	8.1	-	8.1	-

	Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(9.0)	$-	$(9.0)	$-

Available-for-sale securities	3.8	3.8	-	-

Deferred compensation plan assets	8.0	-	8.0	-

Supplementary pension plan assets	7.6	-	7.6	-

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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The carrying value of our long-term debt approximates its fair value as the interest rate is near the current market rate yield.  The fair value of our long-term debt is determined using current applicable rates for similar instruments as of the balance sheet date.  The fair value of long-term debt for disclosure purpose is a Level 3 liability within the fair value category.

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

The following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders:

	Nine Months Ended September 30,
	2012	2011
Net income attributable to AMCOL shareholders	$53.6	$46.6
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited	-	(5.4)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	-	(3.4)
Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$53.6	$37.8

Note 11:	CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business.   Since the mid-1980s, we and/or our subsidiaries have been named as one of a number of defendants in product liability lawsuits relating to the minor free-silica content of our bentonite products used in the metalcasting industry.  The plaintiffs in these lawsuits are primarily employees of our foundry customers.  Our oilfield services segment is also party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 and the other of $9.  We do not believe that any of the aforementioned pending litigation will have a material adverse effect on our consolidated financial statements.

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

Index

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

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results.  This discussion should be read in conjunction with the accompanying condensed consolidated financial statements.

The following consolidated income statement review and segment analysis discuss the results for the three and nine months ended September 30, 2012 and the comparable results in the prior year.  In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments.

Index

Three months ended September 30, 2012 vs. September 30, 2011

Consolidated Income Statement Review

The table below compares our operating results for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
Consolidated	2012	2011	2012 vs. 2011
	(In Millions, Except Per Share Amounts)
Continuing operations
Net sales	$253.3	$248.1	2.1%
Cost of sales	183.9	177.5
Gross profit	69.4	70.6	-1.7%
margin %	27.4%	28.5%
Selling, general and administrative expenses	41.8	44.0	-5.0%
Operating profit	27.6	26.6	3.8%
margin %	10.9%	10.7%
Other income (expense):
Interest expense, net	(2.5)	(2.8)	-10.7%
Other, net	-	(0.2)	*
	(2.5)	(3.0)

Income before income taxes and income (loss) from affiliates and joint ventures	25.1	23.6
Income tax expense	7.4	5.3	39.6%
effective tax rate	29.5%	22.5%

Income before income (loss) from affiliates and joint ventures	17.7	18.3
Income (loss) from affiliates and joint ventures	1.1	3.0	*
Income (loss) from continuing operations	18.8	21.3

Discontinued operations
Income (loss) on discontinued operations	-	(1.3)	*

Net income (loss)	18.8	20.0	-6.0%

Net income (loss) attributable to noncontrolling interests	-	(0.1)	*
Net income (loss) attributable to AMCOL shareholders	$18.8	$20.1	-6.5%

Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share:
Continuing operations	$0.59	$0.67	-11.9%
Discontinued operations	-	(0.04)	*
Net income	$0.59	$0.63	-6.3%

Diluted earnings (loss) per share
Continuing operations	$0.58	$0.66	-12.1%
Discontinued operations	-	(0.04)	*
Net income	$0.58	$0.62	-6.5%
* Not meaningful

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

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	0.2%	0.0%	-0.7%	-0.5%
Environmental	-2.7%	0.0%	-1.6%	-4.3%
Oilfield services	7.9%	0.0%	-0.3%	7.6%
Transportation & intersegment shipping	-0.7%	0.0%	0.0%	-0.7%
Total	4.7%	0.0%	-2.6%	2.1%
% of change	223.8%	0.0%	-123.8%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	28.6%	8.6%	10.0%	47.2%
Environmental	10.9%	10.7%	2.1%	23.7%
Oilfield services	19.5%	2.3%	5.4%	27.2%
Transportation & intersegment shipping	1.9%	0.0%	0.0%	1.9%

Total - current year's period	60.9%	21.6%	17.5%	100.0%
Total from prior year's comparable period	62.3%	24.2%	13.5%	100.0%

Net sales & Gross profit:

Our net sales grew organically and were negatively affected by foreign currency translation.  Our oilfield services segment increased sales 37.6% whereas our three other major segments experienced a decrease in sales.  The largest decrease occurred in our environmental segment which continues to be impacted by increased competition in a declining market.  Sales were less concentrated in our EMEA region due to decreased sales in our environmental segment, and the laundry care products within our minerals and materials segment.

Overall gross profit decreased due to decreased sales levels within three of our major segments as mentioned above.  In addition, our coil tubing services (within our oilfield services segment) suffered from a combination of increased competition, which decreased revenue rates, and cost increases in delivering its services.  These factors led to the overall 110 basis point decrease in gross profit margins.

Index

Selling, general and administrative expenses (SG&A):

SG&A expenses decreased $2.2 million, most of which occurred in our environmental and corporate segments.  Our environmental segment benefitted from favorable foreign currency exchange rate movements and decreased bad debt expenses.  Costs of providing employee benefits decreased in our corporate segment, largely due to gains on certain assets underpinning one of our pension plans.

Income tax expense:

Our effective tax rate for the current quarter was 29.5% versus 22.5% in the prior year’s quarter.  Our income tax expense and effective tax rate fluctuated between the periods presented due to discrete items recorded and the distribution of income between taxing jurisdictions.  The prior year period includes gains from favorable settlements of income tax audits which reduced the effective rate in the prior year period by 420 basis points.  In addition, the current quarter’s income is more heavily concentrated in our domestic businesses which typically have a higher income tax rate than our foreign operations.

Income (loss) from affiliates and joint ventures:

Income from affiliates and joint ventures decreased $1.9 million in the current period as the prior year period included a $2.1 million gain from the sale of our Belgian joint venture investment.

Diluted earnings per share from continuing operations:

Diluted earnings per share from continuing operations decreased in the quarter due to the decrease in net income resulting from the decrease gross profit, increased income tax expense and lack of gains from joint venture investment sales as previously mentioned.

Index

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

	Three Months Ended September 30,
Minerals and Materials	2012		2011		2012 vs. 2011
	(Dollars in millions)
Net sales	$121.0	100.0%	$122.3	100.0%	$(1.3)	-1.1%
Cost of sales	89.8	74.2%	90.7	74.2%
Gross profit	31.2	25.8%	31.6	25.8%	(0.4)	-1.3%
Selling, general and administrative expenses	13.2	10.9%	12.0	9.8%	1.2	10.0%
Operating profit	18.0	14.9%	19.6	16.0%	(1.6)	-8.2%

	Three Months Ended September 30,
Minerals and Materials Product Line Sales	2012	2011	% change
	(Dollars in millions)
Metalcasting	$67.8	$66.0	2.7%
Specialty materials	22.7	25.5	-11.0%
Basic minerals	15.2	14.5	4.8%
Pet products	11.9	14.1	-15.6%
Other product lines	3.4	2.2	54.5%
Total	121.0	122.3	-1.1%

Approximaty $1.6 million of the decrease in sales was caused by unfavorable foreign currency exchange rate movements.  Organically, we were able to increase selling prices, particularly in our metalcasting and pet products.  However, volumes decreased in pet products, laundry care (specialty minerals), and drilling additive products (basic minerals).  Overall, basic mineral product line sales increased, though, due to increased chromite by-product sales used in the ferrochrome market.

Our metalcasting product line, which includes chromite sales to foundry customers, continues to experience an increase in demand due to growth in demand for automobile and heavy equipment castings.  Our drilling additive product sales suffered in the quarter due to inventory destocking efforts from several large customers.

The increases in SG&A expenses led to the decrease in operating profits.  SG&A costs increased due to increased headcount and compensation costs.  These increases also caused the decrease in operating profit margin.

Index

Environmental Segment

	Three Months Ended September 30,
Environmental	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$60.4	100.0%	$71.1	100.0%	$(10.7)	-15.0%
Cost of sales	40.7	67.4%	49.0	68.9%
Gross profit	19.7	32.6%	22.1	31.1%	(2.4)	-10.9%
Selling, general and administrative expenses	13.1	21.7%	14.3	20.1%	(1.2)	-8.4%
Operating profit	6.6	10.9%	7.8	11.0%	(1.2)	-15.4%

	Three Months Ended September 30,
Environmental Product Line Sales	2012	2011	% change
	(Dollars in millions)
Lining technologies	$25.1	$29.6	-15.2%
Building materials	20.3	21.4	-5.1%
Drilling products	9.9	8.6	15.1%
Contracting services	5.1	11.5	-55.7%
Total	60.4	71.1	-15.0%

Approximately 37% of the decrease in net sales resulted from unfavorable movements in foreign currency exchange rates, almost entirely in our European subsidiaries.  The majority of the remaining decrease also occurred in these subsidiaries as a result of our decision to exit our contracting services.  Our lining technologies product line also continues to experience weakened demand due to a declining market and increased competition.  These reductions have overshadowed increased sales of our drilling products.

The decrease in sales caused the decrease in gross profit.  However, with the decrease in lining technologies and contracting service revenues, net sales are becoming more concentrated in higher margin building materials and drilling product sales.  This, along with better cost management, has helped overall gross profit margins, which increased 150 basis points in the current period.

SG&A costs benefitted equally from decreased bad debt expenses and favorable foreign currency exchange rate movements.

Oilfield Services Segment

	Three Months Ended September 30,
Oilfield Services	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$69.1	100.0%	$50.2	100.0%	$18.9	37.6%
Cost of sales	51.4	74.4%	34.9	69.5%
Gross profit	17.7	25.6%	15.3	30.5%	2.4	15.7%
Selling, general and administrative expenses	9.8	14.2%	9.6	19.1%	0.2	2.1%
Operating profit	7.9	11.4%	5.7	11.4%	2.2	38.6%

Index

This segment has experienced strong growth due to increases in demand and our service capacity. Growth also came from our international filtration operations, which generated 69.5% of the increase.  Internationally, we have been more successful at winning large, finite term contracts and have increased sales in our engineering services directed at designing and building filtration equipment for customers.  Domestically, our revenues increased in water filtration, well testing, and pipeline services. Revenues were stagnant in our coil tubing services due to pricing pressures.

Nearly all of the improvement in gross profit was derived from our international operations due to the increased sales, as mentioned above, in addition to benefitting from new management in those locations.  Our coil tubing services also experienced cost increases in delivering services, which led to the decrease in gross profit margins.  The trends in operating profit and operating profit margin followed those of gross profit and gross profit margins.

Transportation Segment

	Three Months Ended September 30,
Transportation	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$10.7	100.0%	$14.8	100.0%	$(4.1)	-27.7%
Cost of sales	9.6	89.7%	13.1	88.5%
Gross profit	1.1	10.3%	1.7	11.5%	(0.6)	-35.3%
Selling, general and administrative expenses	0.9	8.4%	1.0	6.8%	(0.1)	-10.0%
Operating profit	0.2	1.9%	0.7	4.7%	(0.5)	-71.4%

This segment provides services to third parties as well as AMCOL companies within our other segments.  Revenues decreased due to increased competition as well as decreased availability of drivers, who are being recruited to oil and gas opportunities in the Bakken shale region.  Operating profits decreased as a result of the decrease in revenues.

Corporate Segment

	Three Months Ended September 30,
Corporate	2012	2011	2012 vs. 2011
	(Dollars in Millions)
Intersegment sales	$(7.9)	$(10.3)	2.4
Intersegment cost of sales	(7.6)	(10.2)
Gross profit (loss)	(0.3)	(0.1)	(0.2)
Selling, general and administrative expenses	4.8	7.1	(2.3)	-32.4%
Operating loss	(5.1)	(7.2)	2.1	-29.2%

Intersegment sales are eliminated in our corporate segment.  These are mostly sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment and environmental and oilfield services segments.

Corporate SG&A expenses decreased as costs of providing employee benefits decreased, largely due to less medical expenses and gains on certain assets underpinning some of our pension benefits.

Index

Nine months ended September 30, 2012 vs. September 30, 2011

Consolidated Income Statement Review

The table below compares our operating results for the nine month periods ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
Consolidated	2012	2011	2012 vs. 2011
	(In Millions, Except Per Share Amounts)
Continuing operations
Net sales	$746.3	$709.8	5.1%
Cost of sales	537.7	518.8
Gross profit	208.6	191.0	9.2%
margin %	28.0%	26.9%
Selling, general and administrative expenses	128.7	124.1	3.7%
Operating profit	79.9	66.9	19.4%
margin %	10.7%	9.4%
Other income (expense):
Interest expense, net	(7.9)	(8.1)	-2.5%
Other, net	(2.7)	(0.1)	*
	(10.6)	(8.2)

Income before income taxes and income (loss) from affiliates and joint ventures	69.3	58.7
Income tax expense	19.3	14.9	29.5%
effective tax rate	27.8%	25.4%

Income before income (loss) from affiliates and joint ventures	50.0	43.8
Income (loss) from affiliates and joint ventures	3.4	3.9	*
Income (loss) from continuing operations	53.4	47.7

Discontinued operations
Income (loss) on discontinued operations	-	(1.2)	*

Net income (loss)	53.4	46.5	14.8%

Net income (loss) attributable to noncontrolling interests	(0.2)	(0.1)	*
Net income (loss) attributable to AMCOL shareholders	$53.6	$46.6	15.0%

Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share:
Continuing operations	$1.67	$1.51	10.6%
Discontinued operations	-	(0.04)	*
Net income	$1.67	$1.47	13.6%

Diluted earnings (loss) per share
Continuing operations	$1.66	$1.49	11.4%
Discontinued operations	-	(0.04)	*
Net income	$1.66	$1.45	14.5%
* Not meaningful

Index

The following table details the consolidated sales fluctuations by components over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Minerals and materials	3.6%	0.0%	-0.7%	2.9%
Environmental	-2.0%	0.0%	-1.5%	-3.5%
Oilfield services	6.5%	0.0%	-0.2%	6.3%
Transportation & intersegment shipping	-0.6%	0.0%	0.0%	-0.6%
Total	7.5%	0.0%	-2.4%	5.1%
% of growth	147.1%	0.0%	-47.1%	100.0%

The following table shows the distribution of sales across our three principal geographic regions and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	31.0%	8.5%	10.3%	49.8%
Environmental	11.3%	9.5%	2.2%	23.0%
Oilfield services	19.7%	1.7%	3.5%	24.9%
Transportation & intersegment shipping	2.3%	0.0%	0.0%	2.3%

Total - current year's period	64.3%	19.7%	16.0%	100.0%
Total from prior year's comparable period	62.4%	23.9%	13.7%	100.0%

Net sales & Gross profit:

Organic increases in net sales were somewhat offset by unfavorable fluctuations in foreign currency exchange rates.  Our oilfield services segment has contributed the most to increased sales along with minerals and materials, while our environmental segment experienced a decrease in net sales.  See a discussion of those segments for further details.  Geographically, our sales have become more concentrated in the Americas due to decreases in Europe, largely in our environmental segment, and increases both domestically and in Asia, largely in our oilfield services segment.

The increase in gross profit results almost equally from increased sales and increased gross profit margins.  The increase in gross profit margins results from the 250 basis point improvement in margins within our minerals and materials segment as discussed later herein.

Selling, general and administrative expenses (SG&A):

SG&A expenses increased $4.6 million, the majority of which occurred in our oilfield services segment.  We have experienced increased operating leverage in our minerals and materials segment where SG&A expenses have increased at a substantially lower rate than sales.  Our environmental segment has been able to reduce its expenses while also benefitting from favorable foreign currency exchange rate movements.

Index

Other income (expense), net:

Other income (expense), net includes $1.8 million of losses on non-operating assets.  Excluding this, the remainder of the increase relates to increased losses on foreign currency transactions.

Income tax expense:

Our effective tax rate for the current period was 27.8% versus 25.4% in the prior year’s period.  Our income tax expense and effective tax rate fluctuated between the periods presented due to discrete items recorded and the distribution of income between taxing jurisdictions.  The prior year period includes gains from favorable settlements of income tax audits which depressed the effective rate in the prior year period by 170 basis points.  In addition, the current period’s income is more heavily concentrated in our domestic businesses which typically have a higher income tax rate than our foreign operations.

Income (loss) from affiliates and joint ventures:

The increase in income from affiliates and joint ventures is understated as the prior year period includes a $2.1 million gain related to our Belgian joint venture investment and $0.7 million of losses on our Russian investment; both investments were sold in 2011.

Diluted earnings per share from continuing operations:

Diluted earnings per share from continuing operations increased in the current period due largely to the increase in gross profits without significant accompanying increases in SG&A expenses.

Diluted earnings per share from discontinued operations:

Diluted earnings per share from discontinued operations contains $1.2 million of losses in the prior year period relating to the sale of our domestic contracting services business.

Index

Year-to-Date Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

	Nine Months Ended September 30,
Minerals and Materials	2012		2011		2012 vs. 2011
	(Dollars in millions)
Net sales	$377.3	100.0%	$356.4	100.0%	$20.9	5.9%
Cost of sales	277.1	73.4%	270.6	75.9%
Gross profit	100.2	26.6%	85.8	24.1%	14.4	16.8%
Selling, general and administrative expenses	38.2	10.1%	36.7	10.3%	1.5	4.1%
Operating profit	62.0	16.5%	49.1	13.8%	12.9	26.3%

	Nine Months Ended September 30,
Minerals and Materials Product Line Sales	2012	2011	% change
	(Dollars in millions)
Metalcasting	$201.6	$187.0	7.8%
Specialty materials	75.7	78.7	-3.8%
Basic minerals	52.2	41.3	26.4%
Pet products	40.0	42.2	-5.2%
Other product lines	7.8	7.2	8.3%
Total	377.3	356.4	5.9%

Overall organic growth was dampened 19% by unfavorable foreign currency exchange rate movements.  Selling price increases comprise 53% of the organic increase in sales with increased volumes comprising the remainder.  Our metalcasting product line revenues increased due to increased demand for our products following on from demand for automobile, heavy equipment, construction, and energy related castings.  We have also seen significant increases in basic minerals products due to increased sales of drilling additives, largely in our domestic market due to increased drilling activity especially in the first two quarters of the year.

Although selling price increases do outweigh cost increases, increased volumes contributed the most to increased gross profit and gross profit margins.  SG&A expenses have increased due to increased compensation and headcount required to support the growth in sales, but they have increased at a lower rate as compared to the rate of growth in sales; this explains the increase in operating profit and operating profit margins.

Index

Environmental Segment

	Nine Months Ended September 30,
Environmental	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$172.8	100.0%	$197.6	100.0%	$(24.8)	-12.6%
Cost of sales	120.0	69.4%	137.4	69.5%
Gross profit	52.8	30.6%	60.2	30.5%	(7.4)	-12.3%
Selling, general and administrative expenses	39.2	22.7%	42.3	21.4%	(3.1)	-7.3%
Operating profit (loss)	13.6	7.9%	17.9	9.1%	(4.3)	-24.0%

	Nine Months Ended September 30,
Environmental Product Line Sales	2012	2011	% change
	(Dollars in millions)
Lining technologies	$71.9	$84.5	-14.9%
Building materials	58.2	60.6	-4.0%
Drilling products	29.0	23.3	24.5%
Contracting services	13.7	29.2	-53.1%
Total	172.8	197.6	-12.6%

Approximately 43% of the decrease in net sales resulted from unfavorable movements in foreign currency exchange rates, almost entirely in our European operations.  The majority of the remaining decrease also occurred in these operations as a result of our decision to exit the contracting services in Europe.  Our lining technologies product line also continues to experience weakened demand due to a declining market and increased competition.

The decrease in sales caused the decrease in gross profit.  However, with the decrease in lining technologies and contracting service revenues, net sales are becoming more concentrated in higher margin building materials and drilling product sales.  This, along with better cost management, has helped overall gross profit margins remain comparable.

SG&A costs decreased by $3.1 million, which is almost equally divided between favorable foreign currency exchange rate movements and organic decreases.  The current year period also includes a $0.8 million gain on the favorable settlement of a lawsuit.  However, the decrease in SG&A was not large enough to offset the decrease in gross profit, leading to the overall decrease in operating profits and operating profit margin.

Index

Oilfield Services Segment

	Nine Months Ended September 30,
Oilfield Services	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$185.5	100.0%	$140.9	100.0%	$44.6	31.7%
Cost of sales	133.2	71.8%	100.3	71.2%
Gross profit	52.3	28.2%	40.6	28.8%	11.7	28.8%
Selling, general and administrative expenses	31.9	17.2%	25.4	18.0%	6.5	25.6%
Operating profit	20.4	11.0%	15.2	10.8%	5.2	34.2%

Our domestic revenues grew 16% while our international operations grew 110%.  Internationally, our operations have benefitted from new management, greater success at winning contracts, and an increase in the sales in our engineering services directed at designing and building filtration equipment for customers.  These international operations contributed nearly all of the growth in gross profit.

Approximately $2.1 million of the $6.5 million increase in SG&A expenses is due to increased bad debt expenses.  Other categories of expenses have increased in support of the revenue growth.

Our operating profits in this segment increased due to increased operating leverage.  However, our domestic coil tubing operations experienced a decrease in operating profit due to increased competition, which is manifested in decreased service rates, as well as cost increases overall.  Thus, nearly all the increase in operating profits was derived from our international operations.

Transportation Segment

	Nine Months Ended September 30,
Transportation	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$33.5	100.0%	$42.3	100.0%	$(8.8)	-20.8%
Cost of sales	30.0	89.6%	37.5	88.7%
Gross profit	3.5	10.4%	4.8	11.3%	(1.3)	-27.1%
Selling, general and administrative expenses	2.8	8.4%	2.9	6.9%	(0.1)	-3.4%
Operating profit	0.7	2.0%	1.9	4.4%	(1.2)	-63.2%

This segment provides services to third parties as well as AMCOL companies within our other segments.  Revenues decreased due to increased competition as well as availability of drivers, who are being recruited to oil and gas opportunities in the Bakken shale region.  Operating profits decreased as a result of the decrease in revenues without a corresponding decrease in SG&A expenses.

Index

Corporate Segment

	Nine Months Ended September 30,
Corporate	2012	2011	2012 vs. 2011
	(Dollars in Millions)
Intersegment sales	$(22.8)	$(27.4)	4.6
Intersegment cost of sales	(22.6)	(27.0)
Gross profit (loss)	(0.2)	(0.4)	0.2
Selling, general and administrative expenses	16.6	16.8	(0.2)	-1.2%
Operating loss	(16.8)	(17.2)	0.4	-2.3%

Intersegment sales are eliminated in our corporate segment.  These are mostly sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments.

Balance Sheet Review

	As at
Financial Position ($ in millions)	September 30, 2012	December 31, 2011
Non-cash working capital	$286.8	$267.4
Goodwill & intangible assets	104.7	106.1
Total assets	912.8	850.6

Long-term debt	244.1	260.7
Other long-term obligations	67.3	62.9
Total equity	450.6	396.7

Non-cash working capital at September 30, 2012 increased $19.4 million as compared to the amount at December 31, 2011 due to increased working capital required to support the growth in the business.  Given the seasonality of our environmental and oilfield services segments as well as the project nature of some of our services provided in the oilfield services segment, working capital levels have historically increased in the early and middle parts of the year and then decreased later in the year; we do not see a reason why this trend would not continue.

We increased our investments in property, plant and equipment, mostly in our oilfield services and minerals and materials segments, to help grow and maintain those businesses.  Increased cash utilization, as evidenced by the decrease in our cash balance from the prior year end, and improved performance of working capital allowed us to not only fund these investments but also reduce our debt balance in the first nine months of 2012.

Our available-for-sale securities reflect the value of our equity ownership in Ashapura Minechem Limited (Ashapura), a company listed on the Bombay stock exchange, and increased $4.1 million in value as a result of the increase in value of that stock as quoted on the exchange.

Index

Our accumulated other comprehensive loss decreased $9.2 million, of which $4.5 million decrease was due to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation.  Although all foreign subsidiaries are subject to translation adjustments during consolidation, the exchange rate between the USD and the PLN has fluctuated significantly, causing the majority of the change in this account.  Unrealized gains on our available-for-sale securities accounted for $4.1 million of the decrease in accumulated other comprehensive loss.

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

All of the cash and cash equivalents on our Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011 resides in our international subsidiaries.  Although the cash overseas is significantly less than the amounts these subsidiaries owe to our domestic subsidiaries, our foreign subsidiaries have cash needs which affect the ability to repatriate this cash.  Due to these liquidity needs, we consider our foreign earnings permanently reinvested and have not provided income taxes on approximately $141.8 million of foreign subsidiary earnings as of September 30, 2012.

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

Cash Flows ($ in millions)	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$72.6	$16.7
Net cash used in investing activities	(50.6)	(40.4)
Net cash provided by (used in) financing activities	(28.9)	5.4

Cash flows from operating activities increased from the prior year period largely due to improved management of our working capital and greater net income.  Our accounts receivable and inventory balances have increased at a slower rate as compared to the prior year period.

Index

Capital expenditures for the first nine months of 2012 and 2011 were $54.2 million and $43.8 million, respectively.  In these periods, the expenditures include $7.1 million and $5.9 million, respectively, associated with establishing our South African chromite operations.  In the nine months ended September 30, 2012, the majority of our capital expenditures occurred in our oilfield services segment and our minerals and materials segment, to maintain and grow those businesses.  We expect our capital expenditures in our fiscal year for 2012 to exceed the levels experienced in recent years.

Our cash flow from financing activities decreased significantly in the current year’s period as borrowings under our debt facilities decreased.  We utilized our cash and efficiently employed our working capital to fund growth in our business.  Long-term debt as a percentage of total capitalization decreased 460 basis points to 35.1%.  We experienced decreased cash proceeds from the exercise of stock compensation awards.  Dividends declared were $0.56 per share and $0.54 per share during the nine months ended September 30, 2012 and 2011, respectively.

We have approximately $185.0 million of borrowing capacity available from our revolving credit facility as of September 30, 2012.  We are in compliance with the financial covenants related to the revolving credit facility as of the end of the period covered by this report.

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

Index

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

Item 6:	Exhibits

Exhibit
Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101	The following information from our Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i)	Condensed Consolidated Balance Sheets at September 30, 2012, and December 31, 2011,
(ii)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011,
(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011,
(iv)	Condensed Consolidated Statements of Changes in Equity for nine months ended September 30, 2012 and 2011,
(v)	Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2012 and 2011, and
(vi)	Notes to Condensed Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date: November 7, 2012	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date: November 7, 2012	/s/ Donald W. Pearson
Donald W. Pearson
Senior Vice President and Chief Financial Officer

Index

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101	The following information from our Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i)	Condensed Consolidated Balance Sheets at September 30, 2012, and December 31, 2011,
(ii)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011,
(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011,
(iv)	Condensed Consolidated Statements of Changes in Equity for nine months ended September 30, 2012 and 2011,
(v)	Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2012 and 2011, and
(vi)	Notes to Condensed Consolidated Financial Statements.