Form 10-K/A
period 2011-12-31
AMCOL INTERNATIONAL CORP
filed 2013-04-03
CIK 813621

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

Explanatory Note

AMCOL International Corporation (the “Company” or “AMCOL”) is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) in order to restate our audited financial statements for the fiscal years ended December 31, 2009, December 31, 2010 and December 31, 2011 as more fully described in Note 2 to the Consolidated Financial Statements contained in this Amendment No. 1. The Form 10-K/A also reports that we have determined that a material weakness in our internal controls over financial reporting existed as of December 31, 2011 and that our disclosure controls and procedures were not effective as of December 31, 2011.

The following Items of Part II are amended in the Form 10-K/A: Item 6. Selected Financial Data; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8. Financial Statements and Supplementary Data; and Item 9A. Controls and Procedures.  In addition, Part IV, Item 15.  Exhibits and Financial Statement Schedule is amended and restated.

In connection with the filing of this Form 10-K/A and pursuant to SEC rules, we are including currently dated certifications of our Chief Executive Officer and Chief Financial Officer.  This Form 10-K/A does not otherwise update or amend any other Items or Exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.

PART II

Item 6. Selected Financial Data

The following is selected financial data for the Company for each of the below annual periods ending December 31st.  As more fully described in Note 2 to the Consolidated Financial Statements contained in this Amendment No. 1, certain of the amounts presented below have been restated.

 SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2011	2010	2009	2008	2007
	Restated	Restated	Restated	Restated
Operations Data
Net sales	$943,796	$826,277	$687,485	$851,587	$720,992
Gross profit	252,317	214,185	184,291	219,201	193,153
Selling, general and administrative expenses	166,231	145,173	134,947	143,495	120,290
Operating profit	86,086	69,012	49,344	75,706	72,863
Net interest expense	(11,070)	(9,584)	(11,994)	(12,152)	(8,915)
Net other income (expense)	233	1,241	(315)	(5,543)	(1,133)
Pretax income	75,249	60,669	37,035	58,011	62,815
Income taxes	20,786	20,302	5,363	13,898	15,614
Income (loss) from affiliates and joint ventures	5,235	(10,997)	6	(21,714)	8,389
Income from continuing operations	59,698	29,370	31,678	22,399	55,590
Discontinued operations	(1,162)	(887)	259	1,862	1,140
Net income	58,536	28,483	31,937	24,261	56,730
Net income attributable to AMCOL shareholders	58,521	29,235	32,042	24,530	56,735
Per Share Data
Basic earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	1.89	0.97	1.03	0.75	1.84
Discontinued operations	(0.04)	(0.03)	0.01	0.06	0.04
Net income	1.85	0.94	1.04	0.81	1.88
Diluted earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	1.86	0.96	1.02	0.73	1.79
Discontinued operations	(0.04)	(0.03)	0.01	0.06	0.04
Net income	1.82	0.93	1.03	0.79	1.83
Dividends	0.72	0.72	0.72	0.68	0.60

Continued…

SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2011	2010	2009	2008	2007
	Restated	Restated	Restated	Restated
Shares Outstanding Data
End of period	31,728,969	31,032,791	30,773,908	30,437,984	30,093,828
Weighted average for the period-basic	31,708,949	31,178,813	30,764,282	30,445,882	30,164,697
Incremental impact of stock equivalents	436,824	368,778	269,432	543,751	794,724
Weighted average for the period-diluted	32,145,773	31,547,591	31,033,714	30,989,633	30,959,421
Balance Sheet Data (at end of period)
Current assets	$406,475	$355,074	$293,125	$371,304	$304,630
Net property and equipment	273,568	271,680	248,351	191,562	176,590
Other long-term assets	169,099	180,501	205,359	182,357	170,926
Total assets	849,142	807,255	746,835	745,223	652,146
Current liabilities	117,999	112,488	92,109	109,813	102,107
Long-term debt	260,670	235,668	207,017	256,821	164,232
Other long-term liabilities	75,587	65,040	72,170	51,147	33,157
Total equity	394,886	394,059	375,539	327,442	352,650
Other Statistics for Continuing Operations
Depreciation, depletion and amortization	$42,132	$36,342	$36,731	$34,057	$29,219
Capital expenditures	61,029	47,305	50,767	44,068	46,004
Capital expenditures - corporate building	-	-	9,651	16,672	7,050
Gross profit margin	26.7%	25.9%	26.8%	25.7%	26.8%
Operating profit margin	9.1%	8.4%	7.2%	8.9%	10.1%
Pretax profit margin	8.0%	7.3%	5.4%	6.8%	8.7%
Effective tax rate	27.6%	33.5%	14.5%	24.0%	24.9%
Net profit from continuing operations margin	6.3%	3.6%	4.6%	2.6%	7.7%
Return on average equity	14.8%	7.6%	9.1%	7.2%	17.5%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

●
Organic growth:  The central component of our growth strategy is expansion of our product lines and market presence.  We have a history of commitment to research and development activities directed at bringing innovative products to market.  We believe this approach to growth offers the best probability of achieving our long-term goals at the lowest risk.

●
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

●
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

●	Acquisitions: We continually seek to acquire complementary businesses, as appropriate, when we believe those businesses are fairly valued and fit into our growth strategy.

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

Our financial statements are based in part upon critical accounting policies that involve complex and subjective decisions and assessments.  Our senior management has discussed the development, selection and disclosure of these policies with the members of the Audit Committee of our Board of Directors.  We believe our selection of accounting policies has resulted in actual results approximating the estimated amounts in each respective area.  These policies are discussed below and also in Note 1 of the Notes to Consolidated Financial Statements.  The discussion which follows should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.

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

Accounting for Long Term Contracts

Our Environmental and Oilfield Services segments generate sales and revenues under long term contracts with customers.  Where applicable, these revenues and related costs are accounted for under the percentage of completion revenue recognition method whereby revenues are recognized as completion occurs, which can be generally measured by either the costs incurred in relation to the total expected costs to complete the contract or the amount of product installed in relation to the total amount expected to be installed.  In addition, we recognize losses on contracts in the period in which we first forecast a loss will occur on the overall contract.  This revenue recognition methodology requires that we continually update our estimates of costs to complete a contract.  Thus, our sales and revenues and related costs are subject to fluctuation depending on changes in estimates of the costs to complete a contract overall.

Results of Operations for the Three Years Ended December 31, 2011

The discussion below references the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data” and, as more fully described in Note 2 to the Consolidated Financial Statements contained in this Amendment No. 1, is based on amounts which have been restated.

Consolidated Income Statement Review

The following table compares our operating results for the past three years.

	Year Ended December 31,
Consolidated	2011 Restated	2010 Restated	2009 Restated	2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Continuing Operations
Net sales	$943,796	$826,277	$687,485	14.2%	20.2%
Cost of sales	691,479	612,092	503,194
Gross profit	252,317	214,185	184,291	17.8%	16.2%
margin %	26.7%	25.9%	26.8%
Selling, general and administrative expenses	166,231	145,173	134,947	14.5%	7.6%
Operating profit	86,086	69,012	49,344	24.7%	39.9%
margin %	9.1%	8.4%	7.2%
Other income (expense):
Interest expense, net	(11,070)	(9,584)	(11,994)	15.5%	-20.1%
Other, net	233	1,241	(315)	*	*
	(10,837)	(8,343)	(12,309)

Income before income taxes and income (loss) from affiliates and joint ventures	75,249	60,669	37,035
Income tax expense	20,786	20,302	5,363	2.4%	278.6%
Income before income (loss) from affiliates and joint ventures	54,463	40,367	31,672
Income (loss) from affiliates and joint ventures	5,235	(10,997)	6	*	*
Income from continuing operations	59,698	29,370	31,678

Discontinued Operations
Income (loss) on discontinued operations	(1,162)	(887)	259	*	*

Net income (loss)	58,536	28,483	31,937	105.5%	-10.8%

Net income (loss) attributable to noncontrolling interests	15	(752)	(105)	*	*

Net income attributable to AMCOL shareholders	58,521	29,235	32,042	100.2%	-8.8%
* Not meaningful

The following analysis comments on the significant fluctuations in our results for the past three years by material category.  The comments are organized in relation to our company’s overall results in general followed by a detailed discussion of these general comments as they relate to each segment individually and in detail.

Net sales

 The following tables detail components of consolidated 2011 and 2010 sales changes over their respective prior years:

2011 vs. 2010 Restated	Base Business	Acquisitions	Foreign Exchange	Total
Minerals and materials	6.8%	0.0%	0.5%	7.3%
Environmental	2.4%	0.1%	0.7%	3.2%
Oilfield services	4.7%	0.0%	0.3%	5.0%
Transportation & intersegment sales	-1.3%	0.0%	0.0%	-1.3%
Total	12.6%	0.1%	1.5%	14.2%
% of change	88.9%	0.7%	10.4%	100.0%

2010 vs. 2009 Restated	Base Business	Acquisitions	Foreign Exchange	Total
Minerals and materials	10.7%	0.0%	1.0%	11.7%
Environmental	2.8%	0.2%	0.3%	3.3%
Oilfield services	4.5%	0.0%	0.4%	4.9%
Transportation & intersegment sales	0.3%	0.0%	0.0%	0.3%
Total	18.3%	0.2%	1.7%	20.2%
% of change	90.6%	1.0%	8.4%	100.0%

Base or organic business represents operations owned for more than one year whereas acquisitions are those owned less than one year.  We did not make any significant acquisitions in the past three years.  Foreign exchange isolates the impact of currency changes over the prior-year period.

The impact of the 2008 – 2009 recession is evident in our revenue fluctuations as shown in the above tables.  As the global economic recovery was underway in 2010, sales increased organically in most of our segments.  The largest increase was in our minerals and materials segment, which significantly benefitted from increased sales of its metalcasting products, especially to those service customers supplying the automotive industry.  This growth continued into 2011 with approximately 47% of our consolidated revenue growth occurring in our metalcasting product line within our minerals and materials segment.  Growth in our oilfield services segment comprised approximately 35% of our overall revenue growth in 2011, notably due to growth in our coil tubing services.

The following table provides a comparison of consolidated sales by geographical region over the last three years:

	2011 Restated	2010 Restated	2009 Restated
Americas	62.5%	62.6%	63.7%
EMEA *	23.3%	22.5%	24.4%
Asia Pacific	14.2%	14.9%	11.9%
Total	100.0%	100.0%	100.0%

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

Gross profit

Approximately 80% of the increase in gross profits in 2011 results from increased sales.  As to the remaining increase, our minerals and materials segment incurred $5.7 million of unusual costs in 2010 associated with operational issues in our domestic personal care product line.  Excluding these unusual costs, 2010 gross margin would have been 26.6%, or roughly equivalent to the 26.7% gross margin in 2011.

Gross profit increased in 2010 due to the increase in sales.  The increase in gross margins in our minerals and materials segment, which suffered from the $5.7 million of unusual costs within our domestic personal care product line, was overshadowed by the decrease in margins in all of our other segments.

Selling, general, and administrative expenses (SG&A)

In 2011, SG&A expenses increased across all segments.  See each segment’s analysis and discussion of results later herein for further details.  In 2010, SG&A expenses increased mostly due to increased employee compensation and related expenses.  Amounts for 2010 also include $2.7 million of expenses associated with the retirement of our previous Chief Executive Officer.

Operating profit

In both 2011 and 2010, the increase in operating profit follows the increase in gross profit and was generated from organic growth as opposed to acquisitions or currency movements.  Operating profit in 2010 includes $6.3 million of unusual expenses in our domestic personal care business, as previously discussed, as well as $2.7 million of expenses associated with the retirement of our previous chief executive officer.  Excluding both of these expenses, operating profit margin in 2011 (9.1%) is not significantly different to 2010’s margin (9.4%).  Operating profit in 2010 increased over the 2009 amount due to the operating leverage; that is, the incremental sales were generated without commensurate increases in costs.

Net interest expense

Net interest expense increased in 2011 mostly due to increased average debt levels throughout the year.  As our business grew throughout the year, we increased our debt levels to fund the corresponding increases in working capital required to fuel that growth.  We had $247.3 million of average debt outstanding during 2011 at an average interest rate of 4.5%.

Net interest expense decreased in 2010 due to a decrease in average debt levels.  Average debt went from $237.0 million in 2009 to $221.1 million in 2010 while average interest rates decreased from 5.1% in 2009 to 4.3% in 2010.

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

Our effective income tax rate was 27.6%, 33.5%, and 14.5% in 2011, 2010, and 2009, respectively.  Our effective tax rate in 2011 is less than that in 2010 due to the fact that 2010 includes expenses of $3.4 million to reserve for income tax benefits in our foreign operations which may not be realized.

As compared to 2009, income tax expense in 2010 increased due to the previously mentioned $3.4 million reserve.  In addition, 2009 benefitted from the fact that a greater portion of our income was generated in our foreign operations, an approximate $3.4 million benefit, and the resolution to certain audit matters.  The resolution of these matters resulted in increased income taxes upon settlement (a $2.1 million increase in expense) and the elimination of a reserve for some uncertain tax matters (a $2.7 million benefit).

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

Excluding our investments in Russia and Belgium, we recorded income of $3.8 million, $3.1 million and $1.7 million from our affiliates and joint ventures in each of 2011, 2010 and 2009, respectively.  Income generated from these investments increased in each of 2010 and 2011 due to improved financial performance of our Japanese joint venture and our Mexican joint venture.  The Japanese venture has benefitted from the economic recovery in Japan in 2010 and increased sales of environmental segment related products after the tsunami in March 2011.  Our Mexican joint venture has experienced improved performance in its laundry care business.

Income (loss) on discontinued operations

In 2011, we sold our domestic contracting services business due to its continued poor financial performance.  The amounts reflected in Income (loss) from discontinued operations relate solely to these domestic operations, and, as of December 31, 2011, our Consolidated Balance Sheet includes a $5.7 million receivable owed to us as a result of the sale of these operations.

Net income attributable to AMCOL shareholders

The increase in net income attributable to AMCOL shareholders in 2011 is due to increased operating profit in our minerals and materials and oilfield services segments and increased income from affiliates and joint ventures.

The decreased income attributable to AMCOL shareholders in 2010 resulted from an increase in operating profit being offset by increased income tax expense and losses from joint ventures and affiliates.

Earnings per share (diluted)

Our weighted average number of shares of common stock and common stock equivalent shares outstanding  increased 1.9% in 2011 and 1.7% in 2010 due to exercises of stock compensation awards.  The increases have reduced our diluted earnings per share by $0.04 in 2011 and $0.01 in 2010.  The remaining fluctuations in our diluted earnings per share results from the changes in Net income attributable to AMCOL shareholders, as previously discussed.

Segment Reviews

The following discussions highlight the operating results for each of our five segments.  Unless otherwise stated, the fluctuations in operating profit and operating profit margin reflect the changes in gross profit, gross margin, and SG&A expenses.

Minerals and Materials Segment

	Year Ended December 31,
Minerals and Materials	2011 Restated		2010 Restated		2009 Restated		2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Net sales	$476,700	100.0%	$416,495	100.0%	$336,272	100.0%	14.5%	23.9%
Cost of sales	360,169	75.6%	320,375	76.9%	265,150	78.8%
Gross profit	116,531	24.4%	96,120	23.1%	71,122	21.2%	21.2%	35.1%
Selling, general and administrative expenses	49,387	10.4%	42,571	10.2%	37,429	11.1%	16.0%	13.7%
Operating profit	67,144	14.0%	53,549	12.9%	33,693	10.1%	25.4%	58.9%

Revenues Originating From- Minerals and Materials	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2011 Restated	59.8%	19.6%	20.6%	100.0%
2010 Restated	61.2%	18.4%	20.4%	100.0%
2009 Restated	63.0%	20.1%	16.9%	100.0%

Minerals and Materials Product Line Sales	Year Ended December 31,
	2011 Restated	2010 Restated	2009 Restated	2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Metalcasting	$251,565	196,663	$139,949	27.9%	40.5%
Specialty materials	105,800	107,287	97,989	-1.4%	9.5%
Pet products	56,208	61,971	66,441	-9.3%	-6.7%
Basic minerals	54,615	48,886	27,901	11.7%	75.2%
Other product lines	8,512	1,688	3,992	404.3%	-57.7%

Total	476,700	416,495	336,272

Overall trends

Revenues in our Asia-Pacific region continue to comprise a greater portion of our overall revenues due to growth in that region, especially China.  In addition, our chromite operations are experiencing strong revenue growth in 2011 given the nescient nature of these products – they increased $20.7 million in 2011 and account for the increase in EMEA revenues as a percentage of our total revenues.

Our metalcasting revenues increased each year from 2009 as we continue to see strong demand from the automobile and heavy equipment industries.  This is especially true in the USA and China, our two largest markets.  In addition, this product line includes sales of our core chromite products, which generated sales of $5.7 million, $9.1million, and $33.7 million in 2009, 2010, and 2011, respectively.

Our pet product sales have decreased in the three year period due mostly to two factors:   a $2.2 million decrease in bulk sales in 2010 and a $3.6 million decrease in sales to a large, big box retailer in 2011.  The bulk sales decreased due to price sensitivity from one of our customers after we increased our selling prices.  One of our big box retailers underwent an internal product re-launch and is also shifting its focus towards proprietary branded product rather than its private labeled product we supply. These events adversely affected our sales.

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

2011 vs. 2010

In 2011, our minerals and materials segment continued its strong performance from 2010 for largely the same reasons.  Sales increased in three of our product lines:  metalcastings by $54.9 million, basic minerals by $5.7 million (due to growth in our agriculture products), and other product lines by $6.8 million (due to increased sales of environmental segment products in Turkey).  We continued to raise selling prices around the world, but most significantly in the USA and Asia Pacific due to the strong demand for our metalcasting products.  Price increases accounted for approximately 13% of the increase in metalcasting sales. In addition, we increased our volumes as well, led by demand for new chromite product from our South Africa mine. Increased volume accounted for approximately 87% of the increase in metalcasting sales.

Our gross profits increased due to the increase in sales, and gross margins increased 130 basis points.  However, the 2010 gross margin was depressed due to the inclusion of $5.7 million of costs included within cost of sales that we believe were unusual and resulted from operational issues in our domestic personal care business.  Excluding this $5.7 million from 2010 results, gross margin would have been 24.4% in both 2010 and 2011.  The relatively stable gross margin reflects selling price increases, as previously noted, substantially offset by increases in production costs, such as fuel, transportation rates, and other raw materials.

SG&A expenses increased in 2011 to support the growth in business.  Approximately $2.8 million of the increase resulted from headcount, compensation and benefits increases, and $3.1 million of the amount resulted from increases in support functions and investments.

2010 vs. 2009

Our minerals and materials segment achieved strong performance in 2010 mostly due to our metalcasting business and growth in the Asia Pacific region.  Sales to the metalcasting market increased 41% in 2010 and comprise 71% of the total segment’s increase in revenues.  The increase results from increased demand for automobiles, heavy equipment, and related castings following the global economic recovery from the recession in 2008-2009.  Also, sales in the Asia Pacific region continue to benefit from investments we’ve made in that region; our basic minerals product line sales increased $21.0 million due to increased demand for drilling fluids for oil and gas well drilling.

The increase in sales led to the increase in gross profits.  Nearly all of the increase in metalcasting sales was due to increased volumes.  Given our emphasis on streamlining operations over the last several years, we were able to achieve these volumes with greater production efficiencies, leading to enhanced gross margins.  We did, however, have $5.7 million of costs included within cost of sales that we believe were unusual and resulted from operational issues in our domestic personal care business.

SG&A expenses increased due to increased employee headcount, employee compensation, and employee benefit expenses.

Environmental Segment

Environmental	Year Ended December 31,
	2011 Restated		2010 Restated		2009 Restated		2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Net sales	$251,907	100.0%	$225,544	100.0%	$202,511	100.0%	11.7%	11.4%
Cost of sales	177,982	70.7%	156,177	69.2%	133,649	66.0%
Gross profit	73,925	29.3%	69,367	30.8%	68,862	34.0%	6.6%	0.7%
Selling, general and administrative expenses	56,576	22.5%	48,920	21.7%	44,938	22.2%	15.7%	8.9%
Operating profit	17,349	6.8%	20,447	9.1%	23,924	11.8%	-15.2%	-14.5%

Revenues Originating From - Environmental	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2011 Restated	44.0%	48.0%	8.0%	100.0%
2010	44.9%	45.9%	9.2%	100.0%
2009 Restated	44.8%	47.4%	7.8%	100.0%

Environmental Product Line Sales	Year Ended December 31,
	2011 Restated	2010 Restated	2009 Restated	2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Lining technologies	$105,623	$111,075	$100,743	-4.9%	10.3%
Building materials	78,303	58,759	54,724	33.3%	7.4%
Contracting services	36,027	30,968	25,426	16.3%	21.8%
Drilling products	31,954	24,742	21,618	29.1%	14.5%

Total	251,907	225,544	202,511

2011 vs. 2010

Approximately 22% of the growth in revenues was derived from favorable foreign currency exchange rate movements, mostly between the USD and the PLN and GBP, with the remainder coming from organic growth.

Substantially all of the increase in our building materials product line revenues is due to increases in volume resulting from greater traction of sales within our distribution network as well as increased sales of polymer based products and associated ancillary products.  Our drilling product line also experienced strong revenue growth due to increased sales of value added, polymer based products and expansion into new geographic markets in Europe.  Contracting services revenue represents revenues earned overseas as we sold our domestic contracting services business in 2011; in the near future, we intend to reduce our footprint in our Irish contracting services product line by closing the facility providing those services.

Gross profits increased due to the increase in sales.  Gross profit margins, however, decreased 150 basis points due to increased production and raw material costs in addition to decreased profitability of jobs within our contracting services product line.  In the US, we experienced increased overhead costs as volumes decreased, thereby spreading the overhead costs amongst a smaller volume of products produced.  In Europe, resin costs increased to levels not seen in recent years and production costs increased as a result of the need to reduce the moisture content of minerals used in production.  In addition, the profitability of contracts in our contracting services product line deteriorated due to increased costs to complete our performance under these contracts.

SG&A expenses increased $7.7 million, most of which occurred in the US and Europe.  Approximately 13% of the total increase relates to fluctuations in foreign currency exchange rates between the USD and other European currencies.  In Europe, we recorded $2.3 million of bad debt expenses, approximately $1.2 of which was for a single contracting services customer in our Irish branch.  We also had $0.7 million of increased legal expenses.  In the US, employee compensation increased $1.6 million due to improved performance of our building materials and drilling product lines.  We also increased expenses by $0.9 million to expand our product lines, including establishing a presence in India.

2010 vs. 2009

Base business accounted for 84% of the increase in net sales.  Favorable foreign currency exchange rate movements, mostly of the U.S. dollar versus the Polish zloty and the British pound, and acquisitions split the remaining growth.

Although we do not believe the construction market has fully recovered, the growth in revenues in 2010 occurred across all product lines in response to increased construction activity and a general increase in economic activity.   In addition, we’ve also increased our contracting services presence in Europe by installing our products on job sites, especially as they relate to infrastructure projects.

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

SG&A expenses increased mostly due to increased costs associated with expanding our presence in Ireland and Poland.  Operating profit and operating margin decreased due to the decrease in gross profits and increased GS&A expenses.

Oilfield Services Segment

Oilfield Services	Year Ended December 31,
	2011 Restated		2010 Restated		2009 Restated		2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Net sales	$194,735	100.0%	$153,550	100.0%	$119,821	100.0%	26.8%	28.1%
Cost of sales	138,778	71.3%	110,681	72.1%	81,101	67.7%
Gross profit	55,957	28.7%	42,869	27.9%	38,720	32.3%	30.5%	10.7%
Selling, general and administrative expenses	34,731	17.8%	29,215	19.0%	26,459	22.1%	18.9%	10.4%
Operating profit	21,226	10.9%	13,654	8.9%	12,261	10.2%	55.5%	11.4%

Revenues Orginating From - Oilfield services	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2011 Restated	87.2%	4.4%	8.5%	100.0%
2010 Restated	84.1%	4.4%	11.4%	100.0%
2009	89.2%	3.3%	7.5%	100.0%

Overall trends

Our oilfield services segment is comprised of various product lines which differ in their proprietary technology, the demand for their services, and the location of where services are performed.  Our most value added services center around our proprietary water treatment technologies.  After the Deepwater Horizon oil spill (unrelated to our company) in April 2010, less oil well drilling activity has occurred in the Gulf of Mexico and thus the demand for our water treatment services has decreased.  As a result of the decrease for offshore services, many oilfield service providers relocated assets to onshore activities.  The onshore market for our services has been more competitive and thus this shift in customer assets decreased the pricing for our services due to increased competition.

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

We have typically entered our foreign markets by securing contracts and forming relationships with large exploration and production companies in a particular region, most recently in Brazil and Australia.  The fluctuations in revenue derived from our Asia Pacific region as a percentage of total revenues reflects the $5.5 million of revenues earned in our Australia facility from two large customer contracts that ended in 2010.

2011 vs. 2010

Approximately 60% of the increase in revenues occurred in our coil tubing services due to the growth in fracking jobs in the US shale regions, primarily in Texas and Louisiana where our services and equipment are based.  The remaining growth occurred primarily in our well testing services and pipeline services.  Well testing is benefitting from increased demand in the shale regions due to the growth in production there and an increase in offshore work as compared to the significantly depressed level of activity in the Gulf of Mexico in 2010 after the Horizon spill.  Pipeline services are benefitting from increased demand due to increased prices for oil.

Gross profits increased with the increase in revenues and gross margins increased slightly, reflective of the increased profitability of our foreign operations.

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

Gross profit increased due to the increased revenues and increased margins generated from our coil tubing operations.  Overall, however, our gross margins decreased due to decreases in our other service lines.  The decrease resulted from a decrease in revenues in our larger service offerings, such as filtration and well testing, which have a greater fixed cost structure.  In addition, 2010 had a decrease in the mix of services as revenues were less concentrated in higher profit businesses, such as our pipeline and filtration services, partly due to the drilling moratorium that existed for much of 2010 after the Horizon accident.  The last factor affecting the decrease in margins across other business lines was an increase in costs to service some customers in international markets.

SG&A expenses increased due to increased employee compensation and benefits as well as increased bad debt expenses.

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

Corporate Segment

Corporate	Year Ended December 31,
	2011 Restated	2010 Restated	2009 Restated	2011 vs. 2010	2010 vs. 2009
	(Dollars in Thousands)
Intersegment sales	$(33,659)	$(21,537)	$(17,761)
Intersegment cost of sales	(33,422)	(21,501)	(17,820)
Gross profit	(237)	(36)	59
Corporate selling, general and administrative expenses	21,637	21,032	22,756	2.9%	-7.6%
Operating loss	(21,874)	(21,068)	(22,697)

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

2011 vs. 2010

Excluding the $2.7 million of expenses incurred in 2010 for the retirement of our former Chief Executive Officer, SG&A expenses increased $3.3 million.  The increase relates to expenses incurred to address issues at our South African operations, increased expenses associated with overseeing strategic initiatives in our foreign operations, and increased infrastructure expenses to support our overall operations, such as new human resource management initiatives.

2010 vs. 2009

SG&A expenses in 2010 include approximately $2.7 million of costs associated with the retirement of our former Chief Executive Officer.  Excluding these expenses, SG&A costs decreased largely due to decreased employee benefit costs.

Consolidated Balance Sheet Review

The following paragraphs under this Consolidated Balance Sheet Review heading discuss the fluctuations in and balances of certain asset, liability and equity components of our Consolidated Balance Sheet as of December 31, 2011 as compared to the amounts as of December 31, 2010.

Our total assets increased by $41.9 million in 2011.  We increased our investment in non-cash working capital by $48.6 million due to increases in our inventory ($39.0 million) and accounts receivable ($14.6 million) to support our revenue growth.  We also increased our investment in property, plant and equipment, mostly in our oilfield services and minerals and materials segments, to help grow and maintain those businesses.  We funded these investments mainly through profits from our operations as well as additional borrowings on our revolving debt facility.

Of the $12.5 million decrease in our mineral rights assets, $2.6 million decrease relates to depletion and the remaining $9.9 million decrease reflects the decreased value, as opposed to decreased quantity, of chromite mineral rights stemming from the devaluation of the ZAR versus the USD, our reporting currency.

The $5.5 million increase in our investments and advances to joint ventures and affiliates primarily relates to advances we made to Ashapura Volclay Limited, one of our Indian investments, to provide necessary capital for expanded production capabilities.

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

Our accumulated other comprehensive income decreased $43.5 million, of which $24.1 million relates to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation.  The exchange rates between the USD and the functional currencies of several of our entities, including the ZAR and TRY, have fluctuated significantly, causing the majority of the decrease.  In addition, the other items included in our Statement of Other Comprehensive Income, such as unrealized losses on our available-for-sale securities, interest rate swaps, and pension related adjustments, accounted for an additional $19.4 million of the decrease, net of tax.

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

We may need additional debt or equity facilities in order to pursue acquisitions, when and if these opportunities become available, and we may or may not be able to obtain such facilities on terms substantially similar to our current facilities as discussed in Item 1A – Risk Factors of Form 10-K for fiscal year ended December 31, 2011.  Terms of any new facilities, especially interest rates or covenants, may be significantly different to those we currently have.

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

In periods of growth, such as in 2011 and 2010, our working capital levels increase a) as our receivables grow in response to increased sales and b) as we invest in incremental inventory levels to meet the growing demand for our products.    However in 2009, our working capital levels decreased as the economic recession weakened demand for our products.  Non-cash working capital was approximately $264.4 million and $215.8 million as of December 31, 2011 and 2010, respectively.  The current ratio (current assets divided by current liabilities) was 3.4-to-1 and 3.2-to-1 as of the end of 2011 and 2010, respectively.

Our cash flows from investing activities largely depend upon our levels of capital expenditures and acquisitions of new businesses.  Capital expenditures in 2011, 2010 and 2009 were $61.0 million, $47.3 million, and $60.4 million, respectively.  Capital expenditures included approximately $8.2 million and $14.9 million in 2011 and 2010, respectively, of expenditures in relation to our chromite operations in South Africa after having purchased a mine there in 2009.  Capital expenditures in 2009 included $23.0 million of expenditures to acquire the chromite mineral rights and begin constructing a plant there to process the chromite.  Excluding the expenditures relating to our South Africa operations, the majority of our remaining capital expenditure in all three years occurred in our oilfield services segment (to increase the size of our equipment fleet) and our minerals and materials segment (mostly for maintenance capital to ensure stability as the business experiences growth).

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

As of December 31, 2011, we had net outstanding debt (net of cash and cash equivalents) of $236.6 million versus $208.9 million at the end of the prior year.  Total long-term debt represented 40%, 37%, and 36% of total capitalization at December 31, 2011, 2010 and 2009, respectively.  We attempt to have a majority of our debt instruments contain fixed rates of interest; we achieve this partly through the use of interest rate swap derivatives.  As of December 31, 2011, 63% of our debt is fixed at an average interest rate of 5.48%; the remainder of our debt contains interest rates which vary mostly in response to changes in LIBOR.

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

See the Index to Financial Statements and Exhibits and Financial Statement Schedule in Part IV of this Form 10-K/A.  Such financial statements and schedule are incorporated herein by reference.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reevaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period and due to the material weakness in internal control over financial reporting outlined below in “Management’s Report on Internal Control Over Financial Reporting”, our disclosure controls and procedures were not effective as of December 31, 2011.  Notwithstanding the foregoing and for the periods presented, we believe the financial statements included within this report fairly present in all material respects the financial position and results of operations of the Company in conformity with generally accepted accounting principles in the United States.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation and due to the material weakness cited below, we conclude that our internal control over financial reporting was not effective as of December 31, 2011.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness we identified in our internal control over financial reporting specifically relates to inadequate financial oversight of the European operations within our Environmental segment, especially as it relate to the contracting services product line in which we began reducing our participation in 2011.  Specifically, our internal control over financial reporting did not provide sufficient financial review of these operations by our European leaders and gave certain tasks to employees unqualified to perform them.  These control weaknesses led to errors in our financial statements relating to accounting for inventories, long term customer contracts, and the recognition of bad debt expenses.  As more fully described in Note 2 to the Consolidated Financial Statements presented in this Form 10-K/A, these errors led to our restating the financial statements to correctly account for these items as presented in this Form 10-K/A for the annual periods ending December 31, 2009, 2010 and 2011.

Our independent registered public accounting firm has audited our internal control over financial reporting as of the end of the period covered by this report as stated in their report, which appears in Part IV of this Form 10-K/A.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Even before identification of the aforementioned material weakness in internal control over financial reporting and in the normal course of business, we had begun, during the fiscal year ending December 31, 2012, making improvements in our internal control over financial reporting.  These 2012 improvements included:
●
Created a new finance position – We created a new position titled Finance Director - EMEA.  This position reports to our Chief Financial Officer and consolidates all financial reporting responsibility for EMEA operations with one person whereas previously it resided with two people who reported to our European management.  A new individual was hired in 2012 to fulfill the responsibilities of this role, including exercising oversight and review of all our European operations.

●
Changed the reporting relationship of our accounting staff - In conjunction with the hiring of the new Finance Director - EMEA, we changed the reporting relationships of our finance and accounting staff such that they now report up through our Chief Financial Officer whereas they had previously reported up through their local country general managers.

●	Augmented our accounting staff - In addition to the Finance Director - EMEA position, we replaced and in some cases hired additional staff in our foreign operations, including Europe.
●
Increased oversight from our domestic accounting staff – Our domestic accounting staff made additional visits to our foreign operations, including those in Europe, to review their local accounting operations and the propriety of accounting for local transactions.  In addition, our domestic accounting staff instituted monthly telephonic reviews with our finance leaders worldwide to discuss the monthly financial results and other accounting matters relating to each subsidiary.  They also instituted quarterly analytical reviews of our foreign entities’ financial statements to vet those results before they are reviewed by our segment finance staff.

●
Formalized monthly financial reviews – We formalized and expanded monthly financial statement reviews between our finance and business management team members within all our subsidiaries wherein the discussions of financial results, initiatives, and action items are now documented in a monthly memo.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for each of the three years in the period ended December 31, 2011 have been restated to correct for errors described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMCOL International Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012, except for the effects of the material weakness described in the sixth paragraph as to which the date is April 3, 2013, expressed an adverse opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 29, 2012, except for Note 2, as to which the date is
April 3, 2013

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

In our report dated February 29, 2012, we expressed an unqualified opinion on internal control over financial reporting.  As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements.  Accordingly, management has revised its assessment about the effectiveness of the Company’s internal controls over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as expressed herein, is different from that expressed in our previous opinion.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the financial oversight of the European operations in the company’s Environmental segment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those consolidated financial statements and this report does not affect our report dated February 29, 2012, except for Note 2, as to which the date is April 3, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, AMCOL International Corporation and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

/s/  Ernst & Young LLP

Chicago, Illinois
February 29, 2012, except for the effects of the material weakness described in the sixth paragraph as to which the date is
April 3, 2013

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
ASSETS	2011 Restated	2010 Restated
Current assets:
Cash and cash equivalents	$24,116	$26,808
Accounts receivable	204,419	189,772
Inventories	144,310	105,284
Prepaid expenses	15,220	12,992
Deferred income taxes	4,099	5,533
Income taxes receivable	8,215	8,474
Other	6,096	6,211

Total current assets	406,475	355,074

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	12,103	10,875
Mineral rights	52,482	65,018
Depreciable assets	484,753	452,647
	549,338	528,540
Less: accumulated depreciation and depletion	275,770	256,860
	273,568	271,680

Goodwill	69,509	70,909
Intangible assets	36,871	41,869
Investment in and advances to affiliates and joint ventures	26,407	20,904
Available-for-sale securities	3,802	14,168
Deferred income taxes	8,098	9,147
Other assets	24,412	23,504
Total noncurrent assets	442,667	452,181
	849,142	807,255

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011 Restated	2010 Restated
Current liabilities:
Accounts payable	$56,451	$51,394
Accrued income taxes	2,296	5,308
Accrued liabilities	59,252	55,786
Total current liabilities	117,999	112,488

Noncurrent liabilities:
Long-term debt	260,670	235,668
Pension liabilities	34,840	21,338
Deferred compensation	8,927	9,006
Deferred income tax	12,672	16,254
Other long-term liabilities	19,148	18,442
Total noncurrent liabilities	336,257	300,708
Equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized; 32,015,771 shares issued in 2011 and 2010	320	320
Additional paid in capital	94,316	95,074
Retained earnings	314,278	278,519
Accumulated other comprehensive income (loss)	(14,719)	28,740
	394,195	402,653
Less:
Treasury stock (286,802 and 768,946 shares in 2011 and 2010, respectively)	3,426	8,945
Total AMCOL shareholders' equity	390,769	393,708
Noncontrolling interest	4,117	351
Total equity	394,886	394,059
	849,142	807,255

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011 Restated	2010 Restated	2009 Restated
Continuing Operations
Net sales	$943,796	$826,277	$687,485
Cost of sales	691,479	612,092	503,194
Gross profit	252,317	214,185	184,291
Selling, general and administrative expenses	166,231	145,173	134,947
Operating profit	86,086	69,012	49,344
Other income (expense):
Interest expense, net	(11,070)	(9,584)	(11,994)
Other, net	233	1,241	(315)
	(10,837)	(8,343)	(12,309)
Income before income taxes and income (loss) from affiliates and joint ventures	75,249	60,669	37,035
Income tax expense	20,786	20,302	5,363
Income before income (loss) from affiliates and joint ventures	54,463	40,367	31,672
Income (loss) from affiliates and joint ventures	5,235	(10,997)	6
Income (loss) from continuing operations	59,698	29,370	31,678

Discontinued Operations
Income (loss) on discontinued operations	(1,162)	(887)	259
Net income (loss)	58,536	28,483	31,937

Net income (loss) attributable to noncontrolling interests	15	(752)	(105)

Net income (loss) attributable to AMCOL shareholders	58,521	29,235	32,042

See accompanying notes to consolidated financial statements.

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011 Restated	2010 Restated	2009 Restated
Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share
Continuing operations	$1.88	$0.97	$1.03
Discontinued operations	(0.04)	(0.03)	0.01
Net income	1.84	0.94	1.04

Diluted earnings (loss) per share
Continuing operations	$1.86	$0.96	$1.02
Discontinued operations	(0.04)	(0.03)	0.01
Net income	1.82	0.93	1.03

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$59,683	$30,122	$31,783
Discontinued operations, net of tax	(1,162)	(887)	259
Net income	58,521	29,235	32,042

Dividends declared per share	0.72	0.72	0.72

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2011 Restated	2010 Restated	2009 Restated	2011 Restated	2010 Restated	2009 Restated	2011 Restated	2010 Restated	2009 Restated
	Total			AMCOL Shareholders			Noncontrolling Interest
Net income (loss)	$58,536	$28,483	$31,937	$58,521	$29,235	$32,042	$15	$(752)	$(105)
Other comprehensive income (loss) -
Pension adjustment	(13,502)	(401)	5,736	(13,502)	(401)	5,736	-	-	-
Tax benefit (expense)	4,985	160	(2,226)	4,985	160	(2,226)	-	-	-

Unrealized gain (loss) on interest rate swap agreement	(2,373)	(3,584)	2,915	(2,373)	(3,584)	2,915	-	-	-
Tax benefit (expense)	889	1,320	(1,136)	889	1,320	(1,136)	-	-	-

Unrealized gain (loss) on available-for-sale securities	(10,366)	(11,395)	24,265	(10,366)	(11,395)	24,265	-	-	-
Tax benefit (expense)	1,022	4,119	(5,141)	1,022	4,119	(5,141)	-	-	-

Foreign currency translation adjustment	(24,856)	7,458	12,796	(24,114)	6,518	12,423	(742)	940	373

Total other comprehensive income (loss)	(44,201)	(2,323)	37,209	(43,459)	(3,263)	36,836	(742)	940	373
Comprehensive income (loss)	14,335	26,160	69,146	15,062	25,972	68,878	(727)	188	268

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In thousands, except share and per share amounts)

	AMCOL Shareholders
	Common Stock				Accumulated
					Other
	Number	Amount	Additional		Comprehensive
	of		Paid-in	Retained	Income	Treasury	Noncontrolling	Total
	Shares		Capital	Earnings	(Loss)	Stock	Interest	Equity
Balance at December 31, 2008 (previously reported)	32,015,771	$320	$86,350	$262,453	$(4,721)	$(18,196)	2,149	328,355

Cumulative effect of restatement on prior years (see Note 2)				(801)	(112)			(913)

Balance at December 31, 2008 (restated)	32,015,771	320	86,350	261,652	(4,833)	(18,196)	2,149	327,442
Net income (loss) (restated)				32,042			(105)	31,937
Cash dividends ($0.72 per share)				(22,052)				(22,052)
Issuance of 335,924 treasury shares pursuant shares pursuant to stock compensation plans and acquisitions			(282)			3,819		3,537
Tax benefit from employee stock compensation plans			730					730
Vesting of common stock in connection with employee stock compensation plans			2,570					2,570
Purchase of noncontrolling interest shares			(4,538)				(990)	(5,528)
Other (restated)							(306)	(306)
Other Comprehensive income (loss) (restated)					36,836		373	37,209

Balance at December 31, 2009 (restated)	32,015,771	320	84,830	271,642	32,003	(14,377)	1,121	375,539
Net income (loss) (restated)				29,235			(752)	28,483
Cash dividends ($0.72 per share)				(22,358)				(22,358)
Issuance of 472,917 treasury shares pursuant to employee stock compensation plans			2,723			5,432		8,155
Tax benefit from employee stock compensation plans			285					285
Vesting of common stock in connection with employee stock compensation plans			4,535					4,535
Purchase of noncontrolling interest shares			2,701					2,701
Deconsolidation of variable interest entity (restated)							(958)	(958)
Other Comprehensive income (loss) (restated)					(3,263)		940	(2,323)

Balance at December 31, 2010 (restated)	32,015,771	320	95,074	278,519	28,740	(8,945)	351	394,059
Net income (loss) (restated)				58,521			15	58,536
Cash dividends ($0.72 per share)				(22,762)				(22,762)
Issuance of 482,144 treasury shares pursuant to employee stock compensation plans			2,569			5,519		8,088
Tax benefit from employee stock compensation plans			593					593
Vesting of common stock in connection with employee stock compensation plans			4,885					4,885
Purchase of noncontrolling interest (restated)			(5,402)				(300)	(5,702)
Sale of subsidiary shares to noncontrolling interest			(3,403)		(1,390)		4,793	0
Other Comprehensive income (loss) (restated)					(42,069)		(742)	(42,811)

Balance at December 31, 2011 (restated)	32,015,771	$320	$94,316	$314,278	$(14,719)	$(3,426)	$4,117	394,886

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011 Restated	2010 Restated	2009 Restated
Cash flow from operating activities:
Net income (loss)	$58,536	$28,483	$31,937
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	42,132	36,342	36,731
Undistributed losses (earnings) from affiliates and joint ventures	(3,599)	11,490	800
Increase (decrease) in allowance for doubtful accounts	5,058	301	438
Decrease (increase) in deferred income taxes	6,763	5,205	2,554
Tax benefit from employee stock plans	593	285	730
(Gain) loss on sale of depreciable assets	(807)	214	(422)
Impairment charge	110	1,045	1,980
Stock compensation expense	4,885	4,535	2,570
Excess tax benefits on stock option exercises	(716)	(436)	(639)
Other	612	(382)	(659)

(Increase) decrease in current assets, net of effects of acquisitions:
Accounts receivable	(37,153)	(45,654)	39,766
Income taxes receivable	245	(6,751)	1,636
Inventories	(46,140)	(11,262)	26,400
Prepaid expenses	(3,614)	3,194	(400)
Other assets	(59)	0	0
Increase (decrease) in current liabilities, net of effects of acquisitions:
Accounts payable	9,952	12,561	(1,149)
Accrued liabilities and income taxes	4,428	9,186	(10,210)
(Increase) decrease in other noncurrent assets	(643)	(4,388)	(8,132)
Increase (decrease) in other noncurrent liabilities	(1,315)	4,302	(1,564)
Net cash provided by operating activities	39,268	48,270	122,367

Cash flow from investing activities:
Proceeds from sale of depreciable assets	1,913	841	2,988
Proceeds from sale of corporate building	-	-	9,651
Capital expenditures	(61,029)	(47,305)	(50,767)
Capital expenditures - corporate building	-	-	(9,651)
Investments in and advances to affiliates and joint ventures	(2,933)	(2,722)	(1,387)
Proceeds from sale of interests in affliates and businesses	6,211	-	-
Acquisition of businesses, net of cash acquired	-	(400)	(650)
Receipts from (advances to) Chrome Corp	-	-	6,000
Other	1,666	847	(216)
Net cash used in investing activities	(54,172)	(48,739)	(44,032)
Cash flow from financing activities:
Proceeds from issuance of debt	1,344,967	1,228,952	540,139
Principal payments of debt	(1,319,673)	(1,201,281)	(592,486)
Purchase of noncontrolling interest	-	(11,873)	-
Proceeds from exercise of stock awards	8,091	5,346	2,500
Excess tax benefits on stock option exercises	716	436	639
Dividends	(22,762)	(22,358)	(22,052)
Net cash provided by (used in) financing activities	11,339	(778)	(71,260)
Effect of foreign currency rate changes on cash	873	386	1,153
Net increase (decrease) in cash and cash equivalents	(2,692)	(861)	8,228
Cash and cash equivalents at the beginning of the year	26,808	27,669	19,441
Cash and cash equivalents at end of the year	24,116	26,808	27,669
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$9,798	$9,223	$12,281
Income taxes, net	$9,610	$18,843	$2,506

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Segments

The composition of consolidated revenues by segment is as follows:

	Percentage of Net Sales
	2011 Restated	2010 Restated	2009 Restated
Minerals and materials	51%	50%	49%
Environmental	27%	27%	29%
Oilfield services	21%	19%	17%
Transportation	6%	6%	7%
Intersegment sales	-5%	-2%	-2%
	100%	100%	100%

Further descriptions of our products, principal markets and the relative significance of our segment operations are included in Note 3.

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

Revenue Recognition

We recognize revenue from sales of products when title passes to the customer, the customer assumes the risks and rewards of ownership, and collectibility is reasonably assured; generally, this occurs when we ship product to customers.  We record allowances for discounts, rebates, and estimated returns at the time of sale and report these as reductions to revenue.  We generate some sales through independent, third-party representatives.  We record these sales as revenue and the commission paid to the representative as an expense within selling, general and administrative expenses.

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

We record revenue from long-term construction contracts using the percentage-of-completion method.  Progress is generally based upon costs incurred to date as compared to the total estimated costs to complete the work under the contract or the amount of product installed in relation to the total amount expected to be installed.  All known or anticipated losses on contracts are provided when they become evident.  Cost adjustments that are in the process of being negotiated with customers for extra work or changes in scope of work are included in revenue when collection is reasonably assured.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

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
(In millions, except share and per share amounts)

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
(In millions, except share and per share amounts)

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

(2)	Correction of Errors in Previously Reported Financial Statements

We have restated our previously issued financial statements for the periods prior to and including the twelve months ended December 31, 2011 to correct for certain errors which decreased net income available to AMCOL shareholders by $5.3.  Although there were several errors across various categories, we have summarized the errors and quantified the amount by which they increased (decreased) net income available to AMCOL shareholders into the following categories:
●	Spain - $2.5 decrease for errors associated with accounting for inventory and other items in our environmental segment’s Spanish operations;
●	Poland - $1.8 decrease relating to inaccuracies in the accounting for long term contracts and bad debts in our environmental segment’s Polish operations;

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

●	South Africa - $0.8 decrease for errors related to the accounting for the acquisition of mineral rights in our minerals and materials segment’s chromite operations in South Africa;
●	Tax - $0.1 decrease resulting largely from inaccuracies in the accounting for income tax expense in our international operations;
●
Malaysia - $0.3 increase resulting from correcting errors in our oilfield services segment’s Malaysian operations, largely relating to improper recognition of expenses and errors in accounting for revenues;

●	DongMing – adjustments to correct errors made in accounting for accounts payable in this China subsidiary within our minerals and materials segment; and
●	$0.4 decrease for other insignificant errors we have aggregated together.

Adjustments by category and increase (decrease) to Net income available to AMCOL sharesholders attributable to each category	Prior to	Twelve Months Ended December 31,
	2009	2009	2010	2011	Total
Spain	$-	$(0.8)	$(0.6)	$(1.1)	$(2.5)
Poland		(0.3)	(0.3)	(1.2)	(1.8)
South Africa	-	(0.3)	-	(0.5)	(0.8)
Tax	(0.5)	(0.5)	(0.6)	1.5	(0.1)
Malaysia	-	-	(0.4)	0.7	0.3
DongMing	0.2	0.1	0.2	(0.5)	-
Other	(0.4)	(1.0)	0.5	0.5	(0.4)

Total	$(0.7)	$(2.8)	$(1.2)	$(0.6)	$(5.3)

Corrections to annual periods ended December 31, 2009, December 31, 2010 and 2011 and as of December 31, 2010 and 2011

The effect of correcting these errors on our condensed consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011 is as follows:

	Year Ended December 31, 2009
	Previously Reported	Adjustments							As Adjusted
		Spain	Poland	South Africa	Tax	DongMing	Other	Total

Continuing Operations
Net sales	$691.9	$-	$(0.1)	$-	$-	$-	$(4.3)	$(4.4)	$687.5
Cost of sales	505.6	0.7	0.2	0.5	-	-	(3.8)	(2.4)	503.2
Gross profit	186.3	(0.7)	(0.3)	(0.5)	-	-	(0.5)	(2.0)	184.3
Selling, general and administrative expenses	133.4	0.3		0.1		(0.1)	1.3	1.6	135.0
Operating profit	52.9	(1.0)	(0.3)	(0.6)	-	0.1	(1.8)	(3.6)	49.3
Other income (expense):
Interest expense, net	(12.2)	-	-	-	-	-	0.2	0.2	(12.0)
Other, net	(0.9)	-	-	-	-	-	0.6	0.6	(0.3)
	(13.1)	-	-	-	-	-	0.8	0.8	(12.3)
Income before income taxes and income (loss) from affiliates and joint ventures	39.8	(1.0)	(0.3)	(0.6)	-	0.1	(1.0)	(2.8)	37.0
Income tax expense (benefit)	5.3	(0.2)		(0.1)	0.5	-	(0.1)	0.1	5.4
Income before income (loss) from affiliates and joint ventures	34.5	(0.8)	(0.3)	(0.5)	(0.5)	0.1	(0.9)	(2.9)	31.6
Income (loss) from affiliates and joint ventures	0.1						(0.1)	(0.1)	-
Income (loss) from continuing operations	34.6	(0.8)	(0.3)	(0.5)	(0.5)	0.1	(1.0)	(3.0)	31.6

Discontinued Operations
Income (loss) on discontinued operations	0.3	-	-	-	-	-	-	-	0.3
Net income (loss)	34.9	(0.8)	(0.3)	(0.5)	(0.5)	0.1	(1.0)	(3.0)	31.9

Net income (loss) attributable to noncontrolling interests	0.1	-	-	(0.2)	-	-	-	(0.2)	(0.1)
Net income (loss) attributable to AMCOL shareholders	$34.8	$(0.8)	$(0.3)	$(0.3)	$(0.5)	$0.1	$(1.0)	$(2.8)	$32.0

Weighted average common shares outstanding	30.8							30.8	30.8
Weighted average common and common equivalent shares outstanding	31.0							31.0	31.0

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$34.5							$(2.8)	$31.7
Discontinued operations, net of tax	0.3							-	0.3
Net income	$34.8							$(2.8)	$32.0

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.12							$(0.09)	$1.03
Discontinued operations	0.01							-	0.01
Net income	$1.13							$(0.09)	$1.04

Diluted earnings (loss) per share:
Continuing operations	$1.11							$(0.09)	$1.02
Discontinued operations	0.01							-	0.01
Net income	$1.12							$(0.09)	$1.03

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	Year Ended December 31, 2010
	Previously Reported	Adjustments								As Adjusted
		Spain	Poland	South Africa	Tax	Malaysia	DongMing	Other	Total
Continuing Operations
Net sales	$841.0	$-	$(0.1)	$-	$-	$(0.6)	$-	$(14.0)	$(14.7)	$826.3
Cost of sales	624.1	0.6	0.1					(12.7)	(12.0)	612.1
Gross profit	216.9	(0.6)	(0.2)	-	-	(0.6)	-	(1.3)	(2.7)	214.2
Selling, general and administrative expenses	146.9		0.1	(0.1)			(0.3)	(1.4)	(1.7)	145.2
Operating profit	70.0	(0.6)	(0.3)	0.1	-	(0.6)	0.3	0.1	(1.0)	69.0
Other income (expense):
Interest expense, net	(9.7)							0.1	0.1	(9.6)
Other, net	1.2							0.1	0.1	1.3
	(8.5)	-	-	-	-	-	-	0.2	0.2	(8.3)
Income before income taxes and income (loss) from affiliates and joint ventures	61.5	(0.6)	(0.3)	0.1	-	(0.6)	0.3	0.3	(0.8)	60.7
Income tax expense (benefit)	19.4			0.1	0.6	(0.2)	0.1	0.3	0.9	20.3
Income before income (loss) from affiliates and joint ventures	42.1	(0.6)	(0.3)	-	(0.6)	(0.4)	0.2	0.0	(1.7)	40.4
Income (loss) from affiliates and joint ventures	(11.3)							0.3	0.3	(11.0)
Income (loss) from continuing operations	30.8	(0.6)	(0.3)	-	(0.6)	(0.4)	0.2	0.3	(1.4)	29.4

Discontinued Operations
Income (loss) on discontinued operations	(0.9)							-	-	(0.9)
Net income (loss)	29.9	(0.6)	(0.3)	-	(0.6)	(0.4)	0.2	0.3	(1.4)	28.5

Net income (loss) attributable to noncontrolling interests	(0.5)							(0.2)	(0.2)	(0.7)
Net income (loss) attributable to AMCOL shareholders	$30.4	$(0.6)	$(0.3)	$-	$(0.6)	$(0.4)	$0.2	$0.5	$(1.2)	$29.2

Weighted average common shares outstanding	31.2								31.2	31.2
Weighted average common and common equivalent shares outstanding	31.5								31.5	31.5

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$31.3								$(1.2)	$30.1
Discontinued operations, net of tax	(0.9)								-	(0.9)
Net income	$30.4								$(1.2)	$29.2

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.00								$(0.03)	$0.97
Discontinued operations	(0.03)								-	(0.03)
Net income	$0.97								$(0.03)	$0.94

Diluted earnings (loss) per share:
Continuing operations	$0.99								$(0.04)	$0.96
Discontinued operations	(0.03)								-	(0.03)
Net income	$0.96								$(0.04)	$0.93

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	Year Ended December 31, 2011
	Previously Reported	Adjustments								As Adjusted
		Spain	Poland	South Africa	Tax	Malaysia	DongMing	Other	Total

Continuing Operations
Net sales	$942.4	$-	$-	$-	$-	$0.6	$-	$0.8	$1.4	$943.8
Cost of sales	689.5	1.2	0.6	0.3	-	-	-	(0.2)	1.9	691.4
Gross profit	252.9	(1.2)	(0.6)	(0.3)	-	0.6	-	1.0	(0.5)	252.4
Selling, general and administrative expenses	165.2	0.1	0.6	-	-	(0.2)	0.7	(0.1)	1.1	166.3
Operating profit	87.7	(1.3)	(1.2)	(0.3)	-	0.8	(0.7)	1.1	(1.6)	86.1
Other income (expense):
Interest expense, net	(11.5)		-	-	-	-	-	0.5	0.5	(11.0)
Other, net	0.2		-	-	-	-	-	-	-	0.2
	(11.3)	-	-	-	-	-	-	0.5	0.5	(10.8)
Income before income taxes and income (loss) from affiliates and joint ventures	76.4	(1.3)	(1.2)	(0.3)	-	0.8	(0.7)	1.6	(1.1)	75.3
Income tax expense (benefit)	21.8	(0.2)	-	0.3	(1.8)	0.1	(0.2)	0.8	(1.0)	20.8
Income before income (loss) from affiliates and joint ventures	54.6	(1.1)	(1.2)	(0.6)	1.8	0.7	(0.5)	0.8	(0.1)	54.5
Income (loss) from affiliates and joint ventures	5.5	-	-	-	(0.3)	-	-	-	(0.3)	5.2
Income (loss) from continuing operations	60.1	(1.1)	(1.2)	(0.6)	1.5	0.7	(0.5)	0.8	(0.4)	59.7

Discontinued Operations
Income (loss) on discontinued operations	(0.9)	-	-	-	-	-	-	(0.3)	(0.3)	(1.2)
Net income (loss)	59.2	(1.1)	(1.2)	(0.6)	1.5	0.7	(0.5)	0.5	(0.7)	58.5

Net income (loss) attributable to noncontrolling interests	0.1	-	-	(0.1)	-	-	-	-	(0.1)	-
Net income (loss) attributable to AMCOL shareholders	$59.1	$(1.1)	$(1.2)	$(0.5)	$1.5	$0.7	$(0.5)	$0.5	$(0.6)	$58.5

Weighted average common shares outstanding	31.7								31.7	31.7
Weighted average common and common equivalent shares outstanding	32.1								32.1	32.1

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$60.0								$(0.3)	$59.7
Discontinued operations, net of tax	(0.9)								(0.3)	(1.2)
Net income	$59.1								$(0.6)	$58.5

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$1.89								$(0.01)	$1.88
Discontinued operations	(0.03)								(0.01)	(0.04)
Net income	$1.86								$(0.02)	$1.84

Diluted earnings (loss) per share:
Continuing operations	$1.87								$(0.01)	$1.86
Discontinued operations	(0.03)								(0.01)	(0.04)
Net income	$1.84								$(0.02)	$1.82

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

The effect of correcting these errors in our condensed consolidated balance sheets as of December 31, 2010 and 2011 is as follows:

	December 31, 2010
ASSETS	Previously Reported	Adjustments								As Adjusted
		Spain	Poland	South Africa	Tax	Malaysia	DongMing	Other	Total
Current assets:
Cash and cash equivalents	$27.3	$-	$-	$-	$-	$-	$-	$(0.5)	$(0.5)	$26.8
Accounts receivable, net	194.0	(0.4)	(0.3)			(1.1)		(2.4)	(4.2)	189.8
Inventories	107.5	(1.0)						(1.2)	(2.2)	105.3
Prepaid expenses	12.6							0.4	0.4	13.0
Deferred income taxes	5.5							-		5.5
Income tax receivable	8.5							-		8.5
Other	6.2							-		6.2
Total current assets	361.6	(1.4)	(0.3)	-	-	(1.1)	-	(3.7)	(6.5)	355.1

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	11.6							(0.7)	(0.7)	10.9
Mineral rights	51.4			13.6				-	13.6	65.0
Depreciable assets	454.4							(1.8)	(1.8)	452.6
	517.4	-	-	13.6	-	-	-	(2.5)	11.1	528.5
Less: accumulated depreciation and depletion	256.9							-	-	256.9
	260.5	-	-	13.6	-	-	-	(2.5)	11.1	271.6

Goodwill	70.9									70.9
Intangible assets, net	42.6							(0.7)	(0.7)	41.9
Investment in and advances to affiliates and joint ventures	19.0							1.9	1.9	20.9
Available-for-sale securities	14.2							-		14.2
Deferred income taxes	7.6			1.6				-	1.6	9.2
Other assets	22.7					0.5		0.3	0.8	23.5
Total noncurrent assets	437.5	-	-	15.2	-	0.5	-	(1.0)	14.7	452.2
Total Assets	$799.1	$(1.4)	$(0.3)	$15.2	$-	$(0.6)	$-	$(4.7)	$8.2	$807.3

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	December 31, 2010
LIABILITIES AND SHAREHOLDERS' EQUITY	Previously Reported	Adjustments								As Adjusted
		Spain	Poland	South Africa	Tax	Malaysia	DongMing	Other	Total
Current liabilities:
Accounts payable	$53.2	$-		$-		$-	$(0.7)	$(1.1)	$(1.8)	$51.4
Accrued income taxes	4.1	(0.1)			1.5	(0.2)	0.2	(0.2)	1.2	5.3
Accrued liabilities	55.2	0.1	0.3					0.2	0.6	55.8
Total current liabilities	112.5	-	0.3	-	1.5	(0.2)	(0.5)	(1.1)	-	112.5

Noncurrent liabilities:
Long-term debt	236.2							(0.5)	(0.5)	235.7
Pension liabilities	21.3							-		21.3
Deferred compensation	8.7							0.3	0.3	9.0
Deferred income tax	0.4			15.8	0.1			-	15.9	16.3
Other long-term liabilities	19.6							(1.1)	(1.1)	18.5
Total noncurrent liabilities	286.2	-	-	15.8	0.1	-	-	(1.3)	14.6	300.8

Shareholders' Equity:
Common stock	0.3							-		0.3
Additional paid in capital	95.1							-		95.1
Retained earnings	283.2	(1.4)	(0.6)	(0.3)	(1.6)	(0.4)	0.5	(0.9)	(4.7)	278.5
Accumulated other comprehensive income (loss)	28.9			(0.1)				(0.1)	(0.2)	28.7
Less: Treasury stock	8.9							-		8.9
Total AMCOL shareholders' equity	398.6	(1.4)	(0.6)	(0.4)	(1.6)	(0.4)	0.5	(1.0)	(4.9)	393.7

Noncontrolling interest	1.8			(0.2)				(1.3)	(1.5)	0.3

Total equity	400.4	(1.4)	(0.6)	(0.6)	(1.6)	(0.4)	0.5	(2.3)	(6.4)	394.0
Total Liabilities and Shareholders' Equity	$799.1	$(1.4)	$(0.3)	$15.2	$-	$(0.6)	$-	$(4.7)	$8.2	$807.3

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	December 31, 2011
ASSETS	Previously Reported	Adjustments								As Adjusted
		Spain	Poland	South Africa	Tax	Malaysia	DongMing	Other	Total
Current assets:
Cash and cash equivalents	$23.7	$-	$-	$-	$-	$-	$-	$0.4	$0.4	$24.1
Accounts receivable, net	206.8	(1.6)	(0.9)			(0.7)		0.8	(2.4)	204.4
Inventories	146.6	(1.8)		0.2				(0.7)	(2.3)	144.3
Prepaid expenses	15.7							(0.5)	(0.5)	15.2
Deferred income taxes	5.9				(1.8)			-	(1.8)	4.1
Income tax receivable	6.9				1.3			-	1.3	8.2
Other	6.7							(0.5)	(0.5)	6.2
Total current assets	412.3	(3.4)	(0.9)	0.2	(0.5)	(0.7)	-	(0.5)	(5.8)	406.5

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	13.9							(1.8)	(1.8)	12.1
Mineral rights	41.9			10.6				-	10.6	52.5
Depreciable assets	482.3							2.4	2.4	484.7
	538.1	-	-	10.6	-	-	-	0.6	11.2	549.3
Less: accumulated depreciation and depletion	275.5							0.3	0.3	275.8
	262.6	-	-	10.6	-	-	-	0.3	10.9	273.5

Goodwill	69.5									69.5
Intangible assets, net	36.6							0.3	0.3	36.9
Investment in and advances to affiliates and joint ventures	26.4							-		26.4
Available-for-sale securities	3.8							-		3.8
Deferred income taxes	7.8			0.7	(0.4)			-	0.3	8.1
Other assets	23.7					0.7		-	0.7	24.4
Total noncurrent assets	430.4	-	-	11.3	(0.4)	0.7	-	0.6	12.2	442.6
Total Assets	$842.7	$(3.4)	$(0.9)	$11.5	$(0.9)	$-	$-	$0.1	$6.4	$849.1

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	December 31, 2011
LIABILITIES AND SHAREHOLDERS' EQUITY	Previously Reported	Adjustments								As Adjusted
		Spain	Poland	South Africa	Tax	Malaysia	DongMing	Other	Total
Current liabilities:
Accounts payable	$56.4	$-	$-	$-	$-	$-	$-	$0.1	$0.1	$56.5
Accrued income taxes	2.7	(0.3)			-			(0.1)	(0.4)	2.3
Accrued liabilities	59.0	(0.8)	0.7			(0.3)		0.6	0.2	59.2
Total current liabilities	118.1	(1.1)	0.7	-	-	(0.3)	-	0.6	(0.1)	118.0

Noncurrent liabilities:
Long-term debt	260.7							-		260.7
Pension liabilities	34.8							-		34.8
Deferred compensation	8.9							-		8.9
Deferred income tax	0.8			12.6	(0.8)	-		0.1	11.9	12.7
Other long-term liabilities	19.2							(0.1)	(0.1)	19.1
Total noncurrent liabilities	324.4	-	-	12.6	(0.8)	-	-	-	11.8	336.2

Shareholders' Equity:
Common stock	0.3							-		0.3
Additional paid in capital	94.5			(0.2)				-	(0.2)	94.3
Retained earnings	319.6	(2.5)	(1.8)	(0.8)	(0.1)	0.3	-	(0.4)	(5.3)	314.3
Accumulated other comprehensive income (loss)	(15.0)	0.2	0.2					(0.1)	0.3	(14.7)
Less: Treasury stock	3.4							-		3.4
Total AMCOL shareholders' equity	396.0	(2.3)	(1.6)	(1.0)	(0.1)	0.3	-	(0.5)	(5.2)	390.8

Noncontrolling interest	4.2			(0.1)				-	(0.1)	4.1

Total equity	400.2	(2.3)	(1.6)	(1.1)	(0.1)	0.3	-	(0.5)	(5.3)	394.9
Total Liabilities and Shareholders' Equity	$842.7	$(3.4)	$(0.9)	$11.5	$(0.9)	$-	$-	$0.1	$6.4	$849.1

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	Year Ended December 31, 2011
	Previously reported	Adjustments	As Adjusted

Net cash provided by (used in) operating activities	$38.6	$0.7	$39.3
Net cash (used in) investing activities	(54.7)	0.5	(54.2)
Net cash provided by (used in) financing activities	11.6	(0.3)	11.3
Effect of foreign currency rate changes on cash	0.9	-	0.9
Net increase (decrease) in cash and cash equivalents	(3.6)	0.9	(2.7)
Cash and cash equivalents at beginning of period	27.3	(0.5)	26.8
Cash and cash equivalents at end of period	$23.7	$0.4	$24.1

With regards to our consolidated statement of comprehensive income for the year ended December 31, 2009, correcting these errors reduced total comprehensive income by $3.0 resulting from the $3.0 decrease to net income as previously discussed.

With regards to our consolidated statement of comprehensive income for the year ended December 31, 2010, correcting these errors reduced total comprehensive income by $1.2, reflecting the $1.4 decrease to net income as previously discussed in addition to $0.2 of income resulting from the foreign currency translation effect of these errors.

With regards to our consolidated statement of comprehensive income for the year ended December 31, 2011, correcting these errors reduced total comprehensive income by $0.2, reflecting the $0.7 decrease to net income as previously discussed in addition to $0.5 of income resulting from the foreign currency translation effect of these errors.

With regards to our consolidated statements of equity, our retained earnings at January 1, 2009 decreased by $0.8 resulting from the decrease to net income for the years prior to 2009.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(3)	Segment, Geographic, and Market Information

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
•
Corporate – intersegment sales are eliminated in our corporate segment.  These are most notably sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments.  Corporate segment also includes expenses associated with certain research and development, management, benefits and information technology activities.

Segment assets are those assets used within each segment.  Corporate assets include assets used in the operation of this segment as well as those used by or shared amongst our segments, including cash and cash equivalents, certain fixed assets, assets associated with certain employee benefit plans, and other miscellaneous assets.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth certain financial information as of and for the years ended December 31, 2011, 2010 and 2009:

	2011 Restated	2010 Restated	2009 Restated
Net sales:
Minerals and materials	$476,700	$416,495	$336,272
Environmental	251,907	225,544	202,511
Oilfield services	194,735	153,550	119,821
Transportation	54,113	52,225	46,642
Intersegment sales	(33,659)	(21,537)	(17,761)
Total	943,796	826,277	687,485
Operating profit (loss):
Minerals and materials	$67,144	$53,549	$33,693
Environmental	17,349	20,447	23,924
Oilfield services	21,226	13,654	12,261
Transportation	2,241	2,430	2,163
Corporate	(21,874)	(21,068)	(22,697)
Total	86,086	69,012	49,344
Assets:
Minerals and materials	$430,832	$410,401	$398,280
Environmental	159,365	160,969	150,237
Oilfield services	194,708	172,521	146,161
Transportation	3,912	3,977	3,494
Corporate	60,325	59,387	48,663
Total	849,142	807,255	746,835
Depreciation, depletion and amortization:
Minerals and materials	$20,639	$17,202	$16,813
Environmental	5,389	5,352	6,219
Oilfield services	13,363	11,888	11,901
Transportation	76	46	38
Corporate	2,665	1,854	1,760
Total	42,132	36,342	36,731
Capital expenditures:
Minerals and materials	$27,306	$29,700	$35,659
Environmental	8,343	2,557	2,325
Oilfield services	23,097	13,249	11,095
Transportation	198	92	39
Corporate	2,085	1,707	11,300
Total	61,029	47,305	60,418
Research and development expenses:
Minerals and materials	$6,488	$5,913	$5,344
Environmental	2,311	2,284	2,339
Oilfield services	238	697	659
Corporate	42	337	315
Total	9,079	9,231	8,657

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

	2011 Restated	2010 Restated	2009 Restated
Sales to unaffiliated customers shipped from:
Americas	$590,074	$516,852	$438,194
EMEA	220,100	185,591	167,482
Asia Pacific	133,622	123,834	81,809
Total	943,796	826,277	687,485
Operating profit from sales from:
Americas	$57,534	$45,800	$26,742
EMEA	10,236	5,625	11,848
Asia Pacific	18,316	17,587	10,754
Total	86,086	69,012	49,344
Accounts receivable in:
Americas	$112,325	$105,979	$76,598
EMEA	51,875	46,518	40,951
Asia Pacific	40,219	37,275	29,706
Total	204,419	189,772	147,255
Property, plant, equipment, and mineral rights and reserves in:
Americas	$116,020	$107,670	$108,405
EMEA	108,688	114,263	92,541
Asia Pacific	48,860	49,747	47,405
Total	273,568	271,680	248,351
Identifiable assets in:
Americas	$420,427	$428,689	$453,599
EMEA	289,416	265,459	211,100
Asia Pacific	139,299	113,107	82,136
Total	849,142	807,255	746,835

Net sales by product line for each fiscal year are as follows:

	2011 Restated	2010 Restated	2009 Restated
Metalcasting	$251,546	$196,663	$139,949
Oilfield services	194,735	153,550	119,821
Specialty materials	105,789	107,287	98,097
Lining technologies	104,220	110,806	102,419
Building materials	80,686	58,860	55,823
Pet products	56,133	61,971	66,441
Basic minerals	55,088	49,199	27,901
Contracting services	36,027	30,968	25,426
Drilling products	31,385	26,285	22,727
Transportation	54,113	52,225	46,642
Intersegment shipping revenue	(25,926)	(21,537)	(17,761)
Total	943,796	826,277	687,485

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

	2011 Restated	2010 Restated	2009 Restated
Net sales by source
Net sales of tangible goods	$709,310	$628,839	$522,003
Services revenues	206,299	166,750	136,601
Freight revenues	28,187	30,688	28,881
Total	943,796	826,277	687,485

Cost of sales:
Cost of tangible goods sold	512,489	461,177	383,752
Cost of services rendered	157,037	126,056	96,148
Cost associated with freight revenue	21,953	24,859	23,294
Total	691,479	612,092	503,194

(4)	Balance Sheet Related Information

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

	2011 Restated	2010 Restated	2009 Restated
Balance at the beginning of the year	$6,635	$6,334	$5,896
Charged to expense (income)	3,648	2,429	3,138
Write-offs and currency translation adjustments	(2,737)	(2,128)	(2,700)

Balance at the end of the year	7,546	6,635	6,334

Inventories at December 31 consisted of:

	2011 Restated	2010 Restated
Crude stockpile inventories	$53,385	$33,576
In-process and finished goods inventories	65,049	47,600
Other raw material, container, and supplies inventories	25,876	24,108
	144,310	105,284

Included within Other raw material, container, and supplies inventories in the table above is our reserve for slow moving and obsolete inventory.  The balance of this reserve as of and the activity for the years ended December 31 was as follows:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	2011	2010	2009

Balance at the beginning of the year	$2,730	$2,136	$1,989
Charged to costs and expenses	2,126	4,001	917
Disposals and currency translation adjustments	(2,705)	(3,407)	(770)
Balance at the end of the year	2,151	2,730	2,136

 The following table presents our reclamation liability at the end of and changes during each of the years presented:

	2011 Restated	2010 Restated
Balance at beginning of the year	$7,980	$6,782
Settlement of obligations	(4,304)	(2,185)
Liabilities incurred and accretion expense	6,026	3,271
Currency translation adjustments	(446)	112
Balance at the end of the year	9,256	7,980

Accrued liabilities at December 31 consisted of:

	2011 Restated	2010 Restated
Bonus	$9,752	$8,213
Employee benefits and related costs	10,161	8,698
Dividends payable	5,698	5,612
Other	33,641	33,263
	59,252	55,786

Accumulated other comprehensive income (loss) at December 31 was comprised of the following components:

	2011 Restated	2010 Restated
Cumulative foreign currency translation	$595	$24,709
Prior service cost on pension plans (net of tax benefit of $113 in 2011 and $134 in 2010)	(195)	(232)
Net actuarial loss on pension plans (net of tax benefit of $6,944 in 2011 and $1,938 in 2010)	(11,912)	(3,358)
Unrealized loss on interest rate swap agreement (net of tax benefit of $3,329 in 2011 and $2,440 in 2010)	(5,710)	(4,226)
Unrealized gain on available-for-sale securities (net of tax expense of $0 in 2011 and $1,022 in 2010)	2,503	11,847
	(14,719)	28,740

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(5)	Property, Plant, Equipment and Mineral Rights and Reserves

Property, plant, equipment and mineral rights and reserves consisted of the following:

	December 31,
	2011 Restated	2010 Restated
Mineral rights and reserves	$52,482	$65,018
Land	12,103	10,875
Buildings and improvements	97,167	86,410
Machinery and equipment	362,379	350,952
Construction in progress	25,207	15,285
	549,338	528,540

The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements	3-50 years
Machinery and equipment	1-25 years

Depreciation and depletion were charged to income as follows:

	2011 Restated	2010 Restated	2009 Restated
Depreciation expense	$35,036	$30,106	$28,932
Depletion expense	2,574	1,180	883
	37,610	31,286	29,815

(6)	Goodwill and Intangible Assets

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Minerals and Materials	Environmental	Oilfield Services	Consolidated

Balance at December 31, 2009	$18,426	$21,762	$30,968	$71,156

Change in goodwill relating to:
Acquisitions	-	761	-	761
Foreign exchange translation	(225)	(783)	-	(1,008)
Total changes	(225)	(22)	-	(247)

Balance at December 31, 2010	18,201	21,740	30,968	70,909

Change in goodwill relating to:
Sale of business	-	(156)	-	(156)
Foreign exchange translation	(817)	(427)	-	(1,244)
Total changes	(817)	(583)	-	(1,400)

Balance at December 31, 2011	17,384	21,157	30,968	69,509

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Intangible assets were as follows:

	December 31, 2011			December 31, 2010 Restated
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangibles subject to amortization:
Trademarks	$1,623	$(1,533)	$90	$1,690	$(1,283)	$407
Patents	6,890	(6,807)	83	6,824	(6,701)	123
Customer related assets	47,069	(19,678)	27,391	47,453	(16,395)	31,058
Non-compete agreements	2,153	(2,053)	100	2,153	(2,021)	132
Developed technology	4,040	(1,998)	2,042	4,040	(1,592)	2,448
Other	2,492	(1,411)	1,081	3,159	(1,542)	1,617
Subtotal	64,267	(33,480)	30,787	65,319	(29,534)	35,785

Intangibles not subject to amortization:
Trademarks and tradenames	6,084	-	6,084	6,084	-	6,084
Total	70,351	(33,480)	36,871	71,403	(29,534)	41,869

Intangible assets with finite lives are being amortized primarily on a straight-line basis over their estimated useful lives.  The weighted average amortization period of our intangible assets with finite lives is 11 years.  We did not recognize any material impairment charge in either of the years included above with respect to intangible assets.  Amortization expense on intangible assets for each of the years ended December 31, 2011, 2010, and 2009 was $4,522, $5,056, and $6,916, respectively.  We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

Amount

2012	$4,209
2013	3,965
2014	3,637
2015	3,466
2016	3,436

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(7)	Equity Investees

Information about our investments in and advances to affiliates and joint ventures at December 31, 2011 is as follows:

Ownership Interest
Ashapura Volclay Limited	50%
CETCO-Bentonit Uniao Technologias Ambientais Ltda.	50%
Egypt Mining & Drilling Co. and Egypt Bentonite & Derivatives Co.	31%
Egypt Nano Technologies Co.	27%
Maprid Tech Cast, S.A. de C.V.	49%
Volclay de Mexico, S.A. de C.V.	49%
Volclay Japan Co., Ltd.	50%

We account for all of the above investments under the equity method.  We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag.  None of our equity investees are publicly traded, and the difference between our investment and the underlying net equity of the investee is immaterial.

In 2011, we recorded income of $5,235 from our joint venture and affiliated entities, of which $2,104 related to the sale of Ashapura AMCOL N.V., our Belgian joint-venture which we sold in the second quarter of 2011.  The remaining income was primarily generated from Ashapura Volclay Limited, Volclay Japan Co. Ltd, and Volclay de Mexico, Sa. de C.V.  In the third quarter of 2011, we sold our interest in Albagle Enterprise Limited, our Cypriot joint-venture whose operations were mainly in Russia, at an immaterial loss.

In 2010, we recorded losses of $10,997 from our joint venture and affiliated entities.  Of these losses $7,196 is from Albagle Enterprise Limited and $6,875 is from Ashapura AMCOL N.V.  We recorded an impairment on Albagle Enterprise Limited due to its continued poor financial performance which was not expected to recover.  Ashapura AMCOL N.V. impaired its fixed assets due its inability to generate profits.  Our investments in these ventures had been reduced to zero as of December 31, 2010.

In 2009, we reduced our ownership percentage in Ashapura Minechem Limited (Ashapura), a publicly traded company on the Bombay Stock Exchange Limited, and began accounting for this investment as an available-for-sale security as of December 31, 2009.

(8)	Income Taxes

Total income tax expense (benefit) for the years ended December 31 was comprised of the following:

	2011 Restated	2010 Restated	2009 Restated
Continuing operations	$20,786	$20,302	$5,363
Discontinued operations	(597)	(735)	175
	20,189	19,567	5,538

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Income from continuing operations before income taxes and income (loss) from affiliates and joint ventures was comprised of the following:

	2011 Restated	2010 Restated	2009 Restated
Income from continuing operations before income taxes and income (loss) from affiliates and joint ventures:
Domestic	$53,803	$43,590	$16,272
Foreign	21,446	17,079	20,763
	75,249	60,669	37,035

The components of the provision for income taxes attributable to income from continuing operations before income taxes and income (loss) from affiliates and joint ventures for the years ended December 31 consisted of:

	2011 Restated	2010 Restated	2009 Restated
Provision (benefit) for income taxes:
Federal:
Current	$5,167	$7,406	$(1,683)
Deferred	6,420	2,077	3,710
State:
Current	2,958	2,420	428
Deferred	376	35	257
Foreign:
Current	7,974	7,343	4,179
Deferred	(2,109)	1,021	(1,528)
	20,786	20,302	5,363

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

	2011 Restated	2010 Restated
Deferred tax assets attributable to:
Accounts receivable	$1,107	$1,345
Inventories	1,701	2,513
Employee benefit plans	25,638	19,070
Accrued liabilities	534	763
Employee incentive plans	1,305	-
Tax credit carryforwards	7,208	3,029
Available-for-sale securities	2,759	-
Other	734	6,265
Total deferred tax assets	40,986	32,985
Deferred tax liabilities attributable to:
Plant and equipment	(17,593)	(10,910)
Land and mineral reserves	(13,492)	(16,774)
Joint ventures	(1,797)	(1,541)
Available-for-sale securities	-	(1,035)
Intangible assets	(1,692)	(694)
Other	(550)	-
Total deferred tax liabilities	(35,124)	(30,954)

Valuation allowances	(6,750)	(3,932)

Net deferred tax asset (liability)	(888)	(1,901)

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following analysis reconciles the U.S. statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity income (loss) of affiliates and joint ventures:

	2011 Restated		2010 Restated		2009 Restated
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes at
U.S. statutory rates	$26,337	35.0%	$21,234	35.0%	$12,962	35.0%
Increase (decrease) in taxes resulting from:
Percentage depletion	(4,900)	-6.5%	(3,870)	-6.4%	(3,257)	-8.8%
State taxes, net of federal benefit	2,185	2.9%	1,546	2.6%	754	2.0%
Foreign tax rates	(1,045)	-1.4%	(924)	-1.5%	(4,356)	-11.7%
Change in reserve for tax uncertainties	(710)	-0.9%	64	0.1%	(2,741)	-7.4%
Audit settlement	(118)	-0.1%	-	0.0%	2,083	5.6%
Discrete items related to foreign tax filings	(210)	-0.3%	178	0.3%	-	0.0%
Foreign tax credits	(2,359)	-3.1%	(2,178)	-3.6%	(879)	-2.4%
Changes to valuation allowance	(216)	-0.3%	3,354	5.6%	28	0.1%
Tax from foreign disregarded entities	262	0.3%	1,358	2.2%	142	0.4%
Other	1,560	2.0%	(460)	-0.8%	627	1.7%
	20,786	27.6%	20,302	33.5%	5,363	14.5%

Percentage Depletion

Depletion deductions are federal income tax deductions that arise from extracting minerals from the ground.  There are two methods of calculating depletion: cost depletion and percentage depletion.  Cost depletion deduction is similar to depreciation in that it allows us to recover the cost of an asset over the resources’ productive life.  Percentage depletion deduction is computed on the basis of the income from the property rather than capitalization costs.  It is different from depreciation and cost depletion deductions, however, in that percentage depletion deduction in excess of cost is a permanent book to tax difference, whereas depreciation and cost depletion deductions are temporary in nature.  Hence, percentage depletion deduction affects the effective tax rate whereas deprecation and cost depletion deductions do not.  We calculate depletion under the percentage depletion method based upon revenues and costs from our mining activities in the U.S.

Tax on Reinvested Earnings

We have not provided for United States federal income tax and foreign income withholding taxes on approximately $113,646 and $121,620 of undistributed earnings from international subsidiaries as of December 31, 2011 and 2010, respectively, because such earnings are intended to be reinvested indefinitely outside of the U.S.  If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

Tax Holidays

We have benefitted from tax holidays in both Poland and Thailand as a result of our locating and investing in special economic zones in each country.  These tax holidays resulted in reductions to our income tax expense of $106, $464 and $1,559 in 2011, 2010 and 2009, respectively, representing benefits of $0.00, $0.01 and $0.05 to diluted earnings per share in 2011, 2010 and 2009, respectively.

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

NOLs and Credit Carryforwards

At December 31, 2011, we have $1,793 of various income tax credits, which we expect to utilize within the ten year carryforward period.  We have foreign and state net operating loss carryovers that have resulted in a deferred tax asset of $3,345 at December 31, 2011, against which we have recorded a full valuation allowance as it is more likely than not that we will not be able to utilize the loss in the carryforward period.

Unrecognized Tax Benefits

The following table summarizes the activity related to our unrecognized tax benefits:

	2011 Restated	2010 Restated	2009 Restated
Balance at beginning of the year	$810	$705	$5,146
Increases related to prior year tax positions	-	105	120
Increases related to current year tax positions	-	-	319
Decreases related to the expiration of statue of limitation / settlement of audits	(810)	-	(4,880)
Balance at the end of the year	-	810	705

We report penalties and interest relating to uncertain tax positions within the income tax expense line item within our consolidated statement of operations.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(9)	Long-term Debt

Amounts of long-term debt were as follows:

	December 31,
	2011	2010 Restated
Borrowings under revolving credit agreement	$120,906	$88,249
Senior notes	125,000	125,000
Industrial revenue bond	-	4,800
Other notes payable	15,502	18,253
	261,408	236,302
Less: current portion	(738)	(634)
	260,670	235,668

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

The following table categorizes our fair value instruments according to the assumptions used to calculate those values at the end of each of the past two years:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Description		Fair Value Measurements Using
	Asset / (Liability) Balance at 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(9,039)	$-	$(9,039)	$-

Available-for-sale securities	3,802	3,802	-	-

Deferred compensation plan assets	7,973	-	7,973	-

Supplementary pension plan assets	7,632	-	7,632	-

Description		Fair Value Measurements Using
	Asset / (Liability) Balance at 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swaps	$(6,666)	$-	$(6,666)	$-

Available-for-sale securities	14,168	14,168	-	-

Deferred compensation plan assets	8,358	-	8,358	-

Supplementary pension plan assets	7,676	-	7,676	-

Interest rate swaps are valued using discounted cash flows.  The key input used is the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap.  Available-for-sale securities are valued using quoted market prices.  Deferred compensation and supplementary pension plan assets are valued using quoted prices for similar assets in active markets.

(12)	Asset Impairment Charge

During the third quarter ended September 30, 2009, our minerals and materials segment recorded a non-cash impairment charge of $1,980 to write down certain fixed assets to their estimated fair values based on a third-party appraisal (Level 2 inputs).  The impairment charge is related to the closing of a plant within our minerals and materials segment due to reduced demand.  This impairment charge was recorded within cost of sales within our Consolidated Statement of Operations.  In addition, we increased our inventory reserve by $293 (also recorded within the cost of sales) to record the excess of cost over net realizable value of the inventory located at this plant, bringing the total expense associated with this write-off to $2,273.

(13)	Noncontrolling Interest

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

The following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders.

Twelve Months Ended
December 31, 2011 Restated
Net income attributable to AMCOL shareholders	$58,521
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in South Africa (Proprietary) Limited	(5,402)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	(3,403)
Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$49,716

(14)	Discontinued Operations

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

(15)	Leases

In 2008, we entered into a sale-leaseback transaction involving the construction of a new corporate facility.  Under terms of the operating lease, rental payments in fiscal 2011, 2010 and 2009 approximate $2,634 , $2,583, and $2,532, respectively,  and increase 2% annually thereafter through December 2028.

We have several noncancelable leases for equipment, software, and plant facilities.  Total rent expense under operating lease agreements was approximately $14,449, $12,485 and $10,714 in 2011, 2010 and 2009, respectively.

The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) as of December 31, 2011:

	Minimum Lease Payments
	Domestic	Foreign	Total
Year ending December 31:
2012	$12,065	$1,836	$13,901
2013	11,377	1,005	12,382
2014	8,773	789	9,562
2015	7,346	526	7,872
2016	5,284	268	5,552
Thereafter	44,983	167	45,150
Total	89,828	4,591	94,419

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(16)	Employee Benefit Plans

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

Other

We also have a deferred compensation plan and a 401(k) restoration plan for our executives.

(17)	Stock Compensation Plans

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Changes in options outstanding are summarized as follows:

1998 Long-Term Incentive Plan	December 31, 2011		December 31, 2010		December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	413,710	$19.88	720,791	$18.19	1,057,519	$15.13
Granted	-	-	-	-	-	-
Exercised	(243,659)	18.54	(306,548)	15.93	(329,728)	8.26
Forfeited	-	-	-	-	-	-
Expired	(1,000)	14.79	(533)	4.76	(7,000)	24.31
Options outstanding at December 31	169,051	21.82	413,710	19.88	720,791	18.19
Options exercisable at December 31	169,051	21.82	413,710	19.88	720,791	18.19

2006 Long-Term Incentive Plan
2006 Long-Term Incentive Plan	December 31, 2011		December 31, 2010		December 31, 2009
	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price
Awards outstanding at January 1	1,389,598	$23.02	1,060,057	$22.89	709,258	$27.11
Granted	-	-	390,750	23.24	372,750	15.11
Exercised	(170,998)	24.04	(29,862)	21.62	(500)	24.25
Forfeited	(20,087)	20.48	(22,722)	19.92	(7,166)	22.89
Expired	(9,501)	23.64	(8,625)	29.62	(14,285)	29.22
Awards outstanding at December 31	1,189,012	22.91	1,389,598	23.02	1,060,057	22.89
Awards exercisable at December 31	885,003	23.67	754,622	24.86	339,365	27.99

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

2010 Long-Term Incentive Plan

2010 Long-Term Incentive Plan	December 31, 2011
	Awards	Weighted Average Exercise Price
Awards outstanding at January 1	-	$-
Granted	379,425	30.66
Exercised	-	-
Forfeited	(23,375)	30.66
Expired	-	-
Awards outstanding at December 31	356,050	30.66
Awards exercisable at December 31	-	-

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

All Stock Compensation Plans

All Stock Compensation Plans	2011	2010	2009

Intrinsic value of awards exercised during the year	$5,085	$3,899	$4,352
Fair value of awards vested during the year	2,431	3,857	2,760
Grant date fair value of awards granted during the year	4,333	3,368	2,225

The following table summarizes information about stock compensation awards outstanding and exercisable at December 31, 2011:

All Stock Compensation Plans	Number of Awards	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (Yrs.)
Awards outstanding at December 31, 2011	1,714,113	$24.41	$6,362	5.42
Awards exercisable at December 31, 2011	1,054,054	23.37	4,495	3.48

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

(18)	Contingencies

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

(19)	Quarterly Results (Unaudited)

Unaudited summarized results for each quarter of the last two years are as follows:

	2011 Quarters Restated
	First	Second	Third	Fourth

Minerals and materials	$115,928	$118,237	$122,209	$120,326
Environmental	51,683	74,831	70,999	54,394
Oilfield services	45,580	45,104	50,175	53,876
Transportation	12,674	14,780	14,877	11,782
Intersegment sales	(7,216)	(9,855)	(10,343)	(6,245)
Net sales	218,649	243,097	247,917	234,133
Minerals and materials	$28,090	$26,156	$31,555	$30,730
Environmental	15,273	22,210	21,845	14,597
Oilfield services	13,499	11,733	15,377	15,348
Transportation	1,403	1,640	1,775	1,323
Intersegment gross profit	(370)	122	(200)	211
Gross profit	57,895	61,861	70,352	62,209
Minerals and materials	$16,100	$13,440	$19,515	$18,089
Environmental	1,814	7,985	6,994	556
Oilfield services	5,707	3,691	5,787	6,041
Transportation	465	685	770	321
Corporate	(5,103)	(4,896)	(7,251)	(4,624)
Operating profit	18,983	20,905	25,815	20,383
Income (loss) from continuing operations	$13,163	$12,925	$20,792	$12,818
Income (loss) on discontinued operations	$(87)	$192	$(1,267)	$-
Net income (loss)	$13,076	$13,117	$19,525	$12,818
Net income (loss) attributable to noncontrolling interests	$(7)	$(32)	$(6)	$60
Net income (loss) attributable to AMCOL shareholders	$13,083	$13,149	$19,531	$12,758
Basic earnings per share attributable to AMCOL shareholders (A)	$0.42	$0.41	$0.61	$0.40
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.41	$0.41	$0.61	$0.40

(A)   Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year.  Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Our minerals and materials segment recorded the following in the third quarter ended September 30, 2011:

-	Reduction to cost of sales of $1,464 resulting from the recovery of certain mining costs in our chromite operations.

-	Income from affiliates and joint ventures of $2,104 resulting from the sale of our Belgian joint venture.

As discussed in Note 2, we have restated our 2011 and prior financial statements.  We have summarized the impact of errors that were material to the results of the quarters as noted below:

-
Increase in cost of sales of $792, $411, $359 and $236 in the first, second, third and fourth quarter, respectively, relating to inaccuracies in the accounting for inventory and long term contracts in our environmental segment’s European operations.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

-
Increase in selling, general and administrative expenses of $519 and $198 in the third and fourth quarter, respectively, relating to errors in accounting for bad debt expense in our environmental segment’s European operations.

-	Increase in sales of $597 in the first quarter in our oilfield services segment’s Malaysian operations largely relating to errors in accounting for revenues.

-
Reduction to tax expense of $482 and $1,399 in the first and third quarter, respectively, resulting from inaccuracies in the accounting for income tax expense in our domestic and international operations.

-	The errors increased (decreased) net income attributable to AMCOL shareholders by $848, $(606), $106, $(938) in the first, second, third and fourth quarter, respectively.

-
The errors increased (decreased) diluted earnings per share attributable to AMCOL shareholders by $0.03, ($0.02), $0.01, and ($0.03) per share in the first, second, third and fourth quarterly, respectively.

	2010 Quarters Restated
	First	Second	Third	Fourth

Minerals and materials	$94,809	$103,169	$107,038	$111,479
Environmental	38,470	64,522	69,170	53,382
Oilfield services	30,204	39,658	40,774	42,914
Transportation	12,120	13,583	14,284	12,238
Intersegment sales	(4,701)	(5,535)	(6,207)	(5,094)
Net sales	170,902	215,397	225,059	214,919
Minerals and materials	$23,169	$26,629	$24,105	$22,217
Environmental	11,363	20,318	21,258	16,428
Oilfield services	8,014	11,785	11,525	11,545
Transportation	1,327	1,543	1,630	1,365
Intersegment gross profit	-	-	-	(36)
Gross profit	43,873	60,275	58,518	51,519
Minerals and materials	$13,604	$15,963	$12,869	$11,113
Environmental	342	8,339	8,764	3,002
Oilfield services	1,336	4,569	3,648	4,101
Transportation	511	699	754	466
Corporate	(4,677)	(5,848)	(3,203)	(7,340)
Operating profit	11,116	23,722	22,832	11,342
Income from continuing operations	$6,360	$16,320	$17,126	$(10,436)
Income (loss) on discontinued operations	$(519)	$(140)	$(132)	$(96)
Net income	$5,841	$16,180	$16,994	$(10,532)
Net income (loss) attributable to noncontrolling interests	$(354)	$(4)	$(155)	$(239)
Net income (loss) attributable to AMCOL shareholders	$6,195	$16,184	$17,149	$(10,293)
Basic earnings per share attributable to AMCOL shareholders (A)	$0.20	$0.52	$0.55	$(0.33)
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.20	$0.51	$0.54	$(0.32)

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Our minerals and materials segment recorded expenses of $2,224 and $2,779 in the third quarter ending September 30, 2010 and fourth quarter ending December 31, 2010, respectively, resulting from operational issues in our domestic personal care products business within our minerals and materials segment.

We also recorded the following charges during our fourth quarter ended December 31, 2010:

-	Non-cash losses from impairments associated with two of our joint ventures of $11,705, as disclosed more fully in Note 7;

-	Expenses of $2,665 associated with the retirement of our retired CEO; and

-	Tax expenses of $3,352 associated with the recognition of valuation allowances in foreign jurisdictions.

As discussed in Note 2, we have restated our prior year financial statements.  We have summarized the impact of errors that were material to the results of the quarters as noted below:

-	Reduction to sales of $91 and $655 in the third and fourth quarter, respectively, in our oilfield services segment’s Malaysian operations relating to errors in accounting for revenues.

-
Increase/(decrease) to tax expenses of $(472), $601 and $507 in the first, third and fourth quarter, respectively, resulting from inaccuracies in the accounting for income tax expense in our domestic and international operations.

-	The impact of correcting the errors increased (decreased) net income attributable to AMCOL shareholders by $67, $35, $(268) and $(946) in the first, second, third and fourth quarter, respectively.

-	The impact of correcting the errors increased (decreased) diluted earnings per share attributable to AMCOL shareholders by ($0.01) and ($0.02) per share in the third and fourth quarter, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2013

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

21	AMCOL International Subsidiary Listing***
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosure***
101	Interactive Data File**

(1)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(3)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on February 13, 2009.
(5)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
(6)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(7)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
(9)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(10)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
(11)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on May 23, 2008.
(14)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009.
(15)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.
(17)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.
(18)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.
(19)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2010.
(20)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2011.
(21)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.
(22)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.
(23)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 23, 2012.

*Management compensatory plan or arrangement
** As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.
*** Filed with our Form 10-K on February 29, 2012.