Form 10-Q/A
period 2012-03-31
AMCOL INTERNATIONAL CORP
filed 2013-04-05
CIK 813621

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

Explanatory Note

AMCOL International Corporation (the “Company” or “AMCOL”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Quarterly Report”) in order to restate our unaudited financial statements for such quarter, as more fully described in Note 2 to the Condensed Consolidated Financial Statements contained in this Amendment No. 1. The Form 10-Q/A also reports that we have determined that our disclosure controls and procedures were not effective as of March 31, 2012.

The following Items of Part I are amended in the Form 10-Q/A: Item  1. Financial Statements;  Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4. Controls and Procedures.  In addition, Part II, Item 6.  Exhibits is amended.

In connection with the filing of this Form 10-Q/A and pursuant to SEC rules, we are including currently dated certifications of our Chief Executive Officer and Chief Financial Officer.  This Form 10-Q/A does not otherwise update or amend any other Items or Exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Quarterly Report.

AMCOL INTERNATIONAL CORPORATION

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

Item 1:  Financial Statements

ASSETS	March 31, 2012 Restated (unaudited)	December 31, 2011 Restated *

Current assets:
Cash and cash equivalents	$16.9	$24.1
Accounts receivable, net	202.8	204.4
Inventories	148.3	144.3
Prepaid expenses	17.2	15.2
Deferred income taxes	6.2	4.1
Income tax receivable	5.7	8.2
Other	4.6	6.1
Total current assets	401.7	406.4

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	12.5	12.1
Mineral rights	55.0	52.5
Depreciable assets	502.5	484.7
	570.0	549.3
Less: accumulated depreciation and depletion	285.2	275.7
	284.8	273.6

Goodwill	70.2	69.5
Intangible assets, net	37.2	36.9
Investment in and advances to affiliates and joint ventures	27.1	26.4
Available-for-sale securities	2.9	3.8
Deferred income taxes	9.3	8.1
Other assets	25.6	24.4
Total noncurrent assets	457.1	442.7
Total Assets	$858.8	$849.1

Continued…

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2012 Restated (unaudited)	December 31, 2011 Restated *

Current liabilities:
Accounts payable	$47.7	$56.5
Accrued income taxes	6.5	2.3
Accrued liabilities	57.7	59.2
Total current liabilities	111.9	118.0

Noncurrent liabilities:
Long-term debt	250.7	260.7
Pension liabilities	34.6	34.8
Deferred compensation	9.5	8.9
Deferred income taxes	14.8	12.7
Other long-term liabilities	19.5	19.1
Total noncurrent liabilities	329.1	336.2

Shareholders' Equity:
Common stock	0.3	0.3
Additional paid in capital	97.6	94.3
Retained earnings	321.9	314.3
Accumulated other comprehensive income (loss)	(4.7)	(14.7)
Less: Treasury stock	(1.7)	(3.4)
Total AMCOL shareholders' equity	413.4	390.8

Noncontrolling interest	4.4	4.1
Total equity	417.8	394.9
Total Liabilities and Shareholders' Equity	$858.8	$849.1

*Condensed from audited financial statements.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2012 Restated	2011 Restated

Continuing Operations
Net sales	$235.5	$218.6
Cost of sales	170.8	160.7
Gross profit	64.7	57.9
Selling, general and administrative expenses	43.3	38.9
Operating profit	21.4	19.0
Other income (expense):
Interest expense, net	(2.7)	(2.6)
Other, net	(2.1)	(0.4)
	(4.8)	(3.0)
Income before income taxes and income (loss) from affiliates and joint ventures	16.6	16.0
Income tax expense	4.4	3.8
Income before income (loss) from affiliates and joint ventures	12.2	12.2
Income (loss) from affiliates and joint ventures	1.3	1.0
Income (loss) from continuing operations	13.5	13.2

Discontinued Operations
Income (loss) on discontinued operations	-	(0.1)
Net income (loss)	13.5	13.1
Net income (loss) attributable to noncontrolling interests	0.1	-
Net income (loss) attributable to AMCOL shareholders	$13.4	$13.1

Weighted average common shares outstanding	32.0	31.5

Weighted average common and common equivalent shares outstanding	32.3	32.0

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$0.42	$0.42
Discontinued operations	-	-
Net income	0.42	0.42

Diluted earnings (loss) per share:
Continuing operations	$0.41	$0.41
Discontinued operations	-	-
Net income	0.41	0.41

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$13.4	$13.2
Discontinued operations, net of tax	-	(0.1)
Net income	13.4	13.1
Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Total		AMCOL Shareholders		Noncontrolling Interest
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2012 Restated	2011 Restated	2012 Restated	2011 Restated	2012	2011
Net income (loss)	$13.5	$13.1	$13.4	$13.1	$0.1	$-
Other comprehensive income (loss):
Foreign currency translation adjustment	10.7	1.8	10.5	1.8	0.2	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(0.9)	(2.9)	(0.9)	(2.9)	-	-
Unrealized gain (loss) on interest rate swap agreements, net of tax	0.2	0.5	0.2	0.5	-	-
Pension adjustment, net of tax	0.2	-	0.2	-	-	-
Comprehensive income (loss)	$23.7	$12.5	$23.4	$12.5	$0.3	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollars in millions)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2010 (previously reported)	$400.5	$283.2	$29.0	$0.3	$(8.9)	$95.0	$1.9
Cumulative effect of restatement on prior years (see Note 2)	(6.5)	(4.7)	(0.3)	-	-	0.1	(1.6)
Balance at December 31, 2010 (restated)	394.0	$278.5	$28.7	$0.3	$(8.9)	$95.1	$0.3
Net income (loss) (restated)	13.1	13.1					-
Cash dividends	(5.6)	(5.6)
Issuance of treasury shares pursuant to employee stock compensation plans	2.7				2.5	0.2
Tax benefit from employee stock compensation plans	0.2					0.2
Vesting of common stock in connection with employee stock compensation plans	1.1					1.1
Purchase of noncontrolling interest	(5.7)					(5.4)	(0.3)
Sale of subsidiary shares to noncontrolling interest	-		(1.4)			(3.4)	4.8
Other comprehensive income (loss) (restated)	(0.6)		(0.6)				-
Balance at March 31, 2011	399.2	286.0	26.7	0.3	(6.4)	87.8	4.8

Balance at December 31, 2011 (previously reported)	$400.2	$319.5	$(14.9)	$0.3	$(3.4)	$94.5	$4.2
Cumulative effect of restatement on prior years (see Note 2)	(5.3)	(5.2)	0.2	-	-	(0.2)	(0.1)
Balance at December 31, 2011 (restated)	394.9	314.3	(14.7)	0.3	(3.4)	94.3	4.1
Net income (loss) (Restated)	13.5	13.4					0.1
Cash dividends	(5.8)	(5.8)
Issuance of treasury shares pursuant to employee stock compensation plans	3.3				1.7	1.6
Tax benefit from employee stock compensation plans	(0.1)					(0.1)
Vesting of common stock in connection with employee stock compensation plans	1.8					1.8
Other comprehensive income (loss) (Restated)	10.2		10.0				0.2

Balance at March 31, 2012	417.8	321.9	(4.7)	0.3	(1.7)	97.6	4.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2012 Restated	2011 Restated
Cash flow from operating activities:
Net income	$13.5	$13.1
Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	10.7	9.5
Other non-cash charges	3.2	1.3
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	2.4	(19.5)
Decrease (increase) in noncurrent assets	(0.9)	-
Increase (decrease) in current liabilities	(9.5)	5.6
Increase (decrease) in noncurrent liabilities	1.1	0.3
Net cash provided by (used in) operating activities	20.5	10.3
Cash flow from investing activities:
Capital expenditures	(16.6)	(10.4)
Proceeds from sale of interest in joint venture	0.6	-
Other	0.6	0.6
Net cash (used in) investing activities	(15.4)	(9.8)
Cash flow from financing activities:
Net change in outstanding debt	(10.1)	(3.6)
Proceeds from sales of treasury stock	3.4	2.8
Dividends	(5.7)	(5.7)
Excess tax benefits from stock-based compensation	0.1	0.2
Net cash provided by (used in) financing activities	(12.3)	(6.3)
Effect of foreign currency rate changes on cash	-	0.2
Net increase (decrease) in cash and cash equivalents	(7.2)	(5.6)
Cash and cash equivalents at beginning of period	24.1	26.8
Cash and cash equivalents at end of period	$16.9	$21.2

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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2011, is unaudited.  The condensed consolidated balance sheet as of December 31, 2011 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2011.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended March 31, 2012 and 2011, and our financial position as of March 31, 2012, and all such adjustments are of a normal and recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

We have corrected our previously issued financial statements for all periods prior to and including the twelve months ended December 31, 2011, in addition to the three months ended March 31, 2012 .  For the three months ended March 31, 2012, these errors increased net income available to AMCOL shareholders by $0.6.  Although there were several errors across various categories, we have summarized the errors and quantified the amount by which they increased (decreased) net income available to AMCOL shareholders into the following categories:

•	Spain - $0.3 decrease for errors associated with accounting for inventory and other items in our environmental segment’s Spanish operations;
•	South Africa – adjustments to correct errors related to the accounting for the acquisition of mineral rights in our minerals and materials segment’s chromite operations in South Africa;
•	Poland – $0.2 increase relating to inaccuracies in the accounting for long term contracts and bad debts in our environmental segment’s Polish operations;
•	Tax - $0.3 increase resulting from inaccuracies in the accounting for income tax deductions in our domestic operations; and
•	$0.4 increase for other insignificant errors we have aggregated together.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The effect of correcting these errors on our condensed consolidated statements of operations for the three months ended March 31, 2012 is as follows:

	Quarter Ended March 31, 2012
	Previously Reported	Adjustments						As Adjusted
		Spain	South Africa	Poland	Tax	Other	Total
Continuing Operations
Net sales	$235.8	$-	$-	$-	$-	$(0.3)	$(0.3)	$235.5
Cost of sales	170.7	0.4	0.1	(0.2)		(0.2)	0.1	170.8
Gross profit	65.1	(0.4)	(0.1)	0.2	-	(0.1)	(0.4)	64.7
Selling, general and administrative expenses	43.6	(0.2)				(0.1)	(0.3)	43.3
Operating profit	21.5	(0.2)	(0.1)	0.2	-	-	(0.1)	21.4
Other income (expense):
Interest expense, net	(2.7)					-		(2.7)
Other, net	(2.1)					-	-	(2.1)
	(4.8)	-	-	-	-	-	-	(4.8)
Income before income taxes and income (loss) from affiliates and joint ventures	16.7	(0.2)	(0.1)	0.2	-	-	(0.1)	16.6
Income tax expense (benefit)	4.8	0.1	(0.1)		(0.3)	(0.1)	(0.4)	4.4
Income before income (loss) from affiliates and joint ventures	11.9	(0.3)	-	0.2	0.3	0.1	0.3	12.2
Income (loss) from affiliates and joint ventures	1.2					0.1	0.1	1.3
Income (loss) from continuing operations	13.1	(0.3)	-	0.2	0.3	0.2	0.4	13.5

Discontinued Operations
Income (loss) on discontinued operations	(0.2)					0.2	0.2	-
Net income (loss)	12.9	(0.3)	-	0.2	0.3	0.4	0.6	13.5

Net income (loss) attributable to noncontrolling interests	0.1					-		0.1
Net income (loss) attributable to AMCOL shareholders	$12.8	$(0.3)	$-	$0.2	$0.3	$0.4	$0.6	$13.4

Weighted average common shares outstanding	32.0						32.0	32.0

Weighted average common and common equivalent shares outstanding	32.3						32.3	32.3

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$13.0						$0.4	$13.4
Discontinued operations, net of tax	(0.2)						0.2	-
Net income	$12.8						$0.6	$13.4

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$0.41						$0.01	$0.42
Discontinued operations	(0.01)						0.01	-
Net income	$0.40						$0.02	$0.42

Diluted earnings (loss) per share:
Continuing operations	$0.41						$-	$0.41
Discontinued operations	(0.01)						0.01	-
Net income	$0.40						$0.01	$0.41

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The effect of correcting these errors, and other errors corrected in our 2011 and prior financial statements (as reflected in our 2011 Form 10-K/A), on our condensed consolidated statements of operations for the three months ended March 31, 2011 is as follows:

	Quarter Ended March 31, 2011
	Previously Reported	Adjustments							As Adjusted
		Spain	South Africa	Malaysia	Poland	Tax	Other	Total
Continuing Operations
Net sales	$217.8	$-	$-	$0.6	$-	$-	$0.2	$0.8	$218.6
Cost of sales	160.1	0.3	0.1		0.5		(0.3)	0.6	160.7
Gross profit	57.7	(0.3)	(0.1)	0.6	(0.5)	-	0.5	0.2	57.9
Selling, general and administrative expenses	39.1						(0.2)	(0.2)	38.9
Operating profit	18.6	(0.3)	(0.1)	0.6	(0.5)	-	0.7	0.4	19.0
Other income (expense):
Interest expense, net	(2.7)						0.1	0.1	(2.6)
Other, net	(0.4)						-		(0.4)
	(3.1)	-	-	-	-	-	0.1	0.1	(3.0)
Income before income taxes and income (loss) from affiliates and joint ventures	15.5	(0.3)	(0.1)	0.6	(0.5)	-	0.8	0.5	16.0
Income tax expense (benefit)	4.3		0.1	0.1		(0.5)	(0.2)	(0.5)	3.8
Income before income (loss) from affiliates and joint ventures	11.2	(0.3)	(0.2)	0.5	(0.5)	0.5	1.0	1.0	12.2
Income (loss) from affiliates and joint ventures	1.1					(0.1)	-	(0.1)	1.0
Income (loss) from continuing operations	12.3	(0.3)	(0.2)	0.5	(0.5)	0.4	1.0	0.9	13.2

Discontinued Operations
Income (loss) on discontinued operations	(0.1)						-		(0.1)
Net income (loss)	12.2	(0.3)	(0.2)	0.5	(0.5)	0.4	1.0	0.9	13.1
Net income (loss) attributable to noncontrolling interests	-						-		-
Net income (loss) attributable to AMCOL shareholders	$12.2	$(0.3)	$(0.2)	$0.5	$(0.5)	$0.4	$1.0	$0.9	$13.1

Weighted average common shares outstanding	31.5							31.5	31.5

Weighted average common and common equivalent shares outstanding	32.0							32.0	32.0

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$12.3							$0.9	$13.2
Discontinued operations, net of tax	(0.1)							-	(0.1)
Net income	$12.2							$0.9	$13.1

Earnings per share attributable to AMCOL shareholders:
Basic earnings (loss) per share:
Continuing operations	$0.39							$0.03	$0.42
Discontinued operations	-							-	-
Net income	$0.39							$0.03	$0.42

Diluted earnings (loss) per share:
Continuing operations	$0.38							$0.03	$0.41
Discontinued operations	-							-	-
Net income	$0.38							$0.03	$0.41

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The effect of correcting these errors, and other errors corrected in periods prior to and including December 31, 2011 (as reflected in our 2011 Form-10K/A), in our condensed consolidated balance sheet as of March 31, 2012 is as follows:

	March 31, 2012
	Previously Reported	Adjustments						As Adjusted
ASSETS		Spain	South Africa	Poland	Tax	Other	Total
Current assets:
Cash and cash equivalents	$16.9	$-	$-	$-	$-	$-	$-	$16.9
Accounts receivable, net	204.0	(0.6)		(0.3)		(0.3)	(1.2)	$202.8
Inventories	150.6	(2.3)	0.3			(0.3)	(2.3)	148.3
Prepaid expenses	17.2					-		17.2
Deferred income taxes	6.2					-		6.2
Income tax receivable	5.7					-		5.7
Other	4.6					-		4.6
Total current assets	405.2	(2.9)	0.3	(0.3)	-	(0.6)	(3.5)	401.7

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	14.3					(1.8)	(1.8)	12.5
Mineral rights	43.8		11.2			-	11.2	55.0
Depreciable assets	500.2					2.3	2.3	502.5
	558.3	-	11.2	-	-	0.5	11.7	570.0
Less: accumulated depreciation and depletion	285.1					0.1	0.1	285.2
	273.2	-	11.2	-	-	0.4	11.6	284.8

Goodwill	70.2							70.2
Intangible assets, net	36.9					0.3	0.3	37.2
Investment in and advances to affiliates and joint ventures	27.1					-		27.1
Available-for-sale securities	2.9					-		2.9
Deferred income taxes	8.6		0.7			-	0.7	9.3
Other assets	26.0			(0.4)		-	(0.4)	25.6
Total noncurrent assets	444.9	-	11.9	(0.4)	-	0.7	12.2	457.1
Total Assets	$850.1	$(2.9)	$12.2	$(0.7)	$-	$0.1	$8.7	$858.8

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	March 31, 2012
LIABILITIES AND SHAREHOLDERS' EQUITY	Previously Reported	Adjustments						As Adjusted
		Spain	South Africa	Poland	Tax	Other	Total
Current liabilities:
Accounts payable	$47.7	$-	$-	$-	$-	$-	$-	$47.7
Accrued income taxes	6.8	(0.2)	0.1		(0.3)	0.1	(0.3)	6.5
Accrued liabilities	57.0			0.7		-	0.7	57.7
Total current liabilities	111.5	(0.2)	0.1	0.7	(0.3)	0.1	0.4	111.9

Noncurrent liabilities:
Long-term debt	250.7					-		250.7
Pension liabilities	34.6					-		34.6
Deferred compensation	9.5					-		9.5
Deferred income tax	1.5		13.2	-		0.1	13.3	14.8
Other long-term liabilities	19.5					-		19.5
Total noncurrent liabilities	315.8	-	13.2	-	-	0.1	13.3	329.1

Shareholders' Equity:
Common stock	0.3					-		0.3
Additional paid in capital	97.8		(0.2)			-	(0.2)	97.6
Retained earnings	326.6	(2.8)	(0.8)	(1.5)	0.3	0.1	(4.7)	321.9
Accumulated other comprehensive income (loss)	(4.7)	0.1		0.1		(0.2)		(4.7)
Less: Treasury stock	(1.7)					-		(1.7)
Total AMCOL shareholders' equity	418.3	(2.7)	(1.0)	(1.4)	0.3	(0.1)	(4.9)	413.4

Noncontrolling interest	4.5		(0.1)			-	(0.1)	4.4
Total equity	422.8	(2.7)	(1.1)	(1.4)	0.3	(0.1)	(5.0)	417.8
Total Liabilities and Shareholders' Equity	$850.1	$(2.9)	$12.2	$(0.7)	$-	$0.1	$8.7	$858.8

As noted in the table above, our retained earnings decreased by $4.7. This includes $5.3 decrease relating to the errors corrected in periods prior to and including December 31, 2011 (as reflected in our 2011 Form-10K/A), in addition to the $0.6 increase relating to the errors corrected in the three months ended March 31, 2012.

With regards to our consolidated statement of comprehensive income for the three months ended March 31, 2012, correcting these errors increased total comprehensive income by $0.4, reflecting the $0.6 increase to net income as previously discussed in addition to $0.2 of losses resulting from the foreign currency translation effect of the errors.

With regards to our consolidated statement of comprehensive income for the three months ended March 31, 2011, correcting these errors increased total comprehensive income by $0.8, reflecting the $0.9 increase to net income as previously disclosed in addition to $0.1 of losses resulting from the foreign currency translation effect of the errors.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The effect of correcting these errors in our condensed consolidated statements of cash flows for the three months ended March 31, 2012 and March 31, 2011 is as follows:

	Three Months Ended March 31, 2012
	Previously Reported	Adjustments	As Adjusted

Net cash provided by (used in) operating activities	$20.6	$(0.1)	$20.5
Net cash (used in) investing activities	(15.3)	(0.1)	(15.4)
Net cash provided by (used in) financing activities	(12.1)	(0.2)	(12.3)
Net increase (decrease) in cash and cash equivalents	(6.8)	(0.4)	(7.2)
Cash and cash equivalents at beginning of period	23.7	0.4	24.1
Cash and cash equivalents at end of period	$16.9	$-	$16.9

	Three Months Ended March 31, 2011
	Previously Reported	Adjustments	As Adjusted

Net cash provided by (used in) operating activities	$10.3		$10.3
Net cash (used in) investing activities	(10.3)	0.5	(9.8)
Net cash provided by (used in) financing activities	(6.3)		(6.3)
Effect of foreign currency rate changes on cash	0.2		0.2
Net increase (decrease) in cash and cash equivalents	(6.1)	0.5	(5.6)
Cash and cash equivalents at beginning of period	27.3	(0.5)	26.8
Cash and cash equivalents at end of period	$21.2	$-	$21.2

Note 3:	EARNINGS PER SHARE

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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2012	2011
Weighted average number of common shares outstanding	31,979,894	31,515,395
Dilutive impact of stock based compensation	311,864	476,464
Weighted average number of common and common equivalent shares outstanding for the period	32,291,758	31,991,859
Number of common shares outstanding at the end of the period	31,891,418	31,466,023

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	591,028	122,822

Note 4:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at March 31, 2012 and December 31, 2011 are comprised of the following components:

	March 31,	December 31,
	2012 Restated	2011 Restated
Crude stockpile inventories	$56.8	$53.4
In-process and finished goods inventories	66.5	65.0
Other raw material, container, and supplies inventories	25.0	25.9
	$148.3	$144.3

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

	Three Months Ended
	March 31,
	2012	2011 Restated
Balance at beginning of period	$9.3	$8.0
Settlement of obligations	(1.3)	(0.5)
Liabilities incurred and accretion expense	1.8	1.0
Foreign currency	0.1	-
Balance at end of period	$9.9	$8.5

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

The following tables set forth certain financial information by segment:

	Three Months Ended
	March 31,
	2012 Restated	2011 Restated
Net sales:
Minerals and materials	$125.2	$115.8
Environmental	51.0	51.7
Oilfield services	55.3	45.6
Transportation	11.1	12.7
Intersegment sales	(7.1)	(7.2)
Total	$235.5	$218.6

Operating profit (loss):
Minerals and materials	$21.5	$16.0
Environmental	0.9	1.8
Oilfield services	4.8	5.8
Transportation	0.2	0.5
Corporate	(6.0)	(5.1)
Total	$21.4	$19.0

	As of Mar. 31, 2012	As of Dec. 31, 2011
Assets:
Minerals and materials	$437.1	$430.8
Environmental	162.8	159.4
Oilfield services	189.9	194.7
Transportation	3.9	3.9
Corporate	65.1	60.3
Total	$858.8	$849.1

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2012 Restated	2011 Restated
Depreciation, depletion and amortization:
Minerals and materials	$4.6	$4.6
Environmental	1.4	1.3
Oilfield services	4.0	3.0
Transportation	-	-
Corporate	0.7	0.6
Total	$10.7	$9.5

Capital expenditures:
Minerals and materials	$6.5	$2.8
Environmental	2.6	0.7
Oilfield services	6.0	6.4
Transportation	-	-
Corporate	1.5	0.5
Total	$16.6	$10.4

Research and development (income) expense:
Minerals and materials	$1.7	$1.6
Environmental	0.6	0.5
Oilfield services	0.1	-
Corporate	0.1	(0.2)
Total	$2.5	$1.9

Note 6:	EMPLOYEE BENEFIT PLANS

Our net periodic benefit cost for our defined benefit pension plan was as follows:

	Three Months Ended
	March 31,
	2012	2011
Service cost	$0.4	$0.4
Interest cost	0.7	0.6
Expected return on plan assets	(0.6)	(0.7)
Amortization of acturial loss	0.2	-
Net periodic benefit cost	$0.7	$0.3

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we expect to contribute $1.7 to our pension plan in 2012, of which $0.8 was contributed in the three months ended March 31, 2012.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 7:	INCOME TAXES

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 26.5% and 23.8%, respectively.  For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions, changes in tax reserves in 2011, and differences in local tax rates on the income from our foreign subsidiaries.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our condensed consolidated balance sheet:

		Fair Value as of
Liability Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term liabilities	$(8.7)	$(9.0)

Cash flow hedges

	Amount of Gain or (Loss)
	Recognized in Other
	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2012	2011 Restated
Interest rate swaps, net of tax	$0.2	$0.5

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

We have not designated our foreign currency derivative contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain	Three Months Ended
	or (Loss)	March 31,
	Recognized in
	Income on	2012	2011
	Derivatives	Restated	Restated

Foreign currency exchange contracts	Other, net	$(0.4)	$(1.1)

We did not have any significant foreign exchange derivative instruments outstanding as of March 31, 2012 or December 31, 2011.

Note 9:	FAIR VALUE MEASUREMENTS

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

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2012	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$(8.7)	$-	$(8.7)	$-

Available-for-sale securities	2.9	2.9	-	-

Deferred compensation plan assets	9.0	-	9.0	-

Supplementary pension plan assets	8.1	-	8.1	-

		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$(9.0)	$-	$(9.0)	$-

Available-for-sale securities	3.8	3.8	-	-

Deferred compensation plan assets	8.0	-	8.0	-

Supplementary pension plan assets	7.6	-	7.6	-

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

The following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders:

	Three Months Ended March 31,
	2012 Restated	2011 Restated
Net income attributable to AMCOL shareholders	$13.4	$13.1
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited	-	(5.4)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	-	(3.4)
Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$13.4	$4.3

Note 11:	CONTINGENCIES

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

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  We describe certain risks throughout this report as well as under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K/A for the year ended December 31, 2011.  In general, the significance of these risks has not materially changed since our Annual Report on Form 10-K/A for the period ended December 31, 2011.

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

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results.  This discussion should be read with the accompanying condensed consolidated financial statements and, as more fully described in Note 2 to the condensed consolidated financial statements contained in this Amendment No. 1, is based on amounts which have been restated.

The following consolidated income statement review and segment analysis discuss the results for the three months ended March 31, 2012 and the comparable results in the prior year.  In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments.

Index

Three months ended March 31, 2012 vs. March 31, 2011

Consolidated Income Statement Review

The table below compares our operating results for the quarters ended March 31, 2012 and 2011.

	Three Months Ended March 31,
Consolidated	2012 Restated	2011 Restated	2012 vs. 2011
	(In Millions, Except Per Share Amounts)
Continuing operations
Net sales	$235.5	$218.6	7.7%
Cost of sales	170.8	160.7
Gross profit	64.7	57.9	11.7%
margin %	27.5%	26.5%
Selling, general and administrative expenses	43.3	38.9	11.3%
Operating profit	21.4	19.0	12.6%
margin %	9.1%	8.7%
Other income (expense):
Interest expense, net	(2.7)	(2.6)	3.8%
Other, net	(2.1)	(0.4)	*
	(4.8)	(3.0)

Income before income taxes and income (loss) from affiliates and joint ventures	16.6	16.0
Income tax expense	4.4	3.8	15.8%
effective tax rate	26.5%	23.8%

Income before income (loss) from affiliates and joint ventures	12.2	12.2
Income (loss) from affiliates and joint ventures	1.3	1.0	30.0%
Income (loss) from continuing operations	13.5	13.2

Discontinued operations
Income (loss) on discontinued operations	-	(0.1)	*
Net income (loss)	13.5	13.1	3.1%

Net income (loss) attributable to noncontrolling interests	0.1	-	*
Net income (loss) attributable to AMCOL shareholders	$13.4	$13.1	2.3%

Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share:
Continuing operations	$0.42	$0.42	0.0%
Discontinued operations	-	-	*
Net income	$0.42	$0.42	0.0%

Diluted earnings (loss) per share
Continuing operations	$0.41	$0.41	0.0%
Discontinued operations	-	-	*
Net income	$0.41	$0.41	0.0%
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

	Organic Restated	Acquisitions	Foreign Exchange Restated	Total
Minerals and materials	4.6%	0.0%	-0.3%	4.3%
Environmental	0.3%	0.0%	-0.6%	-0.3%
Oilfield services	4.4%	0.0%	0.0%	4.4%
Transportation & intersegment shipping	-0.7%	0.0%	0.0%	-0.7%
Total	8.6%	0.0%	-0.9%	7.7%
% of growth	111.7%	0.0%	-11.7%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Minerals and materials	32.8%	8.8%	11.0%	52.6%
Environmental	11.8%	7.9%	1.8%	21.5%
Oilfield services	20.2%	1.1%	2.1%	23.4%
Transportation & intersegment shipping	2.5%	0.0%	0.0%	2.5%
Total - current year's period	67.3%	17.8%	14.9%	100.0%
Total from prior year's comparable period (Restated)	64.1%	22.4%	13.5%	100.0%

Net sales:

Our net sales grew organically and were negatively affected by foreign currency translation.  The majority of the increase occurred in our minerals and materials and oilfield services segments.  Sales were less concentrated in our EMEA region due to decreased sales in our environmental segment, especially within Western Europe, partially due to our decision to exit the contracting services business in Ireland.  Also affecting our EMEA sales was our chromite sales in South Africa, which decreased due to a temporary plant shut down as we commission new production equipment there.

Gross profit:

Overall gross profit increased due to the increase in sales mentioned above.  Gross margin increased 100 basis points due to a 250 basis point increase in our minerals and materials segment’s gross margin.

Index

Selling, general and administrative expenses (SG&A):

SG&A expenses increased $4.4 million.  This includes a $1.3 million bad debt expense within our oilfield services segment as well as $0.7 million of expenses incurred to write off certain information technology equipment in our corporate segment.  The remaining increase relates to increased benefits and compensation expenses, such as commissions, which generally increase with sales.

Operating profit:

Operating profit increased due to the increase in gross profit mentioned earlier, partially offset by the increase in SG&A expenses.  Overall, however, operating profits increased faster than sales, reflective of our increased operating leverage.

Other income (expense), net:

The increase in Other, net relates to a $1.7 million provision for estimated losses on certain non-operating assets.

Income tax expense:

Our effective tax rate for the current quarter was 26.5% versus 23.8% in the prior year’s quarter.  Our income tax expense and effective tax rate fluctuated between the periods presented due to distribution of income between taxing jurisdictions.  The current quarter’s income is more heavily concentrated in our domestic operations which typically have a higher income tax rate than our foreign operations.

Index

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Minerals and Materials Segment

	Three Months Ended March 31,
Minerals and Materials	2012 Restated		2011 Restated		2012 vs. 2011
	(Dollars in millions)

Net sales	$125.2	100.0%	$115.8	100.0%	$9.4	8.1%
Cost of sales	91.8	73.3%	87.8	75.8%
Gross profit	33.4	26.7%	28.0	24.2%	5.4	19.3%
Selling, general and administrative expenses	11.9	9.5%	12.0	10.4%	(0.1)	-0.8%
Operating profit	21.5	17.2%	16.0	13.8%	5.5	34.4%

	Three Months Ended March 31,
Minerals and Materials Product Line Sales	2012 Restated	2011 Restated	% change
	(Dollars in millions)
Metalcasting	$62.8	$55.2	13.8%
Specialty materials	26.8	27.4	-2.2%
Basic minerals	19.5	16.4	18.9%
Pet products	14.2	15.1	-6.0%
Other product lines	1.9	1.7	11.8%
Total	125.2	115.8	8.1%

Increased selling prices accounted for approximately 75% of the increase in sales.  We have been successful in increasing selling prices in our metalcasting product line and in our petroleum products (included within our basic minerals product line).  Our metalcasting product line, which includes chromite sales to foundry customers, continues to experience an increase in demand due to growth in demand for automobile and heavy equipment castings.  Our petroleum products are also in high demand given the increased drilling activity occurring in the United States.

The aforementioned selling price increases are the major contributor to the increase in both gross profit and gross margin.  However, they were partially offset by overall increases in costs, especially with regards to certain raw materials.  On a combined basis, the increased selling prices and costs account for 89% of the increase in gross profits.

The trends in operating profit follow those of gross profit.  Operating margin, however, increased more than gross margin (340 basis points versus 250 basis points) due to the fact that the majority of the increase in sales (increased selling prices) were not accompanied by increased SG&A costs.

Index

Environmental Segment

	Three Months Ended March 31,
Environmental	2012 Restated		2011 Restated		2012 vs. 2011
	(Dollars in Millions)

Net sales	$51.0	100.0%	$51.7	100.0%	$(0.7)	-1.4%
Cost of sales	36.4	71.4%	36.4	70.4%
Gross profit	14.6	28.6%	15.3	29.6%	(0.7)	-4.6%
Selling, general and administrative expenses	13.7	26.9%	13.5	26.1%	0.2	1.5%
Operating profit (loss)	0.9	1.7%	1.8	3.5%	(0.9)	-50.0%

	Three Months Ended March 31,
Environmental Product Line Sales	2012 Restated	2011	% change
	(Dollars in millions)
Lining technologies	$19.3	$21.6	-10.6%
Building materials	18.7	17.5	6.9%
Drilling products	8.6	6.0	43.3%
Contracting services	4.4	6.6	-33.3%
Total	51.0	51.7	-1.4%

Sales decreased slightly in the current quarter as decreases in our lining technologies and contracting services product lines overshadowed increases in our drilling and building materials product lines.  Demand for lining technology product and systems has decreased in the US and Europe, and we are in the process of exiting some portions of the contracting services business in Europe.  We have enjoyed continued success from increased volumes on innovative building materials products, and demand for our drilling products remains strong.

Gross profit decreased as lower volumes caused per unit production costs to increase.   Sales were also slightly more concentrated in lower margin, accessory products.

Although SG&A expenses contain a variety of increases and decreases, none are individually significant and the overall result is that SG&A expenses remained constant between the two periods.   Thus, the trends in operating profit and operating profit margin follow those of gross profit and gross margin.

Index

Oilfield Services Segment

	Three Months Ended March 31,
Oilfield Services	2012		2011 Restated		2012 vs. 2011
	(Dollars in Millions)

Net sales	$55.3	100.0%	$45.6	100.0%	$9.7	21.3%
Cost of sales	39.9	72.2%	32.0	70.2%
Gross profit	15.4	27.8%	13.6	29.8%	1.8	13.2%
Selling, general and administrative expenses	10.6	19.2%	7.8	17.1%	2.8	35.9%
Operating profit	4.8	8.6%	5.8	12.7%	(1.0)	-17.2%

The majority of the revenue increase (approximately 61%) occurred in our foreign operations, which primarily focus on water treatment technologies, where we have been successful in gaining new contracts with customers.  Domestically, revenues increased mostly in our coil tubing and water treatment service lines due to increases in overall demand and increased service capacity after having purchased additional equipment in late 2011.

Gross profit increased with sales, and gross margin decreased as a result of decreased margin in our domestic operations.  Due to the commissioning of new equipment and an increased concentration of land based jobs, our domestic gross margin decreased in our water treatment and coil tubing services.  Gross profit margin in our international operations benefitted from increased economies of scale given the growth in revenues.

Of the $2.8 million increase in SG&A expenses, approximately $1.3 million relates to one bad debt.  The remainder of it relates to increased compensation and benefit expenses associated with improved performance and growth within the segment.

Operating profit decreased as the increase in gross profit was overshadowed by the increase in SG&A expenses.  The decrease in gross margin and the increase in SG&A expenses led to the decrease in operating profit margin.

Transportation Segment

	Three Months Ended March 31,
Transportation	2012		2011		2012 vs. 2011
	(Dollars in Millions)
Net sales	$11.1	100.0%	$12.7	100.0%	$(1.6)	-12.6%
Cost of sales	9.9	89.2%	11.3	89.0%
Gross profit	1.2	10.8%	1.4	11.0%	(0.2)	-14.3%
Selling, general and administrative expenses	1.0	9.0%	0.9	7.1%	0.1	11.1%
Operating profit	0.2	1.8%	0.5	3.9%	(0.3)	-60.0%

This segment provides services to third parties as well as AMCOL companies within our other segments.  Revenues decreased due to increased competition as well as availability of drivers, who are being recruited to oil and gas opportunities in the Bakken shale region.  Operating profit decreased as a result of the decrease in revenues.

Index

Corporate Segment

	Three Months Ended March 31,
Corporate	2012 Restated	2011 Restated	2012 vs. 2011
	(Dollars in Millions)
Intersegment sales	$(7.1)	$(7.2)	0.1
Intersegment cost of sales	(7.2)	(6.8)
Gross profit (loss)	0.1	(0.4)	0.5
Selling, general and administrative expenses	6.1	4.7	1.4	29.8%
Operating loss	(6.0)	(5.1)	(0.9)	17.6%

Intersegment sales are eliminated in our corporate segment.  These are mostly sales between our transportation segment and our minerals and materials and environmental segments as well as sales between our minerals and materials segment to our environmental and oilfield services segments.

The largest increase in corporate SG&A expenses relates to a $0.7 write-off of certain information technology investments and increased professional fees.

Balance Sheet Review

Our working capital level remained steady; it was $289.8 million at March 31, 2012 and $288.4 million at December 31, 2011.  We were able to maintain a stable working capital level even though sales increased significantly due to improvements in collections of accounts receivable.  We also increased our investments in property, plant and equipment, mostly in our oilfield services and minerals and materials segments, to help grow and maintain those businesses.  Improved performance of working capital allowed us to not only fund these investments but also reduce our debt balance in the first three months of 2012.

Our accumulated other comprehensive loss decreased $10.0 million, primarily due to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation.  Although all foreign subsidiaries are subject to translation adjustments during consolidation, the exchange rates between the USD and the PLN, the ZAR and the TRY have fluctuated significantly, causing the majority of the change in this account.  Last, our treasury stock account has decreased due to exercise of stock compensation awards by our employees.  We expect to exhaust our supply of treasury shares during 2012 as we provide them to employees upon exercise of stock compensation awards; if our supply is exhausted, we may issue additional shares as awards are exercised.

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

Index

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

	Three Months Ended March 31,
Cash Flows ($ in millions)	2012 Restated	2011 Restated
Net cash provided by operating activities	$20.5	$10.3
Net cash used in investing activities	(15.4)	(9.8)
Net cash provided by (used in) financing activities	(12.3)	(6.3)

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

	As at
	March 31,	December 31,
Financial Position ($ in millions)	2012 Restated	2011 Restated
Non-cash working capital	$272.9	$264.3
Goodwill & intangible assets	107.4	106.4
Total assets	858.8	849.1

Long-term debt	250.7	260.7
Other long-term obligations	63.6	62.8
Total equity	417.8	394.9

Non-cash working capital at March 31, 2012 increased $8.6 million as compared to the amount at December 31, 2011 due to increased working capital required to support the growth in the business.  Given the seasonality of our environmental and oilfield services segments as well as the project nature of some of our services provided in the oilfield services segment, working capital levels have historically increased in the early and middle parts of the year and then decreased later in the year; we do not see a reason why this trend would not continue.

Index

Improved performance of working capital allowed us to reduce long-term debt by $10.0 million in the first quarter of 2012.  Long-term debt as a percentage of total capitalization decreased 230 basis points to 37.5%.  We have approximately $179.2 million of borrowing capacity available from our revolving credit facility as of March 31, 2012.  We are in compliance with the financial covenants related to the revolving credit facility as of the period covered by this report.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Item 7 of our Annual Report on Form 10-K/A, for the year ended December 31, 2011 discloses our contractual obligations and off-balance sheet arrangements.  There were no material changes in our contractual obligations and off-balance sheet arrangements.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, they concluded that, as of the end of such period and due to the material weakness in internal control over financial reporting as outlined below in Changes in Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting, on a timely basis, information we are required to disclose in the reports we file or submit under the Exchange Act.  Notwithstanding the foregoing and for the periods presented, we believe the financial statements included within this report fairly present in all material respects the financial position and results of operations of the Company in conformity with generally accepted accounting principles in the United States.

Index

Changes in Internal Control Over Financial Reporting

In our Form 10-K/A for the twelve months ending December 31, 2011, we disclosed the presence of a material weakness in our internal control over financial reporting as of that date.  The material weakness we identified specifically relates to inadequate financial oversight of the European operations within our Environmental segment, especially as it relates to the contracting services product line in which we began reducing our participation in 2011.  Specifically, our internal control over financial reporting did not provide sufficient financial review of these operations by our European leaders and gave certain tasks to employees unqualified to perform them.  These control weaknesses led to errors in our financial statements relating to accounting for inventories, long term customer contracts, and the recognition of bad debt expenses.  These errors led to our restating our financial statements to correctly account for these items as presented in that Form 10-K/A for the annual periods ending December 31, 2011, 2010 and 2009, as well as the financial statements presented in this Form 10-Q/A.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Even before identification of the aforementioned material weakness in internal control over financial reporting and in the normal course of business, we had begun, during the fiscal year ended December 31, 2012, making improvements in our internal control over financial reporting.  These 2012 improvements included:
•
Created a new finance position - We created a new position titled Finance Director - EMEA.  This position reports to our Chief Financial Officer and consolidates all financial reporting responsibility for EMEA operations with one person whereas previously it resided with two people who reported to our European management.  A new individual was hired in 2012 to fulfill the responsibilities of this role, including exercising oversight and review of all our European operations.

•
Changed the reporting relationship of our accounting staff - In conjunction with the hiring of the new Finance Director - EMEA, we changed the reporting relationships of our finance and accounting staff such that they now report up through our Chief Financial Officer whereas they had previously reported up through their local country general managers.

•	Augmented our accounting staff - In addition to the Finance Director - EMEA position, we replaced and in some cases hired additional staff in our foreign operations, including Europe.
•
Increased oversight from our domestic accounting staff - Our domestic accounting staff made additional visits to our foreign operations, including those in Europe, to review their local accounting operations and the propriety of accounting for local transactions.  In addition, our domestic accounting staff instituted monthly telephonic reviews with our finance leaders worldwide to discuss the monthly financial results and other accounting matters relating to each subsidiary.  They also instituted quarterly analytical reviews of our foreign entities’ financial statements to vet those results before they are reviewed by our segment finance staff.

•
Formalized monthly financial reviews - We formalized and expanded monthly financial statement reviews between our finance and business management team members within all our subsidiaries wherein the discussions of financial results, initiatives, and action items are now documented in a monthly memo.

Index

PART II - OTHER INFORMATION

Item 6:	Exhibits

Exhibit Number

10.1
Credit Agreement dated as of January 20, 2012 by and among the Company, certain of its subsidiaries, BMO Harris Bank N.A., as administrative agent, and certain other financial institutions identified as lenders therein (1)

10.2	2012 Performance Agreement dated March 14, 2012 by and between the Company and Michael Johnson(2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures(2)
101	The following information from our Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):
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

(1) Exhibit is incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 23, 2012
(2) Exhibit is incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2012

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	April 05, 2013	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date:	April 05, 2013	/s/ Donald W. Pearson
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