Form 10-K
period 2012-12-31
AMCOL INTERNATIONAL CORP
filed 2013-04-10
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☒

The aggregate market value of the registrant’s $.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $27.68 per share on June 30, 2012, and, for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $715.8 million.

Registrant had 32,287,200 shares of $.01 par value Common Stock outstanding as of March 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

PART I

Item 1. Business

GENERAL

AMCOL International Corporation (together with its subsidiaries, “AMCOL,” “we,” “us” or “our”) is a leading international producer of specialty materials and related products and services for the industrial and consumer markets.  AMCOL was originally incorporated in South Dakota in 1924, reincorporated in Delaware in 1959, and is listed on the New York Stock Exchange under the ticker symbol ACO.

We operate in five segments: performance materials, construction technologies, energy services, transportation and corporate. Our performance materials segment—previously referred to as our minerals and materials segment—is a leading supplier of bentonite related products.  Our construction technologies segment—previously referred to as our environmental segment—provides products for non-residential construction, environmental and infrastructure projects worldwide.  Our energy services segment—previously referred to as our oilfield services segment—offers a range of patented technologies, products and services for both upstream and downstream oil and gas production.  Our transportation segment, which serves our domestic subsidiaries as well as third parties, is a dry van and flatbed carrier and freight brokerage service provider.  Our corporate segment includes the elimination of intersegment revenues as well as certain expenses associated with research and development, management, employee benefits and information technology activities.

A significant portion of the products sold by our performance materials segment and, to a lesser extent, our construction technologies segment, utilize a mineral called bentonite.  Bentonite has several valuable characteristics, including its ability to bind, swell, adsorb, control rheology, soften fabrics, and have its surface modified through chemical and physical reactions. We also develop applications for other specialty minerals, most significantly chromite and leonardite.

We earn revenues from the sale of finished products, provision of services, rental of equipment, and charges for shipping goods and materials to customers.  Our service revenues are derived primarily from our construction technologies, energy services, and transportation segments; our transportation segment is purely service based.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	Percentage of Net Sales
	2012	2011	2010
Performance materials	50%	51%	50%
Construction technologies	23%	27%	27%
Energy services	26%	21%	19%
Transportation	4%	6%	6%
Intersegment sales	-3%	-5%	-2%
	100%	100%	100%

Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of our segments are set forth in our Notes to Consolidated Financial Statements included later herein.

OUR SEGMENTS

Performance Materials Segment

Our performance materials segment is one of the world’s leading producers and suppliers of bentonite and bentonite-related products.  It also supplies chromite and leonardite, and operates more than 25 mining or production facilities worldwide.  We excel in transforming ordinary minerals and materials into extraordinary value, meeting the needs of our customers around the world.

Bentonite is a sedimentary deposit containing greater than 50% montmorillonite and is volcanic in origin. It is surface mined and then dried, crushed, sent through grinding mills where it is sized to customer requirements, and transferred to silos for automatic bagging or bulk shipment.  The processed bentonite may also be chemically modified.  Bentonite’s unique chemical structure gives it a diverse range of capabilities, enabling it to act as a thickener, sealant, binder, lubricant or absorption agent.  From a commercial standpoint, there are two primary types of natural bentonite, sodium and calcium. Sodium-bentonite is characterized by its ability to absorb large amounts of water and form viscous, thixotropic suspensions. Calcium-bentonite, in contrast, is characterized by its low water absorption and swelling capabilities and its inability to stay suspended in water. Each type of bentonite has its own unique applications.

We mine chromite, an iron chromium oxide, from open cast mines in South Africa and transport it to our nearby processing facility.  There, the chromite ore is further crushed, milled, washed, and separated from impurities. We are improving our chromite production process to manufacture a wider range of precisely specified materials to provide value to our customers’ operations and efficiency.

We mine leonardite, a form of oxidized lignite, in North Dakota and transport it to our nearby processing facility.  Its primary uses include metalcasting, drilling fluid additive, and agricultural applications.

Our performance materials segment conducts its business through wholly-owned subsidiaries and investments in affiliates and joint ventures throughout the world.  It is comprised of four key product lines: metalcasting; specialty materials; basic minerals; and pet products. Our principal products are marketed under various registered trade names, including VOLCLAY®, PANTHER CREEK®, PREMIUM GEL®, ADDITROL®, ENERSOL®, and Hevi-Sand®.

Performance Materials Product Lines

Metalcasting: In the formation of sand molds for metalcastings, sand is bonded with minerals and various other additives to yield desired casting form and surface finish. Our metalcasting products include blended mineral binders containing sodium and calcium bentonite and organic additives sold under the trade name ADDITROL®. We employ a consultative sales process to sell custom-blended mineral and non-mineral products to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine castings and rail car components. Our products help our customers in the foundry and casting industry to reduce waste from metalcasting defects, improve the efficiency and recycling of sand blends in mold sand systems, and improve air quality by reducing volatile organic compound emissions.

In the ferrous casting market, we specialize in blending bentonite of various grades by themselves or with mineral binders containing sodium bentonite, calcium bentonite, seacoal and other ingredients. We also have a line of formulated additives that introduce silicon and carbon in the melt phase of the casting process.

In the steel alloy casting market, we sell a chromite product with a particle size distribution specific to a customer’s needs. One of chromite’s qualities is its ability to conduct heat. Thus, we market the product for use in making very large, high integrity, steel alloy castings where the chromite is better suited to withstand the high heat and pressure associated with the casting process.

Specialty Materials:  Our specialty materials products contain bentonite and synthetic additives offering proprietary solutions for consumer and industrial applications.  We also offer products for bio-agricultural applications.  The key markets and applications of our specialty materials products include the following:

Fabric Care:  We supply high-grade, agglomerated bentonite and other mineral additives used in fabric care products.  We not only supply cost-effective products and additives but also provide product development capabilities to adapt to our customers’ product requirements.  Bentonite performs as a softening agent in certain powdered-detergent formulations, and it can also act as a carrier for colorants and fragrances.

Personal Care: We manufacture adsorbent polymers and purified grades of bentonite for sale to manufacturers of personal skin care products.  The adsorbent polymers are used to deliver high-value actives in skin-care products. Microsponge® and Poly-Pore® are the principal trade names under which these products are sold. Bentonite-based materials act as thickening, suspension and dispersion agent emollients.

Basic Minerals: Our basic minerals product line supplies minerals to a variety of key markets and industrial applications, including the following:

Drilling Fluid Additives: Sodium bentonite and leonardite are components of drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing.  We market our drilling fluid addtives under our own and private-label trade names. At least two drilling fluid service competitors have captive bentonite operations while others are party to long-term bentonite supply agreements. The potential customers for our products, therefore, are generally limited to those service organizations that neither are vertically integrated nor have long-term supply arrangements with other bentonite producers.  Our primary trademark for this application is the trade name PREMIUM GEL®.

Ferro Alloys: A by-product of our chromite processing operations for foundry products includes a chromite ore which has physical properties suited for use in producing ferrochrome. The ore generally needs to have a chromite content in excess of 42% to meet metallurgical grade specifications. Manufacturers of stainless steel are the primary users of ferrochrome.

Other Industrial: We produce bentonite and bentonite blends for the construction industry to be used as a plasticizing agent in cement, plaster and bricks, and as an emulsifier in asphalt. We also supply bentonite to help pelletize other materials for ease of use. Examples of this application include the pelletizing of iron ore and livestock feed.

Pet Products: Our pet products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters as well as specialty pet products sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout the U.S. Our scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box.  We are primarily a private-label producer of cat litter, and our products are marketed under various trade names.  These products are sold solely in the U.S. from three principal sites from which we package and distribute finished goods. Our transportation segment provides logistics services and is a key component of our capability in supplying customers on a national basis.

Sales and Distribution

In 2012, the top ten customers of our performance materials segment accounted for approximately 30% of this segment’s sales worldwide.

The following table sets forth the percentage of our net sales generated from each product line in 2012:

2012 Percentage of Net Sales
Metalcasting	54.0%
Specialty materials	22.3%
Pet products	10.8%
Basic minerals	11.2%
Other product lines	1.7%

Total	100.0%

The following table sets forth the percentage of our performance material segment’s 2012 net sales attributable to our different geographic regions:

Americas	61.1%
EMEA(1)	17.4%
Asia Pacific	21.5%

100.0%
(1) Europe, Middle East and Africa

Our performance materials segment sells products not only to third party customers but also to our other segments, principally our construction technologies segment.  Bentonite is a material included within several products in our construction technologies segment, most notably within our lining technologies product line.

Sales and distribution of products is conducted primarily by our own employees.  Our industry-specialized sales groups and technically-oriented sales persons serve each of our major markets.  Certain of our products are distributed through networks of distributors and representatives, who warehouse specific products at strategic locations.

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

Seasonality

We do not consider our performance materials segment to be seasonal in nature.

Construction Technologies Segment

Our construction technologies segment serves customers engaged in a broad range of construction projects, including site remediation, concrete waterproofing for underground structures, liquid containment on projects ranging from landfills to flood control, and drilling applications including foundation, slurry wall, tunneling, water well, and horizontal drilling.

Our construction technologies segment conducts its business through wholly-owned subsidiaries and joint ventures throughout the world.  This segment is comprised of four key product lines: building materials; contracting services; drilling products; and lining technologies.

Construction Technologies Product Lines

Lining Technologies: We sell lining and other products for a variety of applications, most of which are directed to preserving or remediating environmental issues. We help customers protect ground water and soil through the sale of geosynthetic clay liner products containing bentonite. We market these products under the BENTOMAT® and CLAYMAX® trade names principally for lining and capping landfills, mine waste disposal sites, water and wastewater lagoons, secondary containments in tank farms, and other contaminated sites. We also provide associated geosynthetic materials for these applications, including geotextiles and drainage geocomposites.

Our lining technologies product line also includes specialized technologies to mitigate vapor intrusion in new building construction. Our innovative vapor barrier systems prevent potentially harmful vapors from entering occupied space, thus facilitating low-risk redevelopment.  We also provide reactive capping technologies and solutions to effectively contain residual contamination, reduce costs associated with ex-situ remedies, and aid in environmental protection. Products offered include Liquid Boot®, a liquid applied vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material; ORGANOCLAY®, which absorbs organic containments; and QUIK-SOLID®, a super absorbent media

Building Materials: We offer a wide variety of active and passive waterproofing and greenroof technologies for use in protecting the building envelope of non-residential constructions, including buildings, subways, and parkway systems.  Our products include VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite; ULTRASEAL®, an advanced membrane using a unique active polymer core; and COREFLEX®, featuring heat-welded seams for protection of critical infrastructure. In addition to these membrane materials, we also provide roofing products and a variety of sealants and other accessories required to create a functional waterproofing system.

Drilling Products: Our drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction. The products are used to install monitoring wells, facilitate horizontal and water well drilling, and seal abandoned exploration drill holes. VOLCLAY GROUT™, HYDRAUL-EZ®, BENTOGROUT® and VOLCLAY TABLETS™ are among the trade names for products used in these applications. Ground source heat loop systems utilizing GEOTHERMAL GROUT™ represent a developing area for drilling products. We also offer a range of drilling products used in the excavation of foundations for large buildings, bridges and dams; these products include SHORE PAC® and PREMIUM GEL®.

 Contracting Services: Contracting services, which involve installation of products, are occasionally offered to customers for select projects.

Sales and Distribution

On an individual customer basis, we generated less than $5 million of sales from each of the top five customers in the construction technologies segment.

The following table sets forth the percentage of our net sales generated from each product line in 2012:

2012 Percentage of Net Sales
Lining technologies	41.2%
Building materials	34.0%
Drilling products	16.4%
Contracting services	8.4%

Total	100.0%

The following table sets forth the percentage of our construction technologies segment’s 2012 net sales attributable to our different geographic regions:

Americas	48.7%
EMEA	41.1%
Asia Pacific	10.2%

100.0%

Our building materials products are sold through our own sales professionals as well as through an integrated distributor and dealer network. The end-users of these products are generally building sub-contractors who are responsible for installing the products. These products include a longer term warranty in instances where we can control or monitor the installation of the final product on the job site.  Our sales and technical staff typically assist project designers by providing technical data to engineers and architects who specify our products in the design of building structures.

Our drilling products are generally sold through an extensive distribution network coordinated by our regional sales managers. The end customers for these products are typically small well drilling companies and general contractors.

Sales and distribution of our lining technologies products are primarily performed through our own personnel and facilities. Our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate.

Seasonality

Most of the products in our construction technologies segment are impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be greater during the period from April through October. As a result, we consider the business of this segment to be seasonal.

Energy Services Segment

Our energy services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry.  Operating as CETCO Energy Services, we offer a range of patented technologies, products and services for all phases of oil and gas production, transportation, refining, and storage throughout the world.  We provide both land-based and offshore water treatment, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and gas industry. We provide our services through subsidiaries located in Australia, Brazil, Malaysia, Nigeria, the United Kingdom, and the U.S., principally in the Gulf of Mexico and the surrounding on-shore area.

Principal Services.  The following are the principal services we provide:

Water Treatment: We help customers comply with regulatory requirements by providing equipment, technologies, personnel and filtration media to treat waste water generated during oil production.

Coil Tubing:  Our coil tubing services utilize metal piping which comes spooled on a large reel.  We provide both equipment and operating personnel to perform services ranging from acid stimulation, reverse circulation, cementing, pressure control, nitrogen injection, and other operations that involve pumping fluids into a well.  Horizontal wells and shale completions are a large component of our operations.

Well Testing:  We provide equipment and personnel to help customers control well production as well as to clean up, unload, separate, measure component flow, and dispose of fluids from oil and gas wells.

Nitrogen Services:  Liquid nitrogen is commonly used in the pipeline, refinery, and oil and natural gas industry. By providing liquid nitrogen that is then changed into nitrogen gas with our personnel and mobile equipment, we help customers perform maintenance activities in a safe environment on their production platforms, pipeline operations, and refineries.  These services are provided in jetting wells that are loaded with fluid; stimulating wells, including fracturizing and acidizing; displacing completion fluids prior to perforating; inflating flotation devices for offshore installations; and pressure testing and other maintenance activities.

Pipeline: Our personnel utilize engineered equipment that separates, filters, cleans and allows treatment of effluents arising from pipeline testing and maintenance activities.

Sales and Distribution

The top ten customers in our energy services segment accounted for 47% of the segment sales worldwide in 2012 with no individual customer greater than 10% of this segment’s sales.  However, the composition of customers within this group varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry. Approximately 80% of sales are in the Americas. Our largest geographical market is the U.S., and more specifically the Gulf of Mexico region. Approximately 14% of sales are in the Asia-Pacific region and 6% are in EMEA.

Employees in this segment primarily sell our services on a direct basis. Our principal customers are companies who maintain substantial drilling and production operations for both oil and natural gas.

Seasonality

Much of the business in the energy services segment is impacted by weather conditions. Our business is concentrated in the Gulf of Mexico and surrounding states where our customers’ oil and gas production facilities are subject to natural disasters, such as hurricanes. Given this, our sales could be lower in the June to November months. It can also experience periods of growth after a hurricane as customers require our services to start their operations back up.

Transportation Segment

We operate a long-haul trucking business—Ameri-Co Carriers, Inc.— and a freight brokerage business—Ameri-Co Logistics, Inc.—primarily for delivery of finished products throughout the continental U.S. These services are provided to our subsidiaries as well as third-party customers. By having a captive transportation business, we are better able to control costs, maintain delivery schedules and assure equipment availability in the delivery of our products. In 2012, approximately 50% of the revenues of this operation involved domestic services provided to our performance materials and construction technologies segments.

MINERAL RESERVES AND MINING

Mineral Reserves

We have reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through our investments in affiliates and joint ventures, we also have access to bentonite deposits in Egypt, India, and Mexico. Assuming the continuation of our 2012 consumption rates and product mix, we have proven, assigned reserves of commercially usable sodium bentonite for the next 35 years.  Under the same assumptions, we have proven, assigned reserves of commercially usable calcium bentonite for the next 10 years. While we believe that our reserve estimates are reasonable and our title and mining rights to our reserves are valid, we have not obtained any independent verification of such reserve estimates or such title or mining rights.

We own or control the properties on which our reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. A majority of our bentonite reserves are owned. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments.

The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrues to us through over eighty mining lease and royalty agreements and 2,000 mining claims. The majority of these are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

In general, our bentonite reserves are immediately adjacent to, or within sixty miles of, one of seven related processing plants. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material. Access to processing facilities from the mining areas is generally by private road, public highways, or railroads. For each leased property and mining claim, there are multiple means of access.

To retain possessory rights in unpatented mining claims in North America, a fee of $140 per year per 20 acres for each unpatented mining claim is required. The validity of title to unpatented mining claims is dependent upon numerous factual matters. We believe that the unpatented mining claims that we own are in compliance with all applicable federal, state and local mining laws, rules and regulations. We are not aware of any material conflicts with other parties concerning our claims. From time to time, members of Congress and members of the executive branch of the federal government have proposed amendments to existing federal mining laws. The various amendments would have had a prospective effect on mining operations on federal lands and include, among other things, the imposition of royalty fees on the mining of unpatented claims, the elimination or restructuring of the patent system and an increase in fees for the maintenance of unpatented claims. To the extent that future proposals may result in the imposition of royalty fees on unpatented lands, the mining of our unpatented claims may become uneconomic and royalty rates for privately leased lands may be affected. We cannot predict the effect any potential amendments may have or whether or when any such amendments might be adopted.

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

	Tons Sold (000s)			Wet Tons	Assigned	Unassigned		Mining Claims
	2012	2011	2010	of Reserves	Reserves	Reserves	Conversion	Owned	Unpatented	Leased
				(000s)	(000s)	(000s)	Factor		**
Sodium Bentonite
Assigned
Australia	17	13	9	1,427	1,427	-	80%	-	-	1,427
Belle/Colony, WY/SD	1,144	1,125	1,121	44,652	44,652	-	77%	4,521	2,157	37,974
Lovell, WY	590	598	605	29,477	29,477	-	86%	14,915	11,437	3,125
TOTAL ASSIGNED	1,751	1,736	1,735	75,556	75,556	-		19,436	13,594	42,526

Unassigned
SD, WY, MT	-	-	-	61,373	-	61,373	82%	54,811	3,594	2,968
TOTAL UNASSIGNED	-	-	-	61,373	-	61,373		54,811	3,594	2,968

TOTAL SODIUM BENTONITE	1,751	1,736	1,735	136,929	75,556	61,373		74,247	17,188	45,494
					55%	45%		54%	13%	33%
Calcium Bentonite
Assigned
Chao Yang, Liaoning, China	374	351	261	1,507	1,507	-	78%	-	-	1,507
Nevada	-	2	2	535	35	500	75%	35	500	-
Sandy Ridge, AL	82	91	89	5,959	5,959	-	76%	1,707	-	4,252
Turkey	160	140	134	972	972	-	77%	-	-	972
TOTAL ASSIGNED	616	584	486	8,973	8,473	500		1,742	500	6,731

Unassigned
Vici, OK	-	-	-	99	-	99	76%	-	-	99
TOTAL UNASSIGNED	-	-	-	99	-	99		-	-	99

TOTAL CALCIUM BENTONITE	616	584	486	9,072	8,473	599		1,742	500	6,830
					93%	7%		19%	6%	75%
Leonardite

Gascoyne, ND	50	52	52	719	719	-	73%	-	-	719
					100%					100%
Chromite

South Africa	145	121	122	1,355	1,355	-	75%	1,355	-	-
Other

Nevada	-	-	-	2,997	-	2,997	80%		-	2,997

GRAND TOTALS	2,562	2,493	2,395	151,072	86,103	64,969		77,344	17,688	56,040
					57%	43%		51%	12%	37%
**      Quantity of reserves that would be owned if patent was granted.

Assigned reserves are reserves which could be reasonably expected to be processed in existing plants. Unassigned reserves are reserves which will require additional expenditures for processing facilities. Conversion factor is the percentage of reserves that will be available for sale after processing. Our estimates of assigned and unassigned reserves in the above table require us to make certain key assumptions. These assumptions relate to consistency of clay beds in relation to drilling samples obtained with respect to both quantity and quality of reserves contained therein; the ratio of overburden to mineral deposits; any environmental or social impact of mining the minerals; and profitability of extracting those minerals, including haul distance to processing plants, applicability of minerals to various end markets and selling prices within those markets, and our past experiences in the mineral beds, several of which we have been operating in for over 80 years. We estimate that available supplies of other materials utilized in our performance materials business are sufficient to meet our production requirements for the foreseeable future.

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

Chromite is mined from open cast pits from our property in South Africa and transported to our nearby processing facility. In our facility, the ore is further crushed, milled, washed, and separated from impurities. We are improving our South African production facility to give it the ability to manufacture a range of precisely specified materials, such as ones with specific particle sizes, that provide value to our customer’s operations and efficiency.

COMPETITION

We believe that we are one of the largest global producers of bentonite products. Our performance materials segment competes with our substantial domestic and international competition on the basis of product quality, price, logistics, service and technical support. There are numerous major producers of competing products and various regional suppliers in the areas we serve. Some of our competitors, especially in the chromite market, are companies primarily in other lines of business with substantially greater financial resources than ours.

Our lining technologies product line competes with geosynthetic clay liner manufacturers worldwide, several suppliers of alternative lining technologies, and providers of soil and environmental remediation solutions and products. The building materials product line competes in a highly fragmented market comprised of a wide variety of alternative technologies. A number of integrated bentonite companies compete with our drilling products. Competition for all product lines is based on product quality, service, price, technical support and product availability.

Our energy services segment competes with other oil and gas services companies. Several of these competitors have significantly more resources than we do and consequently may be better able to compete in periods of economic downturn, especially in terms of selling prices. However, we believe we offer several competitive advantages, especially in the area of water treatment services, due to superior and innovative technologies that we have developed internally and the combination of services that we can provide.

INTELLECTUAL PROPERTY

We hold a number of U.S. and international patents, and we obtain patents on new technologies and applications when appropriate.  However, we do not believe that any one or any combination of such patents is material to our business as a whole.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

Our operations are subject to a variety of national (including federal, state, and local) and international laws and regulations relating to environmental, health and safety (“EHS”) matters. Numerous governmental departments issue rules and regulations to implement and enforce such regulations that are often complex and costly to comply with and that carry substantial administrative, civil and possibly criminal penalties for noncompliance.  Under these evolving laws and regulations, we may be liable for remediation or removal costs, damages and other costs associated with releases of hazardous materials into the environment, and such liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed.  In particular, we are subject to certain requirements under the Clean Air Act. Our production processes involve the grinding and handling of dried clay, which generates dust. All of our plants are equipped with dust collection systems. We have not had, and do not presently anticipate, any significant regulatory problems in connection with our dust emission, though we expect ongoing expenditures for the maintenance of our dust collection systems and required annual fees. We have expended, and anticipate that we will continue to expend, financial and managerial resources to comply with EHS regulations.

We are also subject to land reclamation requirements.  Because reclamation of exhausted mining sites has been a regular component of our surface mining operations since 1973, maintaining compliance with current reclamation-related regulation has not materially affected our mining costs.  Our reclamation costs are included in the cost of the bentonite sold.

While the costs of compliance with, and penalties imposed under, these EHS laws historically have not had a material adverse effect on us, future events, such as changes in or modified interpretations of existing laws and regulations, enforcement policies, or further investigation or evaluation of potential health hazards of certain products, may give rise to additional compliance and other costs that could have a material adverse effect on us.

EXPORT SALES AND FOREIGN OPERATIONS

Approximately 36% of our 2012 net sales were generated in countries outside the Americas. Our foreign operations have typically comprised about a third of our income from continuing operations before income taxes, income from affiliates and joint-ventures, and non-controlling interests. Of our tons sold from our domestic mineral deposits in 2012, approximately 24% of these shipments were made to our sister companies and third party customers located outside the United States as compared to 17% and 21% in 2011 and 2010, respectively.

We maintain mineral processing plants in the United Kingdom, China, Australia, South Korea, Poland, Thailand, South Africa and Turkey. Chartered vessels deliver large quantities of our bulk, dried U.S. sodium bentonite to the plants outside the U.S. where it is processed and mixed with other clays and distributed throughout EMEA and the Asia-Pacific region. We manufacture geosynthetic clay liners in the United Kingdom, Spain, Poland, China, South Korea and India. These international operations provide a cost-effective means of supplying the EMEA and Asia-Pacific markets. In addition, we maintain a worldwide network of independent dealers, distributors, and representatives to support sales and distribution.

Our Energy Services segment maintains offices and operations centers in Australia, Brazil, Malaysia, Nigeria and Scotland to service customers in those local markets.

See Notes to our Consolidated Financial Statements included in Item 8 of this report for additional geographic data relating to our business.

EMPLOYEES

As of December 31, 2012, we employed 2,824 people in our global organization, 1,363 of whom were employed outside of the United States. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Labor relations have been satisfactory.

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

Reliance on Metalcasting & Construction Markets

Approximately 54% of our performance materials segment’s sales in 2012 were to the metalcasting market.  Our construction technologies segment’s sales are predominantly derived from the commercial construction and infrastructure markets.  All of these markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for our products sold to these markets may decline and our business or future financial results may be adversely affected.

Susceptibility to Oil and Natural Gas Markets

Revenues from our energy services segment in 2012 represent 26% of consolidated revenues and 29% of consolidated operating income.  Oil and natural gas production activities are heavily influenced by the benchmark price of these commodities, which can be influenced by both economic and political events and, in turn, affect our customers’ demand for our products and services.  Thus, the benchmark prices of oil and natural gas may ultimately affect the performance of this segment.

In addition, oil and natural gas exploration and production activities depend heavily on the location of these natural resources within the earth’s geology and geographic location as well as technologies available to profitably extract them.  For example, the recent application of horizontal drilling technologies allow oil and natural gas production companies to extract significantly greater amounts of oil and natural gas in geological deposits located in areas where we currently do not have a significant presence.  Thus, the performance of our energy services segment is affected by changes in technologies, locations of customers’ targeted reserves, and competition in various geographic markets.

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

Seasonality of Our Energy Services and Construction Technologies Segments

Our energy services and construction technologies segments are affected by seasonal weather patterns.  A majority of our energy services revenues are derived from the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur June 1st through November 30th.  In addition, it is affected by customers’ demands for natural gas.  Natural gas is affected by weather patterns as colder winters increase the demand for natural gas to heat homes and warmer summers increase the demand for natural gas to fuel generators providing electricity to run air conditioners.  Actual or threatened hurricanes or changes in the demand for natural gas can result in volatile demand for services provided by our energy services segment.

Our construction technologies segment is affected by weather patterns which determine the feasibility of construction activities.  Typically, less construction activity occurs in winter months and thus this segment’s revenues tend to be greatest in the second and third quarters when weather patterns in our geographic markets are more conducive to construction activities.

Cyclicality of Our Segments

All of our segments are affected by economic cycles.  During periods of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects.  Such developments occur even amongst customers that are not experiencing financial difficulties.  These risks are more predominant in our construction technology and performance materials segments.

In our construction technologies segment, the construction and infrastructure markets are heavily dependent upon the strength of domestic and international economies.  In our performance materials segment, the metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components.  Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or tough economies, which ultimately may affect the demand for our construction technologies and performance materials segments’ products and services.

Moreover, in periods of lower economic productivity or recession, oil and natural gas prices tend to decrease, which in turn causes exploration companies to reduce their capital expenditures and production and exploration activities.  This has the effect of decreasing the demand and increasing competition for the services that our energy services segment provides.

Risks of International Expansion & Operation

An important part of our business strategy is to expand internationally by establishing a presence in new markets when possible or through acquisitions, joint ventures or other strategic alliances.  Sales and earnings from our overseas operations have increased considerably in recent years and comprise a significant portion of our financial results, including our joint ventures.  As we expand and operate internationally, we will be subject to a myriad of risks, especially in less developed countries whose economies increase at rates faster than more developed nations.  These risks relate to currency exchange rates, political and economic environments, business and trade laws, and regulatory and compliance issues.  These risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, losses in the realizability of our assets, or fluctuations in our earnings due to the impact from our joint ventures.

Regulatory and Legal Matters

Our operations are subject to various federal, state, local and foreign laws and regulations, including those related to EHS matters.  Substantial penalties may be imposed if we violate certain of these laws and regulations, even if the violation was inadvertent or unintentional.  If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply.  In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions.  If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected.  We may also be subject to adverse litigation results in addition to increased compliance costs arising from future changes in laws and regulations that may negatively impact our operations and profits.  Last, certain of our customers are subject to various federal and foreign laws and regulations relating to environmental and health and safety matters, especially our energy services customers who are subject to drilling permits, wastewater disposal and other regulations.  To the extent that these laws and regulations affecting our customers change, demand for our products and services could also change and thereby affect our financial results.

Ability to Complete, Integrate & Finance Acquisitions

Our business strategy includes pursuing acquisitions of complementary businesses, through either our own wholly-owned subsidiaries or our investments in affiliates and joint ventures.  The success of any future acquisitions or investments will be dependent upon our ability to locate attractive businesses at a reasonable price and our ability to successfully integrate them into our existing operations.

In addition, we have typically financed our acquisitions and investments with debt available to us under our various credit facilities and our ability to issue new debt.  We may or may not be able to secure such debt financing on terms substantially similar to our current facilities.  In the future, we may even decide to pay all or a portion of the purchase price of any future acquisition or investment with shares of our common stock.  If we use our common stock in this way, the price of our stock may decrease.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2012 fiscal year and that remain unresolved.

Item 2. Properties

We operate the following principal plants, mines and other facilities, all of which are owned, except as noted below.  We also have numerous other facilities which blend ADDITROL ®, package cat litter and chromite sand, warehouse products and serve as sales offices.

LOCATION	PRINCIPAL FUNCTION
PERFORMANCE MATERIALS
Colony, WY (two plants)	Mine and manufacture sodium bentonite, package cat litter
Lovell, WY (1)	Mine and manufacture sodium bentonite
Sandy Ridge, AL	Mine and manufacture calcium bentonite; blend ADDITROL®
Chao Yang, Liaoning, China	Mine and manufacture calcium bentonite
Enez, Turkey	Mine and manufacture calcium bentonite
Laemchabang, Thailand	Manufacture sodium and calcium bentonite and laundry care products
Ruighoek Farm, Northwest Province, South Africa	Mine and manufacture chromite ore
Yangbuk-Myeun, Kyeung-buk, South Korea	Manufacture metalcasting products
Tianjin, China	Manufacture metalcasting and laundry care products
Winsford, Cheshire, U.K.	Manufacture bentonite, other minerals, and laundry care products
CONSTRUCTION TECHNOLOGIES
Cartersville, GA	Manufacture components for geosynthetic clay liners; manufacture Bentomat® and Claymax® geosynthetic clay liners; manufactures other building materials products
Lovell, WY (1)	Manufacture Bentomat® and Claymax® geosynthetic clay liners and other building materials products
Birkenhead, Merseyside, U.K. (1)(2)	Manufacture Bentomat® geosynthetic clay liner; research laboratory; headquarters for CETCO (Europe) Ltd.
Segovia, Spain	Manufacture Bentomat® geosynthetic clay liners
Suzhou, China	Center for China operations; manufactures lining and waterproofing products for China and greater Asian markets
Szczytno, Poland	Manufacture Bentomat® and Claymax® geosynthetic clay liners
ENERGY SERVICES
Beckville, TX (2)	Well testing services
Broussard, LA (2)	Central operations and distribution
Covington, LA (2)	Headquarters
Driscoll, TX (2)	Coil tubing services
Harvey, LA (2)	Nitrogen sales and service
Kenamen, Malaysia (2)	Filtration services and sales
New Iberia, LA (2)	Coil tubing services
Springtown, TX (2)	Well testing services
TRANSPORTATION
Scottsbluff, NE	Transportation headquarters and terminal
CORPORATE
Hoffman Estates, IL (2)	Corporate headquarters; Construction Technologies headquarters; Performance Materials headquarters; research laboratory
(1)  Shared facilities between performance materials and construction technologies segments.
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

Item 3. Legal Proceedings

We are party to a number of lawsuits arising in the normal course of our business.  Our energy services segment is also party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 million and the other of $9 million.  To date, we have not incurred significant costs in defending these matters.  We believe we have adequate insurance coverage and do not believe that any of the aforementioned pending litigation will have a material adverse impact on our financial condition, liquidity or results of our operations.

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

Executive Officers of Registrant

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS
James W. Ashley	63	Vice President and General Counsel of the Company since January 2012; prior thereto, Partner at Locke Lord LLP since 2008; prior thereto, Partner at Lord Bissell & Brook LLP.
Patrick E. Carpenter	50

Vice President of the Company and President of the construction technologies segment since January 2012; prior thereto, Vice President of Business Development of Colloid Environmental Technologies Company from January 2010 through December 2011, and its Vice President of Construction Materials from January 2007 through December 2009.

Gary L. Castagna	51

Senior Vice President of the Company and President of our performance materials segment since May 2008; prior thereto, Senior Vice President, Chief Financial Officer and Treasurer of the Company since February 2001; prior thereto, a consultant to AMCOL since June 2000;  prior thereto, Vice President of the Company and President of Chemdal International Corporation (this business is a former subsidiary of AMCOL, and consisted of the absorbent polymers business that was sold to BASF AG in June 2000) since August 1997;  since January 2000, Director of M~Wave Incorporated, a manufacturer and distributor of printed circuit boards.

Michael R. Johnson	54	Vice President of the Company since January 2010; President of the energy services segment since 2003; prior thereto, Vice President of CETCO Oilfield Services since 2000.
Ryan F. McKendrick	61

Chief Executive Officer of the Company since January 1, 2011; prior thereto, Chief Operating Officer of the Company since January 1, 2010; prior thereto, Senior Vice President of the Company and President of our environmental segment since November 1998; and President of Volclay International Corporation since 2002.

Donald W. Pearson	51

Senior Vice President, Chief Financial Officer and Treasurer of the Company since May 2008; prior thereto, Vice President Finance, UPM - Kymmene Corporation North America (a large forest products company), May 2006 through May 2008; Financial Controller UPM - Kymmene Corporation North America, February 2004 through May 2006; prior thereto, Senior Vice President, Business Planning, Information Resources, Inc. (an information services provider), August 2000 through February 2004.

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

		Stock Price		Cash Dividends
		High	Low	Declared Per Share
	1st Quarter	$30.96	$25.93	$0.18
Fiscal Year Ended December 31, 2012:	2nd Quarter	34.27	26.63	0.18
	3rd Quarter	36.23	27.70	0.20
	4th Quarter	34.68	28.26	0.20

	1st Quarter	$36.00	$28.92	$0.18
Fiscal Year Ended December 31, 2011:	2nd Quarter	38.62	32.45	0.18
	3rd Quarter	39.85	23.37	0.18
	4th Quarter	35.09	21.60	0.18

We have paid cash dividends every year since 1938.  As of February 13, 2013, there were approximately 10,794 holders of record of the common stock, including shares held in street name.

Purchases of Equity Securities

We did not repurchase any of our outstanding common stock in 2012.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2012. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,633,405	(1)	$26.22	1,174,137	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	1,633,405	(1)	$26.22	1,174,137	(2)

(1)           Includes stock options and  stock settled appreciation rights issued and outstanding under the following AMCOL plans: 1998 Long-Term Incentive Plan; 2006 Long-Term Incentive Plan; and 2010 Long-Term Incentive Plan.

(2)           Subject to issuance pursuant to our 2010 Long-Term Incentive Plan.

Performance Graph

The graph below sets forth a comparison of cumulative total shareholder returns for the past five years for: (i) our stock as traded on the NYSE, (ii) the S&P SmallCap600 Index, and (iii) a custom peer group of publicly traded companies selected in good faith by us (the “Peer Group”).  The graph assumes that $100 was invested at the close of business on December 31, 2007.  All returns were calculated assuming dividend reinvestment on a quarterly basis.  The returns of each company in the Peer Group have been weighted according to market capitalization.  We believe the Peer Group is representative of companies whose businesses, sales sizes, market capitalization and stock trading volumes are similar to AMCOL.  The Peer Group consists of the following companies:  Compass Minerals International, Inc., Dycom Industries, Inc., Lufkin Industries, Inc., Martin Marietta Materials Inc., Minerals Technologies Inc., Oil-Dri Corporation, Rockwood Holdings Inc., RPM International Inc., and Superior Energy Services Inc.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$150
$100
$50
$0
12/2007
12/2008
12/2009
12/2010
12/2011
12/2012
AMCOL International Corporation
S&P SmallCap 600 Index
Peer Group

INDEXED RETURNS ***Years Ending***

Company Name / Index	Based Period 12/2007	12/2008	12/2009	12/2010	12/2011	12/2012
AMCOL International Corporation	100	59.59	83.96	94.08	83.43	97.80
S&P SmallCap 600 Index	100	68.93	86.55	109.32	110.43	128.46
Peer Group	100	64.58	84.87	111.10	104.44	118.33

Item 6. Selected Financial Data

The following is selected financial data for the Company for each of the below annual periods ending December 31st.

 SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2012	2011	2010	2009	2008

Operations Data
Net sales	$985.6	$943.8	$826.3	$687.5	$851.6
Gross profit	271.1	252.3	214.2	184.3	219.2
Selling, general and administrative expenses	173.0	166.2	145.2	135.0	143.5
Operating profit	98.1	86.1	69.0	49.3	75.7
Net interest expense	(10.4)	(11.0)	(9.6)	(12.0)	(12.2)
Net other income (expense)	(3.4)	0.2	1.3	(0.3)	(5.5)
Pretax income	84.3	75.3	60.7	37.0	58.0
Income taxes	23.3	20.8	20.3	5.4	13.9
Income (loss) from affiliates and joint ventures	3.9	5.2	(11.0)	-	(21.7)
Income from continuing operations	64.9	59.7	29.4	31.6	22.4
Discontinued operations	-	(1.2)	(0.9)	0.3	1.9
Net income	64.9	58.5	28.5	31.9	24.3
Net income attributable to AMCOL shareholders	65.1	58.5	29.2	32.0	24.5
Per Share Data
Basic earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	2.03	1.89	0.97	1.03	0.75
Discontinued operations	-	(0.04)	(0.03)	0.01	0.06
Net income	2.03	1.85	0.94	1.04	0.81
Diluted earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	2.01	1.86	0.96	1.02	0.73
Discontinued operations	-	(0.04)	(0.03)	0.01	0.06
Net income	2.01	1.82	0.93	1.03	0.79
Dividends	0.76	0.72	0.72	0.72	0.68

Continued…

SUMMARY OF OPERATIONS
(In thousands, except ratios and share and per share amounts)

	2012	2011	2010	2009	2008

Shares Outstanding Data
End of period	32,184,110	31,728,969	31,032,791	30,773,908	30,437,984
Weighted average for the period-basic	32,050,538	31,708,949	31,178,813	30,764,282	30,445,882
Incremental impact of stock equivalents	347,827	436,824	368,778	269,432	543,751
Weighted average for the period-diluted	32,398,365	32,145,773	31,547,591	31,033,714	30,989,633
Balance Sheet Data (at end of period)
Current assets	$429.5	$406.5	$355.1	$293.1	$371.3
Net property and equipment	301.9	273.5	271.7	248.3	191.5
Other long-term assets	179.2	169.1	180.5	205.4	182.4
Total assets	910.6	849.1	807.3	746.8	745.2
Current liabilities	114.5	118.0	112.5	92.1	109.8
Long-term debt	248.8	260.7	235.7	207.0	256.8
Other long-term liabilities	82.2	75.5	65.0	72.2	51.2
Total equity	465.1	394.9	394.1	375.5	327.4
Other Statistics for Continuing Operations
Depreciation, depletion and amortization	$45.3	$42.1	$36.3	$36.7	$34.1
Capital expenditures	74.5	61.0	47.3	50.7	44.0
Capital expenditures - corporate building	-	-	-	9.7	16.7
Gross profit margin	27.5%	26.7%	25.9%	26.8%	25.7%
Operating profit margin	10.0%	9.1%	8.4%	7.2%	8.9%
Pretax profit margin	8.6%	8.0%	7.3%	5.4%	6.8%
Effective tax rate	27.6%	27.6%	33.4%	14.6%	24.0%
Net profit from continuing operations margin	6.6%	6.3%	3.6%	4.6%	2.6%
Return on average equity	15.1%	14.8%	7.6%	9.1%	7.2%

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

We operate in five segments:  performance materials, construction technologies, energy services, transportation and corporate.  Both our performance materials and construction technologies segments operate manufacturing facilities in North America, Europe, and the Asia-Pacific region.  Our performance materials segment also owns and operates a chrome mine in South Africa.  Our energy services segment principally operates in the Gulf of Mexico and surrounding states and also has a growing presence in South America, Africa and Asia.  Additionally, we have a transportation segment that provides trucking services for our domestic performance materials and construction technologies segments as well as third parties.

Our customers are engaged in various end-markets and geographic regions. Customers in the performance materials segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat litter, cosmetics and laundry care.  Customers in our construction technologies segment include construction contractors, engineering contractors and government agencies.  The energy services segment’s customer base is primarily comprised of oil and natural gas service or exploration companies.

A significant portion of our products have been used in the same applications for decades and have experienced minimal technological obsolescence.  A majority of our sales are made pursuant to short-term agreements; therefore, terms of sale, such as pricing and volume, can change within our fiscal year.

A majority of our revenues are generated in the Americas, principally North America.  Consequently, the state of the U.S. economy, and especially the metalcasting and commercial construction industries, impacts our revenues.  Our fastest growing markets are in the Asia-Pacific and certain European regions, which have continued to outpace the U.S. in economic growth.

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

For testing the recoverability of our long-lived assets, we primarily use discounted cash flow models to estimate the fair value of our long-lived assets.  Critical assumptions used in conducting these tests include expectations of our business performance and financial results, useful lives of assets, and discount rates as well as comparable market data.

In conducting our goodwill impairment tests we rely on both the qualitative and the quantitative assessment methodologies.  For the qualitative method, we consider various events and circumstances (or factors) that would affect the estimated fair value of our reporting units and the level of impact a particular factor would have on the estimated fair value.  For the quantitative method, we primarily use discounted cash flow models to estimate the fair value of our reporting units.  Critical assumptions used in both these testing methodologies include expectations of our business performance and financial results, and weighted average cost of capital as well as comparable market data and our market capitalization.

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

Based on business conditions and market values that existed at October 1, 2012, we concluded that no impairment loss was required.  However, the market value of our common stock continues to fluctuate and if, among other factors, (1) our equity value declines, (2) the fair value of our reporting units decline, (3) we don’t achieve our expected future results, or (4) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, other intangible assets, or other long-lived assets.  Depending on the severity of the changes in the key factors underlying the respective impairment tests, such losses could be significant.

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

Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In determining the discount rate for December 31, 2012, we utilized the Aon Hewitt AA Bond Universe yield curve, which is a hypothetical double A yield curve comprised of a series of annualized individual spot discount rates, applied to the projected benefit payments for our plans. The discount rate used to determine our retirement pension benefit obligation at December 31, 2012 was 4.17% for the qualified defined benefit plan and 4.00% for our SERP.  A 50 basis point decrease in this discount rate would have increased the benefit obligation at December 31, 2012 by $6.2 million and would increase our net cost expected in 2013 by 18%, or $637 thousand.  Likewise at December 31, 2012, a 50 basis point increase in the discount rate would have decreased the benefit obligation by $5.6 million and would decrease our net cost expected in 2013 by 17%, or $581 thousand.

The expected long-term rate of return on defined benefit plan assets was based on our current asset allocations and the expected returns based on current capital market assumptions.  Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."  We assumed a weighted-average expected long-term rate of return on pension plan assets of 7.50% to determine our net defined benefit pension plan expense in 2012.  A 50 basis point decrease in the expected return would increase the net cost expected in 2013 by approximately 8.2%, or $195 thousand.  Likewise, a 50 basis point increase in the expected return would decrease the net cost expected in 2013 by approximately 8.2%, or $195 thousand.

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

Accounting for Long Term Contracts

Our construction technologies and energy services segments generate sales and revenues under long term contracts with customers.  Where applicable, these revenues and related costs are accounted for under the percentage of completion revenue recognition method whereby revenues are recognized as completion occurs, which can be generally measured by either the costs incurred in relation to the total expected costs to complete the contract or the amount of product installed in relation to the total amount expected to be installed.  In addition, we recognize losses on contracts in the period in which we first forecast a loss will occur on the overall contract.  This revenue recognition methodology requires that we continually update our estimates of the amount of work remaining to complete a contract.  Thus, our sales and revenues and related costs are subject to fluctuation depending on changes in estimates of the cost or product required  to complete a contract.

Results of Operations for the Three Years Ended December 31, 2012

The discussion below references the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data.”

Consolidated Income Statement Review

The following table compares our operating results for the past three years.

	Year Ended December 31,
Consolidated	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in Millions)
Continuing Operations
Net sales	$985.6	$943.8	$826.3	4.4%	14.2%
Cost of sales	714.5	691.5	612.1
Gross profit	271.1	252.3	214.2	7.5%	17.8%
margin %	27.5%	26.7%	25.9%
Selling, general and administrative expenses	173.0	166.2	145.2	4.1%	14.5%
Operating profit	98.1	86.1	69.0	13.9%	24.8%
margin %	10.0%	9.1%	8.4%
Other income (expense):
Interest expense, net	(10.4)	(11.0)	(9.6)	-5.5%	14.6%
Other, net	(3.4)	0.2	1.3	*	*
	(13.8)	(10.8)	(8.3)

Income before income taxes and income (loss) from affiliates and joint ventures	84.3	75.3	60.7
Income tax expense	23.3	20.8	20.3	12.0%	2.5%
Income before income (loss) from affiliates and joint ventures	61.0	54.5	40.4
Income (loss) from affiliates and joint ventures	3.9	5.2	(11.0)	*	*
Income from continuing operations	64.9	59.7	29.4

Discontinued Operations
Income (loss) on discontinued operations	-	(1.2)	(0.9)	*	*

Net income (loss)	64.9	58.5	28.5	10.9%	105.3%

Net income (loss) attributable to noncontrolling interests	(0.2)	-	(0.7)	*	*

Net income attributable to AMCOL shareholders	65.1	58.5	29.2	11.3%	100.3%
* Not meaningful

The following analysis comments on the significant fluctuations in our results for the past three years by material category.  The comments are organized in relation to our company’s overall results in general followed by a detailed discussion of these general comments as they relate to each segment individually and in detail.

Net sales

 We measure overall sales growth as being derived organically from base businesses, acquisitions or foreign currency exchange rate fluctuations.  Base or organic businesses represent operations owned for more than one year whereas acquisitions are those owned less than one year.  We did not make any significant acquisitions in the past three years.  Foreign exchange isolates the impact of currency changes over the prior-year period.  The following tables detail components of consolidated 2012 and 2011 sales changes over their respective prior years:

2012 vs. 2011	Base Business	Acquisitions	Foreign Exchange	Total
Performance materials	2.0%	0.0%	-0.4%	1.6%
Construction technologies	-2.0%	0.0%	-1.1%	-3.1%
Energy services	6.8%	0.0%	-0.2%	6.6%
Transportation & intersegment sales	-0.7%	0.0%	0.0%	-0.7%
Total	6.1%	0.0%	-1.7%	4.4%
% of change	136.3%	0.0%	-36.3%	100.0%

2011 vs. 2010	Base Business	Acquisitions	Foreign Exchange	Total
Performance materials	6.8%	0.0%	0.5%	7.3%
Construction technologies	2.4%	0.1%	0.7%	3.2%
Energy services	4.7%	0.0%	0.3%	5.0%
Transportation & intersegment sales	-1.3%	0.0%	0.0%	-1.3%
Total	12.6%	0.1%	1.5%	14.2%
% of change	88.9%	0.7%	10.4%	100.0%

Our energy services segment experienced significant revenue growth domestically and internationally in 2012 that drove our overall organic growth.  Overall revenue growth would have been greater except for the negative effect of foreign currency exchange rate fluctuations, mostly affecting entities within our EMEA region.

Revenues continued to grow organically in 2011 following the 2008-2009 depression.  The largest increase was in our performance materials segment, which significantly benefitted from increased sales of its metalcasting product line (47% of our consolidated revenue growth in 2011), especially to those service customers supplying the automotive industry.  Growth in our energy services segment comprised 35% of our overall revenue growth in 2011, notably due to growth in coil tubing services.

The following table provides a comparison of consolidated sales by geographical region over the last three years:

	2012	2011	2010
Americas	64.0%	62.5%	62.6%
EMEA *	19.4%	23.3%	22.5%
Asia Pacific	16.6%	14.2%	14.9%
Total	100.0%	100.0%	100.0%

* Europe, Middle East and Africa

Inter-regional sales in the table above are eliminated in Americas.

Several factors affect the change in distribution of our revenues across our geographic regions in 2012.  These factors are:  continued domestic growth in our metalcasting sales, strong growth within our energy services’ Malaysian operations, and continued softness in the European operations within our construction technologies segment.  In 2011, our EMEA revenues increased as a percentage of total revenues given the growth in our chromite related products, which are sourced from our South African operations.

Gross profit

Approximately 59% of the increase in gross profit in 2012 results from increased sales, especially in our energy services segment where gross profits increased by 27%.  The remaining increase results from gross margin improvement, largerly in our performance materials segment, and reflective of the continued strong performance in our metalcasting product line.

Approximately 80% of the increase in gross profit in 2011 results from increased sales.  As to the remaining increase, our performance materials segment incurred $5.7 million of unusual costs in 2010 associated with operational issues in our domestic personal care product line.  Excluding these unusual costs, 2010 gross margin would have been 26.6%, or roughly equivalent to the 26.7% gross margin in 2011.

Selling, general, and administrative expenses (SG&A)
Overall, SG&A expenses increased $6.8 million in 2012.  The increase mostly occurred in our energy services segment and was partially offset by decreased expenses in our construction technologies segment.

In 2011, SG&A expenses increased across all segments and is discussed more fully in the segment reviews presented later herein. Amounts for 2010 also include $2.7 million of expenses associated with the retirement of our previous Chief Executive Officer.

Operating profit

In 2012, operating profits increased due to increased gross profits and increased operating leverage, which largely stems from the 140 basis point and 150 basis point improvements in gross profit and operating profit margins, respectively, in our performance materials segment as SG&A expenses remained constant as a percentage of sales within this segment.

In 2011, the increase in operating profit follows the increase in gross profit and was generated from organic growth.  Operating profit in 2010 includes $6.3 million of unusual expenses in our domestic personal care business, as previously discussed, as well as $2.7 million of expenses associated with the retirement of our previous chief executive officer.  Excluding both of these expenses in 2010, operating profit margin in 2011 (9.1%) is not significantly different to 2010’s operating profit margin (9.4%).

Net interest expense

Net interest expense decreased in 2012 due to a decrease in the average interest rate on our debt from 4.5% in 2011 to 4.1% in 2012.

Net interest expense increased in 2011 mostly due to increased average debt levels throughout the year.  As our business grew throughout the year, we increased our debt levels to fund the corresponding increases in working capital required to fuel that growth.  We had $247.3 million of debt outstanding during 2011 at an average interest rate of 4.5%.

Other, net

In 2012, approximately $2.4 million of the increase in Other, net was to provide for estimated losses on certain non-operating assets within our construction technologies segment.

The remaining increase in 2012 relates to losses on foreign currency transactions and foreign currency derivative instruments.  We are particularly sensitive to currency exchange rate fluctuations between the following currency pairs: a) the Euro to the British pound (GBP) and the Polish zloty (PLN), b) the South African Rand (ZAR) to the USD and Australian dollar (AUD), c) the GBP to the Danish kroner (DKK) and the Swiss franc (SEK), and d) the USD to the Indian rupee (INR), the Thai baht (THB), and the Turkish lira (TRY). We continue to work to reduce the effect of foreign currency exposures in order to record neither a gain nor a loss on our foreign currency transactions.  Where possible, we identify currency fluctuation exposures and attempt to mute their impact through the effective use of derivative instruments.  Our future levels of losses or gains on foreign currency transactions and derivatives will depend on fluctuations in the currency rates we are exposed to as well as the hedging activities we undertake, if any.  The effectiveness of these hedging activities can be seen in the reduced amount of gains in Other, net in 2011 as compared to 2010.

Income taxes

The largest factors giving rise to the changes in our effective income tax rates between years lie in the change in effective state tax rates, change in valuation allowances, and income generated in domestic versus foreign jurisdictions which have lower tax rates.  The increased benefits related to state tax rates and income earned in foreign jurisdictions offset the detriments associated with changes in valuation allowances and other items.  A schedule reconciling the U.S. federal statutory income tax rate to our effective rate is included in Note 7 of the Notes to Consolidated Financial Statements.

Our effective income tax rate was 27.6%, 27.6%, and 33.4% in 2012, 2011, and 2010, respectively.  Our effective tax rate in 2012 is comparable to that in 2011. Our 2011 effective income tax rate is less than 2010’s rate due to the fact that 2010 includes expenses of $3.4 million to reserve for income tax benefits in our foreign operations which may not be realized.

Income (loss) from affiliates and joint ventures

Income from affiliates and joint ventures decreased $1.3 million in 2012 because the 2011 amounts include $1.4 million of gains resulting from the sale of our Russian and Belgian investments.  These investments generated losses in 2010 of $7.2 million and $6.9 million, respectively, that relate to impairments.

Excluding our investments in Russia and Belgium, we recorded income of $3.8 million and $3.1 million from our affiliates and joint ventures in each of 2011 and 2010, respectively.  Excluding the Russian and Belgian joint ventures investments, income from our affiliates and joint ventures increased in 2011 due to improved financial performance of our Japanese joint venture and our Mexican joint venture.  The Japanese venture has benefitted from the economic recovery in Japan in 2010 and increased sales of construction technologies products after the tsunami in March 2011.  Our Mexican joint venture has experienced improved performance in its fabric care business.

Regarding the 2010 impairments mentioned above, our investment in the Russian joint venture became impaired due to the continued poor financial performance of that entity which was not expected to recover.  Our Belgian joint venture impaired its fixed assets due to its inability to generate profits and our opinion that it will not be able to do so given the fundamentals of its business and the environment in which it operates.  Our investment in each of these ventures were reduced to zero as of December 31, 2010.

Income (loss) on discontinued operations

In 2011, we sold our domestic contracting services business.  The amounts reflected in Income (loss) from discontinued operations relate solely to these domestic operations, and, as of December 31, 2012 and 2011, our Consolidated Balance Sheets included $1.5 million and $5.7 million of receivables owed to us as a result of the sale of these operations.

Net income attributable to AMCOL shareholders

The $6.6 million increase in net income attributable to AMCOL shareholders in 2012 is primarily due to the $12.0 million increase in operating profit offset by $2.5 million of increased tax expenses associated with that income and $2.4 million of receivable write offs relating to the contracting business we sold in 2011.  The increase in net income attributable to AMCOL shareholders in 2011 is due to increased operating profit, mostly in our performance materials and energy services segments, and increased income from our affiliates and joint-ventures.

Earnings per share (diluted)

Our weighted average number of shares of common stock and common stock equivalent shares outstanding  increased 0.8% in 2012 and 1.9% in 2011 due to exercises of stock compensation awards.  The increase reduced our diluted earnings per share by $0.02 and $0.03 in 2012 and 2011, respectively.  The remaining fluctuations in our diluted earnings per share results from the changes in Net income attributable to AMCOL shareholders, as previously discussed.

Segment Reviews

The following discussions highlight the operating results for each of our five segments.  Unless otherwise stated, the fluctuations in operating profit and operating profit margin reflect the changes in gross profit, gross margin, and SG&A expenses.

Performance Materials Segment

	Year Ended December 31,
Performance Materials	2012		2011		2010		2012 vs. 2011	2011 vs. 2010
	(Dollars in Millions)
Net sales	$491.9	100.0%	$476.7	100.0%	$416.5	100.0%	3.2%	14.5%
Cost of sales	365.0	74.2%	360.2	75.6%	320.4	76.9%
Gross profit	126.9	25.8%	116.5	24.4%	96.1	23.1%	8.9%	21.2%
Selling, general and administrative expenses	50.6	10.3%	49.4	10.4%	42.6	10.2%	2.4%	16.0%
Operating profit	76.3	15.5%	67.1	14.0%	53.5	12.9%	13.7%	25.4%

Revenues Originating From - Performance Materials	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2012	61.1%	17.4%	21.5%	100.0%
2011	59.8%	19.6%	20.6%	100.0%
2010	61.2%	18.4%	20.4%	100.0%

	Year Ended December 31,
Performance Materials Product Line Sales	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in Millions)
Metalcasting	$265.5	$247.3	$196.7	7.4%	25.7%
Specialty materials	109.5	116.8	112.7	-6.3%	3.6%
Pet products	52.9	56.2	62.0	-5.9%	-9.4%
Basic minerals	55.0	47.9	43.5	14.8%	10.1%
Other product lines	9.0	8.5	1.6	5.9%	431.3%

Total	491.9	476.7	416.5

2012 vs. 2011

The overall increase in net sales in 2012 occurred mostly in our metalcasting products, especially in our domestic and Asia-Pacific markets, where we continue to see strong demand from the automotive and heavy equipment industries.  Metalcasting revenues increased $18.2 million, equally split between increased selling prices and increased volumes.  Within specialty materials, fabric care product sales decreased $9.2 million, mostly in Europe, as some of our product was reformulated out of our largest customer’s end product.  Pet product sales, a domestic product line, decreased mostly due to one large big box retailer’s renewed focus on branded products over the private labeled products we sell them.  Basic minerals are mostly comprised of sales of ferro alloys and domestic drilling fluid additive revenues.  Ferro alloy revenues  continue to grow due to increased demand for non-metalcasting chromite products, and our drilling additive products continue to see increased demand from oil and gas well drilling activities.  Overall, approximately 109% of the increase in basic minerals sales came from increased volumes offset by 9% of decreased sales prices.

Gross profits increased due to the increase in sales discussed above.  The 140 basis point improvement in the segment’s overall gross profit margin is also reflective of the increased pricing and volumes, which led to greater economies of scale.

SG&A expenses increased $1.2 million almost entirely related to increased compensation expenses.  The increase in operating profit reflects the significant increase in gross profit.  Operating profit margins increased, reflective of the increase in gross profit margins.

2011 vs. 2010

Sales in our performance materials segment in 2011 increased $60.2 million, of which $54.9 million (91%) arose in our metalcasting product line due to increased volumes (87% of the increase) and increased selling prices (13% of the increase).  We continued to raise selling prices around the world, but most significantly in the U.S. and Asia Pacific due to the high demand for automotive and heavy equipment metalcastings.

Our gross profits increased due to the increase in sales, and gross margins increased 130 basis points.  However, the 2010 gross margin was depressed due to the inclusion of $5.7 million of costs included within cost of sales that we believe were unusual and resulted from operational issues in our domestic personal care business.  Excluding this $5.7 million from 2010 results, the gross margin would have been 24.4% in both 2010 and 2011.  The relatively stable gross margin of 24.4% reflects selling price increases, as previously noted, substantially offset by increases in production costs, such as fuel, transportation rates, and other raw materials.

SG&A expenses increased in 2011 to support the growth in business.  Approximately $2.8 million of the increase resulted from headcount, compensation and benefits increases, and $3.1 million of the amount resulted from increases in support functions and investments.

Construction Technologies Segment

	Year Ended December 31,
Construction Technologies	2012		2011		2010		2012 vs. 2011	2011 vs. 2010
	(Dollars in Millions)
Net sales	$223.1	100.0%	$251.9	100.0%	$225.5	100.0%	-11.4%	11.7%
Cost of sales	154.6	69.3%	178.0	70.7%	156.2	69.3%
Gross profit	68.5	30.7%	73.9	29.3%	69.3	30.7%	-7.3%	6.6%
Selling, general and administrative expenses	52.9	23.7%	56.6	22.5%	48.9	21.7%	-6.5%	15.7%
Operating profit	15.6	7.0%	17.3	6.8%	20.4	9.0%	-9.8%	-15.2%

Revenues Originating From - Construction Technologies	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2012	48.7%	41.1%	10.2%	100.0%
2011	44.0%	48.0%	8.0%	100.0%
2010	44.9%	45.9%	9.2%	100.0%

	Year Ended December 31,
Construction Technologies Product Line Sales	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in Millions)
Lining technologies	91.8	105.6	$111.1	-13.1%	-5.0%
Building materials	75.9	78.3	58.7	-3.1%	33.4%
Drilling products	36.6	32.0	24.7	14.4%	29.6%
Contracting services	18.8	36.0	31.0	-47.8%	16.1%
Total	223.1	251.9	225.5

2012 vs. 2011

Overall, approximately 35% of the decrease in sales resulted from unfavorable foreign currency exchange rate fluctuations, most of which occurred in the EMEA region due to changes in exchange rates of the USD versus the Euro and Polish zloty.  Our contracting services revenues decreased $17.2 million, reflective of our decision to reduce our involvement in these services; we perform contracting services largely in our EMEA region as we sold our domestic contracting services business in 2011.  Regarding the $13.8 million decrease in our lining technologies sales, $3.8 million of the decrease arose from unfavorable foreign currency exchange rate fluctuations and $6.4 million occurred in our domestic subsidiaries ($7.1 million from decreased volumes and $0.7 from increased prices).

Gross profit decreased due to the decrease in revenues.  Gross profit margins increased, reflective of the increased concentration of sales in higher margin products, namely building materials and drilling products.  These two product lines comprise 50% of sales in 2012 as opposed to 44% in 2011.

SG&A expenses decreased $3.7 million, of which approximately $1.8 million relates to fluctuations in the Euro and Polish zloty exchange rates.  Overall, 35% of the reduction stems from reduced compensation expenses; 25% from reduced facility and operating expenses; 24% from expenses which normally fluctuate with sales levels, such as third party commissions; and the remainder from the favorable settlement of a supplier dispute.

Operating profit decreased as a result of decreased gross profits.  Operating profit margins did not increase as much as gross profit margins as SG&A expenses were not reduced in proportion to the decrease in gross profit.

2011 vs. 2010

Approximately 22% of the growth in revenues was derived from favorable foreign currency exchange rate movements, mostly between the USD and the PLN and GBP, with the remainder coming from organic growth.

Substantially all of the increase in our building materials product line revenue is due to increased volumes resulting from greater traction of sales within our distribution network as well as increased sales of polymer based products and associated ancillary products.  Our drilling product line also experienced strong revenue growth due to increased sales of value added, polymer based products and expansion into new geographic markets in Europe.  Contracting services revenue represents revenues earned overseas as we sold our domestic contracting services business in 2011; in the near future, we expect contracting sales to decrease as we reduce our participation in this market, an effort which includes closing several European offices including our Irish branch, which we closed in 2012.

Gross profits increased due to the increase in sales.  Gross profit margins, however, decreased 140 basis points due to increased production and raw material costs in addition to decreased profitability of jobs within our contracting services product line.  In the US, we experienced increased overhead costs as volumes decreased, thereby spreading the overhead costs amongst a smaller volume of products produced.  In Europe, resin costs increased to levels not seen in recent years and production costs increased as a result of the need to reduce the moisture content of minerals used in production.  In addition, the profitability of contracts in our contracting services product line deteriorated due to increased costs to complete our performance under these contracts.

SG&A expenses increased $7.7 million, most of which occurred in the US and Europe.  Approximately 13% of the total increase relates to fluctuations in foreign currency exchange rates between the USD and other European currencies.  In Europe, we recorded $2.3 million of bad debt expenses, approximately $1.2 million of which was for a single contracting services customer in our Irish branch.  We also had $0.7 million of increased legal expenses.  In the US, employee compensation increased $1.6 million due to improved performance of our building materials and drilling product lines.  We also increased expenses by $0.9 million to expand our product lines, including establishing a presence in India.

Energy Services Segment

	Year Ended December 31,
Energy Services	2012		2011		2010		2012 vs. 2011	2011 vs. 2010
	(Dollars in Millions)
Net sales	$257.3	100.0%	$194.7	100.0%	$153.6	100.0%	32.2%	26.8%
Cost of sales	186.2	72.4%	138.7	71.2%	110.7	72.1%
Gross profit	71.1	27.6%	56.0	28.8%	42.9	27.9%	27.0%	30.5%
Selling, general and administrative expenses	42.4	16.5%	34.7	17.8%	29.2	19.0%	22.2%	18.8%
Operating profit	28.7	11.1%	21.3	11.0%	13.7	8.9%	34.7%	55.5%

Revenues Orginating From - Energy Services	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2012	79.5%	6.3%	14.2%	100.0%
2011	87.2%	4.4%	8.5%	100.0%
2010	84.1%	4.4%	11.5%	100.0%

Overall trends

Our energy services segment provides various services which differ in their proprietary technology, demand for the services, and the location where services are performed.  Our most value added services center around our proprietary water treatment technologies.  The Deepwater Horizon oil spill (unrelated to our Company) in April 2010 caused a decrease in oil well drilling activity in the Gulf of Mexico, which reduced demand for some of our services.  In addition, many oilfield service providers relocated their assets to onshore activities, increasing the supply for services and decreasing the selling price for those services.

However, recent technological innovations in horizontal drilling (a service we do not provide) have allowed oil and gas producers to increase the productivity of oil and gas wells in shale regions.  Our coil tubing services provide oil and gas producers the ability to increase production of their already horizontally drilled wells through a process called hydraulic fracturing or “fracking”, whereby they create holes / fractures in the shale bed to increase the flow of oil and gas reserves to the well head.  Thus, we have experienced significant growth in our coil tubing services, which provide service technologies to the well operators to aid in the fracking process.  Currently, we are focused on providing coil tubing services to oil well as opposed to gas well operators.

Last, we have typically entered foreign markets by securing contracts and forming relationships with large exploration and production companies in a particular region, especially in Brazil and Australia.  Our Malaysian subsidiary is also increasing its provision of design services whereby it will engineer equipment solutions for sale to third party oil and gas companies.  The decrease in revenues within the Asia Pacific region in 2011 reflects the $5.5 million of revenues earned in our Australia facility from two large customer contracts that ended in 2010.  The subsequent increase in 2012 reflects the increase in revenues within our Malaysian operations.

2012 vs. 2011

Although revenues increased 32%, the increase occurred roughly evenly between our domestic (48%) and foreign (52%) operations.  Domestically, our coil tubing and well testing services comprise 74% of the increase and arose from increased service capacity as recently acquired equipment went into service.  Our Malaysian operations comprised more than half of our growth internationally due to the increase in overall activity there as well as an increase in our design services.  In addition, our Nigerian and Brazilian operations are strengthening their relationships with large customers in those areas.

Gross profits increased, reflective of the increase in revenues.  Gross profit margins, however, decreased as increased competition domestically resulted in decreased profitability of the services provided.  The increase in gross profit margins from our international operations was not large enough to combat the domestic decrease.

SG&A expenses increased for several reasons.  Approximately $1.7 million of it related to increased bad debt expenses, $1.0 million of which related to one large coil tubing customer. Approximately 37% of the increase relates to increased employee compensation and related costs, including travel related expenses.

Operating profit increased, reflective of the increase in gross profit and operating profit margins remained relatively stable.

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

Gross profits increased with the increase in revenues and gross margins increased slightly, reflective of the increased profitability of our international operations.

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

Transportation Segment

	Year Ended December 31,
Transportation	2012		2011		2010		2012 vs. 2011	2011 vs. 2010
	(Dollars in Millions)
Net sales	$44.0	100.0%	$54.1	100.0%	$52.2	100.0%	-18.7%	3.6%
Cost of sales	39.4	89.5%	48.0	88.7%	46.4	88.9%
Gross profit	4.6	10.5%	6.1	11.3%	5.8	11.1%	-24.6%	5.2%
Selling, general and administrative expenses	3.8	8.6%	3.9	7.2%	3.4	6.5%	-2.6%	14.7%
Operating profit	0.8	1.9%	2.2	4.1%	2.4	4.6%	-63.6%	-8.3%

2012 vs. 2011

Increased competition negatively affected revenues in 2012.  In addition to $1.7 million less of fuel surcharges, our brokerage shipments experienced a $3.1million decrease due to decreased prices and our hauling operations experienced a $5.2 million decrease due to a decrease in the number of shipments.  The number of loads shipped reflects a change in supply as opposed to a change in demand as competition for drivers has increased with the growth in jobs, mostly in the oil and gas industry due to the growth in fracking work in the North Dakota shale and surrounding region.  Gross and operating profits decreased, reflective of the decrease in sales.

2011 vs. 2010

In 2011, revenues increased due to $3.1 million of increased fuel surcharges, which overshadowed the decrease in overall number of loads shipped.  The number of loads shipped reflects a change in supply as opposed to a change in demand as competition for drivers has increased with the growth in jobs, mostly in the oil and gas industry due to the growth in fracking work in the North Dakota shale and surrounding region.  Gross profits increased slightly due to sales but operating profits decreased due to the increase in SG&A expenses.

Corporate Segment

	Year Ended December 31,
Corporate	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(Dollars in Millions)
Intersegment sales	$(30.7)	$(33.6)	$(21.5)
Intersegment cost of sales	(30.7)	(33.4)	(21.6)
Gross profit	-	(0.2)	0.1
Corporate selling, general and administrative expenses	23.3	21.6	21.1	7.9%	2.4%
Operating loss	(23.3)	(21.8)	(21.0)

Intersegment sales occur most notably for sales a) from our transportation segment to our performance materials and construction technologies segments and b) from our performance materials segment to our construction technologies and energy services segments.  Intersegment sales and costs reported above reflect the elimination of these transactions and are related to changes in sales in each of these businesses.  As evidenced by the small amount of gross profit eliminated above, these intersegment sales are not material to the individual segments or their operating profit, our measure of segment performance.

In general, our corporate SG&A costs include costs for our corporate executive team, public company stewardship expenses, and certain centralized administration costs, especially as they relate to human resource, information technology, corporate research and development, and finance functions.

2012 vs. 2011

SG&A expenses increased $1.7 million in 2012 and include a $0.7 million impairment charge for some abandoned software.  Our information technology needs in other areas have also grown, increasing our expenses in 2012 by approximately $0.9 million.

2011 vs. 2010

Excluding the $2.7 million of expenses incurred in 2010 for the retirement of our former CEO, SG&A expenses increased $3.2 million.  The increase relates to expenses incurred to address issues at our South African operations, increased expenses associated with overseeing strategic initiatives in our foreign operations, and increased infrastructure expenses to support our overall operations, such as new human resource management initiatives.

Consolidated Balance Sheet Review

In this Consolidated Balance Sheet Review section, we discuss the fluctuations in and balances of certain asset, liability and equity components of our Consolidated Balance Sheet as of December 31, 2012 as compared to the amounts as of December 31, 2011.

Our total assets increased by $61.5 million in 2012 to $910.6 million.  We increased our investment in non-cash working capital by $10.6 million to support the growth in business.  Our net property, plant and equipment increased by $28.4 million, mostly in our energy services and performance materials segments, as a result of expenditures we made to grow and maintain those businesses.  Profits from our operations and improved performance of working capital allowed us to not only fund these investments but also reduce our debt balance in 2012.

Our available-for-sale securities reflect the value of our equity ownership in Ashapura Minechem Limited (Ashapura), a company listed on the Bombay stock exchange, and increased $10.8 million in value as a result of the increase in value of that stock as quoted on the exchange.

Our additional paid in capital increased $10.8 million primarily due to fulfillment of our obligations under our employee stock compensation plans.

Our accumulated other comprehensive income increased $15.5 million, of which $5.4 million relates to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation.  The exchange rates between the USD and the functional currencies of several of our entities, including the KRW, PLN, and TRY, have fluctuated significantly, causing the majority of the increase.  Unrealized gains on our available-for-sale securities, net of tax, accounted for $9.6 million of the increase in accumulated other comprehensive income.

Liquidity and Capital Resources

Cash flows from operations, an ability to issue debt instruments, an ability to lease equipment, and borrowings from our revolving credit facility have historically been our sources of funds to provide working capital, make capital expenditures, acquire businesses, repurchase common stock, and pay dividends to shareholders.  We believe cash flows from operations and borrowings from the unused portion of our committed credit facility will be adequate to support our business needs for the foreseeable future.

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

As of December 31, 2012, we had net outstanding debt (net of cash and cash equivalents) of $208.8 million versus $236.6 million at the end of the prior year.  Total long-term debt represented 35%, 40%, and 37% of total capitalization at December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, and partly due to the use of interest rate swap derivative instruments, 65% of our debt contains fixed interest rates which average 5.12%; the remainder of our debt contains interest rates which vary mostly in response to changes in LIBOR.

Cash flows from operating activities have varied over the last three years due to fluctuations in net income and working capital levels.  Non-cash working capital was approximately $275.0 million, $264.4 million, and $215.8 million as of December 31, 2012, 2011, and 2010, respectively.  Our current ratio (current assets divided by current liabilities) was 3.8-to-1 and 3.4-to-1 as of the end of 2012 and 2011, respectively.  Undistributed losses (earnings) from affiliates and joint ventures vary with the profits from those investments and distributions received from them.  The large 2010 amount of undistributed losses reflects the impairment charges we recorded in that year for our Russian and Belgian investments.

Cash flows from investing activities fluctuate most with our levels of capital expenditures, which were $74.5 million, $61.0 million, and $47.3 million in 2012, 2011, and 2010, respectively.  Capital expenditures included $7.9 million, $8.2 million and $14.9 million in 2012, 2011, and 2010, respectively, of expenditures associated with establishing our South African chromite operations.  Excluding the expenditures relating to our South Africa operations, the majority of our remaining capital expenditure in all three years occurred in our energy services and performance materials segments to maintain and grow those businesses.

Cash provided by financing activities usually fluctuates with changes in our net debt levels.  In 2012, we generated significant cash flow from operations which we used to pay down external debt (net of borrowings), pay dividends, and fund our capital expenditures.  In 2011 and 2010, we incurred more debt (net of repayments) to fund our capital expenditures and other financing activities.  We declared dividends of $0.76, $0.72, and $0.72 per share in 2012, 2011 and 2010, respectively.  The purchase of non-controlling interest in 2010 relates to the purchase of the remaining 47% minority interest in our South Africa subsidiary from its previous owner.

Contractual Obligations and Off-balance Sheet Arrangements

The following schedule sets forth details of our long-term contractual obligations at December 31, 2012:

	Payments due by Period
Table of Contractual Obligations		Less
(in millions)	Total	than 1	2-3	4-5	After 5
		Year	Years	Years	Years
Bank debt and capital lease obligations	$249.8	1.0	0.6	198.2	50.0
Operating lease obligations	111.0	20.0	28.9	15.6	46.5
Interest rate swaps	8.4	-	2.4	6.0	-
Unconditional purchase obligation	0.4	0.4	-	-	-
Pension plan funding obligation	1.2	1.2
Capital expenditures	8.3	7.0	1.3	-	-
Other liabilities	5.1	1.5	3.2	0.4	-

Total contractual cash obligations	384.2	31.1	36.4	220.2	96.5

Amounts included within our financial statements

At December 31, 2012, long-term debt on our Consolidated Balance Sheet includes bank debt of approximately $114.6 million due under our revolving credit agreement, which provides a borrowing commitment from various lenders of $300 million and matures in January 2017.   Long-term debt also includes $125 million of debt for our senior notes, of which $75 million are payable at maturity on April 2, 2017 and $50 million are payable at maturity on April 29, 2020.  Payments relating to these debt instruments are included in the Bank debt and capital lease obligations in the Table of Contractual Obligations.  Further information about these debt instruments is included in our Notes to Consolidated Financial Statements.

We have recorded a liability of $8.4 million for interest rate swap derivatives which effectively hedge the variable interest rate of our senior notes and a portion of our debt under our revolving credit agreement.  The amounts included in the table above will most likely differ from the amount at maturity due to future changes in the fair value of the interest rate swap, which is largely dependent upon changes in interest rates and market expectations.  Further information about these interest rate swap derivatives is included in our Notes to Consolidated Financial Statements.

We have committed to contribute $1.2 million of cash to our defined benefit pension plan in 2013.

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

Amounts excluded from our financial statements

Operating leases relate to non-cancelable obligations for leased corporate facilities, transportation equipment, machinery and equipment, computer and office equipment, automobiles, and office and plant facilities.  Included in the table of contractual obligations are amounts for rent due under our operating lease commitment for our corporate facility, which requires lease payments in 2013 of $2.7 million with 2% annual increases thereafter through December 2028, the end of the lease term.  Additional information regarding operating leases is disclosed in our Notes to the Consolidated Financial Statements.

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

At December 31, 2012, we had outstanding standby letters of credit of $4.2 million and outstanding performance bonds of $41.4 million, neither of which are included in our table of contractual obligations.  These letters of credit and bonds typically serve to guarantee performance of our obligations relating to land reclamation, product supply, and worker’s compensation claims.  We have recognized the estimated costs of our obligations related to land reclamation and workers’ compensation claims in our consolidated balance sheets as of December 31, 2012 and 2011.

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

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs as well as same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  From time to time, we also use derivative instruments to reduce these foreign currency exchange rate risks.  At December 31, 2012, we did not have any foreign currency derivative contracts outstanding.

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

Interest Rate Sensitivity

The following table provides information about our financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates for debt obligations.  The table below shows each instrument’s cash flow amounts in millions U.S. dollars with a notation as to the actual currency the cash flow is denominated in.

	Expected Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
(US$ equivalent in thousands)
Short-term debt:
Fixed rate (USD)	$0.7	$-	$-	$-	$-	$-	$0.7
Interest rate	3.87%	-	-	-	-	-	3.87%
Fixed rate (PLN)	0.2	-	-	-	-	-	0.2
Interest rate	3.60%	-	-	-	-	-	3.60%
Fixed rate (Euro)	0.1	-	-	-	-	-	0.1
Interest rate	3.95%	-	-	-	-	-	3.95%
Long-term debt:
Fixed rate - Senior notes (USD)	-	-	-	-	75.0	50.0	125.0
Average interest rate	-	-	-	-	5.71%	5.46%	5.61%
Variable rate - Revolver (USD)	-	-	-	-	79.2	-	79.2
Average interest rate	-	-	-	-	1.46%	-	1.46%
Fixed rate - Revolver (USD)	-	-	-	-	33.0	-	33.0
Average interest rate	-	-	-	-	3.30%	-	3.30%
Variable rate - Other (USD)	-	-	-	-	6.5	-	6.5
Average interest rate	-	-	-	-	2.00%	-	2.00%
Fixed rate - Other (USD)	-	0.3	-	-	-	-	0.3
Interest rate	-	3.56%	-	-	-	-	3.56%
Fixed rate (THB)	-	-	-	-	2.1	-	2.1
Interest rate	-	-	-	-	5.43%	-	5.43%
Variable rate (AUD)	-	-	-	-	0.8	-	0.8
Average interest rate	-	-	-	-	4.40%	-	4.40%
Variable rate (Euro)	-	-	-	-	1.6	-	1.6
Average interest rate	-	-	-	-	1.30%	-	1.30%
Fixed rate (Euro)	-	0.1	-	-	-	-	0.1
Average interest rate	-	3.95%	-	-	-	-	3.95%
Fixed rate (PLN)	-	0.1	0.1	-	-	-	0.2
Interest rate	-	3.60%	3.60%	-	-	-	3.60%

Total	1.0	0.5	0.1	-	198.2	50.0	249.8

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

Euro & Sovereign Debt Risk

Certain countries that have adopted the Euro as their currency have experienced recent financial difficulty and are in the process of stabilizing their finances through various measures, which may include such drastic measures as defaulting on their debt or adopting a different currency as their national currency.  While we do not believe we have significant financial risk resulting from any of these situations, we cannot predict the disruption that would occur to the European markets in which we compete if such drastic measures were taken.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, we conclude that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has audited our internal control over financial reporting as of the end of the period covered by this report as stated in their report, which appears in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting

As described in our Form 10-K/A for the year ended December 31, 2011, we identified a material weakness in our internal control over financial reporting relating to inadequate financial oversight of the European operations within our Environmental segment, especially as it relate to the contracting services product line in which we began reducing our participation in 2011.  Specifically, our internal control over financial reporting did not provide sufficient financial review of these operations by our European leaders and gave certain tasks to employees unqualified to perform them.

Even before identification of the aforementioned material weakness in internal control over financial reporting and as part of our normal course of business, we had begun, during the fiscal year ending December 31, 2012, making improvements in our internal control over financial reporting.  These 2012 improvements included:
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
●
Increased oversight from our domestic accounting staff – Our domestic accounting staff made additional visits to our foreign operations, including those in Europe, to review their local accounting operations and the propriety of accounting for local transactions.  In addition, our domestic accounting staff instituted monthly telephonic reviews with our finance leaders worldwide to discuss the monthly financial results and other accounting matters relating to their operations.  They also instituted quarterly analytical reviews of our foreign entities’ financial statements to vet those results before they are reviewed by our segment finance staff.

●
Formalized monthly financial reviews – We formalized and expanded monthly financial statement reviews between our finance and business management team members within all our operations wherein the discussions of financial results, initiatives, and action items are now documented in a monthly memo.

These improvements were targeted at strengthening our internal control over financial reporting and later at helping to remediate the material weakness in internal control over financial reporting as described in our Form 10-K/A for the year ended December 31, 2011.  In order to conclude on the effectiveness of these remediation activities, we were required to test the effectiveness of the changes in our internal control over financial reporting to prove their operating effectiveness.  We were able to conclude that the material weakness was remediated as of December 31, 2012 after our testing efforts were completed.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	1. See Index to Financial Statements and Financial Statement Schedule below.
2. See Index to Financial Statements and Financial Statement Schedule below.
Such Financial Statements and Schedule are incorporated herein by reference.
3. See Index to Exhibits immediately following the signature page.
(b)	See Index to Exhibits immediately following the signature page.
(c)	See Index to Financial Statements and Financial Statement Schedule below.

Item15(a)	Index to Financial Statements and Financial Statement Schedule

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is not material.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited the accompanying consolidated balance sheets of AMCOL International Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOL International Corporation and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMCOL International Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
April 10, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited AMCOL International Corporation and Subsidiaries’ internal control over financial reporting  as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  AMCOL International Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMCOL International Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of AMCOL International Corporation and Subsidiaries and our report dated April 10, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
April 10, 2013

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$40.0	$24.1
Accounts receivable, net	202.7	204.4
Inventories	153.8	144.3
Prepaid expenses	17.0	15.2
Deferred income taxes	7.0	4.1
Income taxes receivable	7.0	8.2
Other	2.0	6.2
Total current assets	429.5	406.5

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	13.0	12.1
Mineral rights	48.6	52.5
Depreciable assets	552.0	484.7
	613.6	549.3
Less: accumulated depreciation and depletion	311.7	275.8
	301.9	273.5

Goodwill	70.2	69.5
Intangible assets	33.9	36.9
Investment in and advances to affiliates and joint ventures	27.8	26.4
Available-for-sale securities	14.6	3.8
Deferred income taxes	7.4	8.1
Other assets	25.3	24.4
Total noncurrent assets	481.1	442.6
	910.6	849.1

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011
Current liabilities:
Accounts payable	$51.1	$56.5
Accrued income taxes	5.0	2.3
Accrued liabilities	58.4	59.2
Total current liabilities	114.5	118.0

Noncurrent liabilities:
Long-term debt	248.8	260.7
Pension liabilities	37.5	34.8
Deferred income taxes	12.8	12.7
Deferred compensation	9.4	8.9
Other long-term liabilities	22.5	19.1
Total noncurrent liabilities	331.0	336.2
Equity:

Common stock, par value $.01 per share, 100,000,000 shares authorized; 32,184,110 and 32,015,771 shares issued in 2012 and 2011, respectively	0.3	0.3
Additional paid in capital	105.1	94.3
Retained earnings	355.2	314.3
Accumulated other comprehensive income (loss)	0.8	(14.7)
	461.4	394.2
Less:
Treasury stock (0 and 286,802 shares in 2012 and 2011, respectively)	-	3.4
Total AMCOL shareholders' equity	461.4	390.8
Noncontrolling interest	3.7	4.1
Total equity	465.1	394.9
Total liabilities and equity	910.6	849.1

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Continuing Operations
Net sales
Net sales of goods	$704.9	$709.3	$628.8
Service revenues	258.6	206.3	166.8
Freight revenues	22.1	28.2	30.7
	985.6	943.8	826.3
Cost of sales
Cost of goods sold	516.2	512.5	461.2
Cost of service revenues	180.8	157.0	126.0
Cost of freight revenues	17.5	22.0	24.9
	714.5	691.5	612.1
Gross profit	271.1	252.3	214.2
Selling, general and administrative expenses	173.0	166.2	145.2
Operating profit	98.1	86.1	69.0
Other income (expense):
Interest expense, net	(10.4)	(11.0)	(9.6)
Other, net	(3.4)	0.2	1.3
	(13.8)	(10.8)	(8.3)
Income before income taxes and income (loss) from affiliates and joint ventures	84.3	75.3	60.7
Income tax expense	23.3	20.8	20.3
Income before income (loss) from affiliates and joint ventures	61.0	54.5	40.4
Income (loss) from affiliates and joint ventures	3.9	5.2	(11.0)
Income (loss) from continuing operations	64.9	59.7	29.4

Discontinued Operations
Income (loss) on discontinued operations	-	(1.2)	(0.9)
Net income (loss)	64.9	58.5	28.5

Net income (loss) attributable to noncontrolling interests	(0.2)	-	(0.7)

Net income (loss) attributable to AMCOL shareholders	65.1	58.5	29.2

See accompanying notes to consolidated financial statements.

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share
Continuing operations	$2.03	$1.89	$0.97
Discontinued operations	-	(0.04)	(0.03)
Net income	2.03	1.85	0.94

Diluted earnings (loss) per share
Continuing operations	$2.01	$1.86	$0.96
Discontinued operations	-	(0.04)	(0.03)
Net income	2.01	1.82	0.93

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$65.1	$59.7	$30.1
Discontinued operations, net of tax	-	(1.2)	(0.9)
Net income	65.1	58.5	29.2

Dividends declared per share	0.76	0.72	0.72

Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	Total			AMCOL Shareholders			Noncontrolling Interest
Net income (loss)	$64.9	$58.5	$28.5	$65.1	$58.5	$29.2	$(0.2)	$-	$(0.7)
Other comprehensive income (loss) -
Pension adjustment	(0.9)	(13.5)	(0.4)	(0.9)	(13.5)	(0.4)	-	-	-
Tax benefit (expense)	0.8	5.0	0.2	0.8	5.0	0.2	-	-	-

Unrealized gain (loss) on interest rate swap agreement	0.6	(2.4)	(3.6)	0.6	(2.4)	(3.6)	-	-	-
Tax benefit (expense)	-	0.9	1.3	-	0.9	1.3	-	-	-

Unrealized gain (loss) on available-for-sale securities	10.8	(10.3)	(11.4)	10.8	(10.3)	(11.4)	-	-	-
Tax benefit (expense)	(1.2)	1.0	4.1	(1.2)	1.0	4.1	-	-	-

Foreign currency translation adjustment	5.2	(24.8)	7.5	5.4	(24.1)	6.5	(0.2)	(0.7)	1.0
Total other comprehensive income (loss)	15.3	(44.1)	(2.3)	15.5	(43.4)	(3.3)	(0.2)	(0.7)	1.0
Comprehensive income (loss)	80.2	14.4	26.2	80.6	15.1	25.9	(0.4)	(0.7)	0.3

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions, except share and per share amounts)

	AMCOL Shareholders
	Common Stock				Accumulated
					Other
	Number		Additional		Comprehensive
	of		Paid-in	Retained	Income	Treasury	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Interest	Equity
Balance at December 31, 2009	32,015,771	$0.3	$84.8	$271.6	$32.0	$(14.3)	$1.0	$375.4
Net income (loss)				29.2			(0.7)	28.5
Cash dividends ($0.72 per share)				(22.3)				(22.3)

Issuance of 472,917 treasury shares pursuant to employee stock compensation plans			2.7			5.4		8.1
Tax benefit from employee stock compensation plans			0.3					0.3

Vesting of common stock in connection with employee stock compensation plans			4.6					4.6
Deconsolidation of variable interest entity							(1.0)	(1.0)
Purchase of noncontrolling interest shares			2.7					2.7
Other Comprehensive income (loss)					(3.3)		1.0	(2.3)

Balance at December 31, 2010	32,015,771	0.3	95.1	278.5	28.7	(8.9)	0.3	394.0
Net income (loss)				58.5			-	58.5
Cash dividends ($0.72 per share)				(22.7)				(22.7)

Issuance of 482,144 treasury shares pursuant to employee stock compensation plans			2.5			5.5		8.0
Tax benefit from employee stock compensation plans			0.6					0.6

Vesting of common stock in connection with employee stock compensation plans			4.9					4.9
Purchase of noncontrolling interest shares			(5.4)				(0.3)	(5.7)
Sale of subsidiary shares to noncontrolling interest			(3.4)		(1.4)		4.8	-
Other Comprehensive income (loss)					(42.0)		(0.7)	(42.7)

Balance at December 31, 2011	32,015,771	0.3	94.3	314.3	(14.7)	(3.4)	4.1	394.9
Net income (loss)				65.1			(0.2)	64.9
Cash dividends ($0.76 per share)				(24.2)				(24.2)

Issuance of 168,339 common stock and 286,802 treasury shares pursuant to employee stock compensation plans	168,339		6.3			3.4		9.7
Tax benefit from employee stock compensation plans			(0.1)					(0.1)

Vesting of common stock in connection with employee stock compensation plans			4.5					4.5
Contribution from noncontrolling partner			0.1					0.1
Other Comprehensive income (loss)					15.5		(0.2)	15.3

Balance at December 31, 2012	32,184,110	$0.3	$105.1	$355.2	$0.8	$-	$3.7	$465.1

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net income (loss)	$64.9	$58.5	$28.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	45.3	42.1	36.3
Undistributed losses (earnings) from affiliates and joint ventures	(2.0)	(3.6)	11.5
Increase (decrease) in allowance for doubtful accounts	5.5	5.1	0.3
Decrease (increase) in deferred income taxes	(0.8)	6.8	5.2
Tax benefit from employee stock plans	(0.1)	0.6	0.3
(Gain) loss on sale of depreciable assets	(1.0)	(0.8)	0.2
Impairment charge	0.9	0.1	1.0
Stock compensation expense	4.4	4.9	4.5
Excess tax benefits on stock option exercises	(0.4)	(0.7)	(0.4)
Other	2.3	0.5	(0.3)

(Increase) decrease in current assets, net of effects of acquisitions:
Accounts receivable	(0.3)	(37.2)	(45.7)
Income taxes receivable	1.2	0.3	(6.7)
Inventories	(7.6)	(46.1)	(11.3)
Prepaid expenses	(1.6)	(3.6)	3.2
Other assets	-	(0.1)	-
Increase (decrease) in current liabilities, net of effects of acquisitions:
Accounts payable	(6.7)	10.0	12.6
Accrued liabilities and income taxes	(1.1)	4.4	9.2
(Increase) decrease in other noncurrent assets	(0.4)	(0.6)	(4.4)
Increase (decrease) in other noncurrent liabilities	6.2	(1.3)	4.3
Net cash provided by operating activities	108.7	39.3	48.3

Cash flow from investing activities:
Proceeds from sale of land and depreciable assets	2.4	1.9	0.8
Capital expenditures	(74.5)	(61.0)	(47.3)
(Increase) decrease in investments and advances (to) from affiliates and joint ventures	0.2	(2.9)	(2.7)
Proceeds from sale of interests in affliates and joint ventures	2.4	6.2	-
Acquisition of businesses, net of cash acquired	-	-	(0.4)
Other	1.4	1.6	0.9
Net cash used in investing activities	(68.1)	(54.2)	(48.7)
Cash flow from financing activities:
Proceeds from issuance of debt	1,575.8	1,345.0	1,229.0
Principal payments of debt	(1,588.1)	(1,319.7)	(1,201.3)
Purchase of noncontrolling interest	-	-	(11.9)
Proceeds from exercise of stock awards	9.7	8.1	5.4
Excess tax benefits on stock option exercises	0.4	0.7	0.4
Contribution from noncontrolling partner	0.1	-	-
Dividends paid	(23.5)	(22.8)	(22.4)

Net cash provided by (used in) financing activities	(25.6)	11.3	(0.8)
Effect of foreign currency rate changes on cash	0.9	0.9	0.3
Net increase (decrease) in cash and cash equivalents	15.9	(2.7)	(0.9)
Cash and cash equivalents at the beginning of the year	24.1	26.8	27.7
Cash and cash equivalents at end of the year	40.0	24.1	26.8
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$9.6	$9.8	$9.2
Income taxes, net	$18.3	$9.6	$18.8

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, codified in Accounting Standards Codification (“ASC”) Topic 350 – Intangibles – Goodwill and Other.  ASU 2011-08 simplifies how entities test goodwill for impairment.  It permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  This assessment can then be used to determine whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The adoption of this ASU on January 1, 2012 did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, codified in ASC Topic 220 – Comprehensive Income to increase the prominence of items reported in other comprehensive income (“OCI”).  This ASU requires presentation of items of net income, items of OCI and total comprehensive income either in one continuous statement or two separate but consecutive statements.  This ASU does not change the items which must be reported in OCI, how such items are measured or when they must be reclassified to net income.  The FASB subsequently deferred the effective date of certain provisions of this ASU pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter.  The adoption of this ASU on January 1, 2012 did not have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04, codified in ASC Topic 820 – Fair Value Measurements.  This ASU includes amendments that clarify the intent about the application of existing fair value measurement requirements.  Specifically, it requires additional disclosures for fair value measurements that are based on significant inputs.  The adoption of this ASU on January 1, 2012 did not have a material impact on our financial statements.

Accounting Pronouncements not yet adopted

In February 2013, the FASB issued ASU 2013-02 codified in ASC Topic 220 – Comprehensive Income which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income.  This ASU requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income.  This ASU will primarily impact our disclosures for reclassification adjustments and as such is not expected to have a material impact on our financial statements when we adopt it on January 1, 2013.

In July 2012, the FASB issued ASU 2012-02, codified in ASC Topic 350 – Intangibles – Goodwill and Other.   This ASU gives entities the option to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If impairment is indicated, the fair value of the indefinite-lived intangible asset should be determined and the quantitative impairment test should be performed by comparing the fair value with the carrying value in accordance with subtopic 350-30.  If impairment is not indicated, the entity is not required to take further action.  The ASU will not have a material impact on our financial statements when we adopt it on January 1, 2013.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company.  Approximately 71% and 77% of the revenue elimination in the years ended December 31, 2012 and 2011, respectively, and 100% of the revenue elimination in the year ended December 31, 2010 represent the elimination of shipping revenues between our transportation segment and its domestic sister companies.

Segments

In the fourth quarter of 2012, we renamed three of our segments to better reflect their business operations.  The minerals and materials, environmental, and oilfield services segments are now named performance materials, construction technologies, and energy services, respectively. We also restructured some of our product lines within the performance materials segment by including the results of our agriculture related operations in our specialty materials product line as opposed to our basic minerals product line where it had previously been included.

The composition of consolidated revenues by segment is as follows:

	Percentage of Net Sales
	2012	2011	2010
Performance materials	50%	51%	50%
Construction technologies	23%	27%	27%
Energy services	26%	21%	19%
Transportation	4%	6%	6%
Intersegment sales	-3%	-5%	-2%
	100%	100%	100%

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

Revenue Recognition

We recognize revenue from sales of products when title passes to the customer, the customer assumes the risks and rewards of ownership, and collectibility is reasonably assured; generally, this occurs when we ship product to customers.  We record allowances for discounts, rebates, and estimated returns at the time of sale and report these as reductions to revenue.  We generate some sales through independent, third-party representatives and record the commission paid to the representative as an expense within selling, general and administrative expenses.

We recognize revenue for freight delivery services within our transportation segment when the service is provided.  We accrue amounts payable for purchased transportation, commissions and insurance when the related revenue is recognized.

Service and rental revenues are primarily generated in our construction technologies and energy services segments.  We recognize these revenues in the period such services are performed and collectibility is reasonably assured.

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

Translation of Foreign Currencies

Foreign entities generally utilize their local currency as the functional currency.  We record gains and losses resulting from foreign currency transactions in net income, and we reflect the adjustments resulting from the translation of financial statements into our reporting currency during consolidation as a component of accumulated other comprehensive income within equity.  The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rates of exchange at the balance sheet dates.  The statements of operations are translated using average exchange rates throughout the period.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses.  Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit.  We review the carrying value of goodwill in each reporting unit for impairment annually as of October 1st or more frequently if indications exist which may suggest the carrying value is not recoverable.  Such indicators may include deterioration in general economic conditions, negative developments in equity and credit market, adverse changes in the market in which we operate, increase in input costs that have a negative impact on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

In conducting our 2012 annual goodwill impairment assessment, we relied on both the qualitative and quantitative assessment methodologies.

For the reporting units assessed using the qualitative method, we identified various events and circumstances (or factors) that would affect the estimated fair value of our reporting units and determined the level of impact a particular factor would have on the estimated fair value.  In addition, we considered the results of the most recent two-step quantitative impairment test completed for each reporting unit and compared the weighted average cost of capital between the current and prior years for each reporting unit.  We concluded that it was not more likely than not that any of our reporting units’ fair value under qualitative assessment were less than their carrying value.  As such, no further analysis was required.

For the reporting unit assessed using quantitative method, we performed a two-step quantitative impairment test.  We used a discounted cash flow model (income approach) to estimate the fair value of our reporting unit as we believe that the forecasted cash flows are the best indicator of such fair value.  A number of significant assumptions and estimates, including expectations of our reporting unit’s business performance, financial results, useful life of assets, discount rate, and comparable market data, were involved in developing the discounted cash flow model. We concluded that the fair value was not less than the carrying value and no further analysis was required.

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

Available-for-Sale Securities

We record available-for-sale securities at their fair value using quoted market prices.  We report their unrealized gains and losses, net of applicable taxes, as a component of accumulated other comprehensive income within equity. We have one equity security that we have accounted for as an available-for-sale security as of December 31, 2012 and 2011.

Income Taxes

We recognize deferred tax assets and liabilities relating to the future tax consequences of differences between the financial statement carrying value of existing assets and liabilities and their respective tax values.  We measure deferred tax assets and liabilities using tax rates in effect in the years in which those temporary differences are expected to be recovered or settled.  We recognize the effect that changes in tax rates have on deferred tax assets and liabilities in income in the period that the change is enacted.  Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.  We classify interest and penalties associated with income taxes, including uncertain tax positions, within the income tax expense line item of our Consolidated Statement of Operations.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	2012	2011	2010
Weighted average common shares outstanding for the year	32,050,538	31,708,949	31,178,813
Dilutive impact of stock equivalents	347,827	436,824	368,778
Weighted average common and common equivalent shares for the year	32,398,365	32,145,773	31,547,591
Common shares outstanding at December 31	32,184,110	31,728,969	31,032,791
Weighted average anti-dilutive shares excluded from the computation of diluted earnings per share	402,485	189,768	470,097

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

(2)	Segment, Geographic, and Market Information

We determine our operating segments based on the discrete financial information that is regularly evaluated by our chief operating decision maker, our President and Chief Executive Officer, in deciding how to allocate resources and in assessing performance.  Our reportable measure of profit or loss for each segment is operating profit, which is defined as net sales less cost of sales and selling, general and administrative expenses related to a segment’s operations.  The costs deducted to arrive at operating profit do not include several items, such as net interest or income tax expense.

Our five segments are as follows:

•
Performance materials - mines, processes and distributes minerals and products for use in various industrial and consumer markets, including metalcasting, pet care, laundry care, and drilling industries;

•
Construction technologies - provides services relating to and processes and distributes clay-based and other products for use as a moisture barrier in commercial construction, landfill liners and in a variety of other industrial and commercial applications;

•	Energy services - provides a variety of services and equipment rentals for both onshore and offshore applications to customers in the oil and natural gas industry;
•	Transportation - includes a long-haul trucking business and a freight brokerage business that provides services domestically to our subsidiaries as well as third-party customers; and
•
Corporate – intersegment sales are not material and are eliminated in our corporate segment.  These are most notably sales between our transportation segment and our performance materials and construction technologies segments as well as sales between our performance materials segment to our construction technologies and energy services segments.  Corporate segment also includes expenses associated with certain research and development, management, benefits and information technology activities.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Segment assets are those assets used within each segment.  Corporate assets include assets used in the operation of this segment as well as those used by or shared amongst our segments, including certain cash and cash equivalents, fixed assets, assets associated with certain employee benefit plans, and other miscellaneous assets.

The following table sets forth certain financial information as of and for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net sales:
Performance materials	$491.9	$476.7	$416.5
Construction technologies	223.1	251.9	225.5
Energy services	257.3	194.7	153.6
Transportation	44.0	54.1	52.2
Intersegment sales	(30.7)	(33.6)	(21.5)
Total	985.6	943.8	826.3
Operating profit (loss):
Performance materials	$76.3	$67.1	$53.5
Construction technologies	15.6	17.3	20.4
Energy services	28.7	21.3	13.7
Transportation	0.8	2.2	2.4
Corporate	(23.3)	(21.8)	(21.0)
Total	98.1	86.1	69.0
Assets:
Performance materials	$454.0	$430.8	$410.4
Construction technologies	157.6	159.4	161.0
Energy services	225.8	194.7	172.5
Transportation	4.0	3.9	4.0
Corporate	69.2	60.3	59.4
Total	910.6	849.1	807.3
Depreciation, depletion and amortization:
Performance materials	$19.6	$20.6	$17.2
Construction technologies	5.5	5.4	5.4
Energy services	17.1	13.3	11.9
Transportation	0.1	0.1	-
Corporate	3.0	2.7	1.8
Total	45.3	42.1	36.3
Capital expenditures:
Performance materials	$29.4	$27.3	$29.7
Construction technologies	8.3	8.3	2.6
Energy services	31.5	23.1	13.2
Transportation	0.1	0.2	0.1
Corporate	5.2	2.1	1.7
Total	74.5	61.0	47.3
Research and development expenses:
Performance materials	$7.2	$6.5	$5.9
Construction technologies	2.3	2.3	2.3
Energy services	0.9	0.2	0.7
Corporate	-	0.1	0.3
Total	10.4	9.1	9.2

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

	2012	2011	2010
Sales to unaffiliated customers shipped from:
Americas	$630.7	$590.0	$516.9
EMEA	191.6	220.1	185.6
Asia Pacific	163.3	133.7	123.8
Total	985.6	943.8	826.3
Operating profit from sales from:
Americas	$65.5	$57.5	$45.8
EMEA	10.4	10.3	5.6
Asia Pacific	22.2	18.3	17.6
Total	98.1	86.1	69.0
Accounts receivable in:
Americas	$109.9	$112.3	$106.0
EMEA	45.3	51.9	46.5
Asia Pacific	47.5	40.2	37.3
Total	202.7	204.4	189.8
Property, plant, equipment, and mineral rights and reserves in:
Americas	$134.8	$116.0	$107.7
EMEA	112.3	108.7	114.3
Asia Pacific	54.8	48.8	49.7
Total	301.9	273.5	271.7
Identifiable assets in:
Americas	$448.3	$420.4	$428.7
EMEA	303.3	289.4	265.5
Asia Pacific	159.0	139.3	113.1
Total	910.6	849.1	807.3

Net sales by product line for each fiscal year are as follows:

	2012	2011	2010
Metalcasting	$265.5	$247.3	$196.7
Oilfield services	257.3	194.7	153.6
Specialty materials	106.6	116.8	112.7
Lining technologies	90.5	104.4	111.0
Building materials	78.5	80.7	58.7
Pet products	52.9	56.1	62.0
Basic minerals	55.2	48.2	43.8
Contracting services	18.8	36.0	31.0
Drilling products	38.2	31.4	26.1
Transportation	22.1	28.2	30.7
Total	985.6	943.8	826.3

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(3)	Balance Sheet Related Information

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

	2012	2011	2010
Balance at the beginning of the year	$7.5	$6.6	$6.3
Charged to expense (income)	5.3	3.6	2.4
Write-offs and currency translation adjustments	(1.8)	(2.7)	(2.1)

Balance at the end of the year	11.0	7.5	6.6

Inventories at December 31 consisted of:

	2012	2011
Crude stockpile inventories	$60.8	$53.4
In-process and finished goods inventories	70.5	65.0
Other raw material, container, and supplies inventories	22.5	25.9
	153.8	144.3

Included within Other raw material, container, and supplies inventories in the table above is our reserve for slow moving and obsolete inventory.  The balance of this reserve as of and the activity for the years ended December 31 was as follows:

	2012	2011	2010

Balance at the beginning of the year	$2.1	$2.7	$2.1
Charged to costs and expenses	2.1	2.1	4.0
Disposals and currency translation adjustments	(1.6)	(2.7)	(3.4)

Balance at the end of the year	2.6	2.1	2.7

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

The following table presents our reclamation liability at the end of and changes during each of the years presented:

	2012	2011
Balance at beginning of the year	$9.3	$8.0
Settlement of obligations	(3.9)	(4.3)
Liabilities incurred and accretion expense	4.2	6.0
Currency translation adjustments	(0.1)	(0.4)

Balance at the end of the year	9.5	9.3

Accrued liabilities at December 31 consisted of:

	2012	2011
Bonus	$11.5	$9.7
Employee benefits and related costs	10.8	10.2
Dividends payable	6.4	5.7
Other	29.7	33.6
	58.4	59.2

Accumulated other comprehensive income (loss) at December 31 was comprised of the following components:

	2012	2011
Cumulative foreign currency translation	$6.0	$0.6
Prior service cost on pension plans (net of tax benefit of $0.1 in 2012 and $0.1 in 2011)	(0.2)	(0.2)
Net actuarial loss on pension plans (net of tax benefit of $7.8 in 2012 and $6.9 in 2011)	(12.0)	(11.9)
Unrealized loss on interest rate swap agreement (net of tax benefit of $3.3 in 2012 and $3.3 in 2011)	(5.1)	(5.7)
Unrealized gain on available-for-sale securities (net of tax expense of $1.2 in 2012 and $0 in 2011)	12.1	2.5

	0.8	(14.7)

(4)	Property, Plant, Equipment and Mineral Rights and Reserves

Property, plant, equipment and mineral rights and reserves consisted of the following:

	December 31,
	2012	2011
Mineral rights and reserves	$48.6	$52.5
Land	13.0	12.1
Buildings and improvements	104.9	97.5
Machinery and equipment	414.5	362.0
Construction in progress	32.6	25.2
	613.6	549.3

The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements	3-50 years
Machinery and equipment	1-24 years

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Depreciation and depletion were charged to income as follows:

	2012	2011	2010
Depreciation expense	$39.3	$35.0	$30.1
Depletion expense	1.6	2.6	1.2
	40.9	37.6	31.3

(5)	Goodwill and Intangible Assets

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Performance Materials	Construction Technologies	Energy Services	Consolidated

Balance at December 31, 2010	$18.2	$21.7	$31.0	$70.9

Change in goodwill relating to:
Sale of business	-	(0.2)	-	(0.2)
Foreign exchange translation	(0.8)	(0.4)	-	(1.2)
Total changes	(0.8)	(0.6)	-	(1.4)

Balance at December 31, 2011	17.4	21.1	31.0	69.5

Change in goodwill relating to:
Foreign exchange translation	0.4	0.3	-	0.7
Total changes	0.4	0.3	-	0.7
Balance at December 31, 2012	17.8	21.4	31.0	70.2

Intangible assets were as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangibles subject to amortization:
Trademarks	$1.6	$(1.6)	$-	$1.6	$(1.5)	$0.1
Patents	6.9	(6.9)	-	6.9	(6.8)	0.1
Customer related assets	47.1	(23.0)	24.1	47.1	(19.7)	27.4
Non-compete agreements	2.2	(2.2)	-	2.2	(2.1)	0.1
Developed technology	4.0	(2.4)	1.6	4.0	(2.0)	2.0
Other	3.9	(1.8)	2.1	2.5	(1.4)	1.1
Subtotal	65.7	(37.9)	27.8	64.3	(33.5)	30.8

Intangibles not subject to amortization:
Trademarks and tradenames	6.1	-	6.1	6.1	-	6.1
Total	71.8	(37.9)	33.9	70.4	(33.5)	36.9

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Intangible assets with finite lives are being amortized primarily on a straight-line basis over their estimated useful lives.  The weighted average amortization period of our intangible assets with finite lives is 11 years.  We did not recognize any material impairment charge in either of the years included above with respect to intangible assets.  Amortization expense on intangible assets for each of the years ended December 31, 2012, 2011, and 2010 was $4.3, $4.8, and $5.1, respectively.  We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

Amount

2013	$4.3
2014	4.0
2015	3.8
2016	3.8
2017	3.0

(6)	Equity Investees

Information about our investments in and advances to affiliates and joint ventures at December 31, 2012 is as follows:

Ownership Interest
Ashapura Volclay Limited	50%
CETCO-Bentonit Uniao Technologias Ambientais Ltda.	50%
Egypt Bentonite & Derivatives Co.	30%
Egypt Mining & Drilling Co.	31%
Egypt Nano Technologies Co.	27%
Maprid Tech Cast, S.A. de C.V.	49%
Volclay de Mexico, S.A. de C.V.	49%
Volclay Japan Co., Ltd.	50%

We account for all of the above investments under the equity method.  We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag.  None of our equity investees are publicly traded, and the difference between our investment and the underlying net equity of the investee is immaterial.

In 2012, we recorded income of $3.9 from our joint venture and affiliated entities, which was primarily generated from Ashapura Volclay Limited, Volclay Japan Co. Ltd, and Volclay de Mexico, SA. de C.V.

In 2011, we recorded income of $5.2 from our joint venture and affiliated entities, of which $2.1 related to the sale of Ashapura AMCOL N.V., our Belgian joint-venture which we sold in the second quarter of 2011.  The remaining income was primarily generated from Ashapura Volclay Limited, Volclay Japan Co. Ltd, and Volclay de Mexico, SA. de C.V.  In the third quarter of 2011, we sold our interest in Albagle Enterprise Limited, our Cypriot joint-venture whose operations were mainly in Russia, at an immaterial loss.

In 2010, we recorded losses of $11.0 from our joint venture and affiliated entities.  Of these losses $7.2 is from Albagle Enterprise Limited and $6.9 is from Ashapura AMCOL N.V.  We recorded an impairment on Albagle Enterprise Limited due to its continued poor financial performance which was not expected to recover.  Ashapura AMCOL N.V. impaired its fixed assets due its inability to generate profits.  Our investments in these ventures had been reduced to zero as of December 31, 2010.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(7)	Income Taxes

Total income tax expense (benefit) for the years ended December 31 was comprised of the following:

	2012	2011	2010
Continuing operations	$23.3	$20.8	$20.3
Discontinued operations		(0.6)	(0.7)
	23.3	20.2	19.6

Income from continuing operations before income taxes and income (loss) from affiliates and joint ventures was comprised of the following:

	2012	2011	2010

Income from continuing operations before income taxes and income (loss)from affiliates and joint ventures:
Domestic	$56.4	$53.8	$43.6
Foreign	27.9	21.5	17.1
	84.3	75.3	60.7

The components of the provision for income taxes attributable to income from continuing operations before income taxes and income (loss) from affiliates and joint ventures for the years ended December 31 consisted of:

	2012	2011	2010
Provision (benefit) for income taxes:
Federal:
Current	$14.0	$5.2	$7.4
Deferred	0.8	6.4	2.1
State:
Current	2.8	2.9	2.4
Deferred	(1.9)	0.4	-
Foreign:
Current	8.4	8.0	7.4
Deferred	(0.8)	(2.1)	1.0
	23.3	20.8	20.3

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

	2012	2011
Deferred tax assets attributable to:
Accounts receivable	$2.1	$1.1
Inventories	2.7	1.7
Employee benefit plans	28.3	25.6
Accrued liabilities	0.6	0.5
Employee incentive plans	2.4	1.3
Tax credit carryforwards	6.9	7.2
Available-for-sale securities	-	2.8
Other	0.3	0.8
Total deferred tax assets	43.3	41.0
Deferred tax liabilities attributable to:
Plant and equipment	(17.7)	(17.6)
Land and mineral reserves	(12.7)	(13.5)
Joint ventures	(2.0)	(1.8)
Intangible assets	(2.7)	(1.7)
Available-for-sale securities	(1.2)	-
Other	(0.8)	(0.5)
Total deferred tax liabilities	(37.1)	(35.1)

Valuation allowances	(5.1)	(6.8)

Net deferred tax asset (liability)	1.1	(0.9)

We believe it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

The following analysis reconciles the U.S. statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity income (loss) of affiliates and joint ventures:

	2012		2011		2010
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes at
U.S. statutory rates	$29.5	35.0%	$26.3	35.0%	$21.2	35.0%
Increase (decrease) in taxes resulting from:
Percentage depletion	(5.0)	-6.0%	(4.9)	-6.5%	(3.9)	-6.4%
State taxes, net of federal benefit	1.7	2.1%	2.2	2.9%	1.5	2.6%
Foreign tax rates	(3.9)	-4.6%	(1.0)	-1.4%	(0.9)	-1.5%
Change in reserve for tax uncertainties	-	0.0%	(0.7)	-0.9%	0.1	0.1%
Domestic manufacturing deduction	(1.6)	-1.9%	(0.8)	-1.1%	(0.5)	-0.8%
Change in state tax rates	(1.9)	-2.2%	-	0.0%	(0.1)	-0.2%
Foreign witholding tax	1.6	2.0%	1.0	1.3%	0.6	1.0%
Foreign tax credits	(3.2)	-3.8%	(2.4)	-3.1%	(2.2)	-3.6%
Changes to valuation allowance	1.9	2.2%	(0.2)	-0.3%	3.4	5.6%
Tax from foreign disregarded entities	0.4	0.5%	0.3	0.3%	1.4	2.2%
Other	3.8	4.3%	1.0	1.4%	(0.3)	-0.6%
	23.3	27.6%	20.8	27.6%	20.3	33.4%

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Percentage Depletion

Depletion deductions are federal income tax deductions that arise from extracting minerals from the ground.  There are two methods of calculating depletion: cost depletion and percentage depletion.  Cost depletion deduction is similar to depreciation in that it allows us to recover the cost of an asset over the resources’ productive life.  Percentage depletion deduction is computed on the basis of the income from the property rather than capitalization costs.  It is different from depreciation and cost depletion deductions, however, in that percentage depletion deduction in excess of cost is a permanent book to tax difference, whereas depreciation and cost depletion deductions are temporary in nature.  Hence, percentage depletion deduction affects the effective tax rate whereas depreciation and cost depletion deductions do not.  We calculate depletion under the percentage depletion method based upon revenues and costs from our mining activities in the U.S.

Tax on Reinvested Earnings

We have not provided for United States federal income tax and foreign income withholding taxes on approximately $138.9 and $113.6 of undistributed earnings from international subsidiaries as of December 31, 2012 and 2011, respectively, because such earnings are intended to be reinvested indefinitely outside of the U.S.  If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

Tax Holidays

We have benefitted from tax holidays in both Poland and Thailand as a result of our locating and investing in special economic zones in each country.  These tax holidays resulted in reductions to our income tax expense of $0.2, $0.1, and $0.5 in 2012, 2011 and 2010, respectively, representing benefits of $0.01, $0.00 and $0.01 to diluted earnings per share in 2012, 2011 and 2010, respectively.

Our agreement with the Polish tax authorities expired in 2010.  We continue to pursue other opportunities in an effort to minimize income tax within the country.

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

Exams

In the normal course of business, we are subject to examination by tax authorities throughout the world.  With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.  The United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all open years through 2009.

NOLs and Credit Carryforwards

At December 31, 2012, we have $0.9 of various income tax credits, which we expect to utilize within the ten year carryforward period.  Due to the expiration of state operating loss carryovers, we have written off the related deferred tax asset of $0.6 and the corresponding full valuation allowance at December 31, 2012.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Unrecognized Tax Benefits

The following table summarizes the activity related to our unrecognized tax benefits:

	2012	2011	2010

Balance at beginning of the year	$-	$0.8	$0.7
Increases related to prior year tax positions			0.1
Increases related to current year tax positions
Decreases related to the expiration of statue of limitation / settlement of audits		(0.8)

Balance at the end of the year	-	-	0.8

(8)	Long-term Debt

Amounts of long-term debt were as follows:

	December 31,
	2012	2011
Borrowings under revolving credit agreement	$114.6	$120.9
Senior notes	125.0	125.0
Other notes payable	10.2	15.5
	249.8	261.4
Less: current portion	(1.0)	(0.7)
	248.8	260.7

In January 2012, we entered into a new revolving credit agreement that replaced our previous revolving credit agreement.  The new credit agreement provides us with a $300 unsecured line of credit, which can be increased to $400 subject to certain customary conditions and approvals.  It is a multi-currency arrangement that will allow us to borrow certain foreign currencies at an adjusted LIBOR rate plus 1.00% to 1.75%, depending upon the ratio of our debt to EBITDA as defined therein.  The new credit agreement expires on January 20, 2017, and contains certain restrictive covenants, including covenants relating to the maintenance of net worth, leverage ratios and interest coverage ratios.  As of December 31, 2012, $185.4 remained available to us under this revolving credit line and we were in compliance with all of the covenants and ratios.

We had interest rate swaps outstanding which effectively hedge the variable interest rate on $33 of our borrowings as of December 31, 2012 and 2011, to a fixed rate of 3.3% per annum, plus credit spread.  Including the effect of this interest rate swap agreement, our borrowings under the credit agreement as of December 31, 2012 carried an average interest rate of 2.95%.

A qualified institution holds $75 of our senior notes which mature on April 2, 2017, subject to certain acceleration features upon an event of default, should one occur.  These senior notes are comprised of (a) $45 aggregate principal amount of Series 2007-A Adjustable Fixed Rate Guaranteed Senior Notes, Tranche 1, due April 2, 2017 (the “Tranche 1” notes) and (b) $30 aggregate principal amount of Series 2007-A Adjustable Floating Rate Guaranteed Senior Notes, Tranche 2 (the “Tranche 2” notes).  Tranche 1 bears interest at 5.78%, payable semi-annually in arrears on April 2nd and October 2nd of each year.  Tranche 2 bears interest at an annual rate of 0.55% plus LIBOR in effect from time to time, adjusted quarterly, and is payable quarterly in arrears.

As of December 31, 2012 and 2011, we had an interest rate swap outstanding which effectively hedges the variable interest rate of $30 of Tranche 2 senior notes to a fixed rate of 5.6% per annum.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

On April 29, 2010, we issued and sold an additional $50 of senior notes to other qualified institutional buyers pursuant to a note purchase agreement (the “Note Purchase Agreement”).  These senior notes bear interest at a fixed annual rate of 5.46%, payable semi-annually in arrears on April 29th and October 29th of each year, beginning on October 29, 2010.  Our obligations under the Note Purchase Agreement mature on April 29, 2020.

Our obligations under our revolving credit agreement, the Tranche 1 and Tranche 2 notes, and the Note Purchase Agreement are guaranteed by certain of our subsidiaries.

We also have an uncommitted, short-term credit facility maturing on November 15, 2013 that allows for maximum borrowings of $15, of which $8.5 was outstanding as of December 31, 2012 at an interest rate of 2.00%.

As of December 31, 2012, 65% of our debt is fixed at an average rate of 5.12%, the remainder of our debt contains interest rates which vary mostly in response to the changes in LIBOR.

Maturities of long-term debt outstanding at December 31, 2011 were as follows:

	2013	2014	2015	2016	2017	Thereafter
Borrowings under:
Revolving credit agreement	$-	$-	$-	$-	$114.6	$-
Senior notes	-	-	-	-	75.0	50.0
Other notes payable	1.0	0.5	0.1	-	8.6	-
	1.0	0.5	0.1	-	198.2	50.0

At December 31, 2012 and 2011, we had outstanding standby letters of credit of approximately $4.2 and $3.7, respectively, which are not included in our Consolidated Balance Sheets.  These letters of credit typically serve to guarantee performance of our land reclamation and workers’ compensation obligations; we have recorded amounts owed under these obligations in our Consolidated Balance Sheets as of December 31, 2012 and 2011.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Consolidated Balance Sheet:

		Fair Value as of December 31,
Liability Derivatives	Balance Sheet Location	2012	2011
Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$(8.4)	$(9.0)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)
Cash Flow Hedges

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax
	(Effective Portion)
	Year Ended December 31,
	2012	2011

Interest rate swaps	$0.6	$(1.5)

We use interest rate swaps to manage variable interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the swap.  As of December 31, 2012 and 2011, we had an interest rate swap outstanding which effectively hedges the variable interest rate on $30 of our senior notes to a fixed rate of 5.6% per annum.  We also had other interest rate swaps outstanding which effectively hedge the variable interest rate on $33 of our borrowings as of December 31, 2012 and 2011, under our revolving credit agreement, to a fixed rate of 3.3% per annum, plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  We are particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CYN), Danish kroner (DKK), Euro, Indian rupee (INR), Malaysian ringgit (MYR), Norwegian krone (NOK), Polish zloty (PLN), South African Rand (ZAR), Swiss franc (SEK), Thai baht (THB), and Turkish lira (TRY).  When considered appropriate, we enter into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Income on	Year Ended December 31,
	Derivatives	2012	2011	2010

Foreign exchange derivative instruments	Other, net	$(0.4)	$(0.5)	$(0.8)

We did not have any foreign exchange derivative instruments outstanding as of December 31, 2012 or 2011.

(10)	Fair Value Measurements

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

The following table categorizes our fair value instruments according to the assumptions used to calculate those values at the end of each of the past two years:

		Fair Value Measurements Using
	Asset /	Quoted Prices in		Significant
Description	(Liability)	Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
	12/31/2012	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$(8.4)	$-	$(8.4)	$-

Available-for-sale securities	14.6	14.6	-	-

Deferred compensation plan assets	9.4	-	9.4	-

Supplementary pension plan assets	8.2	-	8.2	-

		Fair Value Measurements Using
	Asset /	Quoted Prices in		Significant
Description	(Liability)	Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
	12/31/2011	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$(9.0)	$-	$(9.0)	$-

Available-for-sale securities	3.8	3.8	-	-

Deferred compensation plan assets	8.0	-	8.0	-

Supplementary pension plan assets	7.6	-	7.6	-

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(11)	Noncontrolling Interest

In January 2011, we acquired the remaining noncontrolling interest in Volclay South Africa (Proprietary) Limited (“VSA”), a part of our chromite operations, for approximately $5.6.

In February 2011, we sold 26% of our interest in Batlhako Mining Limited (“Batlhako”) to Vengawave (Proprietary) Limited, which is a Black Economic Empowerment enterprise (a “BEE”) in the Republic of South Africa.  Batlhako is VSA’s subsidiary dedicated strictly to mining chromite and selling it to one of our other subsidiaries for further processing and sale to the end customer.  South African law requires that we have a BEE as a partner in the mining operations and this transaction was consummated to comply with those regulations.

The following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders.

	Twelve Months Ended December 31,
	2012	2011
Net income attributable to AMCOL shareholders	$65.1	$58.5
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in South Africa (Proprietary) Limited	-	(5.4)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	-	(3.4)
Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$65.1	$49.7

(12)	Discontinued Operations

In September 2011, our construction technologies segment sold CETCO Contracting Services Company, which comprised our domestic contracting services business.  The operations of this business, including the immaterial loss recorded on the sale, have been reclassified and are recorded net of income tax within Income (loss) on discontinued operations within our Consolidated Statement of Operations.

(13)	Leases

In 2008, we entered into a sale-leaseback transaction involving the construction of a new corporate facility.  Under terms of the operating lease, rental payments in fiscal 2012, 2011 and 2010 approximate $2.7 , $2.6, and $2.6, respectively,  and increase 2% annually thereafter through December 2028.

We have several noncancelable leases for equipment, software, and plant facilities.  Total rent expense under operating lease agreements was approximately $20.1, $14.4 and $12.5 in 2012, 2011 and 2010, respectively.

The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) as of December 31, 2012:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	Minimum Lease
	Payments
	Domestic	Foreign	Total
Year ending December 31:
2013	$17.4	$2.6	$20.0
2014	14.4	1.9	16.3
2015	11.5	1.1	12.6
2016	8.4	0.7	9.1
2017	6.0	0.5	6.5
Thereafter	45.4	1.1	46.5
Total	103.1	7.9	111.0

(14)	Employee Benefit Plans

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

The following tables set forth our pension obligations and funded status at December 31:

	Pension Benefits
	Defined Benefit Pension Plan		Supplementary Pension Plan
	2012	2011	2012	2011
Change in benefit obligations:
Beginning projected benefit obligation	$58.1	$48.0	$11.6	$9.2
Service cost	1.7	1.5	0.3	0.2
Interest cost	2.7	2.6	0.5	0.5
Actuarial (gain)/loss	2.6	7.2	1.2	2.0
Benefits paid	(1.3)	(1.2)	(0.4)	(0.3)
Ending projected benefit obligation	63.8	58.1	13.2	11.6

Change in plan assets:
Beginning fair value	34.5	35.8	-	-
Actual return	4.3	(1.5)		-
Company contribution	1.7	1.5	0.4	0.4
Benefits paid	(1.4)	(1.3)	(0.4)	(0.4)
Ending fair value	39.1	34.5	-	-

Funded status of the plan	(24.7)	(23.6)	(13.2)	(11.6)

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

Pension cost in each of the following years was comprised of:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2012	2011	2010	2012	2011	2010
Service cost – benefits earned during the year	$1.7	$1.5	$1.4	$0.3	$0.2	$0.3
Interest cost on accumulated benefit obligation	2.7	2.6	2.4	0.5	0.5	0.5
Expected return on plan assets	(2.6)	(2.9)	(2.6)	-	-	-
Net amortization and deferral	1.0	0.1	0.1	0.2	0.1	0.1
Net periodic pension cost	2.8	1.3	1.3	1.0	0.8	0.9

The following table summarizes the assumptions used in determining our pension obligations at the end of each of our last two years:

	Defined Benefit Pension Plan		Supplementary Pension Plan
	2012	2011	2012	2011
Discount rate	4.17%	4.70%	4.00%	4.63%
Rate of compensation increase	3.00%	4.00%	3.00%	4.00%
Long-term rate of return on plan assets	7.50%	7.50%	N/A	N/A

 The following table summarizes the assumptions used in determining our net periodic benefit cost in the years ended December 31:

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2012	2011	2010	2012	2011	2010
Discount rate	4.70%	5.51%	5.91%	4.63%	5.36%	5.95%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	7.50%	8.00%	8.25%	N/A	N/A	N/A

We expect to contribute up to $1.2 to the defined benefit pension plan in 2013.  The accumulated benefit obligation (ABO) for our defined benefit pension plan was $56.4 and $49.3 at December 31, 2012 and 2011, respectively.  The ABO for our supplementary pension plan was $9.4 and $8.5 at December 31, 2012 and 2011, respectively.

The estimated future benefit payments contemplated under these plans, reflecting expected future service, as appropriate, are presented in the following table:

	Defined Benefit Pension Plan	Supplementary Pension Plan

2013	$1.8	$0.4
2014	2.1	0.4
2015	2.3	0.4
2016	2.5	0.5
2017	2.8	0.7
2018 through 2022	17.5	4.0

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 3 shows the amounts included within accumulated other comprehensive income as of December 31, 2012 and 2011 that have not yet been recognized as components of net periodic benefit cost.  Of these balances at December 31, 2012, the amounts expected to be amortized in the next fiscal year are $0.1 and $1.2 for the unrecognized prior service cost and unrecognized net actuarial loss, respectively.  Excluding the effect of income taxes, the amounts recognized within other comprehensive income and the prior service cost for 2012 and 2011, are as follows:

	2012	2011

Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$2.1	$13.7
Amortization of net actuarial loss (gain)	(1.1)	(0.1)
Amortization of prior service cost (credit)	(0.1)	(0.1)
Total change in other comprehensive income	0.9	13.5

Defined Benefit Pension Plan

Fair values of our defined benefit pension plan assets at December 31, by asset category, are as follows:

	Fair Value Measurements as of December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Short term investment funds	$0.6	$-	$0.6	$-
Equity securities:
US equity securities	14.0	1.4	12.6	-
International equity securities	9.5	4.5	5.0	-
AMCOL International common stock	2.1	2.1	-	-
Fixed income securities and bonds
Governmental agencies	0.7	-	0.7	-
Corporate bonds	5.4	5.4	-	-
Guaranteed investment contracts	1.3	-	1.3	-
Other investments
Real estate index funds	0.8	-	0.8	-
Commodities linked funds	0.7	0.7	-	-
Hedge funds	4.0	-	-	4.0
Total	39.1	14.1	21.0	4.0

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	Fair Value Measurements as of December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Short term investment funds	$0.7	$-	$0.7	$-
Equity securities:
US equity securities	11.2	-	11.2	-
International equity securities	6.0	2.0	4.0	-
AMCOL International common stock	1.9	1.9	-	-
Fixed income securities and bonds
Governmental agencies	1.0	1.0	-	-
Corporate bonds	5.0	5.0	-	-
Guaranteed investment contracts	2.5	-	2.5	-
Other investments
Real estate index funds	0.6	-	0.6	-
Commodities linked funds	1.7	1.7	-	-
Hedge funds	3.9	-	-	3.9
Total	34.5	11.6	19.0	3.9

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

The following is a reconciliation of changes in fair value measurements of plan assets using significant unobservable inputs (Level 3):
Hedge Funds
Beginning balance at December 31, 2010	$2.2
Purchases, sales, and settlements	1.8
Actual return on plan assets still held at reporting date	(0.1)
Ending balance at December 31, 2011	3.9
Purchases, sales, and settlements	-
Actual return on plan assets still held at reporting date	0.1
Ending balance at December 31, 2012	4.0

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

Defined Contribution Plan

Employees hired on or after January 1, 2004 do not participate in our defined benefit pension plan or SERP.  Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee’s savings plan equal to 3% of their compensation.  We made total contributions to this plan of $1.9, $1.8 and $1.2 in 2012, 2011 and 2010, respectively.

401(k) Savings Plan

We also have a savings plan for our U.S. personnel.  In 2012, we made a contribution in an amount equal to an employee’s contributions up to a maximum of 4% of the employee’s annual earnings.  We make contributions to this plan using either cash or our own common stock which we purchase in the open market.  Our contributions under the savings plan were $3.8 in 2012, $3.4 in 2011 and $2.8 in 2010.

Other

We also have a deferred compensation plan and a 401(k) restoration plan for our executives.

(15)	Stock Compensation Plans

Nonqualified stock options, incentive stock options, and stock appreciation rights

We provide compensation to certain employees using stock based awards.  For purposes of calculating compensation cost, we estimate the fair value of each award on the date of grant using the Black-Scholes option-pricing model.  We used the following assumptions in calculating the fair value of awards granted in each of the following years:

	2012	2011	2010
Risk-free interest rate	1.0%	2.2%	2.7%
Expected life of option in years	5.39	5.51	5.61
Expected dividend yield of stock	2.3%	2.5%	3.2%
Expected volatility of stock price	56.4%	49.0%	50.8%
Weighted-average per share fair value of options granted	$12.36	$11.42	$8.62

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

Changes in options outstanding are summarized as follows:

	December 31, 2012		December 31, 2011		December 31, 2010
1998 Long-Term Incentive Plan	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at January 1	169,051	$21.82	413,710	$19.88	720,791	$18.19
Granted	-	-	-	-	-	-
Exercised	(165,401)	21.80	(243,659)	18.54	(306,548)	15.93
Forfeited			-	-	-	-
Expired	(3,650)	22.57	(1,000)	14.79	(533)	4.76
Options outstanding at December 31	-	-	169,051	21.82	413,710	19.88
Options exercisable at December 31	-	-	169,051	21.82	413,710	19.88

2006 Long-Term Incentive Plan

	December 31, 2012		December 31, 2011		December 31, 2010
2006 Long-Term Incentive Plan	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price
Awards outstanding at January 1	1,189,012	$22.91	1,389,598	$23.02	1,060,057	$22.89
Granted	-	-	-	-	390,750	23.24
Exercised	(297,528)	23.11	(170,998)	24.04	(29,862)	21.62
Forfeited	(3,125)	23.24	(20,087)	20.48	(22,722)	19.92
Expired	(5,250)	23.89	(9,501)	23.64	(8,625)	29.62
Awards outstanding at December 31	883,109	22.84	1,189,012	22.91	1,389,598	23.02
Awards exercisable at December 31	781,574	22.79	885,003	23.67	754,622	24.86

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

2010 Long-Term Incentive Plan

	December 31, 2012		December 31, 2011
2010 Long-Term Incentive Plan	Awards	Weighted Average Exercise Price	Awards	Weighted Average Exercise Price
Awards outstanding at January 1	356,050	$30.66		$-
Granted	417,420	29.80	379,425	30.66
Exercised	(567)	30.66	-	-
Forfeited	(22,107)	30.12	(23,375)	30.66
Expired	(500)	30.66	-	-
Awards outstanding at December 31	750,296	30.20	356,050	30.66
Awards exercisable at December 31	117,219	30.66	-	-

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

All Stock Compensation Plans

All Stock Compensation Plans	2012	2011	2010

Intrinsic value of awards exercised during the year	$3.6	$5.1	$3.9
Fair value of awards vested during the year	2.9	2.4	3.9
Grant date fair value of awards granted during the year	5.2	4.3	3.4

The following table summarizes information about stock compensation awards outstanding and exercisable at December 31, 2011:

				Weighted
		Weighted		Average
All Stock Compensation Plans	Number	Average		Remaining
	of	Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life (Yrs.)
Awards outstanding at December 31, 2012	1,633,405	$26.22	$7.3	6.29
Awards exercisable at December 31, 2012	898,793	23.82	6.2	4.46

The following table summarizes information about our nonvested stock compensation awards outstanding:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	December 31, 2012		December 31, 2011		December 31, 2010
All Stock Compensation Plans- Nonvested Awards	Awards	Weighted Average Grant date Fair value	Awards	Weighted Average Grant date Fair value	Awards	Weighted Average Grant date Fair value
Nonvested awards outstanding at January 1	660,059	$9.80	635,726	$7.87	721,442	$7.46
Granted	417,420	12.36	379,425	11.42	390,750	8.62
Vested	(317,635)	8.99	(311,630)	7.80	(453,744)	8.50
Forfeited	(25,232)	11.59	(43,462)	9.77	(22,722)	7.59
Nonvested awards outstanding at December 31	734,612	11.55	660,059	9.80	635,726	7.87

We recorded stock compensation expense of $4.5, $3.2 and $4.1 in 2012, 2011 and 2010, respectively.  At December 31, 2012, we had approximately $3.0 of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of 1.4 years.  We expect to satisfy the exercise of stock compensation awards by issuing new shares of common stock.

Restricted Stock Awards

The tables above exclude the impact of all restricted stock awards.

Restricted stock awards are subject to performance conditions established by the Compensation Committee of the Board of Directors.  The cost of these awards, determined to be the fair market value of the shares at the date of the grant, is expensed ratably over the performance period.

In February 2011, we granted 75,000 shares of performance based restricted stock to our executive officers pursuant to our 2010 Long-Term Incentive Plan.  These restricted stock awards have a grant date fair value of $30.66 per share, and vest ratably over a three-year period from grant date, provided that the Company, or certain reporting segments, meet certain established performance targets.  One-third of these shares vested in February 2012, and another one-third of these shares vested in February 2013, as the performance targets were met.

In 2009, we granted 40,000 shares of performance based restricted stock with December 2012 vest date to our executive officers pursuant to our 2006 Long-Term Incentive Plan.  These restricted awards have a grant date fair value of $28.42 per share. All these shares were cancelled in December 2012 as the performance targets were not met.

We recorded expense of $0.0, $1.7 and $0.5 for our restricted stock awards in 2012, 2011 and 2010, respectively.  We expect to satisfy any future distribution of shares of restricted stock by issuing new shares of common stock.

(16)	Contingencies

We are party to a number of lawsuits arising in the normal course of business.  Our energy services segment is also party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 million and the other of $9 million.  We do not believe that any of the aforementioned pending litigation will have a material adverse effect on our consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(17)	Quarterly Results (Unaudited)

Unaudited summarized results for each quarter of the last two years are as follows:

	2012 Quarters
	First	Second	Third	Fourth
Performance materials	$125.2	$131.1	$121.0	$114.6
Construction technologies	50.9	61.4	60.6	50.2
Energy services	55.3	61.1	69.1	71.8
Transportation	11.1	11.7	10.7	10.5
Intersegment sales	(7.1)	(7.8)	(7.9)	(7.9)
Net sales	235.4	257.5	253.5	239.2
Performance materials	$33.4	$35.6	$31.2	$26.7
Construction technologies	14.6	18.7	20.1	15.1
Energy services	15.4	19.2	17.7	18.8
Transportation	1.2	1.2	1.1	1.1
Intersegment gross profit	0.1	-	(0.3)	0.2
Gross profit	64.7	74.7	69.8	61.9
Performance materials	$21.5	$22.5	$18.0	$14.3
Construction technologies	0.9	6.3	7.0	1.4
Energy services	4.8	7.7	7.9	8.3
Transportation	0.2	0.3	0.2	0.1
Corporate	(6.0)	(5.7)	(5.0)	(6.6)
Operating profit	21.4	31.1	28.1	17.5
Income (loss) from continuing operations	$13.5	$21.4	$19.0	$11.0
Income (loss) on discontinued operations	$-	$-	$-	$-
Net income (loss)	$13.5	$21.4	$19.0	$11.0
Net income (loss) attributable to noncontrolling interests	$0.1	$(0.3)	$-	$-
Net income (loss) attributable to AMCOL shareholders	$13.4	$21.7	$19.0	$11.0
Basic earnings per share attributable to AMCOL shareholders (A)	$0.42	$0.68	$0.59	$0.34
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.41	$0.67	$0.59	$0.34

(A)  Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year.  Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Our construction technologies segment recorded an expense of $1.8 and $0.6 in other non-operating expense to provide for estimated losses on certain non-operating assets in the first quarter ended March 31, 2012 and fourth quarter ended December 31, 2012, respectively.

Our corporate segment recorded $0.7 of selling, general and administrative expense relating to impairment of certain corporate information technology assets in the first quarter ended March 31, 2012.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	2011 Quarters
	First	Second	Third	Fourth
Performance materials	$115.8	$118.3	$122.2	$120.4
Construction technologies	51.7	74.8	71.0	54.4
Energy services	45.6	45.1	50.1	53.9
Transportation	12.7	14.8	14.9	11.7
Intersegment sales	(7.2)	(9.8)	(10.3)	(6.3)
Net sales	218.6	243.2	247.9	234.1
Performance materials	$28.1	$26.2	$31.5	$30.7
Construction technologies	15.3	22.2	21.8	14.6
Energy services	13.5	11.7	15.4	15.4
Transportation	1.4	1.6	1.8	1.3
Intersegment gross profit	(0.4)	0.1	(0.1)	0.2
Gross profit	57.9	61.8	70.4	62.2
Performance materials	$16.1	$13.4	$19.5	$18.1
Construction technologies	1.8	8.0	7.0	0.5
Energy services	5.7	3.7	5.8	6.1
Transportation	0.5	0.7	0.7	0.3
Corporate	(5.1)	(4.9)	(7.2)	(4.6)
Operating profit	19.0	20.9	25.8	20.4
Income from continuing operations	$13.2	$12.9	$20.8	$12.8
Income (loss) on discontinued operations	$(0.1)	$0.2	$(1.3)	$-
Net income	$13.1	$13.1	$19.5	$12.8
Net income (loss) attributable to noncontrolling interests	$-	$-	-	$-
Net income (loss) attributable to AMCOL shareholders	$13.1	$13.1	$19.5	$12.8
Basic earnings per share attributable to AMCOL shareholders (A)	$0.42	$0.41	$0.61	$0.40
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.41	$0.41	$0.61	$0.40

(A) Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year.  Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

Our performance materials segment recorded the following in the third quarter ended September 30, 2011:

-	Reduction to cost of sales of $1.5 resulting from the recovery of certain mining costs in our chromite operations.

-	Income from affiliates and joint ventures of $2.1 resulting from the sale of our Belgian joint venture.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2013

AMCOL INTERNATIONAL CORPORATION

	By:	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hughes	April 10, 2013
John Hughes
Chairman of the Board and Director

/s/ Ryan F. McKendrick	April 10, 2013
Ryan F. McKendrick
President and Chief Executive Officer and Director

/s/ Donald W. Pearson	April 10, 2013
Donald W. Pearson
Senior Vice President and Chief Financial Officer; Treasurer and Chief Accounting Officer

/s/ Arthur Brown	April 10, 2013
Arthur Brown
Director

/s/ Daniel P. Casey	April 10, 2013
Daniel P. Casey
Director

/s/ Donald J. Gallagher	April 10, 2013
Donald J. Gallagher
Director

/s/ Frederick J. Palensky	April 10, 2013
Frederick J. Palensky
Director

/s/ Jay D. Proops	April 10, 2013
Jay D. Proops
Director

/s/ Clarence O. Redman	April 10, 2013
Clarence O. Redman
Director

/s/ William H. Schumann III	April 10, 2013
William H. Schumann III
Director

/s/ Dale E. Stahl	April 10, 2013
Dale E. Stahl
Director

/s/Audrey L. Weaver	April 10, 2013
Audrey L. Weaver
Director

/s/ Paul C. Weaver	April 10, 2013
Paul C. Weaver
Director

INDEX TO EXHIBITS
Exhibit
Number

3.1	Restated Certificate of Incorporation of the Company (1), as amended (2), as amended (3)
3.2	Bylaws of the Company as amended and restated (4), as amended (22)
4	Article Four of the Company’s Restated Certificate of Incorporation (1), as amended (3)
10.1	AMCOL International Corporation Nonqualified Deferred Compensation Plan (5)
10.2	AMCOL International Corporation 1998 Long-Term Incentive Plan (6), as amended* (7)
10.3	AMCOL International Corporation 2006 Long-Term Incentive Plan (8), as amended * (5)
10.4	AMCOL International Corporation Annual Cash Incentive Plan* (8)
10.5	AMCOL International Corporation Discretionary Cash Incentive Plan* (8)
10.6	AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees* (5)
10.7	Employment Agreement effective as of February 2, 2009 by and between Registrant and Donald W. Pearson* (9)
10.8	Employment Agreement effective as of March 25, 2009 by and between Registrant and Gary Castagna* (9)
10.9	Employment Agreement effective as of March 25, 2009 by and between Registrant and Ryan F. McKendrick* (9)
10.10
A written description of compensation for the Board of Directors of the Company is set forth under the caption “Director Compensation” in the definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to the Company’s shareholders in connection with the Annual Meeting of Shareholders held on May 5, 2011, and is hereby incorporated by reference.*

10.11	Form of Indemnification Agreement between the Company and its directors and executive officers (4)
10.12	Employment Agreement effective as of January 1, 2010 by and between Registrant and Michael Johnson* (15)
10.13	Form of Restricted Stock Award Agreement between Registrant and Gary Castagna and Ryan F. McKendrick* (16)
10.14	Note Purchase Agreement dated as of April 29, 2010 by and among the Registrant and the Lincoln National Life Insurance Company and the Lincoln Life and Annuity Company of New York (17)
10.15	AMCOL International Corporation 2010 Long-Term Incentive Plan* (18)
10.16	AMCOL International Corporation 2010 Cash Incentive Plan* (18)
10.17	Form of Option Award Agreement* (18)
10.18	Form of Annual Cash Award Agreement* (18)
10.19	Performance based Restricted Stock Form Award Agreement * (20)
10.20
Credit Agreement dated as of January 20, 2012, by and among AMCOL International Corporation, certain wholly-owned AMCOL subsidiaries, B.M.O. Harris Bank N.A., as administrative agent, and certain other financial institutions as lenders therein (23)

10.21	Change of Control Agreements dated March 11, 2011 by and between AMCOL International Corporation and Gary L. Castagna, Michael Johnson, Ryan F. McKendrick, and Donald W. Pearson* (21)
10.22	Change of Control Agreements dated February 28, 2012 by and between AMCOL International Corporation and Patrick E. Carpenter and James W. Ashley* (24)
10.23	2012 Performance agreement dated March 14, 2012, by and between CETCO Oilfield Services Company LLC and Michael R. Johnson * (25)
21	AMCOL International Subsidiary Listing
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the. Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosure
101	Interactive Data File**

(1)	Exhibit is incorporated by reference to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on September 15, 1993.
(2)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.
(3)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.
(4)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on February 13, 2009.

(5)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.
(6)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-56017) filed with the Securities and Exchange Commission on June 4, 1998.
(7)	Exhibit is incorporated by reference to the Registrant’s Form S-8 (File 333-68664) filed with the Securities and Exchange Commission on August 30, 2001.
(8)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.
(9)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.
(10)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.
(11)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2007.
(13)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed the Securities and Exchange Commission on May 23, 2008.
(14)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2009.
(15)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.
(16)	Exhibit is incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.
(17)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.
(18)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.
(19)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 22, 2010.
(20)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2011.
(21)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.
(22)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.
(23)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 23, 2012.
(24)	Exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2012.
(25)	Exhibit is incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May10, 2012.

*Management compensatory plan or arrangement
** As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.