Form 10-Q
period 2013-03-31
AMCOL INTERNATIONAL CORP
filed 2013-05-07
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
(Common stock, $.01 par value)	32,290,231 Shares

AMCOL INTERNATIONAL CORPORATION

INDEX

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

Item 1:	Financial Statements

ASSETS	March 31, 2013 (unaudited)	December 31, 2012
Current assets:
Cash and cash equivalents	$31.1	$40.0
Accounts receivable, net	208.9	202.7
Inventories	148.4	153.8
Prepaid expenses	19.0	17.0
Deferred income taxes	7.3	7.0
Income tax receivable	11.1	7.0
Other	4.1	2.0
Total current assets	429.9	429.5

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	12.1	13.0
Mineral rights	44.7	48.6
Depreciable assets	563.6	552.0

	620.4	613.6
Accumulated depreciation and depletion	(315.1)	(311.7)
	305.3	301.9

Goodwill	69.6	70.2
Intangible assets, net	32.9	33.9
Investment in and advances to affiliates and joint ventures	33.6	27.8
Available-for-sale securities	8.7	14.6
Deferred income taxes	8.0	7.4
Other assets	27.0	25.3

Total noncurrent assets	485.1	481.1
Total Assets	$915.0	$910.6

Continued…

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2013 (unaudited)	December 31, 2012
Current liabilities:
Accounts payable	$55.0	$51.1
Accrued income taxes	6.5	5.0
Accrued liabilities	59.0	58.4

Total current liabilities	120.5	114.5

Noncurrent liabilities:
Long-term debt	251.6	248.8
Pension liabilities	37.7	37.5
Deferred compensation	10.3	9.4
Deferred income taxes	13.0	12.8
Other long-term liabilities	21.3	22.5

Total noncurrent liabilities	333.9	331.0

Shareholders' Equity:
Common stock	0.3	0.3
Additional paid in capital	111.2	105.1
Retained earnings	359.2	355.2
Accumulated other comprehensive income (loss)	(12.8)	0.8
Treasury stock	(0.7)	-

Total AMCOL shareholders' equity	457.2	461.4

Noncontrolling interest	3.4	3.7

Total equity	460.6	465.1
Total Liabilities and Shareholders' Equity	$915.0	$910.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Net sales	$236.7	$235.5
Cost of sales	173.6	170.8
Gross profit	63.1	64.7
Selling, general and administrative expenses	46.8	43.3
Operating profit	16.3	21.4
Other income (expense):
Interest expense, net	(2.5)	(2.7)
Other, net	(0.7)	(2.1)
	(3.2)	(4.8)
Income before income taxes and income (loss) from affiliates and joint ventures	13.1	16.6
Income tax expense	3.6	4.4
Income before income (loss) from affiliates and joint ventures	9.5	12.2
Income (loss) from affiliates and joint ventures	0.9	1.3

Net income (loss)	10.4	13.5

Net income (loss) attributable to noncontrolling interests	(0.1)	0.1

Net income (loss) attributable to AMCOL shareholders	$10.5	$13.4

Weighted average common shares outstanding	32.4	32.0

Weighted average common and common equivalent shares outstanding	32.7	32.3

Earnings per share attributable to AMCOL shareholders:

Basic earnings per share	$0.32	$0.42

Diluted earnings per share	$0.32	$0.41

Dividends declared per share	$0.20	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$10.4	$13.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9.9)	10.7
Unrealized gain (loss) on available-for-sale securities	(4.7)	(0.9)
Unrealized gain (loss) on interest rate swap agreements	0.4	0.2
Pension adjustment	0.4	0.2
Total other comprehensive income (loss), net of tax	(13.8)	10.2
Total comprehensive income (loss) including noncontrolling interests	(3.4)	23.7

Less: Net income (loss) attributable to noncontrolling interests	(0.1)	0.1
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(0.2)	0.2
Total comprehensive income (loss) attributable to noncontrolling interests	(0.3)	0.3
Total comprehensive income (loss) attributable to AMCOL shareholders	$(3.1)	$23.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollars in millions)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest

Balance at December 31, 2011	$394.9	$314.3	$(14.7)	$0.3	$(3.4)	$94.3	$4.1
Net income (loss)	13.5	13.4					0.1
Cash dividends	(5.8)	(5.8)
Issuance of treasury shares pursuant to employee stock compensation plans	3.3				1.7	1.6
Tax benefit from employee stock compensation plans	(0.1)					(0.1)
Vesting of common stock in connection with employee stock compensation plans	1.8					1.8
Other comprehensive income (loss)	10.2		10.0				0.2

Balance at March 31, 2012	417.8	321.9	(4.7)	0.3	(1.7)	97.6	4.4

Balance at December 31, 2012	$465.1	$355.2	$0.8	$0.3	$-	$105.1	$3.7
Net income (loss)	10.4	10.5					(0.1)
Cash dividends	(6.5)	(6.5)
Issuance of treasury shares pursuant to employee stock compensation plans	3.8				(0.7)	4.5
Tax benefit from employee stock compensation plans	(0.3)					(0.3)
Vesting of common stock in connection with employee stock compensation plans	1.8					1.8
Other comprehensive income (loss)	(13.8)		(13.6)				(0.2)
Contribution from noncontrolling partner	0.1					0.1
Balance at March 31, 2013	460.6	359.2	(12.8)	0.3	(0.7)	111.2	3.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2013	2012
Cash flow from operating activities:
Net income	$10.4	$13.5
Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	11.8	10.7
Other non-cash charges	2.1	3.2
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(14.2)	2.4
Decrease (increase) in noncurrent assets	(1.6)	(0.9)
Increase (decrease) in current liabilities	7.4	(9.5)
Increase (decrease) in noncurrent liabilities	1.0	1.1
Net cash provided by (used in) operating activities	16.9	20.5
Cash flow from investing activities:
Capital expenditures	(22.6)	(16.6)
(Increase) decrease in investments in and advances (to) from affiliates and joint ventures	(5.0)	0.1
Proceeds from sale of land and depreciable assets	0.3	0.5
Other	0.7	0.6
Net cash (used in) investing activities	(26.6)	(15.4)
Cash flow from financing activities:
Net change in outstanding debt	2.9	(10.1)
Proceeds from sales of treasury stock	3.9	3.4
Dividends paid	(6.5)	(5.7)
Excess tax benefits from stock-based compensation	-	0.1
Contribution from noncontrolling partner	0.1	-
Net cash provided by (used in) financing activities	0.4	(12.3)
Effect of foreign currency rate changes on cash	0.4	-
Net increase (decrease) in cash and cash equivalents	(8.9)	(7.2)
Cash and cash equivalents at beginning of period	40.0	24.1
Cash and cash equivalents at end of period	$31.1	$16.9

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

Our performance materials segment is a leading supplier of bentonite related products.

Our construction technologies segment provides products for non-residential construction, environmental and infrastructure projects worldwide.

Our energy services segment offers a range of patented technologies, products and services for both upstream and downstream oil and gas production.

Our transportation segment, which serves our domestic subsidiaries as well as third parties, is a dry van and flatbed carrier and freight brokerage service provider.

Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company.  Approximately 77% and 71% of the revenue elimination in the three months ended March 31, 2013 and 2012, respectively, represents elimination of shipping revenues between our transportation segment and its domestic sister companies.

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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The composition of our revenues by segment is as follows:

	Three Months Ended
	March 31,
	2013	2012
Performance materials	50%	53%
Construction technologies	18%	22%
Energy services	31%	23%
Transportation	4%	5%
Intersegment sales	-3%	-3%
	100%	100%

Further discussion of our segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2012, is unaudited.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2012.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended March 31, 2013 and 2012, and our financial position as of March 31, 2013, and all such adjustments are of a normal and recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three months ended March 31, 2013.  These reclassifications did not have a material impact on our financial statements.

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

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year for a variety of reasons, including the seasonality of both our construction technologies segment, which varies due to the seasonal nature of the construction industry, and our energy services segment, which varies due to seasonal weather patterns in its various geographic markets.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 2:	EARNINGS PER SHARE

The following table provides further share information used in calculating our earnings per share for the periods presented herein.  Basic earnings per share was calculated by dividing net income attributable to AMCOL shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share was calculated by dividing net income attributable to AMCOL shareholders by the weighted average common shares outstanding after consideration of the dilutive effect of stock compensation awards outstanding during each period.

	Three Months Ended
	March 31,
	2013	2012
Weighted average number of common shares outstanding	32,383,863	31,979,894
Dilutive impact of stock based compensation	285,633	311,864
Weighted average number of common and common equivalent shares outstanding for the period	32,669,496	32,291,758
Number of common shares outstanding at the end of the period	32,287,200	31,891,418

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	270,792	591,028

Note 3:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at March 31, 2013 and December 31, 2012 are comprised of the following components:

	March 31,	December 31,
	2013	2012
Crude stockpile inventories	$56.2	$60.8
In-process and finished goods inventories	69.1	70.5
Other raw material, container, and supplies inventories	23.1	22.5
	$148.4	$153.8

We mine various minerals using a surface mining process that requires the removal of overburden.  In certain areas and under various governmental regulations, we are obligated to restore the land comprising each mining site to its original condition at the completion of the mining activity.  We include an estimate of this reclamation liability in our condensed consolidated balance sheets; it is adjusted to reflect the passage of time, current activities, and changes in estimated future cash outflows.  A reconciliation of the activity within our reclamation liability is as follows:

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$9.5	$9.3
Settlement of obligations	(0.7)	(1.3)
Liabilities incurred and accretion expense	0.4	1.8
Foreign currency	(0.2)	0.1

Balance at end of period	$9.0	$9.9

Note 4:	BUSINESS SEGMENT INFORMATION

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

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The following tables set forth certain financial information by segment:

	Three Months Ended
	March 31,
	2013	2012
Net sales:
Performance materials	$117.2	$125.2
Construction technologies	42.8	51.0
Energy services	73.1	55.3
Transportation	10.2	11.1
Intersegment sales	(6.6)	(7.1)
Total	$236.7	$235.5

Operating profit (loss):
Performance materials	$15.9	$21.5
Construction technologies	(1.8)	0.9
Energy services	8.2	4.8
Transportation	0.2	0.2
Corporate	(6.2)	(6.0)
Total	$16.3	$21.4

	As of Mar 31, 2013	As of Dec. 31, 2012
Assets:
Performance materials	$440.7	$454.0
Construction technologies	153.7	157.6
Energy services	241.2	225.8
Transportation	3.6	4.0
Corporate	75.8	69.2
Total	$915.0	$910.6

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2013	2012
Depreciation, depletion and amortization:
Performance materials	$4.8	$4.6
Construction technologies	1.4	1.4
Energy services	4.8	4.0
Transportation	-	-
Corporate	0.8	0.7
Total	$11.8	$10.7

Capital expenditures:
Performance materials	$4.1	$6.5
Construction technologies	0.2	2.6
Energy services	16.1	6.0
Transportation	0.1	-
Corporate	2.1	1.5
Total	$22.6	$16.6

Research and development (income) expense:
Performance materials	$1.8	$1.7
Construction technologies	0.7	0.6
Energy services	0.5	0.1
Corporate	0.1	0.1
Total	$3.1	$2.5

Note 5:	EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering substantially all of our domestic employees hired before January 1, 2004.  We also sponsor a supplementary pension plan that provides benefits in excess of qualified plan limitations for certain employees.  Pension cost for both of our plans is comprised of :

	Defined Benefit Pension Plan		Supplementary Pension Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$0.4	$0.4	$0.1	$0.1
Interest cost	0.7	0.7	0.1	0.1
Expected return on plan assets	(0.7)	(0.6)	-	-
Amortization of acturial loss	0.2	0.2	0.1	0.1
Net periodic benefit cost	$0.6	$0.7	$0.3	$0.3

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we expect to contribute $1.2 to the defined benefit pension plan in 2013, of which $0.4 was contributed in the three months ended March 31, 2013.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 6:	INCOME TAXES

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 27.5% and 26.5%, respectively.  For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions, and differences in local tax rates on the income from our foreign subsidiaries.

In the normal course of business, we are subject to examination by taxing authorities throughout the world.  With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2008.  In general, the United States Internal Revenue Service (“IRS”) has examined our federal income tax returns for all years through 2009.

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

The following table sets forth the fair values of our derivative instruments and where they are recorded within our condensed consolidated balance sheet:

Liability Derivatives	Balance Sheet Location	Fair Value as of
		March 31, 2013	December 31, 2012

Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$(7.8)	$(8.4)

Cash flow hedges

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives
	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2013	2012

Interest rate swaps, net of tax	$0.4	$0.2

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

We use interest rate swaps to manage floating interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the swap.  As of March 31, 2013 and 2012, we had interest rate swaps outstanding which effectively hedge the variable interest rate on $30.0 of our senior notes to a fixed rate of 5.6% per annum and $33.0 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum, plus credit spread.

Other

We are exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  We are particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CYN), Danish kroner (DKK),  Euro, India rupee (INR), Malaysian ringgit (MYR), Norwegian krone (NOK), Polish Zloty (PLN), South African rand (ZAR), Swiss franc (SEK), and Thai baht (THB).  When considered appropriate, we enter into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.

We have not designated our foreign currency derivative contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Income on Derivatives	Three Months Ended March 31,
		2013	2012

Foreign currency exchange contracts	Other, net	$0.1	$(0.4)

We did not have any significant foreign exchange derivative instruments outstanding as of March 31, 2013 or December 31, 2012.

Note 8:	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Our calculation of the fair value of derivative instruments includes several assumptions.  The fair value hierarchy prioritizes these input assumptions in the following three broad levels:

Level 1 – Values are based on quoted prices (unadjusted) in active markets for identical assets or liabilities we have the ability to access at the measurement date.

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Level 2 – Values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model based valuations for which all significant inputs are observable in the market.

Level 3 – Values are based on model based techniques that use unobservable inputs for the asset or liability. These inputs reflect our beliefs about the assumptions market participants would use in pricing the asset or liability.

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 3/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(7.8)	$-	$(7.8)	$-

Available-for-sale securities	8.7	8.7	-	-

Deferred compensation plan assets	9.8	-	9.8	-

Supplementary pension plan assets	8.6	-	8.6	-

		Fair Value Measurements Using
Description	Asset / (Liability) Balance at 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(8.4)	$-	$(8.4)	$-

Available-for-sale securities	14.6	14.6	-	-

Deferred compensation plan assets	9.4	-	9.4	-

Supplementary pension plan assets	8.2	-	8.2	-

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

Note 9:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company and the affected line items in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2013			2012
	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of- Tax Amount

Foreign currency translation adjustment	$(9.9)	$-	$(9.9)	$10.7	$-	$10.7

Unrealized gain (loss) on available-for-sale securities	(5.9)	1.2	(4.7)	(0.9)	-	(0.9)

Interest rate swap agreements:
Unrealized gain (loss) arising during period	-	-	-	(0.2)	-	(0.2)
Reclassification of net (gain) loss to net income	0.6	(0.2)	0.4	0.6	(0.2)	0.4

Pension plans:
Reclassification of net acturial loss to net income	0.3	0.1	0.4	0.3	(0.1)	0.2

Total other comprehensive income (loss)	$(14.9)	$1.1	$(13.8)	$10.5	$(0.3)	$10.2

	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where
	Three Months Ended March 31,		Net Income is Presented
	2013	2012
Reclassification of net (gain) loss on interset rate swaps:
Pre-tax amount	$0.6	$0.6	Interest expense, net
Tax	(0.2)	(0.2)	Income tax expense
Net of tax	0.4	0.4

Amortization of pension items:
Net acturial loss, pre-tax amount	0.3	0.3	Components of net periodic benefit cost (see Employee Benefit Plans note for details)
Tax	0.1	(0.1)	Income tax expense
Net of tax	0.4	0.2

Total reclassifications for the period, net of tax	$0.8	$0.6

Index

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 10:	REORGANIZING CHARGES

Our results for the three months ended March 31, 2013 include $2.7 of charges, mostly within our construction technologies segment, relating to closing or reorganizing certain of our operations, especially those in Europe.  Of this $2.7, $2.2 was included in selling, general and administrative expense and $0.5 was included in cost of sales within our condensed consolidated statements of operations.

Note 11:	CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business.   Our energy services segment is party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 and the other of $9.  We do not believe that any of the aforementioned pending litigation will have a material adverse effect on our consolidated financial statements.

Index

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

From time to time, certain statements we make, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, constitute "forward-looking statements" made in reliance upon the safe harbor contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements relating to our Company or our operations that are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions, and statements relating to anticipated growth and levels of capital expenditures. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Our actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements as a result of various factors, including without limitation the following: actual performance in our various markets; conditions in the metalcasting and construction markets; oil and gas prices and conditions in those industries; operating costs; seasonality of our construction technologies and energy services segments; competition and regulation; currency exchange rates and devaluations; delays in development, production and marketing of new products; integration of acquired businesses; conducting and expanding operations in international markets; and other factors set forth from time to time in our reports filed with the Securities and Exchange Commission (SEC).  We undertake no duty to update any forward looking statements to actual results or changes in our expectations.

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

The principal mineral that we utilize to generate revenues is bentonite.  We own or lease bentonite reserves in the U.S., Australia, China and Turkey.  Additionally, through our affiliates and joint ventures, we have access to bentonite reserves in Egypt, India, and Mexico.  We also develop applications for other minerals, including chromite ore from our mine in South Africa and leonardite.

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

A sustainable, profitable business with long-term profitable growth is our primary objective.  We employ a number of strategic initiatives to achieve this goal:

•
Organic growth:  The central component of our growth strategy is expansion of our product lines and market presence.  We have a history of commitment to research and development activities directed at bringing innovative products to market.  We believe this approach to growth offers the best probability of achieving our long-term goals at the lowest risk.

•
Globalization:  As we have done for decades, we continue to expand our manufacturing and marketing organizations into emerging geographic markets.  We see significant opportunities in emerging markets and international markets in general to expand our revenues and earnings over the long-term given the expected growth rates in these areas.  We expect to take advantage of these growing markets, either through our wholly-owned subsidiaries or investments in affiliates and joint ventures.

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

A number of risks will challenge us in meeting these long-term objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  We describe certain risks throughout this report as well as under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” within our Annual Report on Form 10-K for the year ended December 31, 2012.  In general, the significance of these risks has not materially changed since our Annual Report on Form 10-K for the period ended December 31, 2012.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations describes relevant aspects of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  We evaluate the accounting policies and estimates used to prepare the financial statements on an ongoing basis.  We consider the accounting policies used in preparing our financial statements to be critical accounting policies when they are both important to the portrayal of our financial condition and results of operations, and require us to make estimates, complex judgments, and assumptions, including with respect to events which are inherently uncertain.  As a result, actual results could differ from these estimates.  For more information on our critical accounting policies, please read our Annual Report on Form 10-K for the year ended December 31, 2012.

Analysis of Results of Operations

Following is a discussion and analysis that describes certain factors that have affected, and may continue to affect, our financial position and operating results.  This discussion should be read in conjunction with the accompanying condensed consolidated financial statements.

The following consolidated income statement review and segment analysis discuss the results for the three months ended March 31, 2013 and the comparable results in the prior year.  In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments.

Index

Three months ended March 31, 2013 vs. March 31, 2012

Consolidated Income Statement Review

The table below compares our operating results for the three months ended March 31, 2013 and 2012.

Consolidated	Three Months Ended March 31,
	2013	2012	2013 vs. 2012
	(In Millions, Except Per Share Amounts)

Net sales	$236.7	$235.5	0.5%
Cost of sales	173.6	170.8
Gross profit	63.1	64.7	-2.5%
margin %	26.7%	27.5%
Selling, general and administrative expenses	46.8	43.3	8.1%
Operating profit	16.3	21.4	-23.8%
margin %	6.9%	9.1%
Other income (expense):
Interest expense, net	(2.5)	(2.7)	-7.4%
Other, net	(0.7)	(2.1)	*
	(3.2)	(4.8)

Income before income taxes and income (loss) from affiliates and joint ventures	13.1	16.6
Income tax expense	3.6	4.4	-18.2%
effective tax rate	27.5%	26.5%

Income before income (loss) from affiliates and joint ventures	9.5	12.2
Income (loss) from affiliates and joint ventures	0.9	1.3	-30.8%

Net income (loss)	10.4	13.5	-23.0%

Net income (loss) attributable to noncontrolling interests	(0.1)	0.1	*
Net income (loss) attributable to AMCOL shareholders	$10.5	$13.4	-21.6%

Earnings per share attributable to AMCOL shareholders:

Basic earnings per share	$0.32	$0.42	-23.8%

Diluted earnings (loss) per share	$0.32	$0.41	-22.0%
* Not meaningful

One measure of our sales growth includes determining the amount of growth attributable to organic growth, acquisitions, or foreign currency exchange rate fluctuations.  Organic growth represents growth from operations owned for more than one year whereas acquisitions are those owned for less than one year.  Foreign currency exchange rate fluctuations isolate the impact of currency changes over the prior-year period.  The following table details the components of consolidated sales changes over the prior year’s comparable period:

Index

	Base Business	Acquisitions	Foreign Exchange	Total
Performance materials	-3.4%	0.0%	0.0%	-3.4%
Construction technologies	-3.6%	0.0%	0.1%	-3.5%
Energy services	7.8%	0.0%	-0.2%	7.6%
Transportation & intersegment sales	-0.2%	0.0%	0.0%	-0.2%
Total	0.6%	0.0%	-0.1%	0.5%
% of change	120.0%	0.0%	-20.0%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Performance materials	27.8%	10.0%	11.7%	49.5%
Construction technologies	8.2%	7.2%	2.7%	18.1%
Energy services	26.3%	1.2%	3.4%	30.9%
Transportation & intersegment sales	1.5%	0.0%	0.0%	1.5%

Total - current year's period	63.8%	18.4%	17.8%	100.0%
Total from prior year's comparable period	65.3%	19.6%	15.1%	100.0%

Inter-regional sales in the geographic table above are eliminated in Americas.

Net sales and gross profit:

Our net sales grew organically and were unfavorably offset by a minimal (in absolute dollar terms) effect from fluctuations in foreign currency exchange rates.  Growth was led by our energy services segment, which increased its sales 32.2%, as our three other major segments experienced a decrease in sales.  Sales were more concentrated in our Asia-Pacific region due primarily to the growth in our energy services revenues in Malaysia.

Gross profit decreased $1.6 million due mostly to the decrease in construction technologies sales and the decreased gross profit margin in our performance materials segment.  In our performance materials segment, the decrease in sales, especially in our domestic market, was the overriding factor leading to the decreased gross profit margin.

Selling, general and administrative expenses (SG&A):

SG&A expenses increased $3.5 million, or 8.1%.  Notable increases include $2.2 million of reorganization expenses, mostly within our construction technologies segment, and $1.0 million of expenses associated with amending certain SEC filings.  In addition, the 2012 period includes unusual expenses of $0.7 million to write off certain information technology assets in our corporate segment as well as $1.3 million of bad debt expenses for one customer in our energy services segment.  Excluding all of these aforementioned expenses, SG&A expenses increased $2.3 million from $41.3 million in 2012 to $43.6 million in 2013.  The $2.3 million increase is mostly comprised of increased compensation and benefit expenses.

Index

Other, net:

Other, net expenses decreased by approximately $1.4 million from the prior year quarter, which also included $1.8 million of losses on certain non-operating assets.

Income tax expense:

The current period’s effective tax rate is 27.5%, or 100 basis points greater than the prior year’s quarter.  The two rates differ  mostly due to changes in estimates related to our foreign earnings.

Diluted earnings per share attributable to AMCOL shareholders:

Diluted earnings per share decreased in the quarter primarily due to the decrease in gross profit and the increase in SG&A expenses.  Moreover, the current quarter’s diluted earnings per share include $0.08 per share of expenses associated with reorganizing our business operations and $0.02 of expenses associated with amending certain SEC filings.

Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Performance  Materials Segment

Performance Materials	Three Months Ended March 31,
	2013		2012		2013 vs. 2012
	(Dollars in millions)

Net sales	$117.2	100.0%	$125.2	100.0%	$(8.0)	-6.4%
Cost of sales	87.8	74.9%	91.8	73.3%
Gross profit	29.4	25.1%	33.4	26.7%	(4.0)	-12.0%
Selling, general and administrative expenses	13.5	11.5%	11.9	9.5%	1.6	13.4%
Operating profit	15.9	13.6%	21.5	17.2%	(5.6)	-26.0%

Performance Materials Product Line Sales	Three Months Ended March 31,
	2013	2012	% change
	(Dollars in millions)
Metalcasting	$63.2	$62.8	0.6%
Specialty materials	24.6	30.1	-18.3%
Basic minerals	14.7	16.2	-9.3%
Pet products	13.4	14.2	-5.6%
Other product lines	1.3	1.9	-31.6%
Total	$117.2	$125.2	-6.4%

Overall, revenues decreased $8.0 million due to decreased volumes ($13.4 million) offset by increased prices ($5.4 million).  The largest net decrease in revenues occurred in our specialty materials product line, where decreased demand, mostly from our largest fabric care customer, accounted for approximately 41.2% of the decrease in volumes within the segment.  While we achieved price increases in nearly all of the product lines, the largest increases were generated in our metalcasting product line, which accounted for 44.3% of the overall price increases within this segment.

Index

Gross profit decreased due to the decrease in sales and the decrease in gross profit margin.  Gross profit margin decreased due to the negative effect reduced volumes had on economies of scale.  These reductions, along with the increased SG&A expenses, caused a decrease in operating profit and operating profit margin.  SG&A expenses include approximately $0.5 million of reorganization expenses mostly for our operations in Europe while the prior year’s quarter benefitted from $0.5 million of gains on sales of property, plant and equipment.

Construction Technologies Segment

Construction Technologies	Three Months Ended March 31,
	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$42.8	100.0%	$51.0	100.0%	$(8.2)	-16.1%
Cost of sales	29.8	69.6%	36.4	71.4%
Gross profit	13.0	30.4%	14.6	28.6%	(1.6)	-11.0%
Selling, general and administrative expenses	14.8	34.6%	13.7	26.8%	1.1	8.0%
Operating profit (loss)	(1.8)	-4.2%	0.9	1.8%	(2.7)	*
* Not meaningful

Construction Technologies Product Line Sales	Three Months Ended March 31,
	2013	2012	% change
	(Dollars in millions)
Lining technologies	$13.5	$19.4	-30.4%
Building materials	18.0	18.7	-3.7%
Drilling products	9.3	8.6	8.1%
Contracting services	2.0	4.3	-53.5%
Total	$42.8	$51.0	-16.1%

Revenues decreased due to decreased volumes offset by $2.5 million of favorable price increases, most of which occurred in our drilling product line.  The volume decrease occurred mostly in our lining technologies product line due to adverse weather patterns.  Contracting services revenues continue to decrease in line with our strategy to reduce our provision of these services.  Gross profit decreased due to the decrease in revenues, but gross profit margin increased due to increased pricing and increased concentration of sales in higher margin products, including building materials and drilling products.

SG&A expenses increased $1.1 million, of which $1.7 million relates to expenses incurred to reorganize the segment’s operations.  The increased SG&A expenses along with the decrease in gross profit gave rise to an operating loss within the segment.

Index

Energy  Services Segment

Energy Services	Three Months Ended March 31,
	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$73.1	100.0%	$55.3	100.0%	$17.8	32.2%
Cost of sales	53.5	73.2%	39.9	72.2%
Gross profit	19.6	26.8%	15.4	27.8%	4.2	27.3%
Selling, general and administrative expenses	11.4	15.6%	10.6	19.1%	0.8	7.5%
Operating profit	8.2	11.2%	4.8	8.7%	3.4	70.8%

Revenues increased $17.8 million to $73.1 million, 84% of which was derived in our domestic market.  Domestically, our coil tubing, water treatment, well testing, and nitrogen services are benefitting from increased demand as well as additional capacity due to new equipment and related personnel recently put into service.  Revenues from our international operations increased 25%, largely due to increased revenues to construct service equipment for customers in our Malaysian operations.

Gross profit increased due to the increase in sales.  However, gross profit margin decreased in both our international and domestic operations.  Domestically, the decrease resulted from an increased concentration of land based revenues, especially in our coil tubing operations, and decreased profitability of certain services where we recently added equipment but have not yet generated increased revenues.  Internationally, the decrease resulted from an increased concentration of revenues to construct equipment under contract with customers.

SG&A expenses in the prior year period include $1.3 million of bad debt expenses related to one customer.  Excluding this, the overall increase in SG&A expenses in 2013 is $2.1 million, and it stems from increased employee compensation expenses.  The increased gross profit with minimally increased SG&A expenses drove the increase in operating profit and operating profit margins.

Transportation Segment

Transportation	Three Months Ended March 31,
	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$10.2	100.0%	$11.1	100.0%	$(0.9)	-8.1%
Cost of sales	9.1	89.2%	9.9	89.2%
Gross profit	1.1	10.8%	1.2	10.8%	(0.1)	-8.3%
Selling, general and administrative expenses	0.9	8.8%	1.0	9.0%	(0.1)	-10.0%
Operating profit	0.2	2.0%	0.2	1.8%	0.0	0.0%

This segment provides services to third parties as well as AMCOL companies within our other segments.  Revenues decreased due to an increased concentration in less than truckload services as well as an overall decrease in volumes due to increased competition and a decreased availability of drivers, who are being recruited to oil and gas opportunities in the Bakken shale region.

Index

Corporate Segment

Corporate	Three Months Ended March 31,
	2013	2012	2013 vs. 2012
	(Dollars in Millions)

Intersegment sales	$(6.6)	$(7.1)	0.5
Intersegment cost of sales	(6.6)	(7.2)
Gross profit (loss)	-	0.1	(0.1)
Selling, general and administrative expenses	6.2	6.1	0.1	1.6%
Operating loss	(6.2)	(6.0)	(0.2)	3.3%

Intersegment sales are eliminated in our corporate segment.  These are mostly sales between our transportation segment and our performance materials and construction technologies segments as well as sales between our performance materials segment and construction technologies and energy services segments.

Corporate SG&A expenses in the prior year period include $0.7 million of impairment expenses associated with certain information technology assets.  Excluding this, SG&A expenses increased $0.8 million in 2013 and arose primarily from increased expenses incurred to amend certain SEC filings.

Balance Sheet Review

Financial Position	As at
($ in millions)	March 31,	December 31,
	2013	2012
Non-cash working capital	$278.3	$275.0
Goodwill & intangible assets	102.5	104.1
Total assets	915.0	910.6

Long-term debt	251.6	248.8
Other long-term obligations	69.3	69.4
Total equity	460.6	465.1

Non-cash working capital at March 31, 2013 increased 1.2%, or $3.3 million, as compared to the amount at December 31, 2012.  Given the seasonality of our construction technologies and energy services segments, working capital levels have historically increased in the early and middle parts of the year and then decreased later in the year; we do not see a reason why this trend would not continue.

Investment in and advances to affiliates and joint ventures increased $5.8 million mainly due to our investment in Novinda Corporation in January 2013.  Available-for-sale securities reflect the value of our equity ownership in Ashapura Minechem Limited (Ashapura), a company listed on the Bombay stock exchange, and decreased $5.9 million in value as a result of the decrease in value of that stock as quoted on the exchange.

Accumulated other comprehensive loss increased $13.6 million, of which $9.7 million was due to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation.  Although all foreign subsidiaries are subject to translation adjustments during consolidation, the exchange rate between the USD and the GBP, the PLN, and the ZAR has fluctuated significantly, causing the majority of the change in this account.  Unrealized loss on our available-for-sale securities, net of tax, accounted for $4.7 million of the increase in accumulated other comprehensive loss.

Index

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

We may need additional debt or equity facilities in order to pursue acquisitions, when and if these opportunities become available, and we may or may not be able to obtain such facilities on terms substantially similar to our current facilities as discussed in Item 1A – Risk Factors of our Annual Report on Form 10-K filed for 2012.  Terms of any new facilities, especially interest rates or covenants, may be significantly different from those we currently have.

Approximately 95% and 97% of our cash and cash equivalents on our condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012, respectively, is held by our international subsidiaries.  Although the cash overseas is significantly less than the amounts these subsidiaries owe to our domestic subsidiaries, our foreign subsidiaries have cash needs which affect the ability to repatriate this cash.  Due to these liquidity needs, we consider our foreign earnings permanently reinvested and have not provided income taxes on approximately $131.6 million of foreign subsidiary earnings as of March 31, 2013.

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

	Three Months Ended
Cash Flows	March 31,
($ in millions)	2013	2012
Net cash provided by operating activities	$16.9	$20.5
Net cash used in investing activities	(26.6)	(15.4)
Net cash provided by (used in) financing activities	0.4	(12.3)

Cash flows from operating activities decreased from the prior year period mainly due to lower net income.

Cash flows used in investing activities increased due to increased capital expenditures, which were $22.6 million and $16.6 million during the first three months of 2013 and 2012, respectively.  During the three months ended March 31, 2013, the majority of our capital expenditures occurred in our energy services segment, to maintain and support the growth in the business.  We expect our capital expenditures in 2013 to exceed the levels experienced in recent years.  Our investment in Novinda Corporation resulted in a $5.0 million investment expenditure during the three months ended March 31, 2013 and is included in our increase in investments in and advances (to) from affiliates and joint ventures.

Index

Our cash flow from financing activities increased in the current year period as borrowings under our debt facilities increased to fund the capital expenditures and investment noted previously.  Long-term debt as a percentage of total capitalization decreased 40 basis points to 35.3%.  Dividends declared were $0.20 per share and $0.18 per share during the three months ended March 31, 2013 and 2012, respectively.

We have approximately $175.2 million of borrowing capacity available from our revolving credit facility as of March 31, 2013.  We are in compliance with the financial covenants related to the revolving credit facility as of the end of the period covered by this report.

We are party to a number of lawsuits arising in the normal course of business.   Our energy services segment is party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 million and the other of $9 million.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

Item 7 of our Annual Report on Form 10-K, for the year ended December 31, 2012 discloses our contractual obligations and off-balance sheet arrangements.  There were no material changes in our contractual obligations and off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk from the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2012 other than those discussed in Part 1, Item 2 of this report.

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

Index

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

Item 6:	Exhibits

Exhibit
Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101	The following information from our Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):
	(i)	Condensed Consolidated Balance Sheets at March 31, 2013, and December 31, 2012,
	(ii)	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012,
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 ,
	(iv)	Condensed Consolidated Statements of Changes in Equity for three months ended March 31, 2013 and 2012,
	(v)	Condensed Consolidated Statements of Cash Flows for three months ended March31, 2013 and 2012, and
	(vi)	Notes to Condensed Consolidated Financial Statements.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	May 7, 2013	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date:	May 7, 2013	/s/ Donald W. Pearson
Donald W. Pearson
Senior Vice President and Chief Financial Officer

Index

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101	The following information from our Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):
	(i)	Condensed Consolidated Balance Sheets at March 31, 2013, and December 31, 2012,
	(ii)	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 ,
	(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012,
	(iv)	Condensed Consolidated Statements of Changes in Equity for three months ended March 31, 2013 and 2012,
	(v)	Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2013 and 2012, and
	(vi)	Notes to Condensed Consolidated Financial Statements.