Form 10-Q
period 2013-06-30
AMCOL INTERNATIONAL CORP
filed 2013-08-08
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
(Common stock, $.01 par value)	32,411,935 Shares

AMCOL INTERNATIONAL CORPORATION

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

Item 1:  Financial Statements

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$35.1	$40.0
Accounts receivable, net	230.1	202.7
Inventories	147.6	153.8
Prepaid expenses	22.0	17.0
Deferred income taxes	5.4	7.0
Income tax receivable	15.7	7.0
Other	3.2	2.0

Total current assets	459.1	429.5

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	11.1	13.0
Mineral rights	42.5	48.6
Depreciable assets	572.9	552.0

	626.5	613.6
Accumulated depreciation and depletion	(318.9)	(311.7)
	307.6	301.9

Goodwill	69.5	70.2
Intangible assets, net	32.2	33.9
Investment in and advances to affiliates and joint ventures	34.3	27.8
Available-for-sale securities	10.7	14.6
Deferred income taxes	7.6	7.4
Other assets	27.1	25.3

Total noncurrent assets	489.0	481.1
Total Assets	$948.1	$910.6

Continued…

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30,	December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY	(unaudited)
Current liabilities:
Accounts payable	$61.3	$51.1
Accrued income taxes	9.0	5.0
Accrued liabilities	62.6	58.4

Total current liabilities	132.9	114.5

Noncurrent liabilities:
Long-term debt	270.2	248.8
Pension liabilities	37.9	37.5
Deferred compensation	10.9	9.4
Deferred income taxes	11.9	12.8
Other long-term liabilities	19.3	22.5

Total noncurrent liabilities	350.2	331.0

Shareholders' Equity:
Common stock	0.3	0.3
Additional paid in capital	112.7	105.1
Retained earnings	369.3	355.2
Accumulated other comprehensive income (loss)	(20.5)	0.8

Total AMCOL shareholders' equity	461.8	461.4

Noncontrolling interest	3.2	3.7

Total equity	465.0	465.1
Total Liabilities and Shareholders' Equity	$948.1	$910.6

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$499.5	$492.9	$262.8	$257.4
Cost of sales	364.4	353.5	190.8	182.7
Gross profit	135.1	139.4	72.0	74.7
Selling, general and administrative expenses	93.8	86.9	47.0	43.6
Operating profit	41.3	52.5	25.0	31.1
Other income (expense):
Interest expense, net	(5.0)	(5.4)	(2.5)	(2.7)
Other, net	(1.2)	(2.7)	(0.5)	(0.6)
	(6.2)	(8.1)	(3.0)	(3.3)
Income before income taxes and income (loss) from affiliates and joint ventures	35.1	44.4	22.0	27.8
Income tax expense	9.9	12.0	6.3	7.6
Income before income (loss) from affiliates and joint ventures	25.2	32.4	15.7	20.2
Income (loss) from affiliates and joint ventures	1.8	2.4	0.9	1.1

Net income (loss)	27.0	34.8	16.6	21.3

Net income (loss) attributable to noncontrolling interests	-	(0.2)	0.1	(0.3)

Net income (loss) attributable to AMCOL shareholders	$27.0	$35.0	$16.5	$21.6

Weighted average common shares outstanding	32.4	32.0	32.4	32.0

Weighted average common and common equivalent shares outstanding	32.7	32.3	32.7	32.3

Earnings per share attributable to AMCOL shareholders:

Basic earnings per share	$0.83	$1.09	$0.51	$0.67

Diluted earnings per share	$0.83	$1.08	$0.51	$0.67

Dividends declared per share	$0.40	$0.36	$0.20	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$27.0	$34.8	$16.6	$21.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(20.7)	(3.5)	(10.8)	(14.2)
Unrealized gain (loss) on available-for-sale securities	(2.7)	(0.8)	2.0	0.1
Unrealized gain (loss) on interest rate swap agreements	1.2	-	0.8	(0.2)
Pension adjustment	0.4	0.4	-	0.2
Total other comprehensive income (loss), net of tax	(21.8)	(3.9)	(8.0)	(14.1)
Total comprehensive income (loss) including noncontrolling interests	5.2	30.9	8.6	7.2

Less: Net income (loss) attributable to noncontrolling interests	-	(0.2)	0.1	(0.3)
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(0.5)	(0.1)	(0.3)	(0.3)
Total comprehensive income (loss) attributable to noncontrolling interests	(0.5)	(0.3)	(0.2)	(0.6)

Total comprehensive income (loss) attributable to AMCOL shareholders	$5.7	$31.2	$8.8	$7.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollars in millions)

		AMCOL Shareholders
	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest
Balance at December 31, 2011	$394.9	$314.3	$(14.7)	$0.3	$(3.4)	$94.3	$4.1
Net income (loss)	34.8	35.0					(0.2)
Cash dividends	(11.5)	(11.5)
Issuance of treasury shares pursuant to employee stock compensation plans	3.9				2.1	1.8
Tax benefit from employee stock compensation plans	(0.1)					(0.1)
Vesting of common stock in connection with employee stock compensation plans	3.1					3.1
Other comprehensive income (loss)	(3.9)		(3.8)				(0.1)
Other	0.1					0.1

Balance at June 30, 2012	421.3	337.8	(18.5)	0.3	(1.3)	99.2	3.8

Balance at December 31, 2012	$465.1	$355.2	$0.8	$0.3	$-	$105.1	$3.7
Net income (loss)	27.0	27.0					-
Cash dividends	(12.9)	(12.9)
Issuance of treasury shares pursuant to employee stock compensation plans	4.6					4.6
Tax benefit from employee stock compensation plans	(0.4)					(0.4)
Vesting of common stock in connection with employee stock compensation plans	3.3					3.3
Other comprehensive income (loss)	(21.8)		(21.3)				(0.5)
Contribution from noncontrolling partner	0.1					0.1

Balance at June 30, 2013	465.0	369.3	(20.5)	0.3	-	112.7	3.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2013	2012
Cash flow from operating activities:
Net income	$27.0	$34.8
Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	24.3	21.8
Other non-cash charges	5.3	7.4
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(48.3)	(25.6)
Decrease (increase) in noncurrent assets	(2.1)	(1.2)
Increase (decrease) in current liabilities	21.1	0.3
Increase (decrease) in noncurrent liabilities	1.7	1.4
Net cash provided by (used in) operating activities	29.0	38.9
Cash flow from investing activities:
Capital expenditures	(44.1)	(32.2)
(Increase) decrease in investments in and advances (to) from affiliates and joint ventures	(4.9)	0.1
Proceeds from sale of land and depreciable assets	0.5	1.4
Other	1.3	0.8
Net cash (used in) investing activities	(47.2)	(29.9)
Cash flow from financing activities:
Net change in outstanding debt	21.6	(9.6)
Proceeds from sales of treasury stock	4.4	3.9
Dividends paid	(12.9)	(11.5)
Excess tax benefits from stock-based compensation	0.1	0.2
Contribution from noncontrolling partner	0.1	-
Net cash provided by (used in) financing activities	13.3	(17.0)
Effect of foreign currency rate changes on cash	-	0.7
Net increase (decrease) in cash and cash equivalents	(4.9)	(7.3)
Cash and cash equivalents at beginning of period	40.0	24.1
Cash and cash equivalents at end of period	$35.1	$16.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

We, AMCOL International Corporation (the “Company”), are a leading producer and marketer of diverse specialty materials with a core expertise in minerals and polymer science.  Through five business segments, performance materials, construction technologies, energy services, transportation, and corporate, we create solutions that enhance the quality, efficiency and sustainability of our customers’ products and services in a growing global marketplace.

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

Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company.  Approximately 69% and 73% of the revenue elimination in the six months ended June 30, 2012 and 2011, respectively, and 64% and 74% of the revenue elimination in the three months ended June 30, 2013 and 2012, respectively, represents elimination of shipping revenues between our transportation segment and its domestic sister companies.

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

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The composition of our revenues by segment is as follows:

	Six Months Ended
	June 30,
	2013	2012
Performance materials	49%	52%
Construction technologies	20%	23%
Energy services	30%	24%
Transportation	4%	5%
Intersegment sales	-3%	-4%
	100%	100%

Further discussion of our segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2012, is unaudited.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2012.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended June 30, 2013 and 2012, and our financial position as of June 30, 2013, and all such adjustments are of a normal and recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three and six months ended June 30, 2013.  These reclassifications did not have a material impact on our financial statements.

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

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Recently Adopted and Recently Issued Accounting Guidance

Adopted:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02 codified in Accounting Standards Codification (“ASC”) Topic 220 – Comprehensive Income which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income.  This ASU requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income.  Other than additional disclosure requirements, the adoption of this ASU on January 1, 2013 had no impact on our financial statements.

In July 2012, the FASB issued ASU 2012-02, codified in ASC Topic 350 – Intangibles – Goodwill and Other.   This ASU gives entities the option to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If impairment is indicated, the fair value of the indefinite-lived intangible asset should be determined and the quantitative impairment test should be performed by comparing the fair value with the carrying value in accordance with subtopic 350-30.  If impairment is not indicated, the entity is not required to take further action.  The adoption of this ASU on January 1, 2013 had no impact on our financial statements.

Issued:

In March 2013, the FASB issued ASU 2013-05 codified in ASC Topic 830 – Foreign Currency Matters. This ASU clarifies the applicable guidance relating to a parent entity’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. A parent entity is required to release any related cumulative foreign currency translation adjustment from accumulated other comprehensive income into net income in the following circumstances: (i) a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided; (ii) a partial sale of an equity method investment that is a foreign entity; (iii) a partial sale of an equity method investment that is not a foreign entity whereby the partial sale represents a complete or substantially complete liquidation of the foreign entity that held the equity method investment; and (iv) the sale of an investment in a foreign entity. This ASU will become effective for us on January 1, 2014. The impact of this ASU on our financial statements will be considered in the event we initiate any of the transactions described above.

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	32,402,571	32,005,514	32,425,798	32,035,503
Dilutive impact of stock based compensation	279,361	305,042	277,434	298,002
Weighted average number of common and common equivalent shares outstanding for the period	32,681,932	32,310,556	32,703,232	32,333,505
Number of common shares outstanding at the end of the period	32,371,588	31,920,554	32,371,588	31,920,554

Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	266,801	646,046	318,858	701,099

Note 3:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at June 30, 2013 and December 31, 2012 are comprised of the following components:

	June 30,	December 31,
	2013	2012
Crude stockpile inventories	$50.4	$60.8
In-process and finished goods inventories	73.6	70.5
Other raw material, container, and supplies inventories	23.6	22.5
	$147.6	$153.8

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

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$9.5	$9.3
Settlement of obligations	(1.3)	(3.2)
Liabilities incurred and accretion expense	0.1	2.9
Foreign currency	(0.5)	0.3

Balance at end of period	$7.8	$9.3

Note 4:	BUSINESS SEGMENT INFORMATION

As previously mentioned, we operate in five segments.  We determine our operating segments based on the discrete financial information that is regularly evaluated by our chief operating decision maker, our President and Chief Executive Officer, in deciding how to allocate resources and in assessing performance.  Intersegment sales are not material and are eliminated in the corporate segment.  Our reportable measure of profit or loss for each segment is operating profit, which is defined as net sales less cost of sales and selling, general and administrative expenses related to a segment’s operations.  The costs deducted to arrive at operating profit do not include several items, such as net interest expense or income tax expense.  Segment assets are those assets used within each segment.  Corporate assets include assets used in the operation of this segment as well as those used by or shared amongst our segments, including certain cash and cash equivalents, fixed assets, assets associated with certain employee benefit plans, and other miscellaneous assets.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The following tables set forth certain financial information by segment:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales:
Performance materials	$244.4	$256.3	$127.2	$131.1
Construction technologies	98.8	112.3	56.0	61.3
Energy services	150.8	116.4	77.7	61.1
Transportation	21.7	22.8	11.5	11.7
Intersegment sales	(16.2)	(14.9)	(9.6)	(7.8)
Total	$499.5	$492.9	$262.8	$257.4

Operating profit (loss):
Performance materials	$34.8	$44.0	$18.9	$22.5
Construction technologies	1.0	7.2	2.8	6.3
Energy services	17.0	12.5	8.8	7.7
Transportation	0.5	0.5	0.3	0.3
Corporate	(12.0)	(11.7)	(5.8)	(5.7)
Total	$41.3	$52.5	$25.0	$31.1

	As of Jun 30, 2013	As of Dec. 31, 2012
Assets:
Performance materials	$441.0	$454.0
Construction technologies	163.7	157.6
Energy services	250.2	225.8
Transportation	4.1	4.0
Corporate	89.1	69.2
Total	$948.1	$910.6

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Depreciation, depletion and amortization:
Performance materials	$9.7	$9.5	$4.9	$4.9
Construction technologies	2.7	2.7	1.3	1.3
Energy services	10.1	8.2	5.3	4.2
Transportation	0.1	-	0.1	-
Corporate	1.7	1.4	0.9	0.7
Total	$24.3	$21.8	$12.5	$11.1

Capital expenditures:
Performance materials	$10.5	$10.8	$6.4	$4.3
Construction technologies	0.6	6.3	0.4	3.7
Energy services	27.1	13.0	11.0	7.0
Transportation	0.1	-	-	-
Corporate	5.8	2.1	3.7	0.6
Total	$44.1	$32.2	$21.5	$15.6

Research and development (income) expense:
Performance materials	$3.6	$3.6	$1.8	$1.9
Construction technologies	1.4	1.2	0.7	0.6
Energy services	1.1	0.4	0.6	0.3
Corporate	-	(0.1)	(0.1)	(0.2)
Total	$6.1	$5.1	$3.0	$2.6

Note 5:	EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering substantially all of our domestic employees hired before January 1, 2004.  We also sponsor a supplementary pension plan that provides benefits in excess of qualified plan limitations for certain employees.  Pension cost for both of our plans is comprised of :

	Defined Benefit Pension Plan		Supplementary Pension Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$0.9	$0.9	$0.2	$0.2
Interest cost	1.3	1.3	0.3	0.2
Expected return on plan assets	(1.5)	(1.3)	-	-
Amortization of acturial loss	0.5	0.5	0.1	0.1
Net periodic benefit cost	$1.2	$1.4	$0.6	$0.5

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Defined Benefit Pension Plan		Supplementary Pension Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Service cost	$0.5	$0.5	$0.1	$0.1
Interest cost	0.6	0.6	0.2	0.1
Expected return on plan assets	(0.8)	(0.7)	-	-
Amortization of acturial loss	0.3	0.3	-	-
Net periodic benefit cost	$0.6	$0.7	$0.3	$0.2

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we expect to contribute $1.2 to the defined benefit pension plan in 2013, of which $0.6 was contributed in the six months ended June 30, 2013.

Note 6:	INCOME TAXES

Our effective tax rate for the six months ended June 30, 2013 and 2012 was 28.2% and 27.0%, respectively.  For both periods, the rate differs from the U.S. federal statutory rate of 35.0% largely due to depletion deductions, and differences in local tax rates on the income from our foreign subsidiaries.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The following table sets forth the fair values of our derivative instruments and where they are recorded within our condensed consolidated balance sheet:

		Fair Value as of
Liability Derivatives	Balance Sheet Location	June 30, 2013	December 31, 2012

Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$(6.1)	$(8.4)

Interest rate swaps	Accrued liabilities	(0.6)	-

Cash flow hedges

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Interest rate swaps, net of tax	$1.2	$-	$0.8	$(0.2)

We use interest rate swaps to manage floating interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the swap.  As of June 30, 2013 and 2012, we had interest rate swaps outstanding which effectively hedge the variable interest rate on $30.0 of our senior notes to a fixed rate of 5.6% per annum and $33.0 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum, plus credit spread.

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

We have not designated our foreign currency derivative contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Location of	Amount of Gain or (Loss) Recognized in Income on Derivatives
	Gain or (Loss) Recognized in	Six Months Ended June 30,		Three Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Income on Derivatives	2013	2012	2013	2012
Foreign currency exchange contracts	Other, net	$(0.9)	$0.3	$(1.0)	$0.7

We did not have any significant foreign exchange derivative instruments outstanding as of June 30, 2013 or December 31, 2012.

Note 8:	FAIR VALUE MEASUREMENTS

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Asset / (Liability) Balance at
	6/30/2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$(6.7)	$-	$(6.7)	$-

Available-for-sale securities	10.7	10.7	-	-

Deferred compensation plan assets	10.7	-	10.7	-

Supplementary pension plan assets	8.6	-	8.6	-

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Asset / (Liability) Balance at
	12/31/2012	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$(8.4)	$-	$(8.4)	$-

Available-for-sale securities	14.6	14.6	-	-

Deferred compensation plan assets	9.4	-	9.4	-

Supplementary pension plan assets	8.2	-	8.2	-

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

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 9:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in other comprehensive income (loss) by component:

	Six Months Ended June 30,
	2013			2012
	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount

Foreign currency translation adjustment	$(20.7)	$-	$(20.7)	$(3.5)	$-	$(3.5)

Unrealized gain (loss) on available-for-sale securities	(3.9)	1.2	(2.7)	(0.8)	-	(0.8)

Interest rate swap agreements:
Unrealized gain (loss) arising during period	0.8	(0.3)	0.5	(1.2)	0.4	(0.8)
Reclassification of net (gain) loss to net income	1.2	(0.5)	0.7	1.2	(0.4)	0.8

Pension plans:
Reclassification of net acturial loss to net income	0.6	(0.2)	0.4	0.6	(0.2)	0.4

Total other comprehensive income (loss)	$(22.0)	$0.2	$(21.8)	$(3.7)	$(0.2)	$(3.9)

	Three Months Ended June 30,
	2013			2012
	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount

Foreign currency translation adjustment	$(10.8)	$-	$(10.8)	$(14.2)	$-	$(14.2)

Unrealized gain (loss) on available-for-sale securities	2.0	-	2.0	0.1	-	0.1

Interest rate swap agreements:
Unrealized gain (loss) arising during period	0.8	(0.3)	0.5	(1.0)	0.4	(0.6)
Reclassification of net (gain) loss to net income	0.6	(0.3)	0.3	0.6	(0.2)	0.4

Pension plans:
Reclassification of net acturial loss to net income	0.3	(0.3)	-	0.3	(0.1)	0.2

Total other comprehensive income (loss)	$(7.1)	$(0.9)	$(8.0)	$(14.2)	$0.1	$(14.1)

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The following table summarizes the additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company and the affected line items in the condensed consolidated statement of operations:

	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,		Three Months Ended June 30,		Affected Line Item in the Statement
	2013	2012	2013	2012	Where Net Income is Presented
Reclassification of net (gain) loss on interest rate swaps:
Pre-tax amount	$1.2	$1.2	$0.6	$0.6	Interest expense, net
Tax	(0.5)	(0.4)	(0.3)	(0.2)	Income tax expense
Net of tax	0.7	0.8	0.3	0.4

Amortization of pension items:
Net acturial loss, pre-tax amount	0.6	0.6	0.3	0.3	Components of net periodic benefit cost (see Employee Benefit Plans note for details)
Tax	(0.2)	(0.2)	(0.3)	(0.1)	Income tax expense
Net of tax	0.4	0.4	-	0.2

Total reclassifications for the period, net of tax	$1.1	$1.2	$0.3	$0.6

Note 10:	REORGANIZING CHARGES

Our results for the three and six months ended June 30, 2013 include certain expenses associated with reorganizing our operations.  These reorganization efforts mainly relate to our operations in Europe to close or reorganize certain offices there, improve our cost structure, and increase operating efficiencies.  The following table outlines the amount of expenses, where they were recognized in our condensed consolidated statements of income, and the segments they relate to:

Six Months Ended June 30, 2013	Performance Materials	Construction Technologies

Cost of sales line:
Employee termination and other benefits	$-	$0.7

Selling, general and administrative expenses line:
Employee termination and other benefits	0.6	2.6
Non-cash impairment charges (1)		0.6

Total	$0.6	$3.9

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Three Months Ended June 30, 2013	Performance Materials	Construction Technologies

Cost of sales line:
Employee termination and other benefits	$-	$0.2

Selling, general and administrative expenses line:
Employee termination and other benefits	0.2	0.9
Non-cash impairment charges (1)		0.6

Total	$0.2	$1.7

(1)	Non-cash impairment charges relate to write-down of certain assets held-for-sale to their estimated fair values based on a third-party appraisal (a Level 2 fair value input).

At June 30, 2013, we had $1.8 included within accrued liabilities within our condensed consolidated balance sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  We expect to pay these amounts by the end of 2013.

Note 11:	CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business.   Our energy services segment is party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $30 and the other of $9.  We do not believe that any of the aforementioned pending litigation will have a material adverse effect on our consolidated financial statements.

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

Overview

We are a leading producer and marketer of diverse specialty materials with a core expertise in minerals and polymer science.  The majority of our revenue growth has been achieved by sustaining our products’ technological advantages, developing new products and applying them in innovative ways, bringing additional products and services to markets we already serve, and overall growth in the industries we serve.  We focus our research and development activities in areas where we can either leverage our current customer relationships and mineral reserves or enhance existing or related products and services.

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

The following consolidated income statement review and segment analysis discuss the results for the three months ended June 30, 2013 and the comparable results in the prior year.  In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments.

Index
Three months ended June 30, 2013 vs. June 30, 2012

Consolidated Income Statement Review

The table below compares our operating results for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
Consolidated	2013	2012	2013 vs. 2012
	(In Millions, Except Per Share Amounts)

Net sales	$262.8	$257.4	2.1%
Cost of sales	190.8	182.7
Gross profit	72.0	74.7	-3.6%
margin %	27.4%	29.0%
Selling, general and administrative expenses	47.0	43.6	7.8%
Operating profit	25.0	31.1	-19.6%
margin %	9.5%	12.1%
Other income (expense):
Interest expense, net	(2.5)	(2.7)	-7.4%
Other, net	(0.5)	(0.6)	*
	(3.0)	(3.3)

Income before income taxes and income (loss) from affiliates and joint ventures	22.0	27.8
Income tax expense	6.3	7.6	-17.1%
effective tax rate	28.6%	27.3%

Income before income (loss) from affiliates and joint ventures	15.7	20.2
Income (loss) from affiliates and joint ventures	0.9	1.1	-18.2%

Net income (loss)	16.6	21.3	-22.1%

Net income (loss) attributable to noncontrolling interests	0.1	(0.3)	*

Net income (loss) attributable to AMCOL shareholders	$16.5	$21.6	-23.6%

Earnings per share attributable to AMCOL shareholders

Basic earnings per share	$0.51	$0.67	-24.5%

Diluted earnings per share	$0.51	$0.67	-24.4%
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

Index
	Organic	Acquisitions	Foreign Exchange	Total
Performance materials	-1.3%	0.0%	-0.2%	-1.5%
Construction technologies	-2.3%	0.0%	0.2%	-2.1%
Energy services	6.5%	0.0%	-0.1%	6.4%
Transportation & intersegment sales	-0.8%	0.0%	0.0%	-0.8%
Total	2.1%	0.0%	-0.1%	2.0%
% of change	105.0%	0.0%	-5.0%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Performance materials	27.0%	10.0%	11.4%	48.4%
Construction technologies	8.6%	9.5%	3.2%	21.3%
Energy services	25.1%	1.8%	2.7%	29.6%
Transportation & intersegment sales	0.7%	0.0%	0.0%	0.7%
Total - current year's period	61.4%	21.3%	17.3%	100.0%
Total from prior year's comparable period	62.8%	21.7%	15.5%	100.0%

Inter-regional sales in the geographic table above are eliminated in Americas.

Our net sales grew organically and was led by our energy services segment, which increased its sales 27.2%, as our three other major segments experienced a decrease in sales.  A greater portion of our sales were generated in our Asia Pacific region due to the decline in our domestic sales within our performance materials and construction technologies segments.

Gross profit decreased due to lower margins in our energy services and performance materials segments.  In energy services, margins suffered due to increased competition within our land based services, especially coil tubing.   In performance materials, decreased volumes gave rise to decreased margins.

Selling, general and administrative expenses increased $3.4 million and included $1.7 million of reorganizing charges, mostly in our construction technologies segment.  Excluding reorganizing charges, increased employee and employee related expenses were the main drivers of the increased SG&A costs.

The fluctuation in operating profit and operating profit margins follow on from the decrease in gross profit and increased SG&A expenses.  Diluted earnings per share decreased for similar reasons in the 2013 quarter, which also includes $0.06 per share of certain expenses, primarily associated with reorganizing our business operations.

Index
Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Performance Materials

	Three Months Ended June 30,
Performance Materials	2013		2012		2013 vs. 2012
	(Dollars in millions)

Net sales	$127.2	100.0%	$131.1	100.0%	$(3.9)	-3.0%
Cost of sales	95.1	74.8%	95.5	72.8%
Gross profit	32.1	25.2%	35.6	27.2%	(3.5)	-9.8%
Selling, general and administrative expenses	13.2	10.3%	13.1	10.0%	0.1	0.8%
Operating profit	18.9	14.9%	22.5	17.2%	(3.6)	-16.0%

	Three Months Ended June 30,
Performance Materials Product Line Sales	2013	2012	% change
	(Dollars in Millions)

Metalcasting	$70.0	$71.0	-1.4%
Specialty materials	24.0	28.9	-17.0%
Basic minerals	15.4	16.0	-3.7%
Pet products	14.6	13.9	5.0%
Other product lines	3.2	1.3	146.2%

Total	127.2	131.1	-3.0%

Overall, revenues decreased $3.9 million as the impact of increased selling prices, $1.8 million, was overcome by decreased volumes, a $5.8 million impact.  Volumes decreased the most in our specialty materials product line due to decreased demand and increased competition for our drilling products.  Our metalcasting product line also experienced a decrease in volumes due to lower demand for products, particularly our chormite sand which also faced increased competition.  This product line, however, generated the increase in selling prices within the segment.

Gross profit decreased due to the decrease in sales and the decrease in gross profit margin, which suffered from the negative effect reduced volumes had on economies of scale.  These reductions also caused a decrease in operating profit and operating profit margin.

Index
Construction Technologies

	Three Months Ended June 30,
Construction Technologies	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$56.0	100.0%	$61.3	100.0%	$(5.3)	-8.6%
Cost of sales	38.0	67.9%	42.6	69.5%
Gross profit	18.0	32.1%	18.7	30.5%	(0.7)	-3.7%
Selling, general and administrative expenses	15.2	27.1%	12.4	20.2%	2.8	22.6%
Operating profit	2.8	5.0%	6.3	10.3%	(3.5)	-55.6%

	Three Months Ended June 30,
Construction Technologies Product Line Sales	2013	2012	% change
	(Dollars in Millions)

Lining technologies	$24.5	$27.3	-10.3%
Building materials	18.9	19.2	-1.6%
Drilling products	10.1	10.5	-3.8%
Contracting services	2.5	4.3	-41.9%

Total	56.0	61.3	-8.6%

Decreased volumes account for the entire decrease in revenues and occurred largely in our lining technologies and contracting services product lines.  Our lining technologies products continue to experience decreased demand, and the decrease in contracting services reflects our decision to reduce our involvement in those services.

The decreased revenues led to the decrease in gross profit.  However, efforts to reorganize this segment’s operations are starting to yield margin improvements, reflected in the 160 basis point increase in gross margin.  SG&A expenses increased $2.8 million, $1.5 million of which was incurred as part of the reorganization efforts.  Excluding these reorganization expenses, the increase in SG&A costs results from the inclusion, in the prior year’s quarter, of a $1.0 million gain from the favorable settlement of a customer dispute. The increased SG&A expenses along with the decrease in gross profit gave rise to a decrease in operating profit within the segment.

Energy  Services

	Three Months Ended June 30,
Energy Services	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$77.7	100.0%	$61.1	100.0%	$16.6	27.2%
Cost of sales	57.1	73.5%	41.9	68.6%
Gross profit	20.6	26.5%	19.2	31.4%	1.4	7.3%
Selling, general and administrative expenses	11.8	15.2%	11.5	18.8%	0.3	2.6%
Operating profit	8.8	11.3%	7.7	12.6%	1.1	14.3%

Index
Revenues increased $16.6 million, or 27.2%, due to a $15.1 million increase from our domestic operations.  Our domestic filtration services were in high demand and benefitted from increased work being performed in the Gulf of Mexico.  Our nitrogen and coil tubing services also benefitted from high demand and increased capacity, but this work occurred mostly onshore.

The increased revenues led to increased gross profits.  While our offshore work is typically more profitable, increased competition in our onshore services continued and led to the decrease in gross profit margins.  These factors also led to the increase in operating profits and decrease in operating profit margin.

Transportation Segment

	Three Months Ended June 30,
Transportation	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$11.5	100.0%	$11.7	100.0%	$(0.2)	-1.7%
Cost of sales	10.3	89.6%	10.5	89.7%
Gross profit	1.2	10.4%	1.2	10.3%	-	0.0%
Selling, general and administrative expenses	0.9	7.8%	0.9	7.7%	-	0.0%
Operating profit	0.3	2.6%	0.3	2.6%	-	0.0%

This segment provides services to third parties as well as AMCOL companies within our other segments.  Although this business continues to face increased competition and a decreased availability of drivers, management has focused on increasing utilization of its assets.  These efforts have led to increased gross margin performance and steady overall operating profit levels.

Corporate Segment

	Three Months Ended June 30,
Corporate	2013	2012	2013 vs. 2012
	(Dollars in Millions)

Intersegment sales	$(9.6)	$(7.8)	(1.8)
Intersegment cost of sales	(9.7)	(7.8)
Gross profit (loss)	0.1	-	0.1
Selling, general and administrative expenses	5.9	5.7	0.2	3.5%
Operating loss	(5.8)	(5.7)	(0.1)	1.8%

Intersegment sales are eliminated in our corporate segment.  These are mostly sales between our transportation segment and our performance materials and construction technologies segments as well as sales between our performance materials segment and construction technologies and energy services segments.

Corporate SG&A expenses did not fluctuate significantly.

Index
Six months ended June 30, 2013 vs. June 30, 2012

The following consolidated income statement review and segment analysis discuss the results for the six months ended June 30, 2013 and the comparable results in the prior year.  In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments.

Consolidated Income Statement Review

The table below compares our operating results for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
Consolidated	2013	2012	2013 vs. 2012
	(In Millions, Except Per Share Amounts)

Net sales	$499.5	$492.9	1.3%
Cost of sales	364.4	353.5
Gross profit	135.1	139.4	-3.1%
margin %	27.0%	28.3%
Selling, general and administrative expenses	93.8	86.9	7.9%
Operating profit	41.3	52.5	-21.3%
margin %	8.3%	10.7%
Other income (expense):
Interest expense, net	(5.0)	(5.4)	-7.4%
Other, net	(1.2)	(2.7)	*
	(6.2)	(8.1)

Income before income taxes and income (loss) from affiliates and joint ventures	35.1	44.4
Income tax expense	9.9	12.0	-17.5%
effective tax rate	28.2%	27.0%

Income before income (loss) from affiliates and joint ventures	25.2	32.4
Income (loss) from affiliates and joint ventures	1.8	2.4	-25.0%

Net income (loss)	27.0	34.8	-22.4%

Net income (loss) attributable to noncontrolling interests	-	(0.2)	*

Net income (loss) attributable to AMCOL shareholders	$27.0	$35.0	-22.9%

Earnings per share attributable to AMCOL shareholders:

Basic earnings per share	$0.83	$1.09	-23.9%

Diluted earnings (loss) per share	$0.83	$1.08	-23.1%
* Not meaningful

Index
The following table details the components of consolidated sales changes over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Performance materials	-2.3%	0.0%	-0.1%	-2.4%
Construction technologies	-2.8%	0.0%	0.1%	-2.7%
Energy services	7.2%	0.0%	-0.2%	7.0%
Transportation & intersegment shipping	-0.5%	0.0%	0.0%	-0.5%
Total	1.6%	0.0%	-0.2%	1.4%
% of growth	114.3%	0.0%	-14.3%	100.0%

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Performance materials	27.4%	10.0%	11.6%	49.0%
Construction technologies	8.4%	8.4%	3.0%	19.8%
Energy services	25.6%	1.5%	3.0%	30.1%
Transportation & intersegment sales	1.1%	0.0%	0.0%	1.1%

Total - current year's period	62.5%	19.9%	17.6%	100.0%
Total from prior year's comparable period	64.0%	20.7%	15.3%	100.0%

Inter-regional sales in the geographic table above are eliminated in Americas.  Organic growth drove the increase in sales and was led by our energy services segment as our other four segments each experience decreased revenues.  Energy services increased its revenues 29.6% with 87.5% of the increase occurring in our domestic operations.  Even with that increase, however, a greater proportion of our sales were generated in the Asia Pacific region given the strength of the economic environment there combined with the sluggish environment and decreased sales in the EMEA region.

 Gross profit decreased due to lower margins in our energy services and performance materials segments.  In energy services, margins suffered due to increased competition within our land based services, especially coil tubing.   In performance materials, decreased volumes gave rise to decreased margins.

Selling, general and administrative expenses increased $6.9 million, or 7.9%.  Over half of the increase relates to $3.8 million of expenses incurred to reorganize some of our operations, mostly our construction technologies segment.  Excluding these expenses, increased employee and related expenses accounted for the largest portion of the remaining increase.

The fluctuation in operating profit and operating profit margins follow on from the decrease in gross profit and increased SG&A expenses.

Other net decreased by $1.5 million due mostly to the inclusion, in the prior year's amount, of $1.8 million of losses on certain non-operating assets.

Diluted earnings per share decreased primarily due to the decrease in gross profit and the increase in selling, general and administrative expenses.

Index
Year-to-Date Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments:

Performance Materials

	Six Months Ended June 30,
Performance Materials	2013		2012		2013 vs. 2012
	(Dollars in millions)

Net sales	$244.4	100.0%	$256.3	100.0%	$(11.9)	-4.6%
Cost of sales	182.9	74.8%	187.3	73.1%
Gross profit	61.5	25.2%	69.0	26.9%	(7.5)	-10.9%
Selling, general and administrative expenses	26.7	11.0%	25.0	9.7%	1.7	6.8%
Operating profit	34.8	14.2%	44.0	17.2%	(9.2)	-20.9%

	Six Months Ended June 30,
Performance Materials Product Line Sales	2013	2012	% change
	(Dollars in Millions)

Metalcasting	$133.2	$133.8	-0.4%
Specialty materials	48.6	59.0	-17.6%
Basic minerals	30.1	33.3	-9.6%
Pet products	28.0	28.1	-0.4%
Other product lines	4.5	2.1	114.3%

Total	244.4	256.3	-4.6%

Overall, revenues decreased $11.9 million, or 4.6%, due to decreased volumes ($16.4 million) offset by increased prices ($4.5 million).  Our specialty materials product line accounts for nearly all of the decrease in revenues given the decreased demand from our largest fabric care customer and increased competition in our drilling products.

Gross profit decreased due to the decrease in sales and the decrease in gross profit margin.  Gross profit margin decreased due to the negative effect reduced volumes had on economies of scale.  Along with gains on the sales of fixed assets in the prior year that did not recur in the current year’s period, increased employee and employee related expenses drove the increase in SG&A expenses.  The decrease in gross profit and gross profit margins combined with the increased SG&A expenses led to the decrease in operating profit and operating profit margin.

Index
Construction Technologies

	Six Months Ended June 30,
Construction Technologies	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$98.8	100.0%	$112.3	100.0%	$(13.5)	-12.0%
Cost of sales	67.8	68.6%	79.0	70.3%
Gross profit	31.0	31.4%	33.3	29.7%	(2.3)	-6.9%
Selling, general and administrative expenses	30.0	30.4%	26.1	23.3%	3.9	14.9%
Operating profit	1.0	1.0%	7.2	6.4%	(6.2)	-86.1%

	Six Months Ended June 30,
Construction Technologies Product Line Sales	2013	2012	% change
	(Dollars in Millions)

Lining technologies	$38.0	$46.7	-18.6%
Building materials	36.9	37.9	-2.6%
Drilling products	19.4	19.1	1.6%
Contracting services	4.5	8.6	-47.7%

Total	98.8	112.3	-12.0%

The decrease in revenues results entirely from decreased volumes.  The decrease in lining technologies revenues occurred in both our domestic and European regions due to decreased demand.  The decrease in contracting services revenues reflects our intent to reduce our involvement in those services.

Although gross profits decreased due to the decrease in sales and volumes, our efforts to reorganize this segment’s operations are starting to show results as evidenced in the 170 basis point increase in gross profit margin to 31.4%.

SG&A expenses increased $3.9 million, of which $3.2 million relates to expenses incurred in the reorganization.  The increased expenses combined with the fluctuations in gross profit partially offset by the improvement in gross profit margin drove the decrease in operating profit and operating profit margin.

Energy  Services

	Six Months Ended June 30,
Energy Services	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$150.8	100.0%	$116.4	100.0%	$34.4	29.6%
Cost of sales	110.6	73.3%	81.8	70.3%
Gross profit	40.2	26.7%	34.6	29.7%	5.6	16.2%
Selling, general and administrative expenses	23.2	15.4%	22.1	19.0%	1.1	5.0%
Operating profit	17.0	11.3%	12.5	10.7%	4.5	36.0%

Index
Revenues increased $34.4 million, or 29.6%.  Of the increase, $30.1 million of it occurred in our domestic operations.  Our domestic filtration services are experiencing increased demand for services performed offshore in the Gulf of Mexico.  In addition, several service lines, such as coil tubing and nitrogen, have increased their revenues in response to increased demand and additional service capacity, which was gained through the acquisition of additional service equipment.

Gross profit increased due to the increase in sales.  However, gross profit margins decreased as our onshore services, especially coil tubing, faced increased competitive pressures that have reduced selling prices.  However, the SG&A expenses did not increase substantially, even more so in comparison to the rate that sales increased.  These factors led to the increase in operating profit and operating profit margin.

Transportation

	Six Months Ended June 30,
Transportation	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$21.7	100.0%	$22.8	100.0%	$(1.1)	-4.8%
Cost of sales	19.4	89.4%	20.4	89.5%
Gross profit	2.3	10.6%	2.4	10.5%	(0.1)	-4.2%
Selling, general and administrative expenses	1.8	8.3%	1.9	8.3%	(0.1)	-5.3%
Operating profit	0.5	2.3%	0.5	2.2%	(0.0)	0.0%

This segment provides services to third parties as well as AMCOL companies within our other segments.  Revenues decreased due to decreased volumes.  However, these operations have become more efficient and made up for the decreased gross profit levels through increased gross profit margin and reduced SG&A expense, resulting in a steady operating profit.

Corporate

	Six Months Ended June 30,
Corporate	2013	2012	2013 vs. 2012
	(Dollars in Millions)

Intersegment sales	$(16.2)	$(14.9)	(1.3)
Intersegment cost of sales	(16.3)	(15.0)
Gross profit (loss)	0.1	0.1	(0.0)
Selling, general and administrative expenses	12.1	11.8	0.3	2.5%
Operating loss	(12.0)	(11.7)	(0.3)	2.6%

Intersegment sales are eliminated in our corporate segment.  These are mostly sales between our transportation segment and our performance materials and construction technologies segments as well as sales between our performance materials segment and construction technologies and energy services segments.

Index
Corporate SG&A expenses in the prior year period include $0.7 million of impairment expenses associated with certain information technology assets.  Excluding this, SG&A expenses increased $1.0 million in 2013, primarily due to increased professional fee expense related to the restatement of prior year financial statements incurred as part of our 2012 Form 10-K filing.

Balance Sheet Review

	As of
Financial Position	June 30,	December 31,
($ in millions)	2013	2012
Non-cash working capital	$291.1	$275.0
Goodwill & intangible assets	101.7	104.1
Total assets	948.1	910.6

Long-term debt	270.2	248.8
Other long-term obligations	68.1	69.4
Total equity	465.0	465.1

Our total assets increased by $37.5 million to $948.1 million as of June 30, 2013 mainly due to increased investment in working capital to support the growth in business.  Non-cash working capital at June 30, 2013 increased 5.9%, or $16.1 million, as compared to the amount at December 31, 2012.  Given the seasonality of our construction technologies and energy services segments, working capital levels have historically increased in the early and middle parts of the year and then decreased later in the year; we do not see a reason why this trend would not continue.  Investment in and advances to affiliates and joint ventures increased $6.5 million mainly due to an investment in Novinda Corporation that we acquired in January 2013.

Long-term debt increased $21.4 million as borrowings under our debt facilities increased to fund the working capital, capital expenditures, and the Novinda investment noted previously.

Accumulated other comprehensive loss increased $21.3 million, primarily due to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation.  Although all foreign subsidiaries are subject to translation adjustments during consolidation, the exchange rate between the USD and the AUD, the PLN, the TRY, and the ZAR has fluctuated significantly, causing the majority of the change in this account.

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

All of the cash and cash equivalents on our condensed consolidated balance sheet as of June 30, 2013, is held by our international subsidiaries.  Although the cash overseas is significantly less than the amounts these subsidiaries owe to our domestic subsidiaries, our foreign subsidiaries have cash needs which affect the ability to repatriate this cash.  Due to these liquidity needs, we consider our foreign earnings permanently reinvested and have not provided income taxes on approximately $125.6 million of foreign subsidiary earnings as of June 30, 2013.

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

	Six Months Ended
Cash Flows	June 30,
($ in millions)	2013	2012
Net cash provided by operating activities	$29.0	$38.9
Net cash used in investing activities	(47.2)	(29.9)
Net cash provided by (used in) financing activities	13.3	(17.0)

Cash flows from operating activities decreased from the prior year period mainly due to lower net income and increased investment in working capital.

Cash flows used in investing activities increased due to increased capital expenditures.  During the six months ended June 30, 2013, the majority of our capital expenditures occurred in our energy services segment to support the growth in this segment.  We expect our capital expenditures in 2013 to exceed the levels experienced in recent years.  Our investment in Novinda Corporation resulted in a $5.0 million expenditure in 2013 and gave rise to the increase in investments in and advances (to) from affiliates and joint ventures.

Our cash flow from financing activities increased in the current year period as borrowings under our debt facilities increased to fund the working capital, capital expenditures, and the Novinda investment noted previously.  Long-term debt as a percentage of total capitalization increased 190 basis points to 36.8%.  Year-to-date dividends declared were $0.40 per share and $0.36 per share during the six months ended June 30, 2013 and 2012, respectively.

We have approximately $155.3 million of borrowing capacity available from our revolving credit facility as of June 30, 2013.  We are in compliance with the financial covenants related to the revolving credit facility as of the end of the period covered by this report.

           We are party to a number of lawsuits arising in the normal course of business.   Our energy services segment is party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $30 million and the other of $9 million.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

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

Index
Item 6:	Exhibits

Exhibit
Number

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101
The following information from our Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i)    Condensed Consolidated Balance Sheets at June 30, 2013, and December 31, 2012,
(ii)   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 ,
(iii)   Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012,
(iv)   Condensed Consolidated Statements of Changes in Equity for six months ended June 30, 2013 and 2012,
(v)    Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2013 and 2012, and
(vi)   Notes to Condensed Consolidated Financial Statements.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	August 8, 2013	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date:	August 8, 2013	/s/ Donald W. Pearson
Donald W. Pearson
Senior Vice President and Chief Financial Officer

Index
INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101
The following information from our Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i)    Condensed Consolidated Balance Sheets at June 30, 2013, and December 31, 2012,
(ii)   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013,
(iii)   Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012,
(iv)   Condensed Consolidated Statements of Changes in Equity for six months ended June 30, 2013 and 2012,
(v)    Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2013 and 2012, and
(vi)   Notes to Condensed Consolidated Financial Statements.