Form 10-Q
period 2013-09-30
AMCOL INTERNATIONAL CORP
filed 2013-11-08
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number  1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0724340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2870 Forbs Avenue, Hoffman Estates, IL	60192
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
(Common stock, $.01 par value)	32,443,588 Shares

Index
AMCOL INTERNATIONAL CORPORATION
INDEX

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

Item 1:	Financial Statements

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$38.1	$40.0
Accounts receivable, net	226.3	202.7
Inventories	154.4	153.8
Prepaid expenses	24.0	17.0
Assets held-for-sale	14.5	0.2
Income tax receivable	17.4	7.0
Available-for-sale securities	9.1	-
Deferred income taxes	6.7	7.0
Other	0.8	1.8

Total current assets	491.3	429.5

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	10.8	13.0
Mineral rights	5.1	48.6
Depreciable assets	557.7	552.0

	573.6	613.6
Accumulated depreciation and depletion	(318.6)	(311.7)

	255.0	301.9

Goodwill	68.6	70.2
Intangible assets, net	28.9	33.9
Investment in and advances to affiliates and joint ventures	34.5	27.8
Available-for-sale securities	-	14.6
Deferred income taxes	5.3	7.4
Other assets	27.4	25.3

Total noncurrent assets	419.7	481.1
Total Assets	$911.0	$910.6

Continued

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY	(unaudited)
Current liabilities:
Accounts payable	$58.3	$51.1
Accrued income taxes	12.5	5.0
Accrued liabilities	64.4	58.4
Total current liabilities	135.2	114.5

Noncurrent liabilities:
Long-term debt	270.9	248.8
Pension liabilities	38.1	37.5
Deferred compensation	10.9	9.4
Deferred income taxes	1.6	12.8
Other long-term liabilities	19.5	22.5
Total noncurrent liabilities	341.0	331.0

Shareholders' Equity:
Common stock	0.3	0.3
Additional paid in capital	115.5	105.1
Retained earnings	343.0	355.2
Accumulated other comprehensive income (loss)	(20.2)	0.8
Total AMCOL shareholders' equity	438.6	461.4

Noncontrolling interest	(3.8)	3.7

Total equity	434.8	465.1
Total Liabilities and Shareholders' Equity	$911.0	$910.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Continuing Operations
Net sales	$755.2	$731.8	$263.5	$249.2
Cost of sales	605.0	527.1	246.1	180.5
Gross profit	150.2	204.7	17.4	68.7
Selling, general and administrative expenses	133.6	124.9	42.0	40.3
Operating profit (loss)	16.6	79.8	(24.6)	28.4
Other income (expense):
Interest expense, net	(7.6)	(8.0)	(2.6)	(2.6)
Other, net	(2.0)	(2.7)	(0.8)	-
	(9.6)	(10.7)	(3.4)	(2.6)

Income (loss) before income taxes and income from affiliates and joint ventures	7.0	69.1	(28.0)	25.8
Income tax expense (benefit)	5.0	19.2	(4.8)	7.6

Income (loss) before income from affiliates and joint ventures	2.0	49.9	(23.2)	18.2
Income from affiliates and joint ventures	2.5	3.4	0.7	1.0

Income (loss) from continuing operations	4.5	53.3	(22.5)	19.2
Discontinued Operations
Income (loss) on discontinued operations	(4.0)	0.6	(4.1)	(0.2)
Net income (loss)	0.5	53.9	(26.6)	19.0

Net income (loss) attributable to noncontrolling interests	(6.8)	(0.2)	(6.8)	-
Net income (loss) attributable to AMCOL shareholders	$7.3	$54.1	$(19.8)	$19.0

Weighted average common shares outstanding	32.4	32.0	32.5	32.1

Weighted average common and common equivalent shares outstanding	32.7	32.3	32.5	32.5

Amounts attributable to AMCOL shareholders
Income (loss) from continuing operations, net of tax	$11.3	$53.5	$(15.7)	$19.2
Discontinued operations, net of tax	(4.0)	0.6	(4.1)	(0.2)
Net income (loss)	$7.3	$54.1	$(19.8)	$19.0

Earnings (loss) per share attributable to AMCOL shareholders:

Basic earnings (loss) per share
Continuing operations	$0.34	$1.67	$(0.48)	$0.60
Discontinued operations	(0.12)	0.02	(0.13)	(0.01)
Net income (loss)	$0.22	$1.69	$(0.61)	$0.59

Diluted earnings (loss) per share
Continuing operations	$0.34	$1.65	$(0.48)	$0.60
Discontinued operations	(0.12)	0.02	(0.13)	(0.01)
Net income (loss)	$0.22	$1.67	$(0.61)	$0.59

Dividends declared per share	$0.60	$0.56	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$0.5	$53.9	$(26.6)	$19.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19.4)	4.3	1.3	7.8
Unrealized gain (loss) on available-for-sale securities	(4.3)	4.1	(1.6)	4.9
Unrealized gain (loss) on interest rate swap agreements	1.4	-	0.2	-
Pension adjustment	0.6	0.6	0.2	0.2
Total other comprehensive income (loss), net of tax	(21.7)	9.0	0.1	12.9
Total comprehensive income (loss) including noncontrolling interests	(21.2)	62.9	(26.5)	31.9

Less: Net income (loss) attributable to noncontrolling interests	(6.8)	(0.2)	(6.8)	-
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(0.7)	(0.1)	(0.2)	-
Total comprehensive income (loss) attributable to noncontrolling interests	(7.5)	(0.3)	(7.0)	-

Total comprehensive income (loss) attributable to AMCOL shareholders	$(13.7)	$63.2	$(19.5)	$31.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollars in millions)

		AMCOL Shareholders

	Total Equity	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Noncontrolling Interest

Balance at December 31, 2011	$394.9	$314.3	$(14.7)	$0.3	$(3.4)	$94.3	$4.1
Net income (loss)	53.9	54.1					(0.2)
Cash dividends	(17.9)	(17.9)

Issuance of treasury shares pursuant to employee stock compensation plans	4.8				2.6	2.2

Tax benefit from employee stock compensation plans	(0.1)					(0.1)

Vesting of common stock in connection with employee stock compensation plans	4.4					4.4
Other comprehensive income (loss)	9.0		9.1				(0.1)
Contribution from noncontrolling partner	0.1					0.1

Balance at September 30, 2012	449.1	350.5	(5.6)	0.3	(0.8)	100.9	3.8

Balance at December 31, 2012	$465.1	$355.2	$0.8	$0.3	$-	$105.1	$3.7
Net income (loss)	0.5	7.3					(6.8)
Cash dividends	(19.5)	(19.5)

Issuance of shares pursuant to employee stock compensation plans	6.5					6.5

Tax benefit from employee stock compensation plans	(0.2)					(0.2)

Vesting of common stock in connection with employee stock compensation plans	4.0					4.0
Other comprehensive income (loss)	(21.7)		(21.0)				(0.7)
Contribution from noncontrolling partner	0.1					0.1

Balance at September 30, 2013	434.8	343.0	(20.2)	0.3	-	115.5	(3.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2013	2012
Cash flow from operating activities:
Net income	$0.5	$53.9

Adjustments to reconcile from net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	37.7	33.3
Asset impairment charge	59.7	0.8
Other non-cash items	(6.0)	4.5
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in current assets	(57.6)	(42.6)
Decrease (increase) in noncurrent assets	(2.5)	-
Increase (decrease) in current liabilities	22.9	17.1
Increase (decrease) in noncurrent liabilities	1.6	5.2
Net cash provided by (used in) operating activities	56.3	72.2
Cash flow from investing activities:
Capital expenditures	(66.3)	(54.2)
(Increase) decrease in investments in and advances (to) from affiliates and joint ventures	(4.8)	0.2
Proceeds from sale of land and depreciable assets	4.2	1.5
Acquisition of business, net of cash acquired	(1.8)	-
Other	1.9	1.9
Net cash (used in) investing activities	(66.8)	(50.6)
Cash flow from financing activities:
Net change in outstanding debt	22.2	(16.8)
Net proceeds from stock compensation activity	6.5	4.8
Dividends paid	(19.4)	(17.2)
Excess tax benefits from stock-based compensation	0.2	0.2
Contribution from noncontrolling partner	0.1	0.1

Net cash provided by (used in) financing activities	9.6	(28.9)
Effect of foreign currency rate changes on cash	(1.0)	0.9
Net increase (decrease) in cash and cash equivalents	(1.9)	(6.4)
Cash and cash equivalents at beginning of period	40.0	24.1
Cash and cash equivalents at end of period	$38.1	$17.7

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

 Our energy services segment offers a range of patented and non-patented technologies, products and services for both upstream and downstream oil and gas production.

Our transportation segment, which serves our domestic subsidiaries as well as third parties, is a dry van and flatbed carrier and freight brokerage service provider.

Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company.  Approximately 69% and 73% of the revenue elimination in the nine months ended September 30, 2013 and 2012, respectively, and 68% and 73% of the revenue elimination in the three months ended September 30, 2013 and 2012, respectively, represents elimination of shipping revenues between our transportation segment and its domestic sister companies.

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

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The composition of our revenues by segment is as follows:

	Nine Months Ended
	September 30,
	2013	2012
Performance materials	48%	50%
Construction technologies	21%	24%
Energy services	30%	25%
Transportation	5%	5%
Intersegment sales	-4%	-4%
	100%	100%

Further discussion of our segment information is included in Note 4, “Business Segment Information.”

Basis of Presentation

The financial information included herein has been prepared by management, and other than the condensed consolidated balance sheet as of December 31, 2012, is unaudited.  The condensed consolidated balance sheet as of December 31, 2012 has been derived from, but does not include all of the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2012.  The information furnished herein includes all adjustments that are, in our opinion, necessary for a fair presentation of our results of operations and cash flows for the interim periods ended September 30, 2013 and 2012, and our financial position as of September 30, 2013, and all such adjustments are of a normal and recurring nature.  The accompanying condensed consolidated financial information should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain items in the prior year’s condensed consolidated financial statements contained herein and notes thereto have been reclassified to conform to the condensed consolidated financial statement presentation for the three and nine months ended September 30, 2013.  These reclassifications did not have a material impact on our financial statements.

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

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 2:	EARNINGS (LOSS) PER SHARE

The following table provides further share information used in calculating our earnings (loss) per share for the periods presented herein.  Basic earnings (loss) per share was calculated by dividing net income (loss) attributable to AMCOL shareholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share was calculated by dividing net income (loss) attributable to AMCOL shareholders by the weighted average common shares outstanding after consideration of the dilutive effect of stock compensation awards outstanding during each period.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	32,438,002	32,024,603	32,516,744	32,071,202
Dilutive impact of stock based compensation	303,327	315,636	-	381,676
Weighted average number of common and common equivalent shares outstanding for the period	32,741,329	32,340,239	32,516,744	32,452,878
Number of common shares outstanding at the end of the period	32,439,479	31,959,139	32,439,479	31,959,139
Weighted average number of anti-dilutive shares excluded from the computation of diluted earnings per share	268,437	635,738	493,773	276,753

Note 3:	ADDITIONAL BALANCE SHEET INFORMATION

Our inventories at September 30, 2013 and December 31, 2012 are comprised of the following components:

	September 30,	December 31,
	2013	2012
Crude stockpile inventories	$49.3	$60.8
In-process and finished goods inventories	80.6	70.5
Other raw material, container, and supplies inventories	24.5	22.5
	$154.4	$153.8

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

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2013	2012
Balance at beginning of period	$9.5	$9.3
Settlement of obligations	(2.3)	(3.1)
Liabilities incurred and accretion expense	1.8	3.8
Foreign currency	(0.6)	(0.1)

Balance at end of period	$8.4	$9.9

Note 4:	BUSINESS SEGMENT INFORMATION

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

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)
The following tables set forth certain financial information by segment:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales:
Performance materials	$362.7	$362.6	$126.1	$116.7
Construction technologies	161.6	173.0	62.8	60.6
Energy services	223.6	185.5	72.8	69.1
Transportation	34.4	33.5	12.7	10.7
Intersegment sales	(27.1)	(22.8)	(10.9)	(7.9)
Total	$755.2	$731.8	$263.5	$249.2

Operating profit (loss):
Performance materials	$2.6	$61.2	$(32.1)	$18.4
Construction technologies	10.3	14.3	9.3	7.0
Energy services	20.8	20.4	3.8	7.9
Transportation	1.0	0.7	0.5	0.2
Corporate	(18.1)	(16.8)	(6.1)	(5.1)
Total	$16.6	$79.8	$(24.6)	$28.4

	As of Sep. 30, 2013	As of Dec. 31, 2012
Assets:
Performance materials	$392.4	$454.0
Construction technologies	172.3	157.6
Energy services	248.9	225.8
Transportation	4.2	4.0
Corporate	93.2	69.2
Total	$911.0	$910.6

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	September 30,		September 30,
	2013	2012	2013	2012
Depreciation, depletion and amortization:
Performance materials	$14.9	$14.5	$5.2	$5.0
Construction technologies	4.0	4.0	1.3	1.3
Energy services	16.1	12.6	6.0	4.4
Transportation	0.1	0.1	-	0.1
Corporate	2.6	2.1	0.9	0.7
Total	$37.7	$33.3	$13.4	$11.5

Capital expenditures:
Performance materials	$18.9	$20.7	$8.4	$9.9
Construction technologies	2.1	7.9	1.5	1.6
Energy services	35.4	20.8	8.3	7.8
Transportation	0.2	-	0.1	-
Corporate	9.7	4.8	3.9	2.7
Total	$66.3	$54.2	$22.2	$22.0

Research and development (income) expense:
Performance materials	$4.3	$3.9	$1.5	$1.2
Construction technologies	2.1	1.8	0.7	0.6
Energy services	1.6	1.2	0.6	0.4
Corporate	-	(0.1)	-	-
Total	$8.0	$6.8	$2.8	$2.2

Note 5:	EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering substantially all of our domestic employees hired before January 1, 2004.  We also sponsor a supplementary pension plan that provides benefits in excess of qualified plan limitations for certain employees.  Pension cost for both of our plans is comprised of :

	Defined Benefit Pension Plan		Supplementary Pension Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$1.3	$1.3	$0.3	$0.2
Interest cost	2.0	2.0	0.4	0.4
Expected return on plan assets	(2.2)	(1.9)	-	-
Amortization of acturial loss	0.7	0.7	0.2	0.1

Net periodic benefit cost	$1.8	$2.1	$0.9	$0.7

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

	Defined Benefit Pension Plan		Supplementary Pension Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$0.4	$0.4	$0.1	$-
Interest cost	0.7	0.7	0.1	0.2
Expected return on plan assets	(0.7)	(0.6)	-	-
Amortization of acturial loss	0.2	0.2	0.1	-

Net periodic benefit cost	$0.6	$0.7	$0.3	$0.2

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we expect to contribute $1.2 to the defined benefit pension plan in 2013, of which $0.9 was contributed in the nine months ended September 30, 2013.

Note 6:	INCOME TAXES

Our effective tax rate for the nine months ended September 30, 2013 and 2012 was 71.4% and 27.8%, respectively.  For 2013 and 2012, the rate differs from the U.S. federal statutory rate of 35.0% due to depletion deductions and differences in local tax rates on the income from our foreign subsidiaries.  Additionally, for the nine months ended September 30, 2013, the effective tax rate includes the establishment of a valuation allowance of $2.5 for deferred tax assets in certain foreign entities, primarily related to the performance of our South African operations.  For 2013, the effective tax rate is also negatively impacted by jurisdictions with losses for which a tax benefit cannot be recognized.  Due to changes in the mix of income and losses amongst jurisdictions, we changed 2013’s estimated annual effective tax rate (absent discrete items) from 27.6% to 41.2%.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The following table sets forth the fair values of our derivative instruments and where they are recorded within our condensed consolidated balance sheet:

		Fair Value as of
Liability Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012

Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$(5.9)	$(8.4)

Interest rate swaps	Accrued liabilities	(0.5)	-

Cash flow hedges

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives
	(Effective Portion)
	Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012

			2020
Interest rate swaps, net of tax	$1.4	$-	$0.2	$-

We use interest rate swaps to manage floating interest rate risk on debt securities.  Interest rate differentials are paid or received on these arrangements over the life of the swap.  As of September 30, 2013 and 2012, we had interest rate swaps outstanding which effectively hedge the variable interest rate on $30.0 of our senior notes to a fixed rate of 5.6% per annum and $33.0 of our borrowings under our revolving credit agreement to a fixed rate of 3.3% per annum, plus credit spread.

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

We have not designated our foreign currency derivative contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,		Three Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	2013	2012	2013	2012

Foreign currency exchange contracts	Other, net	$(2.8)	$-	$(1.9)	$(0.3)

We did not have any significant foreign exchange derivative instruments outstanding as of September 30, 2013 or December 31, 2012.

Note 8:	FAIR VALUE MEASUREMENTS

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)
The following tables categorize our fair value instruments, measured on a recurring basis, according to the assumptions used to calculate those values:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Asset / (Liability) Balance at
	9/30/2013	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$(6.4)	$-	$(6.4)	$-

Available-for-sale securities	9.1	9.1	-	-

Deferred compensation plan assets	10.9	-	10.9	-

Supplementary pension plan assets	8.9	-	8.9	-

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Asset / (Liability) Balance at
	12/31/2012	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$(8.4)	$-	$(8.4)	$-

Available-for-sale securities	14.6	14.6	-	-

Deferred compensation plan assets	9.4	-	9.4	-

Supplementary pension plan assets	8.2	-	8.2	-

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

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Note 9:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in other comprehensive income (loss) by component:

	Nine Months Ended September 30,
	2013			2012
	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount

Foreign currency translation adjustment	$(19.4)	$-	$(19.4)	$4.3	$-	$4.3

Unrealized gain (loss) on available-for-sale securities	(5.5)	1.2	(4.3)	4.1	-	4.1

Interest rate swap agreements:
Unrealized gain (loss) arising during period	0.5	(0.2)	0.3	(1.8)	0.7	(1.1)
Reclassification of net (gain) loss to net income	1.8	(0.7)	1.1	1.8	(0.7)	1.1

Pension plans:
Reclassification of net acturial loss to net income	0.9	(0.3)	0.6	0.9	(0.3)	0.6

Total other comprehensive income (loss)	$(21.7)	$-	$(21.7)	$9.3	$(0.3)	$9.0

	Three Months Ended September 30,
	2013			2012
	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount

Foreign currency translation adjustment	$1.3	$-	$1.3	$7.8	$-	$7.8

Unrealized gain (loss) on available-for-sale securities	(1.6)	-	(1.6)	4.9	-	4.9

Interest rate swap agreements:
Unrealized gain (loss) arising during period	(0.3)	0.1	(0.2)	(0.6)	0.3	(0.3)
Reclassification of net (gain) loss to net income	0.6	(0.2)	0.4	0.6	(0.3)	0.3

Pension plans:
Reclassification of net acturial loss to net income	0.3	(0.1)	0.2	0.3	(0.1)	0.2

Total other comprehensive income (loss)	$0.3	$(0.2)	$0.1	$13.0	$(0.1)	$12.9

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

The following table summarizes the additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company and the affected line items in the condensed consolidated statement of operations:

	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)
	Nine Months Ended September 30,		Three Months Ended September 30,		Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2013	2012	2013	2012
Reclassification of net (gain) loss on interest rate swaps:
Pre-tax amount	$1.8	$1.8	$0.6	$0.6	Interest expense, net
Tax	(0.7)	(0.7)	(0.2)	(0.3)	Income tax expense
Net of tax	1.1	1.1	0.4	0.3

Amortization of pension items:
Net acturial loss, pre-tax amount	0.9	0.9	0.3	0.3	Components of net periodic benefit cost (see Employee Benefit Plans note for details)
Tax	(0.3)	(0.3)	(0.1)	(0.1)	Income tax expense
Net of tax	0.6	0.6	0.2	0.2

Total reclassifications for the period, net of tax	$1.7	$1.7	$0.6	$0.5

Note 10:	REORGANIZATION CHARGES

Our results for the three and nine months ended September 30, 2013 include certain expenses associated with reorganizing our operations.  These reorganization efforts mainly relate to our operations in Europe to close or reorganize certain offices there, improve our cost structure, and increase operating efficiencies.  The following table outlines the amount of expenses, where they were recognized in our condensed consolidated statements of income, and the segments they relate to:

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

Nine Months Ended September 30, 2013	Performance Materials	Construction Technologies

Cost of sales line:
Employee termination and other benefits	$0.1	$0.7

Selling, general and administrative expenses line:
Employee termination and other benefits	0.6	2.5
Non-cash impairment charges (1)	-	0.6

Total	$0.7	$3.8

(1)            Non-cash impairment charges relate to write-down of certain assets held-for-sale to their estimated fair values based on a third-party appraisal (a Level 2 fair value input).

Three Months Ended September 30, 2013	Performance Materials	Construction Technologies

Cost of sales line:
Employee termination and other benefits	$0.1	$-

Selling, general and administrative expenses line:
Employee termination and other benefits	-	(0.1)

Total	$0.1	$(0.1)

At September 30, 2013, we had $0.5 included within accrued liabilities within our condensed consolidated balance sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  We expect to pay these amounts by the end of 2013.

Note 11:	IMPAIRMENTS

Health and Beauty Operations:

During the third quarter of 2013, we committed to divest our health and beauty (HBS) operations within our performance materials segment and adjusted the carrying value of HBS’s net assets held-for-sale to their $12.0 fair value less cost to sell (see Note 12 for further details). The fair value adjustment  resulted in impairment charges of $1.8, $1.1, and $1.3; relating to HBS’s goodwill, intangible assets, and property, plant and equipment, respectively.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)

As required by ASC Topic 350 – Intangibles – Goodwill and Other, we completed an interim test for goodwill and intangible assets for HBS’s operations during the third quarter of 2013. In the first step of the goodwill impairment evaluation, we compared the fair value of HBS based on an observable Level 2 fair value input with its carrying amount, which suggested the goodwill was impaired.  In performing the second step of impairment test, we determined that the implied fair value of goodwill was lower than carrying amount, and recorded an impairment loss of $1.8.

The $1.1 impairment charge for intangible assets relates to trademarks and developed technology, and was assessed using the relief from royalty rate method (Level 3 fair value input). Critical assumptions used in conducting these tests included applicable market royalty rates and discount rates as well as the future performance of these assets.

The $1.3 impairment charge relating to HBS’s plant, property and equipment was assessed using cost method adjusted for age and deterioration (Level 3 fair value input).

South Africa:

               During the quarter ended September 30, 2013, our performance materials segment recorded an impairment charge of $52.3 to record a write down of mineral rights ($36.0) and depreciable assets ($16.3) from their carrying value to their estimated fair values.  Fair value for mineral rights was assessed using discounted cash flow approach (Level 3 fair value input) and for depreciable assets using a combination of mass appraisal technique and market approach technique (Level 2 fair value input).  The impairment charge relates to a significant adverse change in the business climate experienced by our South African chromite operations.  Specifically, recently developed overcapacity in the supply of chromite has impacted our pricing and ability to grow market share in the foundry grade market which required us to perform a review of recoverability in the third quarter of 2013.  Based on that evaluation, we determined the long-lived assets that produce chromite were not recoverable on a gross cash flow analysis.  The impairment charge is recorded within our condensed consolidated statements of operations within cost of sales ($52.2) and selling, general and administrative expense ($0.1).

Note 12:	DISCONTINUED OPERATIONS

            In September 2013 we committed to divest our health and beauty (HBS) operations within our performance materials segment.  The results of these operations have been reclassified and recorded net of income tax within Income (loss) on discontinued operations within our condensed consolidated statements of operations.

Index
AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions)
The following table presents amounts of HBS’s net sales and pretax income reported in discontinued operations during the three and nine months ended September 30, 2013:

HBS	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net Sales	$11.4	$14.7	$3.7	$4.3

Pre-tax income (loss)	(5.3)	0.8	(6.1)	(0.4)

            In accordance with ASC Topic 360, Impairment and Disposal of Long Lived Assets, the assets of HBS met the held for sale criteria and we adjusted the carrying value of HBS’s net asset held-for-sale to their fair value less cost to sell, $12.0. This fair value adjustment resulted in a $6.6 loss, of which $4.2 related to impairment charges against HBS’s long-lived assets (see Note 11) and $2.4 related to establishing a valuation allowance against HBS’s net assets.  The total loss of $6.6, offset by a $2.4 income tax benefit, for the three and nine months ended September 30, 2013 is recorded within Income (loss) on discontinued operations within our condensed consolidated statements of operations.

Note 13:	CONTINGENCIES

We are party to a number of lawsuits arising in the normal course of business.   Our energy services segment is party to two lawsuits in Louisiana, one of which alleges damages of $30 and the other of $9.  We do not believe that any of the aforementioned pending litigation will have a material adverse effect on our consolidated financial statements.

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

In the quarter and year to date period ended September 30, 2013, we recorded a $52.3 million non-cash impairment charge against our performance materials segment’s South African chromite long-lived assets due to recent excess capacity that has developed within the market for our chromite products.  This excess capacity has developed as South African chromite producers focus more on the application of chromite to the foundry industry as opposed to their traditional ferrochrome industry given competitive factors that have transpired in that industry.

The decrease in outlook and impairment resulted in an increase to cost of goods sold ($52.2 million) and SG&A expenses ($0.1 million) and was partially offset by tax benefits ($10.3 million) and non-controlling interests ($6.9 million), resulting in a $35.1 million reduction in net income attributable to AMCOL shareholders.  The $10.3 million tax benefit is comprised of $12.8 million of tax benefits recorded in the South African entities that recorded the impairment expense as well as $2.5 million of tax expense recorded in certain of our UK subsidiaries.  The UK tax expenses result from recording valuation allowances against certain deferred tax assets as we believe that our tax planning strategies, which depended upon income in our South African subsidiaries to recover the value of those assets, are no longer prudent and feasible.

Index
The amounts associated with the South African impairment decreased net income available to AMCOL shareholders by $35.1 million, which equates to $1.08 and $1.07 per diluted share for the three and nine months ending September 30, 2013, respectively.

Also during the third quarter of 2013, we committed to divest our health and beauty operations (HBS) within our performance materials segment.  In conjunction with this decision, we recorded expenses of $4.2 million, net of tax, to reduce the long-lived assets within these operations to their fair market value.  We included this impairment expense along with the normal results of the HBS operations within discontinued operations.  When divided by the weighted average common and common equivalent shares outstanding for the three and nine months ending September 30, 2013, the $4.2 million charge equates to $0.13 per diluted share for each period.

We have prepared a schedule showing our actual operating profit results by component for the three and nine month periods ended September 30, 2013 and our pro forma results excluding the South African impairment expenses as a non-GAAP measure.  We have also done the same for the operating profit within our performance materials segment since this was the segment affected by the South African impairment charge.  Operating profit is a key measure of our performance and management found it helpful to understand the underlying business dynamics, as compared to the prior year’s period, excluding these charges.  In addition, we do not expect such charges to recur in the future, so analyzing our business excluding them appears more appropriate to determining how our business compares against historical performance.  Last, we believe the pro forma information is more useful when comparing our results to our competitors’ results.  This pro forma information is not prepared in accordance with GAAP, is not an alternative to GAAP financial information and may be computed differently than GAAP information or information prepared by other companies.  Thus, undue reliance should not be placed on this information.

	Three Months Ended September 30,
	2013			2012
Consolidated	As Reported	Less South Africa Impairment Charge	Pro Forma	As Reported
	(In Millions, Except Per Share Amounts)

Net sales	$263.5		$263.5	$249.2
Cost of sales	246.1	52.2	193.9	180.5
Gross profit (loss)	17.4	(52.2)	69.6	68.7
margin %	6.6%		26.4%	27.6%
Selling, general, and administrative expenses	42.0	0.1	41.9	40.3
Operating profit (loss)	(24.6)	(52.3)	27.7	28.4
margin %	-9.3%		10.5%	11.4%

Index
	Nine Months Ended September 30,
	2013			2012
Consolidated	As Reported	Less South Africa Impairment Charge	Pro Forma	As Reported
	(In Millions, Except Per Share Amounts)

Net sales	$755.2		$755.2	$731.8
Cost of sales	605.0	52.2	552.8	527.1
Gross profit (loss)	150.2	(52.2)	202.4	204.7
margin %	19.9%		26.8%	28.0%
Selling, general, and administrative expenses	133.6	0.1	133.5	124.9
Operating profit (loss)	16.6	(52.3)	68.9	79.8
margin %	2.2%		9.1%	10.9%

	Three Months Ended September 30,
	2013			2012
Performance Materials	As Reported	Less South Africa Impairment Charge	Pro Forma	As Reported
	(Dollars In Millions)

Net sales	$126.1		$126.1	$116.7
Cost of sales	145.6	52.2	93.4	86.6
Gross profit (loss)	(19.5)	(52.2)	32.7	30.1
margin %	-15.5%		25.9%	25.8%
Selling, general, and administrative expenses	12.6	0.1	12.5	11.7
Operating profit (loss)	(32.1)	(52.3)	20.2	18.4
margin %	-25.5%		16.0%	15.8%

	Nine Months Ended September 30,
	2013			2012
Performance Materials	As Reported	Less South Africa Impairment Charge	Pro Forma	As Reported
	(Dollars In Millions)

Net sales	$362.7		$362.7	$362.6
Cost of sales	323.0	52.2	270.8	267.0
Gross profit (loss)	39.7	(52.2)	91.9	95.6
margin %	10.9%		25.3%	26.4%
Selling, general, and administrative expenses	37.1	0.1	37.0	34.4
Operating profit (loss)	2.6	(52.3)	54.9	61.2
margin %	0.7%		15.1%	16.9%

Index
The following consolidated income statement review and segment analysis discuss the results for the three months ended September 30, 2013 and the comparable results in the prior year.  In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments.

Three Months Ended September 30, 2013 vs. September 30, 2012

Consolidated Income Statement Review

The table below compares certain of certain of our operating results for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
Consolidated	2013 Actual	2013 Pro Forma	2012	2013 Pro Forma vs. 2012
	(In Millions, Except Per Share Amounts)

Net sales	$263.5	$263.5	$249.2	5.7%
Cost of sales	246.1	193.9	180.5
Gross profit	17.4	69.6	68.7	1.3%
margin %	6.6%	26.4%	27.6%
Selling, general and administrative expenses	42.0	41.9	40.3	4.0%
Operating profit (loss)	(24.6)	27.7	28.4	-2.5%
margin %	-9.3%	10.5%	11.4%

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

	Organic	Acquisitions	Foreign Exchange	Total
Performance materials	4.3%	0.0%	-0.5%	3.8%
Construction technologies	0.6%	0.0%	0.3%	0.9%
Energy services	1.5%	0.4%	-0.4%	1.5%
Transportation & intersegment sales	-0.4%	0.0%	0.0%	-0.4%
Total	6.0%	0.4%	-0.6%	5.8%
% of change	103.4%	6.9%	-10.3%	100.0%

Our net sales grew organically, led by our performance materials segment.

Index
The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

	Americas	EMEA	Asia Pacific	Total
Performance materials	24.1%	12.6%	11.2%	47.9%
Construction technologies	9.1%	11.7%	3.0%	23.8%
Energy services	24.1%	2.1%	1.4%	27.6%
Transportation & intersegment sales	0.7%	0.0%	0.0%	0.7%

Total - current year's period	58.0%	26.4%	15.6%	100.0%
Total from prior year's comparable period	56.7%	25.1%	18.2%	100.0%

Inter-regional sales in the geographic table above are eliminated in Americas.  The decreased concentration of revenues from our Asia Pacific operations reflects the decreased revenues in our energy services’ Malaysian operations.

Gross profit decreased due to the $52.3 million impairment recorded in our South African operations.  Excluding this impairment, gross profit increased marginally and gross profit margin decreased 120 basis points due mostly to decreases in our energy services segment.

Operating profit decreased as well due to the aforementioned impairment charge.  Excluding this charge, operating profit decreased marginally due to increased SG&A expenses, which occurred mostly in our corporate segment.

Income tax benefit for the quarter is driven by the $10.3 million net tax benefit relating to the South African related items as previously discussed.  Excluding the effect of the South Africa related items, our effective income tax rate for the quarter was 22.6%, a 690 basis point decrease from the 29.5% in the prior year’s period.  Approximately 500 basis points of the difference resulted from discrete items that occurred in the 2013 quarter as well as changes in estimates of forecasted income for the year.  We estimate that the change in the forecasted income for the year will result in approximately 41% effective tax rate being used in compiling our results for the fourth quarter of 2013 given our current estimates.

Index
Quarterly Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments.

Performance Materials

	Three Months Ended September 30,
Performance Materials	2013 Actual		2013 Pro Forma		2012		2013 Pro Forma vs. 2012
	(Dollars in millions)

Net sales	$126.1	100.0%	$126.1	100.0%	$116.7	100.0%	$9.4	8.1%
Cost of sales	145.6	115.5%	93.4	74.1%	86.6	74.2%
Gross profit (loss)	(19.5)	-15.5%	32.7	25.9%	30.1	25.8%	2.6	8.6%
Selling, general and
administrative expenses	12.6	10.0%	12.5	9.9%	11.7	10.0%	0.8	6.8%
Operating profit (loss)	(32.1)	-25.5%	20.2	16.0%	18.4	15.8%	1.8	9.8%

	Three Months Ended September 30,
Performance Materials Product Line Sales	2013	2012	% change
	(Dollars in Millions)

Metalcasting	$67.2	$67.8	-0.9%
Specialty materials	23.9	21.3	12.2%
Basic minerals	15.8	14.7	7.5%
Pet products	15.9	12.0	32.5%
Other product lines	3.3	0.9	*

Total	126.1	116.7	8.1%
* Not meaningful

Overall, revenues increased by $9.4 million, comprised of $10.2 million of volume increases and $0.8 million of price decreases.  Volumes increased in our pet product, specialty materials and other product lines.  Within pet products, we have been successful in winning new business under contract with key customers.  Our fabric care product volumes have also increased due to increased demand from a large customer.  Increased inter-segment sales gave rise to the increase in other product line revenues.

Gross profit decreased due to the $52.2 million impairment charge previously mentioned.  Excluding this charge, gross profit increased due to the increased sales discussed above.

SG&A expenses increased $0.9 million.  Excluding $0.1 million related to the South African impairment charge previously discussed, SG&A expenses increased $0.8 million, or 6.8%, due to increased bad debt expenses and professional fees for chromite mine reserve evaluations.

Index
Construction Technologies

	Three Months Ended September 30,
Construction Technologies	2013		2012		2013 vs. 2012
	(Dollars in Millions)

Net sales	$62.8	100.0%	$60.6	100.0%	$2.2	3.6%
Cost of sales	41.3	65.8%	40.6	67.0%	0.7	1.7%
Gross profit	21.5	34.2%	20.0	33.0%	1.5	7.5%

Selling, general and administrative expenses	12.2	19.4%	13.0	21.4%	(0.8)	-6.2%
Operating profit	9.3	14.8%	7.0	11.6%	2.3	32.9%

	Three Months Ended September 30,
Construction Technologies Product Line Sales	2013	2012	% change
	(Dollars in Millions)

Lining technologies	$29.5	$25.3	16.6%
Building materials	19.3	20.3	-4.9%
Drilling products	12.1	9.8	23.5%
Contracting services	1.9	5.2	-63.5%

Total	62.8	60.6	3.6%

The increase in revenues is driven by increased volumes of $3.7 million offset by decreased pricing of $1.5 million.  Our lining technologies product revenues increased due to increased volumes, partially driven by reduced pricing.  Revenues from our drilling product line increased in all regions as that product line continues to grow due to increased demand and greater sales efforts.  Contracting services revenues continue to decrease in line with our intent to reduce our involvement in these types of services.

Gross profit increased due to the increase in sales and the 120 basis point increase in gross profit margin that resulted from the effect of reorganization efforts, increased volumes, and better product mix, especially in our European operations.  SG&A expenses decreased due to lower employment levels as a result of our reorganization efforts and lower bad debt expenses, especially in our European operations.  As a result, operating profit increased along with operating profit margin.

Energy  Services

	Three Months Ended September 30,
Energy Services	2013		2012		2013 vs 2012
	(Dollars in Millions)

Net sales	$72.8	100.0%	$69.1	100.0%	$3.7	5.4%
Cost of sales	58.8	80.8%	51.4	74.4%
Gross profit	14.0	19.2%	17.7	25.6%	(3.7)	-20.9%

Selling, general and administrative expenses	10.2	14.0%	9.8	14.2%	0.4	4.1%
Operating profit	3.8	5.2%	7.9	11.4%	(4.1)	-51.9%

Index
Revenues increased $3.7 million, 5.4%, as our domestic revenue increase of $13.0 million was partially offset by a $9.3 million decrease in international revenues.  Domestic filtration revenues increased as activity in the offshore market continues to recover.  Demand for our land based services, especially coil tubing services, increased, albeit at lower prices.  Not only did our Malaysian filtration revenues decrease, but we increased our estimates of the costs required to complete fixed price sales of capital equipment and were unable to pass on those additional costs.  Both of these negatively impacted gross profit margin.  The 640 basis point decrease in gross profit margin was also caused by selling price pressure resulting from increased competition on our US land based services.  The decreased gross profits combined with flat SG&A expenses decreased the segment’s operating profits by $4.1 million.

Transportation Segment

	Three Months Ended September 30,
Transportation	2013		2012		2013 vs 2012
	(Dollars in Millions)

Net sales	$12.7	100.0%	$10.7	100.0%	$2.0	18.7%
Cost of sales	11.3	89.0%	9.6	89.7%
Gross profit	1.4	11.0%	1.1	10.3%	0.3	27.3%

Selling, general and administrative expenses	0.9	7.1%	0.9	8.4%	-	0.0%
Operating profit	0.5	3.9%	0.2	1.9%	0.3	150.0%

This segment provides services to third parties as well as AMCOL companies within our other segments.  Although this business continues to face increased competition and a decreased availability of drivers, management has focused on increasing utilization of its assets, efforts which led to increase in revenues as price increases and fuel surcharges only comprise 31% and 29% of the revenue increase, respectively.  These efforts have also led to the increase in gross profit and operating profit and related margins.

Corporate Segment

	Three Months Ended September 30,
Corporate	2013	2012	2013 vs. 2012
	(Dollars in Millions)

Intersegment sales	$(10.9)	$(7.9)	(3.0)
Intersegment cost of sales	(10.9)	(7.7)
Gross profit (loss)	-	(0.2)	0.2

Selling, general and administrative expenses	6.1	4.9	1.2	24.5%
Operating loss	(6.1)	(5.1)	(1.0)	19.6%

Intersegment sales are eliminated in our corporate segment.  These are mostly sales between our transportation segment and our performance materials and construction technologies segments as well as sales between our performance materials segment and construction technologies and energy services segments.

Corporate SG&A expenses increased $1.2 million for a variety of factors, the largest of which was increased information technology and new product development expenses.

Index
Nine Months Ended September 30, 2013 vs. September 30, 2012

The following consolidated income statement review and segment analysis discuss the results for the nine months ended September 30, 2013 and the comparable results in the prior year.  In each section, a discussion of our consolidated results is presented first, followed by a more detailed discussion of performance within our segments.

Consolidated Income Statement Review

The table below compares certain of our operating results for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
Consolidated	2013 Actual	2013 Pro Forma	2012	2013 Pro Forma vs. 2012
	(In Millions, Except Per Share Amounts)

Net sales	$755.2	$755.2	$731.8	3.2%
Cost of sales	605.0	552.8	527.1
Gross profit	150.2	202.4	204.7	-1.1%
margin %	19.9%	26.8%	28.0%

Selling, general and administrative expenses	133.6	133.5	124.9	6.9%
Operating profit	16.6	68.9	79.8	-13.7%
margin %	2.2%	9.1%	10.9%

             The following table details the components of consolidated sales changes over the prior year’s comparable period:

	Organic	Acquisitions	Foreign Exchange	Total
Performance materials	0.3%	0.0%	-0.3%	0.0%
Construction technologies	-1.8%	0.0%	0.2%	-1.6%
Energy services	5.4%	0.1%	-0.3%	5.2%
Transportation & intersegment shipping	-0.5%	0.0%	0.0%	-0.5%
Total	3.4%	0.1%	-0.4%	3.1%
% of growth	109.7%	3.2%	-12.9%	100.0%

Generally, sales growth has occurred for organic reasons and largely in our energy services segment.

The following table shows the distribution of sales across our three principal geographic regions (Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific) and the comparable total from the prior year’s period:

Index
	Americas	EMEA	Asia Pacific	Total
Performance materials	25.5%	11.0%	11.5%	48.0%
Construction technologies	8.7%	9.7%	3.0%	21.4%
Energy services	25.4%	1.7%	2.5%	29.6%
Transportation & intersegment sales	1.0%	0.0%	0.0%	1.0%

Total - current year's period	60.6%	22.4%	17.0%	100.0%
Total from prior year's comparable period	61.0%	22.5%	16.5%	100.0%

Inter-regional sales in the geographic table above are eliminated in Americas.  Our distribution of revenues across geographic regions has not changed significantly.

 Although sales have increased, gross profit decreased due to the $52.2 million South African impairment charge previously discussed.  Excluding that charge, gross profit would have decreased $2.3 million, or 1.1%, and gross profit margin would have decreased 120 basis points due to decreases in our performance materials and energy services segments.  Our energy services segment has suffered from significant price pressure, especially for land based services.  Our performance materials segment has experienced decreased volumes which have increased per unit production costs.

The fluctuation in operating profit follows on from the decrease in gross profit and increased SG&A expenses.  Income tax expense decreased due to the $10.3 million benefit relating to the South African charges previously discussed in addition to changes in the estimate of forecasted profits between the periods.

Year-to-Date Review of Each Segment’s Results

Following is a review of operating results for each of our five reporting segments.

Performance Materials

	Nine Months Ended September 30,
Performance Materials	2013 Actual		2013 Pro Forma		2012		2013 Pro Forma vs. 2012
	(Dollars in millions)

Net sales	$362.7	100.0%	$362.7	100.0%	$362.6	100.0%	$0.1	0.0%
Cost of sales	323.0	89.1%	270.8	74.7%	267.0	73.6%
Gross profit	39.7	10.9%	91.9	25.3%	95.6	26.4%	(3.7)	-3.9%

Selling, general and administrative expenses	37.1	10.2%	37.0	10.2%	34.4	9.5%	2.6	7.6%
Operating profit	2.6	0.7%	54.9	15.1%	61.2	16.9%	(6.3)	-10.3%

Index
	Nine Months Ended September 30,
Performance Materials Product Line Sales	2013	2012	% change
	(Dollars in Millions)

Metalcasting	$200.4	$201.6	-0.6%
Specialty materials	64.8	70.0	-7.4%
Basic minerals	45.9	48.0	-4.4%
Pet products	43.8	40.0	9.5%
Other product lines	7.8	3.0	*

Total	362.7	362.6	0.0%
* Not meaningful

Revenues remained fairly constant overall as $0.9 million of price increases were offset by $0.8 million of volume decreases.  On a product line basis, specialty materials volumes and prices decreased in our fabric care products due to weak customer demand, primarily in the first six months of 2013.  Other product revenues increased due to greater intersegment sales.  The $52.2 million South African impairment charge and the decrease in volumes drove the decrease in gross profit and gross profit margin as per unit production costs increased.

SG&A expenses increased $2.7 million, $0.7 million of which related to increased costs within our chromite operations for mine studies and bad debts while another $0.7 million relates to restructuring costs within the segment.  Excluding these, increased employee and employee related compensation comprised the next largest increase.  Operating profit and operating profit margin fluctuations follow on from the decrease in gross profit, gross profit margin, and increased SG&A expenses.

Construction Technologies

	Nine Months Ended September 30,
Construction Technologies Product Line Sales	2013	2012	% change
	(Dollars in Millions)

Lining technologies	$67.4	$72.0	-6.4%
Building materials	56.1	58.2	-3.6%
Drilling products	31.5	29.0	8.6%
Contracting services	6.6	13.8	-52.2%

Total	161.6	173.0	-6.6%

The $11.4 million decrease in revenues results almost entirely from decreased volumes ($10.3 million), the largest portion of which occurred in our contracting services product line as we are reducing our involvement in those services.  Our lining technologies revenues decreased due to discontinuation of lower margin, distributed products and the lack of a large sale that occurred in 2012.

Gross profit decreased due to the decrease in sales as mentioned above.  Gross profit margin, however, increased due to improved product mix.  SG&A expenses increased $3.1 million due to the restructuring costs within the segment.  The increased expenses combined with the fluctuations in gross profit partially offset by the improvement in gross profit margin drove the decrease in operating profit and operating profit margin.

Index
Energy  Services

	Nine Months Ended September 30,
Energy Services	2013		2012		2013 vs 2012
	(Dollars in Millions)

Net sales	$223.6	100.0%	$185.5	100.0%	$38.1	20.5%
Cost of sales	169.4	75.8%	133.2	71.8%
Gross profit	54.2	24.2%	52.3	28.2%	1.9	3.6%

Selling, general and administrative expenses	33.4	14.9%	31.9	17.2%	1.5	4.7%
Operating profit	20.8	9.3%	20.4	11.0%	0.4	2.0%

Our domestic revenue increase of $43.1 million was partially offset by decreased international revenues of $5.0 million, leading to the overall $38.1 million, 20.5%, revenue increase.  The domestic revenue increase occurred in our filtration, coil tubing, and nitrogen services due to increased sales of capital equipment, increased service capacity with the recent purchases of service equipment, and increased demand.  The international revenue decrease occurred primarily in our Malaysian operations due to decreased revenues from the construction of saleable capital equipment.

Gross profit increased due to the increase in sales, but gross profit margin decreased as competition for land based services has intensified, making those revenues less profitable overall.  SG&A expenses increased marginally as employee and employee related costs were partially offset by decreased bad debt expenses.  As a result, operating profit increased marginally and operating profit margins decreased 170 basis points.

Transportation

	Nine Months Ended September 30,
Transportation	2013		2012		2013 vs 2012
	(Dollars in Millions)

Net sales	$34.4	100.0%	$33.5	100.0%	$0.9	2.7%
Cost of sales	30.7	89.2%	30.0	89.6%
Gross profit	3.7	10.8%	3.5	10.4%	0.2	5.7%

Selling, general and administrative expenses	2.7	7.9%	2.8	8.3%	(0.1)	-3.6%
Operating profit	1.0	2.9%	0.7	2.1%	0.3	42.9%

This segment provides services to third parties as well as AMCOL companies within our other segments.  Revenues increased largely as a result of increased fuel surcharges.

Index
Corporate

	Nine Months Ended September 30,
Corporate	2013	2012	2013 vs. 2012
	(Dollars in Millions)

Intersegment sales	$(27.1)	$(22.8)	(4.3)
Intersegment cost of sales	(27.2)	(22.7)
Gross profit (loss)	0.1	(0.1)	0.2

Selling, general and administrative expenses	18.2	16.7	1.5	9.0%
Operating loss	(18.1)	(16.8)	(1.3)	7.7%

Intersegment sales are eliminated in our corporate segment.  These are mostly sales between our transportation segment and our performance materials and construction technologies segments as well as sales between our performance materials segment and construction technologies and energy services segments.

Corporate SG&A expenses in the prior year period include $0.7 million of impairment expenses associated with certain information technology assets.  Excluding this, SG&A expenses increased $2.2 million in 2013.  Approximately $1.1 million of this relates to increased professional fees, largely related to the restatement of prior year financial statements incurred as part of our 2012 Form 10-K filing.  Information technology and product development expenses rounded out the remaining increase.

Balance Sheet Review

	As of
Financial Position ($ in millions)	September 30, 2013	December 31, 2012
Non-cash working capital	$318.0	$275.0
Goodwill & intangible assets	97.5	104.1
Total assets	911.0	910.6

Long-term debt	270.9	248.8
Other long-term obligations	68.5	69.4
Total equity	434.8	465.1

Non-cash working capital at September 30, 2013 increased 15.6%, or $43.0 million, as compared to the amount at December 31, 2012.  Approximately $7.0 of the increase was for reclassifying HBS’s long-lived assets to assets held for sale and $9.1 million was for reclassifying available-for-sale securities from non-current assets based on our current intentions for these securities.  The remaining increase in non-cash working capital was incurred to support the growth in our business.

Property, plant, equipment, and mineral rights and reserves decreased $40.0 million mainly due to a $52.3 million impairment of our South African chromite assets partially offset by expenditures we made, mostly in our energy services and performance materials segments, to grow and maintain those businesses.

Index
Investment in and advances to affiliates and joint ventures increased $6.7 million and reflects an investment in Novinda Corporation that we made in January 2013.

Long-term debt increased $22.1 million as borrowings under our debt facilities increased to fund working capital, capital expenditures, and the Novinda investment noted previously.

Accumulated other comprehensive loss increased $21.0 million primarily due to the revaluation of the net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation.  Although all foreign subsidiaries are subject to translation adjustments during consolidation, the exchange rate between the USD and the AUD, the BRL, the PLN, the TRY, and the ZAR has fluctuated significantly, causing the majority of the change in this account.

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

Approximately 92% of our cash and cash equivalents on our condensed consolidated balance sheet as of September 30, 2013, is held by our international subsidiaries.  Although the cash overseas is significantly less than the amounts these subsidiaries owe to our domestic subsidiaries, our foreign subsidiaries have cash needs which affect the ability to repatriate this cash.  Due to these liquidity needs, we consider our foreign earnings permanently reinvested and have not provided income taxes on approximately $90.4 million of foreign subsidiary earnings as of September 30, 2013.

Following is a discussion and analysis of our cash flow activities as presented in the Condensed Consolidated Statement of Cash Flows presented within Part 1, Item 1 of this report.

	Nine Months Ended
Cash Flows	September 30,
($ in millions)	2013	2012
Net cash provided by operating activities	$56.3	$72.2
Net cash used in investing activities	(66.8)	(50.6)
Net cash provided by (used in) financing activities	9.6	(28.9)

Cash flows from operating activities decreased from the prior year period as our investment in working capital increased.

Index
Cash flows used in investing activities increased due to increased capital expenditures.  During the nine months ended September 30, 2013, the majority of our capital expenditures occurred in our energy services segment to support the growth in this segment.  We expect our capital expenditures in 2013 to exceed the levels experienced in recent years.  Our investment in Novinda Corporation resulted in a $5.0 million expenditure in 2013 and gave rise to the increase in investments in and advances (to) from affiliates and joint ventures.

Our cash flow from financing activities increased in the current year period as borrowings under our debt facilities increased to fund the working capital, capital expenditures, and the Novinda investment noted previously.  Long-term debt as a percentage of total capitalization increased 350 basis points to 38.4%.  Year-to-date dividends declared were $0.60 per share and $0.56 per share during the nine months ended September 30, 2013 and 2012, respectively.

We have approximately $156.6 million of borrowing capacity available from our revolving credit facility as of September 30, 2013.  We are in compliance with the financial covenants related to the revolving credit facility as of the end of the period covered by this report.

           We are party to a number of lawsuits arising in the normal course of business.   Our energy services segment is party to two lawsuits in Louisiana, one lawsuit alleges damages of $30 million and the other of $9 million.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial statements.

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

Exhibit
Number

10.1
First Amendment to Credit Agreement dated as of October 22, 2013 by and among AMCOL International Corporation, certain wholly-owned AMCOL subsidiaries, BMO Harris Bank N.A., as administrative agent, and certain other financial institutions as lenders therein (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101	The following information from our Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i)	Condensed Consolidated Balance Sheets at September 30, 2013, and December 31, 2012,
(ii)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012,
(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 ,
(iv)	Condensed Consolidated Statements of Changes in Equity for nine months ended September 30, 2013 and 2012,
(v)	Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2013 and 2012, and
(vi)	Notes to Condensed Consolidated Financial Statements.

(1)	Exhibit is incorporated by reference to the Company’s Form 8-K filed on October 25, 2013.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCOL INTERNATIONAL CORPORATION

Date:	November 8, 2013	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Date:	November 8, 2013	/s/ Donald W. Pearson
Donald W. Pearson
Senior Vice President and Chief Financial Officer

Index
INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95.1	Mine Safety Disclosures
101	The following information from our Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i)	Condensed Consolidated Balance Sheets at September 30, 2013, and December 31, 2012,
(ii)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012,
(iii)	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012,
(iv)	Condensed Consolidated Statements of Changes in Equity for nine months ended September 30, 2013 and 2012,
(v)	Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2013 and 2012, and
(vi)	Notes to Condensed Consolidated Financial Statements.