Form 10-K
period 2013-12-31
AMCOL INTERNATIONAL CORP
filed 2014-03-03
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the registrant’s $0.01 par value Common Stock held by non-affiliates of the registrant (based upon the per share closing price of $31.69 per share on June 28, 2013, and, for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $794.9 million.

Registrant had 32,525,203 shares of $0.01 par value Common Stock outstanding as of February 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

RECENT DEVELOPMENTS

On February 11, 2014, AMCOL International Corporation ("AMCOL", the "Company", or "we") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Imerys SA, a corporation organized under the laws of France ("Imerys"), and Imerys Minerals Delaware, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Imerys ("Purchaser").  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a cash tender offer (the "Offer") to acquire all of the outstanding shares of our common stock (the "Shares") at a purchase price of $41.00 per Share, net to the seller in cash, without interest.

The obligation of the Purchaser to complete the Offer is subject to the condition that there be validly tendered in accordance with the terms of the Offer and not validly withdrawn prior to the expiration date of the Offer that number of Shares that, when added to the Shares then owned by Purchaser, would represent one Share more than one-half (1/2) of the sum of (i) all Shares then outstanding and (ii) all Shares that AMCOL may be required to issue upon the vesting (including vesting solely as a result of the consummation of the Offer), conversion, settlement or exercise of all then outstanding warrants, options, obligations or securities convertible or exchangeable into Shares, or other rights to acquire or be issued Shares (including all then outstanding options, restricted stock units and Shares subject to specified vesting criteria), regardless of the conversion or exercise price or other terms and conditions thereof. The completion of the Offer is also subject to the satisfaction of other customary conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Completion of the Offer is not subject to any financing condition.

Pursuant to the Merger Agreement, as soon as practicable following the completion of the Offer, and subject to the satisfaction or waiver of the remaining conditions set forth in the Merger Agreement, Purchaser will be merged with and into AMCOL, with AMCOL continuing as the surviving corporation and an indirect wholly owned subsidiary of Imerys, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional approval of AMCOL's stockholders (the "Merger").  At the effective time of the Merger, each Share issued and outstanding immediately prior to such effective time (other than (i) Shares then owned by AMCOL, Imerys or Purchaser and (ii) Shares that are held by any stockholder who properly demands appraisal in connection with the Merger) will cease to be issued and outstanding, will be canceled, will cease to exist and will be converted into the right to receive an amount in cash equal to the same amount in cash per Share that is paid pursuant to the Offer, without interest, less any applicable withholding taxes.

The Merger Agreement includes customary representations, warranties and covenants of AMCOL, Imerys and Purchaser.  AMCOL has agreed to operate its business in the ordinary course consistent with past practices until the effective time of the Merger, subject to customary exceptions.  AMCOL has also agreed to certain restrictions, subject to certain exceptions described in the Merger Agreement, on its ability to solicit, initiate or encourage discussions with third parties regarding other proposals to acquire AMCOL.

On February 24, 2014, AMCOL received an unsolicited proposal from Minerals Technologies, Inc. ("MTI") to acquire all of AMCOL's outstanding Shares at a price per Share of $42.50 in cash (the "MTI Proposal").   The MTI Proposal included a draft merger agreement and financing commitment letter.  The draft merger agreement provided that MTI could terminate the merger agreement if financing is unavailable to consummate the acquisition.  In such a circumstance, MTI would be obligated to pay AMCOL a $70 million reverse termination fee, but AMCOL would not have a right to seek specific performance to require MTI to complete the transaction.

In the morning of February 26, 2014, in response to the MTI Proposal, Imerys proposed to amend the Merger Agreement to increase the price to be paid in the Offer to $42.75 per Share, but otherwise leave all other terms of the Merger Agreement in place (the "Merger Agreement Amendment").  After comparing the relative merits of the MTI Proposal and the Merger Agreement Amendment during a meeting held in the afternoon of February 26, 2014, the AMCOL Board determined that the MTI Proposal was not superior to the Merger Agreement Amendment, found the Merger Agreement Amendment to be fair to and in the best interests of AMCOL's stockholders and approved the Merger Agreement Amendment.  Later on February 26, 2014, AMCOL, Imerys and Purchaser executed the Merger Agreement Amendment.

The foregoing description of the Merger Agreement and the Merger Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to AMCOL's current report on Form 8-K filed on February 12, 2014, and to the Merger Agreement Amendment, which is filed as Exhibit 2.1 to AMCOL's current report on Form 8-K filed on February 27, 2014, both of which are incorporated herein by reference.

Unless otherwise noted, all information in this Annual Report on Form 10-K is presented assuming the Company remains a stand-along going concern.

PART I

Item 1. Business

GENERAL

AMCOL International Corporation (together with its subsidiaries, “AMCOL,” “we,” “us” or “our”) is a leading international producer of specialty materials and related products and services for industrial and consumer markets.  AMCOL was originally incorporated in South Dakota in 1924, reincorporated in Delaware in 1959, and is listed on the New York Stock Exchange under the ticker symbol ACO.

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

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	Percentage of Net Sales
	2013	2012	2011
Performance materials	48%	49%	50%
Construction technologies	22%	23%	27%
Energy services	29%	27%	21%
Transportation	4%	5%	6%
Intersegment sales	-3%	-4%	-4%
	100%	100%	100%

Net revenues, operating profit, assets, depreciation, depletion and amortization, capital expenditures and research and development expenditures attributable to each of our segments are set forth in our Notes to Consolidated Financial Statements included later herein.

OUR SEGMENTS

Performance Materials Segment

Our performance materials segment is one of the world’s leading producers and suppliers of bentonite and bentonite-related products.  It also supplies chromite and leonardite, and operates more than 25 mining or production facilities worldwide.  We excel in transforming ordinary minerals and materials into valuable products, meeting the needs of our customers around the world.

Bentonite is a sedimentary deposit containing greater than 50% montmorillonite and is volcanic in origin. It is surface mined and then dried, crushed, sent through grinding mills where it is sized to customer requirements, and transferred to silos for automatic bagging or bulk shipment.  The processed bentonite may be chemically modified.  Bentonite’s unique chemical structure gives it a diverse range of capabilities, enabling it to act as a thickener, sealant, binder, lubricant or absorption agent.  From a commercial standpoint, there are two primary types of natural bentonite, sodium and calcium. Sodium-bentonite is characterized by its ability to absorb large amounts of water and form viscous, thixotropic suspensions. Calcium-bentonite, in contrast, is characterized by its low water absorption and swelling capabilities and its inability to stay suspended in water. Each type of bentonite has its own unique applications.

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

In the steel alloy casting market, we sell chromite products with a particle size distribution specific to customers’ needs. One of chromite’s qualities is its ability to conduct heat. Thus, we market the product for use in making very large, high integrity, steel alloy castings where the chromite is better suited to withstand the high heat and pressure associated with the casting process.

Specialty Materials:  Our specialty materials products contain bentonite and synthetic additives offering proprietary solutions for consumer and industrial applications.  Bio-agricultural and fabric care products are the main offerings in this product line.  We supply fabric care products and additives consisting of high-grade, agglomerated bentonite and other mineral additives that perform as softening agents in certain powdered-detergent formulations or act as a carrier for colorants and fragrances.  These fabric care products are not only cost-effective but also provide product development capabilities to adapt along with our customers’ requirements.

Basic Minerals: Our basic minerals product line supplies minerals to a variety of key markets and industrial applications, including the following:

Drilling Fluid Additives: Sodium bentonite and leonardite are components of certain drilling fluids used in oil and gas well drilling. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing.  We market our drilling fluid additives under our own and private-label trade names. At least two drilling fluid service competitors have captive bentonite operations while others are party to long-term bentonite supply agreements. The potential customers for our products, therefore, are generally limited to those service organizations that neither are vertically integrated nor have long-term supply arrangements with other bentonite producers.  Our primary trademark for this application is the trade name PREMIUM GEL®.

Ferro Alloys: A by-product of our chromite processing operations for foundry products includes a chromite ore which has physical properties suited for use in producing ferrochrome. The ore generally needs to have a chromite content in excess of 42% to meet metallurgical grade specifications. Manufacturers of stainless steel are the primary users of ferrochrome.

Other Industrial: We produce bentonite and bentonite blends for the construction industry to be used as a plasticizing agent in cement, and plaster and bricks. We also supply bentonite to help pelletize other materials for ease of use. Examples of this application include the pelletizing of iron ore.

Pet Products: Our pet products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters as well as specialty pet products sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout the U.S. Our scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box.  We are primarily a private-label producer of cat litter, and our products are marketed under various trade names.  These products are sold mainly in the U.S. from three principal sites from which we package and distribute finished goods. Our transportation segment provides logistics services and is a key component of our capability in supplying customers on a national basis.

Sales and Distribution

In 2013, the top ten customers of our performance materials segment accounted for approximately 32% of this segment’s sales, with no individual customer accounting for greater than 10% of such sales.

The following table sets forth the percentage of the segment’s net sales generated from each product line in 2013:

Performance Materials Product Line	2013 Percentage of Net Sales

Metalcasting	55.2%
Specialty materials	17.3%
Basic minerals	13.1%
Pet products	12.5%
Other product lines	1.9%

Total	100.0%

The following table sets forth the percentage of the performance material segment’s 2013 net sales attributable to our different geographic regions:

Performance Materials	2013 Percentage of Net Sales by Region

Americas	52.8%
EMEA(1)	22.9%
Asia Pacific	24.3%

100.0%
(1) Europe, Middle East and Africa

Our performance materials segment sells products not only to third party customers but also to our other segments.  The sales to other segments, principally our construction technologies segment, relate to the sale of products within basic minerals line.  Bentonite is a material included within several products in our construction technologies segment, most notably within our environmental products.

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

Our construction technologies segment conducts its business through wholly-owned subsidiaries and joint ventures throughout the world.  This segment is comprised of four key product lines: building materials; contracting services; drilling products; and environmental products.

Construction Technologies Product Lines

Environmental Products: We sell lining and other products for a variety of applications, most of which are directed to preserving or remediating environmental issues. We help customers protect ground water and soil through the sale of geosynthetic clay liner products containing bentonite. We market these products under the BENTOMAT® and CLAYMAX® trade names principally for lining and capping landfills, mine waste disposal sites, water and wastewater lagoons, secondary containments in tank farms, and other contaminated sites. We also provide associated geosynthetic materials for these applications, including geotextiles and drainage geocomposites.

Our environmental products also includes specialized technologies to mitigate vapor intrusion in new building construction. Our innovative vapor barrier systems prevent potentially harmful vapors from entering occupied space, thus facilitating low-risk redevelopment.  We also provide reactive capping technologies and solutions to effectively contain residual contamination, reduce costs associated with ex-situ remedies, and aid in environmental protection. Products offered include Liquid Boot®, a liquid applied vapor barrier system; REACTIVE CORE-MAT™, an in-situ sediment capping material; ORGANOCLAY®, which absorbs organic containments; and QUIK-SOLID®, a super absorbent media.

Building Materials: We offer a wide variety of active and passive waterproofing and greenroof technologies for use in protecting the building envelope of non-residential construction, including buildings, subways, and parkway systems.  Our products include VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles filled with sodium bentonite; ULTRASEAL®, an advanced membrane using a unique active polymer core; and COREFLEX®, featuring heat-welded seams for protection of critical infrastructure. In addition to these membrane materials, we also provide roofing products and a variety of sealants and other accessories required to create a functional waterproofing system.

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

The following table sets forth the percentage of our net sales generated from each product line in 2013:

Construction Technologies Product Line	2013 Percentage of Net Sales

Environmental products	42.3%
Building materials	34.1%
Drilling products	18.8%
Contracting services	4.8%

Total	100.0%

The following table sets forth the percentage of our construction technologies segment’s 2013 net sales attributable to our different geographic regions:

Construction Technologies	2013 Percentage of Net Sales by Region

Americas	38.2%
EMEA	44.1%
Asia Pacific	17.7%

100.0%

Our building materials products are sold through our own sales professionals as well as through an integrated distributor and dealer network. The end-users of these products are generally building sub-contractors who are responsible for installing the products. These products include a long-term warranty in instances where we can control or monitor the installation of the final product on the job site.  Our sales and technical staff typically assist project designers by providing technical data to engineers and architects who specify our products in the design of building structures.

Our drilling products are generally sold through an extensive distribution network coordinated by our regional sales managers. The end customers for these products are typically small well drilling companies and general contractors.

Sales and distribution of our environmental products are primarily performed through our own personnel and facilities. Our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate.

Seasonality

Most of the products in our construction technologies segment are impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be greater during the period from April through October. As a result, we consider the business of this segment to be seasonal.

Energy Services Segment

Our energy services segment provides services to improve the production, costs, compliance, and environmental impact of activities performed in the oil and gas industry.  We offer a range of patented and unpatented technologies, products and services for all phases of oil and gas production, transportation, refining, and storage throughout the world.  We provide both land-based and offshore water treatment, well testing, pipeline separation, nitrogen, coil tubing and other services to the oil and gas industry. We provide our services through subsidiaries located in Australia, Brazil, Malaysia, Nigeria, the United Kingdom, and the U.S., principally in the Gulf of Mexico and the surrounding on-shore area.

Principal Services  The following are the principal services we provide:

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

Nitrogen Services:  Liquid nitrogen is commonly used in the pipeline, refinery, and oil and natural gas industry. By providing liquid nitrogen that is then changed into nitrogen gas with our personnel and mobile equipment, we help customers perform maintenance activities in a safe environment on their production platforms, pipeline operations, and refineries.  These services are provided in jetting wells that are loaded with fluid stimulating wells, including fracturizing and acidizing; displacing completion fluids prior to perforating; inflating flotation devices for offshore installations; and pressure testing and other maintenance activities.

Pipeline: Our personnel utilize engineered equipment that separates, filters, cleans and allows treatment of effluents arising from pipeline testing and maintenance activities.

Sales and Distribution

The top ten customers in our energy services segment accounted for 44% of the segment sales worldwide in 2013, with Chevron Corporation accounting for 12% of this segment’s sales.  However, the composition of customers within this segment varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry. Approximately 86% of sales are in the Americas. Our largest geographical market is the U.S., and more specifically the Gulf of Mexico region. Approximately 8% of sales are in the Asia-Pacific region and 6% are in EMEA.

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

Transportation Segment

We operate a long-haul trucking business and a freight brokerage business primarily for delivery of finished products throughout the continental U.S. These services are provided to our subsidiaries as well as third-party customers. By having a captive transportation business, we are better able to control costs, maintain delivery schedules and assure equipment availability in the delivery of our products. In 2013, approximately 54% of the revenues of this operation involved domestic services provided to our performance materials and construction technologies segments.

MINERAL RESERVES AND MINING

Mineral Reserves

We have reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota, Montana and Alabama, as well as in Australia, China, and Turkey. Through our investments in affiliates and joint ventures, we also have access to bentonite deposits in Egypt, India, and Mexico. Assuming the continuation of our 2013 consumption rates and product mix, we have proven and probable, assigned reserves of commercially usable sodium bentonite for the next 36 years.  Under the same assumptions, we have proven and probable, assigned reserves of commercially usable calcium bentonite for the next 15 years. While we believe that our reserve estimates are reasonable and our title and mining rights to our reserves are valid, we have not obtained any independent verification of such reserve estimates or such title or mining rights.

We own or control the properties on which our reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. Forty-four percent of our reserves are owned. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments.

The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over eighty mining lease and royalty agreements and 2,000 mining claims. The majority of these are with private parties and located in Montana, South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

In general, our bentonite reserves are immediately adjacent to, or within sixty miles of, one of seven related processing plants. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material. Access to processing facilities from the mining areas is generally by private road, public highways, or railroads. For most of our leased property and mining claim, there are multiple means of access.

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

	Tons Sold (000s)			Wet Tons	Assigned	Unassigned		Mining Claims
	2013	2012	2011	of Reserves	Reserves	Reserves	Conversion	Owned	Unpatented	Leased
				(000s)	(000s)	(000s)	Factor		**
Sodium Bentonite
Assigned
Australia	18	17	13	1,350	1,350	-	80%	-	-	1,350
Belle/Colony, WY/SD	1,259	1,144	1,125	52,445	52,445	-	76%	2,338	11,415	38,692
Lovell, WY	550	590	598	28,644	28,644	-	86%	14,300	11,203	3,141
TOTAL ASSIGNED	1,827	1,751	1,736	82,439	82,439	-		16,638	22,618	43,183

Unassigned
SD, WY, MT	-	-	-	72,831	-	72,831	81%	54,815	15,048	2,968
TOTAL UNASSIGNED	-	-	-	72,831	-	72,831		54,815	15,048	2,968

TOTAL SODIUM BENTONITE	1,827	1,751	1,736	155,270	82,439	72,831		71,453	37,666	46,151
					53%	47%		46%	24%	30%
Calcium Bentonite
Assigned
Chao Yang, Liaoning, China	400	374	351	1,393	1,393	-	78%	-	-	1,393
Nevada	-	-	2	1,538	1,038	500	76%	1,038	500	-
Sandy Ridge, AL	73	82	91	5,867	5,867	-	75%	1,721	-	4,146
Turkey	125	160	140	3,483	3,483	-	77%	-	-	3,483
TOTAL ASSIGNED	598	616	584	12,281	11,781	500		2,759	500	9,022

Unassigned
Vici, OK	-	-	-	99	-	99	76%	-	-	99
TOTAL UNASSIGNED	-	-	-	99	-	99		-	-	99

TOTAL CALCIUM BENTONITE	598	616	584	12,380	11,781	599		2,759	500	9,121
					95%	5%		22%	4%	74%
Leonardite

Gascoyne, ND	52	50	52	2,427	2,427	-	73%	-	1,740	687
					100%					28%
Chromite

South Africa	183	145	121	4,174	4,174	-	75%	4,174	-	-
Other

Nevada	-	-	-	2,997	-	2,997	80%		-	2,997

GRAND TOTALS	2,660	2,562	2,493	177,248	100,821	76,427		78,386	39,906	58,956
					57%	43%		44%	23%	33%
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

Mining and Processing

Bentonite is surface mined, generally with large earthmoving scrapers, and then loaded into trucks and off-highway-haul wagons for movement to processing plants. The mining and hauling of our bentonite is done by us and by independent contractors.

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

RESEARCH AND DEVELOPMENT

We have always placed a strong emphasis on product-oriented research and development relating to the identification of new technologies and new applications for our existing products to enhance the products and solutions we offer our customers.  Our research and development efforts emphasize markets with which we are familiar and products for which we believe there is a viable market.  We maintain research centers and laboratory testing facilities in Broussard, Louisiana; Hoffman Estates, Illinois; Birkenhead and Winsford, England; and Tianjin, China.  In 2013, 2012 and 2011 we spent $10.6 million, $8.4 million and $7.3 million, respectively, on our research and development programs.

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

EXPORT SALES AND FOREIGN OPERATIONS

Approximately 40% of our 2013 net sales were generated in countries outside the Americas. Our foreign operations have typically comprised about a third of our income from continuing operations before income taxes, income from affiliates and joint-ventures, and non-controlling interests. However, in 2013, our foreign operations contributed losses as we recorded a $52.3 million impairment charge on our South African chromite assets.  Of our tons sold from our domestic mineral deposits in 2013, approximately 20% of these shipments were made to our sister companies and third party customers located outside the United States as compared to 24% and 17% in 2012 and 2011, respectively.

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

EMPLOYEES

As of December 31, 2013, we employed 2,804 people in our global organization, 1,305 of whom were employed outside of the United States. Operating plants are adequately staffed, and no significant labor shortages are presently foreseen. Labor relations have been satisfactory.

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

A number of risks will challenge us in meeting our long-term profit and strategic objectives, and there can be no assurance that we will achieve success in implementing any one or more of them.  Specifically, the risks outlined below could affect the achievement of our expected results.  In addition, political, economic, or credit crises occur from time to time in our geographic markets, and these crises could affect or heighten the risks outlined below, especially with regard to our reliance on key industries, the volatility of our stock price, and increased exchange rate sensitivity.  Any credit crisis may also affect our ability to obtain capital or finance acquisitions or other activities on terms substantially similar to our current debt facilities should that need arise in the future.  Any of these factors or the risks outlined below could affect our business opportunities and results:

Risks Related to the Imerys Transaction:

The Company is subject to certain risks relating to the proposed Imerys transaction, including, but not limited to, those set forth below.

The Imerys transaction is subject to a number of conditions and termination events which if not satisfied or waived would adversely impact the ability to complete the transaction

Completion of the Imerys transaction is subject to the satisfaction or waiver of various conditions, including the receipt of approval from certain regulatory authorities, as well as the absence of any event, change or other circumstances that would give rise to the termination of the Merger Agreement. There can be no assurance that all of the various conditions will be satisfied or waived or that a termination event will not transpire. Further, there can be no assurance as to whether they will be satisfied or waived. Therefore, there can be no assurance as to whether, or when, the Imerys transaction will be completed.

The outcome of legal proceedings that have been instituted or may be instituted in the future against the Company in connection with the Imerys transaction could have a material adverse effect on the Company's business and results of operations

Since the announcement of the Imerys transaction, several lawsuits have been filed in which the Company and its directors, among others, have been named as defendants.  These lawsuits allege that AMCOL's directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Merger Agreement by, among other things, agreeing to sell AMCOL for inadequate consideration and on otherwise inappropriate terms.  The complaints allege that Imerys, and in certain cases AMCOL, aided and abetted the alleged breaches of fiduciary duty by AMCOL's directors.  Based on these allegations, the lawsuits, among other relief, seek certain injunctive relief, including the enjoining of the Imerys transaction, and damages.  The lawsuits also seek recovery of the costs of the actions, including attorneys' fees.

AMCOL expects that additional stockholder class action complaints, or amendments to the existing complaints, may be filed with respect to the Imerys transaction.

The pending acquisition of the Company by Imerys could have a material adverse effect on the Company's business

The announcement and pending nature of the Imerys transaction, and the possibility that additional competing offers or acquisition proposals may be made, could cause disruptions in the Company's business, including affecting its relationships with customers, vendors and employees and diverting the attention of its management team, which could have an adverse effect on the Company's business, financial results and operations. Further, the Imerys Merger Agreement includes certain restrictions on the Company's freedom to operate its business prior to the closing of the transaction, which could have a material adverse effect on the Company's ability to pursue certain activities that it might otherwise view as advisable.

The failure to complete the Imerys transaction could have a material adverse effect on the Company's business

There is no assurance that the Imerys transaction will be consummated. If the proposed transaction or a similar transaction is not completed, the share price of the Company's common stock may drop to the extent that the current market price of the common stock reflects an assumption that a transaction will be completed. In addition, the Company has incurred certain costs related to the Imerys transaction that are payable whether or not the transaction is completed, including legal, accounting, financial advisor and printing fees and, under circumstances defined in the Imerys Merger Agreement, the Company may be required to pay a termination fee of $39 million. Further, a failed transaction may result in negative publicity and a negative impression of the Company in the investment community.  There can be no assurance that the Company's business, relationships or financial condition will not be adversely affected in a material way if the transaction is not consummated.

Risks Related to the Company's Business and Operations:

Reliance on Metalcasting & Construction Markets

Approximately 55% of our performance materials segment’s sales in 2013 were to the metalcasting market.  Our construction technologies segment’s sales are predominantly derived from the commercial construction and infrastructure markets.  All of these markets depend heavily upon the strength of the domestic and international economies. If these economies weaken, demand for our products sold to these markets may decline and our business or future financial results may be adversely affected.

Susceptibility to Oil and Natural Gas Markets

Revenues from our energy services segment in 2013 represent 29% of consolidated revenues.  Oil and natural gas production activities are heavily influenced by the benchmark price of these commodities, which can be influenced by both economic and political events and, in turn, affect our customers’ demand for our products and services.  Thus, the benchmark prices of oil and natural gas may ultimately affect the performance of this segment.

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

Availability and Cost of Shipping

We rely on shipping bulk cargos of bentonite from the United States, Turkey and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs.  In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers has been suspect.  If we cannot secure our container requirements or offset additional shipping costs with price increases to customers, our profitability could be impacted.

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

Cyclicality of Our Segments

All of our segments are affected by economic cycles.  During periods of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects.  Such developments occur even amongst customers that are not experiencing financial difficulties.  These risks are more predominant in our construction technologies and performance materials segments.

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

Risks of International Expansion & Operation

An important part of our business strategy is to expand internationally by establishing a presence in new markets when possible or through acquisitions, joint ventures or other strategic alliances.  Sales and earnings from our overseas operations have increased considerably in recent years and comprise a significant portion of our financial results, including our joint ventures.  As we expand and operate internationally, we will be subject to a myriad of risks, especially in less developed countries whose economies may increase at rates faster than more developed nations.  These risks relate to currency exchange rates, political and economic environments, business and trade laws, and regulatory and compliance issues.  Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, losses in the realizability of our assets, or fluctuations in our earnings due to the impact from our joint ventures.

Regulatory and Legal Matters

Our operations are subject to various federal, state, local and foreign laws and regulations, including those related to EHS matters.  Substantial penalties may be imposed if we violate certain of these laws and regulations, even if the violation was inadvertent or unintentional.  If these laws or regulations are changed or interpreted differently in the future, it may become more difficult or expensive for us to comply.  In addition, investigations or evaluations of our products by government agencies may require us to adopt additional safety measures or precautions.  If our costs to comply with such laws and regulations in the future materially increase, our business and future financial results could be materially and adversely affected.  We may also be subject to adverse litigation results in addition to increased compliance costs arising from future changes in laws and regulations that may negatively impact our operations and profits.  Last, certain of our customers are subject to various federal and foreign laws and regulations relating to environmental and health and safety matters, especially our energy services customers who are subject to drilling permits, waste water disposal and other regulations.  To the extent that these laws and regulations affecting our customers change, demand for our products and services could also change and thereby affect our financial results.

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

Item 1B. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year and that remain unresolved.

Item 2. Properties

We operate the following principal plants, mines and other facilities, all of which are owned, except as noted below.  We also have numerous other facilities which blend ADDITROL ®, package cat litter and chromite sand, warehouse products and serve as sales offices.

LOCATION	PRINCIPAL FUNCTION
PERFORMANCE MATERIALS
Colony, WY (two plants)	Mine and manufacture sodium bentonite, package cat litter
Lovell, WY (1)	Mine and manufacture sodium bentonite
Sandy Ridge, AL	Mine and manufacture calcium bentonite; blend ADDITROL®
Chao Yang, Liaoning, China	Mine and manufacture calcium bentonite
Enez, Turkey	Mine and manufacture calcium bentonite
Laemchabang, Thailand	Manufacture sodium and calcium bentonite and laundry care products
Ruighoek Farm, Northwest Province, South Africa	Mine and manufacture chromite ore
Yangbuk-Myeun, Kyeung-buk, South Korea	Manufacture metalcasting products
Tianjin, China	Manufacture metalcasting and laundry care products
Winsford, Cheshire, U.K.	Manufacture bentonite, other minerals, and laundry care products
CONSTRUCTION TECHNOLOGIES
Cartersville, GA	Manufacture components for geosynthetic clay liners; manufacture Bentomat® and Claymax® geosynthetic clay liners; manufactures other building materials products
Lovell, WY (1)	Manufacture Bentomat® and Claymax® geosynthetic clay liners and other building materials products
Birkenhead, Merseyside, U.K. (1)(2)	Manufacture Bentomat® geosynthetic clay liner; research laboratory; headquarters for CETCO (Europe) Ltd.
Cheste, Spain	Manufacture Bentomat® geosynthetic clay liners
Suzhou, China	Center for China operations; manufactures lining and waterproofing products for China and greater Asian markets
Szczytno, Poland	Manufacture Bentomat® and Claymax® geosynthetic clay liners
ENERGY SERVICES
Beckville, TX (2)	Well testing services
Broussard, LA (2)	Central operations and distribution
Covington, LA (2)	Energy Services headquarters
Driscoll, TX (2)	Coil tubing services
Harvey, LA (2)	Nitrogen sales and service
Kenamen, Malaysia (2)	Filtration services and sales
New Iberia, LA (2)	Coil tubing services
Springtown, TX (2)	Well testing services
TRANSPORTATION
Scottsbluff, NE	Transportation headquarters and terminal
CORPORATE
Hoffman Estates, IL (2)	Corporate headquarters; Construction Technologies headquarters; Performance Materials headquarters; research laboratory

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

Item 3. Legal Proceedings

AMCOL is the subject of various pending or threatened legal actions in the ordinary course of its business.

Litigation Related to the Imerys Transaction

On or about February 18, 2014, Hilary Coyne filed a purported class action complaint on behalf of herself and all other similarly situated stockholders of AMCOL in the Circuit Court of Cook County, Illinois, Chancery Division (Hilary Coyne v. AMCOL International Corporation, John Hughes, Ryan McKendrick, Audrey L. Weaver, Paul C. Weaver, Jay D. Proops, Donald J. Gallagher, William H. Schumann III, Clarence O. Redman, Daniel P. Casey, Frederick J. Palensky, Dale E. Stahl, Imerys S.A., and Imerys Minerals Delaware, Inc., Case No. 2014 CH02849).

On or about February 24, 2014, a second AMCOL stockholder filed a complaint in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of the same purported class of AMCOL stockholders and against the same defendants as the first case as well as a former AMCOL director (City of Monroe Employees' Retirement System, individually and on behalf of all others similarly situated v. AMCOL International Corporation, Imerys S.A., Imerys Minerals Delaware, Inc., John Hughes, Ryan McKendrick, Arthur Brown, Daniel P. Casey, Frederick J. Palensky, Jay D. Proops, Clarence O. Redman, Dale E. Stahl,  Audrey L. Weaver, Paul C. Weaver, Donald J. Gallagher, William H. Schumann III, Case No. 2014 CH03236).

On or about February 21, 2014, Benjamin Halberstam, on behalf of himself and all other similarly situated AMCOL stockholders, filed a purported class action complaint in the Court of Chancery of the State of Delaware  against the same defendants in the Coyne case (Benjamin Halberstam v. AMCOL International Corporation, John Hughes, Ryan F. McKendrick, Daniel P. Casey, Frederick J. Palensky, Jay D. Proops, Clarence O. Redman, Dale E. Stahl, Audrey L. Weaver, Paul C. Weaver, Donald J. Gallagher, William H. Schumann III, Imerys S.A., and Imerys Minerals Delaware, Inc., Case No. 9381)

All three lawsuits allege, among other things, that AMCOL's directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Imerys Merger Agreement by, among other things, agreeing to sell AMCOL for inadequate consideration and on otherwise inappropriate terms.  The complaints allege that Imerys, and in certain cases AMCOL, aided and abetted the alleged breaches of fiduciary duty by the AMCOL directors.  Based on these allegations, the lawsuits, among other relief, seek certain injunctive relief, including the enjoining of the Imerys Transaction, and damages. The lawsuits also seek recovery of the costs of the actions, including attorneys' fees.

AMCOL expects that additional stockholder class action complaints, or amendments to the existing complaints, may be filed with respect to the Imerys Transaction.

Armada Litigation

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries (Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455).  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India ("AML").  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment ("COA") with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments which led Armada to file arbitrations in London, one for each COA.  AML did not appear in the London arbitrations and default awards of approximately $70 million were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada's efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief.  The litigation is now entering the discovery phase. Fact discovery and expert discovery is currently scheduled to last through June 12, 2015.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

Executive Officers of Registrant

NAME	AGE	PRINCIPAL OCCUPATION FOR LAST FIVE YEARS

James W. Ashley	64	Vice President and General Counsel of the Company since January 2012; prior thereto, Partner at Locke Lord LLP since 2008; prior thereto, Partner at Lord Bissell & Brook LLP.

Patrick E. Carpenter	50
Vice President of the Company and President of the construction technologies segment since January 2012; prior thereto, Vice President of Business Development of Colloid Environmental Technologies Company from January 2010 through December 2011, and its Vice President of Construction Materials from January 2007 through December 2009.

Gary L. Castagna	52
Executive Vice President and Chief Operating Officer of the Company since January 2014;  prior thereto, Senior Vice President of the Company and President of our performance materials segment since May 2008; prior thereto, Senior Vice President, Chief Financial Officer and Treasurer of the Company since February 2001; prior thereto, a consultant to AMCOL since June 2000;  prior thereto, Vice President of the Company and President of Chemdal International Corporation (this business is a former subsidiary of AMCOL, and consisted of the absorbent polymers business that was sold to BASF AG in June 2000) since August 1997;  since January 2000, Director of M~Wave Incorporated, a manufacturer and distributor of printed circuit boards.

Michael R. Johnson	55	Senior Vice President of the Company since January 2010; President of the energy services segment since 2003; prior thereto, Vice President of CETCO Oilfield Services since 2000.

Ryan F. McKendrick	62
Chief Executive Officer of the Company since January 1, 2011; prior thereto, Chief Operating Officer of the Company since January 1, 2010; prior thereto, Senior Vice President of the Company and President of our environmental segment since November 1998; and President of Volclay International Corporation  since 2002.

Donald W. Pearson	52
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

		Stock Price		Cash Dividends
		High	Low	Declared Per Share
	1st Quarter	$33.89	$28.68	$0.20
Fiscal Year Ended December 31, 2013:	2nd Quarter	32.92	27.59	0.20
	3rd Quarter	37.05	31.61	0.20
	4th Quarter	34.51	29.48	0.20

	1st Quarter	$30.96	$25.93	$0.18
Fiscal Year Ended December 31, 2012:	2nd Quarter	34.27	26.63	0.18
	3rd Quarter	36.23	27.70	0.20
	4th Quarter	34.68	28.26	0.20

We have paid cash dividends every year since 1938.  As of February 10, 2014, there were approximately 10,663 holders of record of the common stock, including shares held in street name.

Purchases of Equity Securities

We did not repurchase any of our outstanding common stock in 2013.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,601,801	(1)	$26.99	(2)	795,852	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,601,801	(1)	$26.99	(2)	795,852	(3)

(1)            Includes stock options, stock settled appreciation rights, restricted stock awards, and restricted stock units issued and outstanding under the following AMCOL plans: 2006 Long-Term Incentive Plan; and 2010 Long-Term Incentive Plan.

(2)            Does not include restricted stock awards and restricted stock units.

(3)            Subject to issuance pursuant to our 2010 Long-Term Incentive Plan.

Performance Graph

The graph below sets forth a comparison of cumulative total shareholder returns for the past five years for: (i) our stock as traded on the NYSE, (ii) the S&P SmallCap600 Index, and (iii) a custom peer group of publicly traded companies selected in good faith by us (the “Peer Group”).  The graph assumes that $100 was invested at the close of business on December 31, 2008.  All returns were calculated assuming dividend reinvestment on a quarterly basis.  The returns of each company in the Peer Group have been weighted according to market capitalization.  We believe the Peer Group is representative of companies whose businesses, sales sizes, market capitalization and stock trading volumes are similar to AMCOL.  The Peer Group consists of the following companies:  Compass Minerals International, Inc., Dycom Industries, Inc., Lufkin Industries, Inc. (included through 07/01/2013 when it was acquired by General Electric), Martin Marietta Materials Inc., Minerals Technologies Inc., Oil-Dri Corporation, Rockwood Holdings Inc., RPM International Inc., and Superior Energy Services Inc.

INDEXED RETURNS Years Ending

	Base Period
Company Name / Index	12/2008	12/2009	12/2010	12/2011	12/2012	12/2013
AMCOL International Corporation	100	140.89	157.89	140.00	164.12	186.38
S&P SmallCap 600 Index	100	125.57	158.60	160.22	186.37	263.37
Peer Group	100	131.43	172.05	161.72	183.24	243.25

Item 6. Selected Financial Data

The following is selected financial data for the Company for each of the below annual periods ending December 31st.

SUMMARY OF OPERATIONS
(In millions, except ratios and share and per share amounts)

	2013	2012	2011	2010	2009
Operations Data
Net sales	$1,012.7	$967.4	$926.3	$809.4	$672.4
Gross profit	215.6	265.5	247.5	214.7	179.1
Selling, general and administrative expenses	179.8	167.7	161.5	139.6	130.2
Operating profit	35.8	97.8	86.0	75.1	48.9
Net interest expense	(10.3)	(10.4)	(11.0)	(9.6)	(12.0)
Net other income (expense)	(2.8)	(3.4)	0.3	1.5	0.2
Gain on sale of available-for-sale securities	12.6	-	-	-	-
Pretax income	35.3	84.0	75.3	67.0	37.1
Income taxes	11.0	23.3	20.8	22.7	5.5
Income (loss) from affiliates and joint ventures	3.2	3.9	5.2	(11.0)	-
Income from continuing operations	27.5	64.6	59.7	33.3	31.6
Discontinued operations	(4.2)	0.3	(1.2)	(4.8)	0.3
Net income	23.3	64.9	58.5	28.5	31.9
Net income (loss) attributable to noncontrolling interests	(6.9)	(0.2)	-	(0.7)	(0.1)
Net income attributable to AMCOL shareholders	30.2	65.1	58.5	29.2	32.0
Per Share Data
Basic earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	1.06	2.03	1.88	1.09	1.04
Discontinued operations	(0.13)	0.01	(0.04)	(0.15)	0.01
Net income	0.93	2.04	1.84	0.94	1.05
Diluted earnings (loss) per share attributable to AMCOL shareholders
Continuing operations	1.05	2.00	1.86	1.08	1.02
Discontinued operations	(0.13)	0.01	(0.04)	(0.15)	0.01
Net income	0.92	2.01	1.82	0.93	1.03
Dividends	0.80	0.76	0.72	0.72	0.72

Continued…

SUMMARY OF OPERATIONS
(In millions, except ratios and share and per share amounts)

	2013	2012	2011	2010	2009
Shares Outstanding Data
End of period	32,468,752	32,184,110	31,728,969	31,032,791	30,773,908
Weighted average for the period-basic	32,463,634	32,050,538	31,708,949	31,178,813	30,764,282
Incremental impact of stock equivalents	303,319	347,827	436,824	368,778	269,432
Weighted average for the period-diluted	32,766,953	32,398,365	32,145,773	31,547,591	31,033,714
Balance Sheet Data (at end of period)
Current assets	$460.5	$429.5	$406.5	$355.1	$293.1
Net property and equipment	263.6	301.9	273.5	271.7	248.3
Other long-term assets	154.6	179.2	169.1	180.5	205.4
Total assets	878.7	910.6	849.1	807.3	746.8
Current liabilities	121.0	114.5	118.0	112.5	92.1
Long-term debt	249.1	248.8	260.7	235.7	207.0
Other long-term liabilities	62.1	82.2	75.5	65.0	72.2
Total equity	446.5	465.1	394.9	394.1	375.5
Other Statistics for Continuing Operations
Depreciation, depletion and amortization	$49.7	$45.3	$42.1	$36.3	$36.7
Capital expenditures	87.7	74.5	61.0	47.3	50.7
Capital expenditures - corporate building	-	-	-	-	9.7
Gross profit margin	21.3%	27.4%	26.7%	26.5%	26.6%
Operating profit margin	3.5%	10.1%	9.3%	9.3%	7.3%
Pretax profit margin	3.5%	8.7%	8.1%	8.3%	5.5%
Effective tax rate	31.2%	27.7%	27.6%	33.9%	14.8%
Net profit from continuing operations margin	2.7%	6.7%	6.4%	4.1%	4.7%
Return on average equity	6.6%	15.1%	14.8%	7.6%	9.1%

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

Our customers are engaged in various end-markets and geographic regions. Customers in the performance materials segment range from foundries that produce castings for automotive, industrial, and transportation equipment, including heavy-duty trucks and railroad cars, to producers of consumer goods, including cat litter and laundry care.  Customers in our construction technologies segment include construction contractors, engineering contractors and government agencies.  The energy services segment’s customer base is primarily comprised of oil and natural gas service or exploration companies.

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

We make estimates of the amounts of our gross accounts receivable that will not be collectible, and record an allowance for doubtful accounts to reduce the carrying value of accounts receivable to the amount that is expected to be realized.  The allowance for doubtful accounts is established based upon our historical bad debt experience, a review of the overall aging of the accounts, and an analysis of specific customer accounts, particularly those with past-due balances.  The recorded allowance for doubtful accounts is intended to cover specific customer collection issues identified by management at the balance sheet date and to provide for potential losses from other accounts based on our historical experience.  Increases in the allowance for doubtful accounts are recorded as an expense and included in selling, general and administrative expenses in the period identified.  Our estimate of the required allowance for doubtful accounts is a critical accounting estimate because it is susceptible to changes in customer payment patterns, dynamics of the industries in which we operate, our judgments about the future collectibility of customer accounts and other factors.

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

Goodwill and Long-Lived Assets

Our goodwill and intangible assets have largely arisen from business combinations or acquisitions that we have completed.  We follow the guidance in Accounting Standard Codification (“ASC”) Topic 805 related to business combinations when initially recognizing the fair value of assets and liabilities acquired in a business combination.  Under these guidelines, we are required to recognize the fair value of the intangible assets we acquire in a business combination.  These are typically customer related assets, developed technology, non-compete agreements, patents, and trademarks and trade names.  We are required to make significant estimates and critical assumptions as to the nature of these assets including future profitability, useful life, longevity of customer relationships, probability and impact of competition from former owners or management employees of businesses we acquire, royalty and discount rates, as well as comparable market data.

For property, plant and equipment and intangible assets with finite lives, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  For testing the recoverability, we primarily use discounted cash flow models or cost approach to estimate the fair value of these long-lived assets.  Critical assumptions used in conducting these tests include expectations of our business performance and financial results, useful lives of assets, and discount rates as well as comparable market data.

For goodwill, we perform our impairment assessment annually or more frequently if impairment indicators arise.  This assessment is made at the reporting unit level.  In conducting our goodwill impairment tests we rely on both the qualitative and the quantitative assessment methodologies.  For the qualitative method, we consider various events and circumstances (or factors) that would affect the estimated fair value of our reporting units and the level of impact a particular factor would have on the estimated fair value.  For the quantitative method, we use discounted cash flow models and comparative market multiples to estimate the fair value of our reporting units.  Critical assumptions used in both these testing methodologies include expectations of our business performance and financial results, impact of macroeconomic changes, and weighted average cost of capital as well as comparable market data and our market capitalization.

For indefinite lived intangible assets, we perform our impairment assessment annually or more frequently if impairment indicators arise.  This assessment is made at the individual asset level.  In evaluating the recoverability of our indefinite lived intangible assets, we make several critical assumptions as to the applicable market royalty rate and discount rates as well as the future performance of the assets underpinning those intangibles.

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

During the year ended December 31, 2013, our performance materials segment recorded an impairment charge of $52.3 million relating to South African chromite operations.  Additionally, we had a $6.6 million impairment charge in relation to Health and Beauty (our personal care product) operations which is included in discontinued operations.

South African chromite operations:

The market for our South African chromite products have recently developed into a significant state of oversupply.  This has impacted our pricing and ability to grow market share in the foundry grade chromite market, requiring us to review the recoverability of our chromite assets in the 2013 third quarter.  Based on that review, we determined the long-lived assets that produce chromite were not recoverable on a gross cash flow analysis.  In the 2013 third quarter and using a discounted cash flow approach (a Level 3 fair value input), we recorded an impairment charge of $36.0 million for mineral rights and $16.3 million for depreciable assets that reduced the carrying value of these assets to their respective fair values.

Health and Beauty (HBS) operations:

During the third quarter of 2013, we committed to divest our HBS operations within performance materials segment and consequently performed a recoverability test for HBS’s net assets.  We concluded that the fair value of HBS’s net assets was lower than the carrying amount and recorded both an impairment charge of $4.2 million ($1.8 million for goodwill, $1.1 million for other intangible assets, and $1.3 million for plant, property, and equipment) and a valuation allowance against HBS’s net assets of $2.4 million.  We used an observable Level 2 fair value input to assess the fair value of goodwill, relief from royalty rate method, a Level 3 fair value input, to assess the fair value of other intangible assets relating to trademarks and developed technology, and the cost method adjusted for age and deterioration, a Level 3 input, to assess the fair value of plant, property and equipment.

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

Our discount rate assumption is intended to reflect the rate at which the retirement benefits could be effectively settled based upon the assumed timing of the benefit payments.  In determining the discount rate for December 31, 2013, we utilized the Aon Hewitt AA Bond Universe yield curve, which is a hypothetical double A yield curve comprised of a series of annualized individual spot discount rates, applied to the projected benefit payments for our plans. The discount rate used to determine our retirement pension benefit obligation at December 31, 2013 was 5.00% for the qualified defined benefit plan and 4.85% for our SERP.  A 50 basis point decrease in this discount rate would have increased the benefit obligation at December 31, 2013 by $5.3 million and would increase our net cost expected in 2014 by 13%, or $276 thousand.  Likewise at December 31, 2013, a 50 basis point increase in the discount rate would have decreased the benefit obligation by $4.8 million and would decrease our net cost expected in 2014 by 5%, or $106 thousand.

The expected long-term rate of return on defined benefit plan assets was based on our current asset allocations and the expected returns based on current capital market assumptions.  Information regarding our asset allocations is included in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."  We assumed a weighted-average expected long-term rate of return on pension plan assets of 7.50% to determine our net defined benefit pension plan expense in 2013.  A 50 basis point decrease in the expected return would increase the net cost expected in 2014 by approximately 20%, or $226 thousand.  Likewise, a 50 basis point increase in the expected return would decrease the net cost expected in 2014 by approximately 20%, or $226 thousand.

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

Accounting for Long Term Contracts

Our construction technologies and energy services segments generate a small portion of their sales and revenues under long term contracts with customers.  Where applicable, these revenues and related costs are accounted for under the percentage of completion revenue recognition method whereby revenues are recognized as completion occurs, which can be generally measured by either the costs incurred in relation to the total expected costs to complete the contract or the amount of product installed in relation to the total amount expected to be installed.  In addition, we recognize losses on contracts in the period in which we first forecast a loss will occur on the overall contract.  This revenue recognition methodology requires that we continually update our estimates of the amount of work remaining to complete a contract.  Thus, our sales and revenues and related costs are subject to fluctuation depending on changes in estimates of the cost or product required  to complete a contract.

Results of Operations for the Three Years Ended December 31, 2013

The discussion below references the consolidated statement of operations included in “Item 8. Financial Statements and Supplementary Data.”

Consolidated Income Statement Review

The following table compares our operating results for the past three years.

	Year Ended December 31,
Consolidated	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in Millions)
Continuing Operations
Net sales	$1,012.7	$967.4	$926.3	4.7%	4.4%
Cost of sales	797.1	701.9	678.8
Gross profit	215.6	265.5	247.5	-18.8%	7.3%
margin %	21.3%	27.4%	26.7%
Selling, general and administrative expenses	179.8	167.7	161.5	7.2%	3.8%
Operating profit	35.8	97.8	86.0	-63.4%	13.7%
margin %	3.5%	10.1%	9.3%
Other income (expense):
Interest expense, net	(10.3)	(10.4)	(11.0)	-1.0%	-5.5%
Gain on sale of available-for-sale securities	12.6	-	-	*	*
Other, net	(2.8)	(3.4)	0.3	*	*
	(0.5)	(13.8)	(10.7)

Income before income taxes and income (loss) from affiliates and joint ventures	35.3	84.0	75.3
Income tax expense	11.0	23.3	20.8	-52.8%	12.0%
Income before income (loss) from affiliates and joint ventures	24.3	60.7	54.5
Income (loss) from affiliates and joint ventures	3.2	3.9	5.2	*	*
Income from continuing operations	27.5	64.6	59.7

Discontinued Operations
Income (loss) on discontinued operations	(4.2)	0.3	(1.2)	*	*

Net income (loss)	23.3	64.9	58.5	-64.1%	10.9%

Net income (loss) attributable to noncontrolling interests	(6.9)	(0.2)	-	*	*

Net income attributable to AMCOL shareholders	30.2	65.1	58.5	-53.6%	11.3%
* Not meaningful

The following analysis comments on the significant fluctuations in our results for the past three years by material category.  The comments are organized in relation to our company’s overall results in general followed by a detailed discussion of these general comments as they relate to each segment individually and in detail.

Net sales

 We measure overall sales growth as being derived organically from base businesses, acquisitions or foreign currency exchange rate fluctuations.  Base or organic businesses represent operations owned for more than one year whereas acquisitions are those owned less than one year.  We did not make any significant acquisitions in the past three years.  Foreign exchange isolates the impact of currency changes over the prior-year period.  The following tables detail components of consolidated 2013 and 2012 sales changes over their respective prior years:

2013 vs. 2012	Organic	Acquisitions	Foreign Exchange	Total
Performance materials	1.8%	0.0%	-0.3%	1.5%
Construction technologies	-0.7%	0.0%	0.2%	-0.5%
Energy services	4.1%	0.1%	-0.3%	3.9%
Transportation & intersegment sales	-0.2%	0.0%	0.0%	-0.2%
Total	5.0%	0.1%	-0.4%	4.7%
% of change	106.4%	2.1%	-8.5%	100.0%

2012 vs. 2011	Organic	Acquisitions	Foreign Exchange	Total
Performance materials	2.0%	0.0%	-0.4%	1.6%
Construction technologies	-2.0%	0.0%	-1.1%	-3.1%
Energy services	6.9%	0.0%	-0.2%	6.7%
Transportation & intersegment sales	-0.8%	0.0%	0.0%	-0.8%
Total	6.1%	0.0%	-1.7%	4.4%
% of change	136.8%	0.0%	-36.8%	100.0%

Over the past two years, our revenues have grown organically as opposed to via acquisitions or due to fluctuations in foreign currency rates.  Overall, revenue growth would have been greater except for the negative effect of foreign currency exchange rate fluctuations, mostly affecting entities within our EMEA region.

Growth in our energy services segment comprised 84.1% and 152.3% of our overall revenue growth in 2013 and 2012, respectively.  This segment has benefitted from increased demand for services and increased capacity to provide those services.

The following table provides a comparison of consolidated sales by geographical region over the last three years:

	2013	2012	2011

Americas	59.8%	60.9%	58.9%
EMEA *	22.4%	22.0%	26.2%
Asia Pacific	17.9%	17.1%	14.9%
Total	100.0%	100.0%	100.0%

* Europe, Middle East and Africa

Inter-regional sales in the table above are eliminated in Americas.  Strong growth in our energy services’ Malaysian operations, growth in our Asian metalcasting product line sales, and continued softness in our construction technologies’ European sales underlie the trend in our revenues becoming slightly more concentrated in the Asia Pacific as opposed to the EMEA region.

Gross profit

Our gross profit decreased in 2013 due to a $52.2 million impairment charge recorded on our South African chromite assets within in our performance materials segment.  As mentioned previously, these assets became impaired due to a developing state of oversupply in the market.

Nearly two thirds of the increase in gross profit in 2012 results from increased sales, especially in our energy services segment where gross profits increased 27%.  The majority of the gross margin improvement stems from increased gross margins in our performance materials segment, largely reflective of the continued strong performance in our metalcasting product line.

Selling, general, and administrative expenses (SG&A)

SG&A expenses increased $12.1 million in 2013, split somewhat evenly in our performance materials and energy services segments.  Energy services’ expenses increased $4.4 million, most of which was arose from increased payroll and headcount related expenses.  Performance materials’ expenses increased $4.2 million, most of which relates as well to increased employee payrolls and headcount in addition to increased consulting services associated with our chromite operations.

In 2012, SG&A expenses increased $6.2 million in 2012.  The increase mostly occurred in our energy services segment and was partially offset by decreased expenses in our construction technologies segment.

Operating profit

In 2013, operating profit decreased largely due to the impairment charge associated with our South African operations mentioned previously and the increase in SG&A expenses.

In 2012, operating profits increased due to increased gross profits and increased operating leverage, which largely stems from the gross and operating profit margin improvement in our performance materials segment as SG&A expenses remained constant as a percentage of sales within this segment.

Gain on sale of available-for-sale securities

In 2013, we sold our entire investment in Ashapura Minechem Limited, a company publicly traded on the Bombay stock exchange.  The transaction yielded a gain of $12.6 million and proceeds, reflected in our cash flow statement, of $13.9 million.

Other, net

In 2013, the $2.9 million of Other, net consists of losses on foreign currency transactions throughout our worldwide operations.

In 2012, approximately $2.4 million of the increase in Other, net was to provide for estimated losses on certain non-operating assets within our construction technologies segment while the remainder related to foreign currency losses.

We are particularly sensitive to currency exchange rate fluctuations for the following currencies: Australian dollar (AUD), British pound sterling (GBP), Chinese renminbi (CYN), Danish kroner (DKK),  Euro, India rupee (INR), Malaysian ringgit (MYR), Norwegian krone (NOK), Polish Zloty (PLN), South African rand (ZAR), Swiss franc (SEK), and Thai baht (THB).  When considered appropriate, we enter into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.

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

Income taxes

Our effective income tax rate was 31.2%, 27.7%, and 27.6% in 2013, 2012, and 2011, respectively.  Several factors gave rise to the change in our effective tax rate during 2013.  Changes in valuation allowances, increased foreign withholding taxes, and reduced benefit from income earned in foreign jurisdictions had an adverse effect on the effective income tax rate for 2013.  The tax benefit associated with the sale of our available for sale securities and increased benefits related to depletion, the domestic manufacturing deduction, and foreign tax credits reduced the effective income tax rate in 2013.  A schedule reconciling the federal statutory income tax rate to our effective tax rate is included in Note 10 of the Notes to the Consolidated Financial Statements.

As a result of a new law enacted in Poland in fourth quarter of 2013 (effective January 1, 2014), our Polish subsidiaries, which were not subject to Polish corporate income tax in the past, will be subject to 19% corporate income tax under the new law.  The company has recorded a deferred tax benefit of $0.2 million in 2013 to account for the net deferred tax asset that arose from this change in tax law.  Further, we estimate that our favorable tax status in Poland saved us $1.2 million, $0.9 million, and $0.2 million in 2011, 2012 and 2013, respectively.

Income (loss) from affiliates and joint ventures

Income from affiliates and joint ventures remained fairly constant in 2013.  It decreased $1.3 million in 2012, however, because the 2011 amounts include $1.4 million of gains resulting from the sale of our Russian and Belgian investments.

Income (loss) on discontinued operations

In the third quarter of 2013, we committed to sell our personal care product operations in our performance materials segment.  Upon making the decision, we recorded an impairment charge of $4.2 million and a valuation allowance against the net assets of $2.4 million to reduce the carrying value of these net assets down to their fair market value.  These expenses along with the normal results of operations for the business are included in discontinued operations in all periods presented.

Discontinued operations in 2011 also includes $1.2 million of losses associated with our domestic contracting services business, which we sold in 2011.

Net income (loss) attributable to noncontrolling interests

The increase in net losses attributable to noncontrolling interests in 2013 arises from the increased losses resulting from the impairment in our South African operations, which we do not own entirely.

Net income attributable to AMCOL shareholders

The $34.9 million decrease in net income attributable to AMCOL shareholders in 2013 arises mainly from the impairment charge associated with our South African operations.

The $6.6 million increase in net income attributable to AMCOL shareholders in 2012 is primarily due to the $11.8 million increase in operating profit offset by $2.5 million of increased tax expenses associated with that income and $2.4 million of receivable write offs relating to the contracting business we sold in 2011.

Earnings per share (diluted)

Our weighted average number of shares of common stock and common stock equivalent shares outstanding increased 1.1% in 2013 and 0.8% in 2012 due to exercises of stock compensation awards.  The increase reduced our diluted earnings per share by $0.01 and $0.02 in 2013 and 2012, respectively.  The remaining fluctuations in our diluted earnings per share results from the changes in Net income attributable to AMCOL shareholders, as previously discussed.

Segment Reviews

The following discussions highlight the operating results for each of our five segments.  Unless otherwise stated, the fluctuations in operating profit and operating profit margin reflect the changes in gross profit, gross margin, and SG&A expenses.

Performance Materials Segment

	Year Ended December 31,
Performance Materials	2013		2012		2011		2013 vs. 2012	2012 vs. 2011
	(Dollars in Millions)
Net sales	$488.1	100.0%	$473.7	100.0%	$459.2	100.0%	3.0%	3.2%
Cost of sales	418.6	85.8%	352.4	74.4%	347.5	75.7%
Gross profit	69.5	14.2%	121.3	25.6%	111.7	24.3%	-42.7%	8.6%
Selling, general and administrative expenses	49.5	10.1%	45.3	9.6%	44.7	9.7%	9.3%	1.3%
Operating profit	20.0	4.1%	76.0	16.0%	67.0	14.6%	-73.7%	13.4%

Revenues Originating From - Performance Materials	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2013	52.8%	22.9%	24.3%	100.0%
2012	56.4%	21.5%	22.1%	100.0%
2011	54.3%	24.4%	21.3%	100.0%

Performance Materials Product Line	Year Ended December 31,
Sales	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in Millions)
Metalcasting	$269.3	$265.6	$247.3	1.4%	7.4%
Specialty materials	84.6	88.3	99.4	-4.2%	-11.2%
Basic minerals	63.9	60.2	52.5	6.1%	14.7%
Pet products	61.2	52.9	56.2	15.7%	-5.9%
Other product lines	9.1	6.7	3.8	35.8%	76.3%

Total	488.1	473.7	459.2

2013 vs. 2012

Of the $14.4 million sales increase across all product lines, $12.5 million is due to increased prices with volume comprising the remainder.  On a product line basis, however, volume increases in our pet and basic mineral product lines were partially offset by decreased volumes in metalcasting products.  Pet products volumes increased due to the addition of a new customer and basic mineral volumes increased due to increased chromite sales in South Africa.  Metalcasting volumes decreased due to differences in large, bulk shipments to international customers and decreased demand for traditional greensand and chromite products.  However, metalcasting products continue to reap the benefits of increased pricing, leading to an overall sales increase in the product line.

SG&A expenses increased $4.2 million, of which $0.9 million relates to studies performed on our South African mine operations and $0.6 million of which relates to restructuring efforts in our European and domestic entities.  Of the remaining $2.7 million increase, the majority relates to increases in compensation and headcount.

Gross profit, operating profit and their related profit margin measures decreased primarily due to the $52.3 million impairment relating to our South African chromite operations.

2012 vs. 2011

The overall increase in net sales in 2012 occurred mostly in our metalcasting products, especially in our domestic and Asia-Pacific markets, where we continue to see strong demand from the automotive and heavy equipment industries.  Metalcasting revenues increased $18.3 million, equally split between increased selling prices and increased volumes.  Specialty materials revenues decreased $11.1 million due to a $9.3 million decrease in volumes combined with a $1.8 million decrease in selling prices.  The volume decrease occurred mostly in Europe as some of our fabric care products were reformulated out of our largest customer’s end product.  Pet product sales, a domestic product line, decreased mostly due to one large big box retailer’s renewed focus on branded products over the private labeled products we sell them.  Basic minerals are mostly comprised of sales of ferro alloys and domestic drilling fluid additive revenues.  Ferro alloy revenues grew due to increased demand for non-metalcasting chromite products, and our drilling additive products continued to see increased demand from oil and gas well drilling activities.  Overall, approximately 109% of the increase in basic minerals sales came from increased volumes offset by 9% of decreased sales prices.

Gross profits increased due to the increase in sales discussed above.  The 130 basis point improvement in the segment’s overall gross profit margin is also reflective of the increased pricing and volumes, which led to greater economies of scale.  The fluctuations in operating profit and operating profit margin reflect the fluctuations in gross profit and gross profit margin, respectively.

Construction Technologies Segment

	Year Ended December 31,
Construction Technologies	2013		2012		2011		2013 vs. 2012	2012 vs. 2011
	(Dollars in Millions)
Net sales	$218.1	100.0%	$223.1	100.0%	$251.9	100.0%	-2.2%	-11.4%
Cost of sales	149.4	68.5%	154.6	69.3%	178.0	70.7%
Gross profit	68.7	31.5%	68.5	30.7%	73.9	29.3%	0.3%	-7.3%
Selling, general and administrative expenses	54.7	25.1%	52.9	23.7%	56.6	22.5%	3.4%	-6.5%
Operating profit	14.0	6.4%	15.6	7.0%	17.3	6.8%	-10.3%	-9.8%

Revenues Originating From -Construction Technologies	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2013	38.2%	44.1%	17.7%	100.0%
2012	46.6%	42.5%	10.8%	100.0%
2011	42.2%	48.7%	9.1%	100.0%

Construction Technologies Product Line	Year Ended December 31,
Sales	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in Millions)
Environmental products	92.3	91.8	$105.6	0.5%	-13.1%
Building materials	74.3	75.9	78.3	-2.1%	-3.1%
Drilling products	41.1	36.6	32.0	12.3%	14.4%
Contracting services	10.4	18.8	36.0	-44.7%	-47.8%

Total	218.1	223.1	251.9

2013 vs. 2012

Decreased volumes comprised $2.5 million of the decrease in revenues with the remaining $2.5 million being derived from decreased prices, which includes a favorable $1.7 million benefit from foreign currency exchange rate fluctuations.  Our environmental products revenue in 2013 includes $6.2 million from a large contract in Saudi Arabia which is expected to be completed in the first half of 2014.  Drilling product revenues increased due to increased demand, especially from large projects in developing countries, and increased product recognition.  Contracting services revenues continue to decrease as we exit this business.

Gross profit and gross profit margin remained relatively stable as compared to the prior year while SG&A expenses increased $1.8 million.  This increase, however, includes $3.1 million of expenses associated with realigning our operations in 2013.  Operating profit and operating profit margin decreased due to the increase in SG&A expenses.

2012 vs. 2011

Overall, approximately 35% of the decrease in sales resulted from unfavorable foreign currency exchange rate fluctuations, most of which occurred in the EMEA region due to changes in exchange rates of the USD versus the Euro and Polish zloty.  Our contracting services revenues decreased $17.2 million, reflective of our decision to reduce our involvement in these services; we perform contracting services largely in our EMEA region as we sold our domestic contracting services business in 2011.  Regarding the $13.8 million decrease in our environmental products sales, $3.8 million of the decrease arose from unfavorable foreign currency exchange rate fluctuations and $6.4 million occurred in our domestic subsidiaries ($7.1 million from decreased volumes and $0.7 from increased prices).

Gross profit decreased due to the decrease in revenues.  Gross profit margin increased, reflective of the increased concentration of sales in higher margin products like our building materials and drilling products.  These two product lines comprise 50% of sales in 2012 as opposed to 44% in 2011.

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

Energy Services Segment

	Year Ended December 31,
Energy Services	2013		2012		2011		2013 vs. 2012	2012 vs. 2011
	(Dollars in Millions)
Net sales	$295.4	100.0%	$257.3	100.0%	$194.7	100.0%	14.8%	32.2%
Cost of sales	223.1	75.5%	186.2	72.4%	138.7	71.2%
Gross profit	72.3	24.5%	71.1	27.6%	56.0	28.8%	1.7%	27.0%
Selling, general and administrative expenses	46.8	15.8%	42.4	16.5%	34.7	17.8%	10.4%	22.2%
Operating profit	25.5	8.7%	28.7	11.1%	21.3	11.0%	-11.1%	34.7%

Revenues Originating From - Energy Services	Americas	EMEA	Asia Pacific	Total
Fiscal year:
2013	85.7%	6.3%	8.0%	100.0%
2012	79.4%	6.4%	14.2%	100.0%
2011	87.2%	4.4%	8.5%	100.0%

Overall trends

Our energy services segment provides various services which differ in their proprietary technology, demand for the services, and the location where services are performed.  Our most value added services center around our proprietary water treatment technologies.  The Deepwater Horizon oil spill (unrelated to our Company) in April 2010, which caused a decrease in oil well drilling activity in the Gulf of Mexico, negatively affected demand for some of our services.  This demand has only started to regain momentum in 2013.  In addition, many oilfield service providers relocated their assets to onshore activities, increasing the supply for services and decreasing the selling price for those services.

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

Last, we have typically entered foreign markets by securing contracts and forming relationships with large exploration and production companies in a particular region, especially in Brazil and Australia.  As is especially the case in Malaysia, we leverage our design services whereby we engineer and build equipment solutions for sale to oil and gas companies to build relationships with customers.  The fluctuation in Asia Pacific revenues in the table above coincides with fluctuation in revenues in our Malaysian operations.

2013 vs. 2012

Of the $38.1 million increase in revenues, $45.4 million was generated by our domestic operations whereas our international operations decreased $7.3 million.  Domestically, our filtration services experienced increased demand as work in the Gulf of Mexico increases; in addition, we generated increased revenues from design services directed towards engineering equipment solutions for sale to oil and gas companies.  Our nitrogen services generated approximately $4.0 million from a single job in the first half of the year on one customer.  Due to our performance on this job, we generated an additional $2.5 million of nitrogen services revenue from that same customer in the second half of the year on another job.  Our coil tubing services are benefitting from increased capacity as two additional units were active for the full year in 2013 after being acquired in the third quarter of 2012.  Internationally, revenues in our Malaysian operations for traditional filtration and equipment design services caused the decrease.

Although sales increased overall, competitive price pressure led these revenues to be garnered at decreased profit margins.  Thus, gross profit did not increase proportionally.

SG&A expenses increased $4.4 million, of which $1.6 million relates to a large bad debt expense.  Increased compensation driven by increased headcount in line with increased revenues drove the remaining increase in SG&A expenses.  Operating profit decreased due to the decrease in gross profit margin and increased SG&A expenses.

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

Operating profit increased, reflective of the increase in gross profit and operating profit margins remained relatively stable.

Transportation Segment

	Year Ended December 31,
Transportation	2013		2012		2011		2013 vs. 2012	2012 vs. 2011
	(Dollars in Millions)
Net sales	$45.5	100.0%	$44.0	100.0%	$54.1	100.0%	3.4%	-18.7%
Cost of sales	40.6	89.2%	39.4	89.5%	48.0	88.7%
Gross profit	4.9	10.8%	4.6	10.5%	6.1	11.3%	6.5%	-24.6%
Selling, general and administrative expenses	3.7	8.1%	3.8	8.6%	3.9	7.2%	-2.6%	-2.6%
Operating profit	1.2	2.7%	0.8	1.9%	2.2	4.1%	50.0%	-63.6%

2013 vs. 2012

While overall volumes and pricing did increase, increased fuel surcharges accounted for 61% of the revenue increase.

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

Corporate Segment

	Year Ended December 31,
Corporate	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(Dollars in Millions)
Intersegment sales	$(34.4)	$(30.7)	$(33.6)
Intersegment cost of sales	(34.6)	(30.7)	(33.4)
Gross profit (loss)	0.2	-	(0.2)
Corporate selling, general and administrative expenses	25.1	23.3	21.6	7.7%	7.9%
Operating loss	(24.9)	(23.3)	(21.8)

Intersegment sales occur for sales a) from our transportation segment to our performance materials and construction technologies segments and b) from our performance materials segment to our construction technologies and energy services segments.  Intersegment sales and costs reported above reflect the elimination of these transactions and are related to changes in sales in each of these businesses.  As evidenced by the small amount of gross profit eliminated above, these intersegment sales are not material to the individual segments or their operating profit, our measure of segment performance.

In general, our corporate SG&A costs include costs for our corporate executive team, public company stewardship expenses, and certain centralized administration costs, especially as they relate to human resource, information technology, corporate research and development, and finance functions.

2013 vs. 2012

SG&A expenses increased $1.8 million in 2013.  Along with increased compensation and benefit expenses, the 2013 period includes $1.0 million of increased professional fees for services rendered in 2013 for the finalization of the 2012 audit and compliance with SEC regulations.

2012 vs. 2011

SG&A expenses increased $1.7 million in 2012 and include a $0.7 million impairment charge to abandon certain software.  Our information technology needs in other areas have also grown, increasing our expenses in 2012 by approximately $0.9 million.

Consolidated Balance Sheet Review

In this Consolidated Balance Sheet Review section, we discuss the fluctuations in and balances of certain asset, liability and equity components of our Consolidated Balance Sheet as of December 31, 2013 as compared to the amounts as of December 31, 2012.

Our total assets decreased by $31.9 million in 2013 to $878.7 million.  Significant fluctuations in our balance sheets are as follows:

•	Cash increased mainly due to a cash inflow we received from the sale of our available-for-sale securities mentioned below;
•	Non-cash working capital increased by $16.7 million to support the growth in business;
•	Property, plant, equipment, and mineral rights and reserves decreased by $24.7 million mainly due to a $52.3 million impairment of our South African chromite assets partially offset by expenditures we made, mostly in our energy services and performance materials segments to grow and maintain those businesses;
•	During the fourth quarter of 2013, we sold our available-for-sale securities which reflected our equity ownership in Ashapura Minechem Limited (AML), a company listed on the Bombay stock exchange;
•	Assets held for sale increased $13.2 million and include the net assets of our health and beauty personal care products business, which we intend to sell in 2014;
•	Pension liabilities decreased $10.9 million mainly due to gains resulting from increase in discount rate and higher than expected returns on pension assets;
•	Long term deferred income tax liabilities decreased $9.6 million primarily due to a reduction in deferred income tax liability associated with our South Africa mining operations.
•	Our accumulated other comprehensive loss increased $27.5 million, of which $25.1 million relates to the revaluation of net assets of our foreign subsidiaries into our reporting currency, USD, during consolidation. Although all foreign subsidiaries are subject to translation adjustments during consolidation, the exchange rate between the USD and the BRL, the TRY and the ZAR has fluctuated significantly, causing the majority of the change in this account. In addition, reclassification of net gains on our available-for-sale securities to net income accounted for $11.6 million increase to accumulated other comprehensive loss, net of tax. These increases were partially offset by pension and interest rate swap related adjustments, net of tax.

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

Approximately 67% of our cash and cash equivalents on our Consolidated Balance Sheets as of December 31, 2013, is held by our international subsidiaries.  Although the cash overseas is significantly less than the amounts these subsidiaries owe to our domestic subsidiaries, our foreign subsidiaries have cash needs which affect the ability to repatriate cash.  Due to these liquidity needs, we consider our foreign earnings permanently reinvested and have not provided income taxes on approximately $179.9 million of foreign subsidiary earnings as of December 31, 2013.

Our net debt outstanding (net of cash and cash equivalents) as of December 31, 2013 ($201.3 million) was comparable to the prior year end’s amount ($208.8 million).  Total long-term debt represented 36%, 35%, and 40% of total capitalization at December 31, 2013, 2012, and 2011, respectively.  As of December 31, 2013, and partly due to the use of interest rate swap derivative instruments, 64% of our debt contains fixed interest rates which average 5.12%; the remainder of our debt contains interest rates which vary mostly in response to changes in LIBOR.

Cash flows from operating activities have varied over the last three years due to fluctuations in net income and working capital levels.  In 2013, we recorded a $52.3 million non-cash impairment charge in our South African chromite operations.  We also recognized a gain on the sale of available for sale securities of $12.6 million, excluding income taxes.  The low level of cash invested in accounts receivable in 2012 reflects significant collection and receivable management efforts that occurred in 2012.  We have also improved our management of inventory levels, leading to reductions of investment in these assets.  Non-cash working capital was approximately $291.7 million, $275.0 million, and $264.4 million as of December 31, 2013, 2012, and 2011, respectively.  Our current ratio (current assets divided by current liabilities) remained constant at 3.8-to-1 as of the end of 2013 and 2012.

Cash flows from investing activities largely fluctuate with our levels of capital expenditures, which were $87.7 million, $74.5 million, and $61.0 million in 2013, 2012, and 2011, respectively.  Excluding the capital expenditures of $7.9 million and $8.2 million in 2012, and 2011, respectively, associated with establishing our South African chromite operations, the majority of our expenditures in all three years occurred in our energy services and performance materials segments to maintain and grow those businesses.  In 2013, we invested $5.0 million in Novinda Corporation to acquire a minority share, and we divested our investment in Ashapura Minechem Limited (AML), yielding a $13.9 million cash inflow.

Cash flows from financing activities usually fluctuate with changes in our net debt levels.  During 2013, our debt level remained the same as prior year-end as the cash flow generated from operations and from sale of our investment in AML allowed us to fund our capital expenditures, the Novinda investment noted previously and the dividends.  In 2012, the cash flow generated from operations was used to pay down external debt (net of borrowings), in addition to paying dividends, and funding our capital expenditures.  In 2011, we incurred more debt (net of repayments) to fund our capital expenditures and other financing activities.  We declared dividends of $0.80, $0.76, and $0.72 per share in 2013, 2012 and 2011, respectively.

Contractual Obligations and Off-balance Sheet Arrangements

The following schedule sets forth details of our long-term contractual obligations at December 31, 2013:

	Payments due by Period
Table of Contractual Obligations		Less
(in millions)	Total	than 1	2-3	4-5	After 5
		Year	Years	Years	Years
Bank debt and capital lease obligations	$250.0	0.9	0.7	198.4	50.0
Operating lease obligations	117.1	22.2	31.3	16.9	46.7
Interest rate swaps	5.8	0.5	1.4	3.9	-
Pension plan funding obligation	2.2	2.2
Capital expenditures	11.2	7.5	2.3	1.3	0.1
Other liabilities	4.2	0.4	2.5	1.3	-

Total contractual cash obligations	390.5	33.7	38.2	221.8	96.8

Amounts included within our financial statements

At December 31, 2013, long-term debt on our Consolidated Balance Sheet includes bank debt of $123.2 million due under our revolving credit agreement, which provides a borrowing commitment from various lenders of $300 million and matures in January 2017.   Long-term debt also includes $125 million of debt for our senior notes, of which $75 million are payable at maturity on April 2, 2017 and $50 million are payable at maturity on April 29, 2020.  Payments relating to these debt instruments are included in the Bank debt and capital lease obligations in the Table of Contractual Obligations.  Further information about these debt instruments is included in our Notes to Consolidated Financial Statements.

We have recorded a $5.8 million liability for interest rate swap derivatives which effectively hedge the variable interest rate of our senior notes and a portion of our debt under our revolving credit agreement.  The amounts included in the table above will most likely differ from the amount at maturity due to future changes in the fair value of the interest rate swap, which is largely dependent upon changes in interest rates and market expectations.  Further information about these interest rate swap derivatives is included in our Notes to Consolidated Financial Statements.

We have committed to contribute $2.2 million of cash to our defined benefit pension plan in 2014.

We have recorded liabilities of $2.0 million to account for incentive payments due to some of our key employees under long-term incentive agreements.  These amounts are included in Other liabilities in the table above.

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

Amounts excluded from our financial statements

Operating leases relate to non-cancelable obligations for leased corporate facilities, transportation equipment, machinery and equipment, computer and office equipment, automobiles, and office and plant facilities.  Included in the table of contractual obligations are amounts for rent due under our operating lease commitment for our corporate facility, which requires lease payments in 2014 of $2.8 million with 2% annual increases thereafter through December 2028, the end of the lease term.  Additional information regarding operating leases is disclosed in our Notes to the Consolidated Financial Statements.

We have commitments with vendors for the purchase of property, plant and equipment under noncancelable purchase orders included in capital expenditures in the table of contractual obligations but are excluded from our financial statements.

At December 31, 2013, we had outstanding standby letters of credit of $7.3 million and outstanding performance bonds of $25.3 million, neither of which are included in our table of contractual obligations.  These letters of credit and bonds typically serve to guarantee performance of our obligations relating to land reclamation, product supply, and workers’ compensation claims.  We have recognized the estimated costs of our obligations related to land reclamation and workers’ compensation claims in our Consolidated Balance Sheets as of December 31, 2013 and 2012.

We have an obligation to deliver 100,258 shares of AMCOL stock to individuals pursuant to awards exercised under stock compensation programs.  This obligation is not included in our Consolidated Balance Sheet at December 31, 2013, in accordance with United States generally accepted accounting principles.  Shares are currently being delivered to these individuals on a quarterly basis, with the last issuance expected to occur in 2018.

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

We manage our foreign currency exchange risk in part through operational means, including managing same currency revenues versus same currency costs as well as same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  From time to time, we also use derivative instruments to reduce these foreign currency exchange rate risks.  At December 31, 2013, we did not have any foreign currency derivative contracts outstanding.

Assets and liabilities of our international subsidiaries are translated to their parent company’s reporting currency at current exchange rates during consolidation; gains and losses stemming from these translations are included as a component of Other Comprehensive Income and reported within Accumulated Comprehensive Income within our Consolidated Balance Sheet.  Income and expenses of our international subsidiaries are translated at average exchange rates for the period and, when included within retained earnings in the balance sheet at current exchange rates, the differences to those average exchange rates are included within Other Comprehensive Income and reported within Accumulated Comprehensive Income.  When our subsidiaries transact business in currencies other than their functional currency, those transactions are revalued in their functional currency and differences resulting from such revaluations are included within Other income, net within our Consolidated Statement of Operations.

We can calculate the effect that changes in exchange rates would have on our total assets and net income.  This calculation cannot be extrapolated to actual results that might occur because changes in the relationship of exchange rates may also impact other assumptions and calculations, such as the income tax expense, which may counteract the sensitivities.  Notwithstanding and holding all other variables constant, a 10% increase in the year-end exchange rates and a 10% increase in our annual average exchange rates would result in an approximate 4% and 1% increase in our total assets and net income to AMCOL shareholders, respectively.  These changes are hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes.

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

	Expected Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total

(US$ equivalent in thousands)
Short-term debt:
Fixed rate (USD)	$0.6	$-	$-	$-	$-	$-	$0.6
Interest rate	3.45%	-	-	-	-	-	3.45%
Fixed rate (PLN)	0.2	-	-	-	-	-	0.2
Interest rate	4.72%	-	-	-	-	-	4.72%
Fixed rate (Euro)	0.1	-	-	-	-	-	0.1
Interest rate	3.50%	-	-	-	-	-	3.50%
Long-term debt:
Fixed rate - Senior notes (USD)	-	-	-	75.0	-	50.0	125.0
Average interest rate	-	-	-	5.71%	-	5.46%	5.61%
Variable rate - Revolver (USD)	-	-	-	89.7	-	-	89.7
Average interest rate	-	-	-	1.42%	-	-	1.42%
Fixed rate - Revolver (USD)	-	-	-	33.0	-	-	33.0
Average interest rate	-	-	-	3.30%	-	-	3.30%
Fixed rate - Other (USD)	-	0.3	-	-	-	-	0.3
Interest rate	-	3.45%	-	-	-	-	3.45%
Variable rate (AUD)	-	-	-	0.5	-	-	0.5
Average interest rate	-	-	-	3.92%	-	-	3.92%
Fixed rate (PLN)	-	0.2	0.2	0.1	0.1	-	0.6
Interest rate	-	4.72%	4.72%	4.72%	4.72%	-	4.72%

Total	0.9	0.5	0.2	198.3	0.1	50.0	250.0

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).  Based on this evaluation, we conclude that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has audited our internal control over financial reporting as of the end of the period covered by this report as stated in their report, which appears in Part IV of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

Information regarding our directors will be included in our definitive proxy statement for our annual meeting of stockholders in 2014 (if held), and is incorporated herein by reference.  Otherwise, the information required by this Item will be set forth in a duly filed Form 10K/A on or before April 30, 2014.

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

Item 11. Executive Compensation

Information regarding executive compensation will be included in our definitive proxy statement for our annual meeting of stockholders in 2014 (if held), and is incorporated herein by reference.  Otherwise, the information required by this Item will be set forth in a duly filed Form 10K/A on or before April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our definitive proxy statement, for our annual meeting of stockholders in 2014 (if held), and is incorporated herein by reference.  Otherwise, the information required by this Item will be set forth in a duly filed Form 10K/A on or before April 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence will be included in our definitive proxy statement, for our annual meeting of stockholders in 2014 (if held), and is incorporated herein by reference.  Otherwise, the information required by this Item will be set forth in a duly filed Form 10K/A on or before April 30, 2014.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in our definitive proxy statement, for our annual meeting of stockholders in 2014 (if held), and is incorporated herein by reference.  Otherwise, the information required by this Item will be set forth in a duly filed Form 10K/A on or before April 30, 2014.

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

Item 15(a) Index to Financial Statements and Financial Statement Schedule

All other schedules called for under Regulation S‑X are not submitted because they are not applicable or not required, or because the required information is not material.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited the accompanying consolidated balance sheets of AMCOL International Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCOL International Corporation and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMCOL International Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMCOL International Corporation

We have audited AMCOL International Corporation and Subsidiaries’ internal control over financial reporting  as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  AMCOL International Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMCOL International Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of AMCOL International Corporation and Subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 3, 2014

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$47.8	$40.0
Accounts receivable, net	213.5	202.7
Inventories	149.2	153.8
Prepaid expenses	15.3	17.0
Assets held-for-sale	13.4	0.2
Income taxes receivable	12.7	7.0
Deferred income taxes	7.8	7.0
Other	0.8	1.8

Total current assets	460.5	429.5

Noncurrent assets:
Property, plant, equipment, and mineral rights and reserves:
Land	10.7	13.0
Mineral rights	5.0	48.6
Depreciable assets	573.2	552.0
	588.9	613.6
Less: accumulated depreciation and depletion	325.3	311.7
	263.6	301.9

Goodwill	68.7	70.2
Intangible assets, net	27.9	33.9
Investment in and advances to affiliates and joint ventures	28.0	27.8
Available-for-sale securities	-	14.6
Deferred income taxes	1.9	7.4
Other assets	28.1	25.3
Total noncurrent assets	418.2	481.1
	878.7	910.6

Continued…

	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012
Current liabilities:
Accounts payable	$52.0	$51.1
Accrued income taxes	9.1	5.0
Accrued liabilities	59.9	58.4
Total current liabilities	121.0	114.5

Noncurrent liabilities:
Long-term debt	249.1	248.8
Pension liabilities	26.6	37.5
Deferred income taxes	3.2	12.8
Deferred compensation	12.0	9.4
Other long-term liabilities	20.3	22.5
Total noncurrent liabilities	311.2	331.0
Equity:
Common stock, par value $.01 per share, 100,000,000 shares authorized; 32,468,752 and 32,184,110 shares issued in 2013 and 2012, respectively	0.3	0.3
Additional paid in capital	117.1	105.1
Retained earnings	359.5	355.2
Accumulated other comprehensive income (loss)	(26.7)	0.8
	450.2	461.4
Noncontrolling interest	(3.7)	3.7
Total equity	446.5	465.1
Total liabilities and equity	878.7	910.6

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Continuing Operations
Net sales
Net sales of goods	$714.3	$686.7	$691.8
Service revenues	277.4	258.6	206.3
Freight revenues	21.0	22.1	28.2
	1,012.7	967.4	926.3
Cost of sales
Cost of goods sold	580.7	503.6	499.8
Cost of service revenues	200.3	180.8	157.0
Cost of freight revenues	16.1	17.5	22.0
	797.1	701.9	678.8
Gross profit	215.6	265.5	247.5
Selling, general and administrative expenses	179.8	167.7	161.5
Operating profit	35.8	97.8	86.0
Other income (expense):
Interest expense, net	(10.3)	(10.4)	(11.0)
Gain on sale of available-for-sale securities	12.6	-	-
Other, net	(2.8)	(3.4)	0.3
	(0.5)	(13.8)	(10.7)
Income before income taxes and income from affiliates and joint ventures	35.3	84.0	75.3
Income tax expense	11.0	23.3	20.8
Income before income from affiliates and joint ventures	24.3	60.7	54.5
Income from affiliates and joint ventures	3.2	3.9	5.2
Income (loss) from continuing operations	27.5	64.6	59.7

Discontinued Operations
Income (loss) on discontinued operations	(4.2)	0.3	(1.2)
Net income (loss)	23.3	64.9	58.5

Net income (loss) attributable to noncontrolling interests	(6.9)	(0.2)	-

Net income (loss) attributable to AMCOL shareholders	30.2	65.1	58.5

See accompanying notes to consolidated financial statements.

Continued…

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Earnings per share attributable to AMCOL shareholders
Basic earnings (loss) per share
Continuing operations	$1.06	$2.03	$1.88
Discontinued operations	(0.13)	0.01	(0.04)
Net income	0.93	2.04	1.84

Diluted earnings (loss) per share
Continuing operations	$1.05	$2.00	$1.86
Discontinued operations	(0.13)	0.01	(0.04)
Net income	0.92	2.01	1.82

Amounts attributable to AMCOL shareholders
Income from continuing operations, net of tax	$34.4	$64.8	$59.7
Discontinued operations, net of tax	(4.2)	0.3	(1.2)
Net income	30.2	65.1	58.5

Dividends declared per share	0.80	0.76	0.72

Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$23.3	$64.9	$58.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25.6)	5.2	(24.8)
Unrealized gain (loss) on available-for-sale securities	(12.1)	9.6	(9.3)
Unrealized gain (loss) on interest rate swap agreements	1.8	0.6	(1.5)
Pension adjustment	7.9	(0.1)	(8.5)
Total other comprehensive income (loss), net of tax	(28.0)	15.3	(44.1)
Total comprehensive income (loss) including noncontrolling interests	(4.7)	80.2	14.4

Less: Net income (loss) attributable to noncontrolling interests	(6.9)	(0.2)	-
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(0.5)	(0.2)	(0.7)
Total comprehensive income (loss) attributable to noncontrolling interests	(7.4)	(0.4)	(0.7)

Total comprehensive income (loss) attributable to AMCOL shareholders	$2.7	$80.6	$15.1

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions, except share and per share amounts)

	AMCOL Shareholders
	Common Stock				Accumulated
					Other
	Number	Amount	Additional		Comprehensive
	of		Paid-in	Retained	Income	Treasury	Noncontrolling	Total
	Shares		Capital	Earnings	(Loss)	Stock	Interest	Equity
Balance at December 31, 2010	32,015,771	$0.3	$95.1	$278.5	$28.7	$(8.9)	$0.3	$394.0
Net income (loss)				58.5			-	58.5
Cash dividends ($0.72 per share)				(22.7)				(22.7)
Issuance of 482,144 treasury shares pursuant to employee stock compensation plans			2.5			5.5		8.0
Tax benefit from employee stock compensation plans			0.6					0.6
Stock based compensation expense			4.9					4.9
Purchase of noncontrolling interest shares			(5.4)				(0.3)	(5.7)
Sale of subsidiary shares to noncontrolling interest			(3.4)		(1.4)		4.8	-
Other Comprehensive income (loss)					(42.0)		(0.7)	(42.7)

Balance at December 31, 2011	32,015,771	0.3	94.3	314.3	(14.7)	(3.4)	4.1	394.9
Net income (loss)				65.1			(0.2)	64.9
Cash dividends ($0.76 per share)				(24.2)				(24.2)
Issuance of common stock and 286,802 treasury shares pursuant to employee stock compensation plans	168,339		6.3			3.4		9.7
Tax benefit from employee stock compensation plans			(0.1)					(0.1)
Stock based compensation expense			4.5					4.5
Contribution from noncontrolling partner			0.1					0.1
Other Comprehensive income (loss)					15.5		(0.2)	15.3

Balance at December 31, 2012	32,184,110	0.3	105.1	355.2	0.8	-	3.7	465.1
Net income (loss)				30.2			(6.9)	23.3
Cash dividends ($0.80 per share)				(25.9)				(25.9)
Issuance of common stock pursuant to employee stock compensation plans	284,642		7.0					7.0
Tax benefit from employee stock compensation plans			(0.2)					(0.2)
Stock based compensation expense			5.1					5.1
Contribution from noncontrolling partner			0.1					0.1
Other Comprehensive income (loss)					(27.5)		(0.5)	(28.0)

Balance at December 31, 2013	32,468,752	$0.3	$117.1	$359.5	$(26.7)	$-	$(3.7)	$446.5

See accompanying notes to consolidated financial statements.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flow from operating activities:
Net income (loss)	$23.3	$64.9	$58.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	49.7	45.3	42.1
Impairment charge	59.8	0.9	0.1
(Gain) on sale of securities available for sale	(12.6)	-	-
Undistributed losses (earnings) from affiliates and joint ventures	(1.5)	(2.0)	(3.6)
Increase (decrease) in allowance for doubtful accounts	4.0	5.5	5.1
Decrease (increase) in deferred income taxes	(9.1)	(0.8)	6.8
Tax expense (benefit) from employee stock plans	(0.2)	(0.1)	0.6
(Gain) loss on sale of depreciable assets	0.2	(1.0)	(0.8)
Stock compensation expense	5.1	4.4	4.9
Excess tax benefits on stock option exercises	(0.2)	(0.4)	(0.7)
Other	(0.1)	2.3	0.5

(Increase) decrease in current assets, net of effects of acquisitions:
Accounts receivable	(19.2)	(0.3)	(37.2)
Income taxes receivable	(5.7)	1.2	0.3
Inventories	(4.8)	(7.6)	(46.1)
Prepaid expenses	1.4	(1.6)	(3.6)
Other assets	(0.5)	-	(0.1)
Increase (decrease) in current liabilities, net of effects of acquisitions:
Accounts payable	1.9	(6.7)	10.0
Accrued liabilities and income taxes	5.6	(1.1)	4.4
(Increase) decrease in other noncurrent assets	(3.2)	(0.4)	(0.6)
Increase (decrease) in other noncurrent liabilities	4.8	6.2	(1.3)
Net cash provided by operating activities	98.7	108.7	39.3

Cash flow from investing activities:
Proceeds from sale of land and depreciable assets	5.2	2.4	1.9
Capital expenditures	(87.7)	(74.5)	(61.0)
Proceeds from sale of available-for-sale securities	13.9	-	-
(Increase) decrease in investments and advances (to) from affiliates and joint ventures	(4.8)	0.2	(2.9)
Proceeds from sale of interests in affliates and joint ventures	-	2.4	6.2
Other	0.9	1.4	1.6
Net cash used in investing activities	(72.5)	(68.1)	(54.2)
Cash flow from financing activities:
Proceeds from issuance of debt	1,706.2	1,575.8	1,345.0
Principal payments of debt	(1,706.0)	(1,588.1)	(1,319.7)
Proceeds from exercise of stock awards	7.0	9.7	8.1
Excess tax benefits on stock option exercises	0.2	0.4	0.7
Contribution from noncontrolling partner	0.1	0.1	-
Dividends paid	(25.9)	(23.5)	(22.8)
Net cash provided by (used in) financing activities	(18.4)	(25.6)	11.3
Effect of foreign currency rate changes on cash	-	0.9	0.9
Net increase (decrease) in cash and cash equivalents	7.8	15.9	(2.7)
Cash and cash equivalents at the beginning of the year	40.0	24.1	26.8
Cash and cash equivalents at end of the year	47.8	40.0	24.1
Supplemental disclosures of cash flow information:
Cash paid for:
Interest, net	$10.2	$10.6	$10.7
Income taxes, net	$17.2	$18.3	$9.6

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

Principles of Consolidation

The consolidated financial statements include the accounts of our domestic and foreign subsidiaries as well as variable interest entities for which we have determined that we are the primary beneficiary.  We consolidate all majority-owned subsidiaries in which we exercise control.  We use the equity method of accounting to incorporate the results of our investments in companies in which we have significant influence, but do not control (generally 20% to 50% ownership interest) and cost method of accounting for investments in companies in which we do not exercise significant influence.

Our corporate segment includes the elimination of intersegment sales as well as certain expenses associated with research and development, management, employee benefits and information technology activities for our Company.  Approximately 71% of the revenue elimination in the years ended December 31, 2013 and 2012, and 77% of the revenue elimination in the year ended December 31, 2011 represent the elimination of shipping revenues between our transportation segment and its domestic sister companies.  Remaining revenue eliminations mainly relate to performance materials segment sales to construction technologies and energy services segments.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
 (In millions, except share and per share amounts)

Segments

The composition of consolidated revenues by segment is as follows:

	Percentage of Net Sales
	2013	2012	2011
Performance materials	48%	49%	50%
Construction technologies	22%	23%	27%
Energy services	29%	27%	21%
Transportation	4%	5%	6%
Intersegment sales	-3%	-4%	-4%
	100%	100%	100%

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Translation of Foreign Currencies

Foreign entities generally utilize their local currency as the functional currency.  We record gains and losses resulting from foreign currency transactions in other income (expense) line within consolidated statements of operations, and we reflect the adjustments resulting from the translation of financial statements into our reporting currency during consolidation as a component of accumulated other comprehensive income within equity section in consolidated balance sheets.  The assets and liabilities of subsidiaries located outside of the United States are translated into U.S. dollars at the rates of exchange at the balance sheet dates.  The statements of operations are translated using average exchange rates throughout the period.

Cash Equivalents

We classify all short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Inventories

Inventories are valued at the lower of cost or net realizable value.  Cost is determined by the first‑in, first‑out (FIFO) method.  Mineral exploration costs are expensed as incurred.

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

Property, Plant, Equipment, and Mineral Rights and Reserves

Property, plant, equipment, and mineral rights and reserves are carried at cost less accumulated depreciation and depletion.  Depreciation expense, which includes depreciation on assets under capital leases, is computed using the straight-line method for substantially all of the assets.  Certain other assets, primarily field and stockpile related equipment and mineral rights and reserves, are depreciated on the units‑of‑production method.

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

We relied on the qualitative assessment method in conducting our 2013 annual goodwill impairment assessment.  We identified various events and circumstances (or factors) that would affect the estimated fair value of our reporting units and determined the level of impact a particular factor would have on the estimated fair value.  In addition, we considered the results of the most recent two-step quantitative impairment test completed for each reporting unit and compared the weighted average cost of capital between the current and prior years for each reporting unit.  We concluded that it was not more likely than not that any of our reporting units’ fair value under qualitative assessment were less than their carrying value.  As such, no further analysis was required.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Other Intangible Assets

Other intangible assets with a finite useful life are amortized on the straight‑line method over the expected periods to be benefited.

Impairment of Long-Lived Assets

We review the carrying values of long-lived assets, including property, plant and equipment and intangible assets with a finite useful life whenever facts and circumstances indicate that the assets may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to its fair value.  We generally assess fair value by using discounted cash flow models or cost approach.   If we consider an asset to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds the fair value.  We report assets held-for-sale at the lower of its carrying value or fair value, less costs of disposal.

In the case of intangible assets with indefinite lives, we review them annually for impairment.  This review involves comparing the fair value of the intangible asset with its carrying amount.  If its carrying amount exceeds its fair value, we recognize an impairment loss equal to that excess.

Available-for-Sale Securities

We record available-for-sale securities at their fair value using quoted market prices.  We owned one available-for-sale security investment as of December 31, 2013 which reflected our equity ownership in Ashapura Minechem Limited, a company listed on Bombay stock exchange, which we sold in the fourth quarter of 2013.  We reported the unrealized gains and losses prior to sale, net of applicable taxes, as a component of accumulated other comprehensive income (loss) within Consolidated Balance Sheets, and as a component of other comprehensive income (loss) within Consolidated Statements of Comprehensive Income.  The realized gain is recorded in other income within Consolidated Statements of Operations.

Income Taxes

We recognize deferred tax assets and liabilities relating to the future tax consequences of differences between the financial statement carrying value of existing assets and liabilities and their respective tax values.  We measure deferred tax assets and liabilities using tax rates in effect in the years in which those temporary differences are expected to be recovered or settled.  We recognize the effect that changes in tax rates have on deferred tax assets and liabilities in income in the period that the change is enacted.  Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized.  We classify interest and penalties associated with income taxes, including uncertain tax positions, within the income tax expense line item of our Consolidated Statements of Operations.

Freight and Sales Taxes

We report amounts charged to customers for shipping and handling fees as revenues and we report amounts incurred for these costs within cost of sales in the consolidated statements of operations (i.e. gross presentation with revenues and cost of sales).  Also, we report amounts charged to customers for sales taxes and the related costs incurred for sales tax remittances to governmental agencies within net sales in the Consolidated Statements of Operations (i.e. net presentation within revenues).

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

	2013	2012	2011
Weighted average common shares outstanding for the year	32,463,634	32,050,538	31,708,949
Dilutive impact of stock equivalents	303,319	347,827	436,824
Weighted average common and common equivalent shares for the year	32,766,953	32,398,365	32,145,773
Common shares outstanding at December 31	32,468,752	32,184,110	31,728,969
Weighted average anti-dilutive shares excluded from the computation of diluted earnings per share	273,802	402,485	189,768

Stock-Based Compensation

We measure compensation cost for all our share-based payment awards at fair value and recognize cost over the vesting period.  We estimate the forfeiture rate based on our historical experience.

Derivative Instruments and Hedging Activities

From time to time, we use derivative financial instruments to manage exposures to changes in interest rates and foreign currency exchange rates.  We do not use derivative instruments for trading or other speculative purposes.  We recognize our derivative instruments as either assets or liabilities in the balance sheet at their fair value.  Our recognition of changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of that relationship.  Hedges designated as cash flow hedges result in the changes in fair value being recorded in accumulated other comprehensive income.  Changes in the fair value of derivative financial instruments for which hedge accounting is not applied, are recorded within Other, net within our Consolidated Statements of Operations.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Reclassifications

Certain items in the prior years’ consolidated financial statements contained herein and notes thereto have been reclassified to conform with the consolidated financial presentation for 2013.  These reclassifications did not have a material impact on our financial statements.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

The following table sets forth certain financial information as of and for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net sales:
Performance materials	$488.1	$473.7	$459.2
Construction technologies	218.1	223.1	251.9
Energy services	295.4	257.3	194.7
Transportation	45.5	44.0	54.1
Intersegment sales	(34.4)	(30.7)	(33.6)
Total	1,012.7	967.4	926.3
Operating profit (loss):
Performance materials	$20.0	$76.0	$67.0
Construction technologies	14.0	15.6	17.3
Energy services	25.5	28.7	21.3
Transportation	1.2	0.8	2.2
Corporate	(24.9)	(23.3)	(21.8)
Total	35.8	97.8	86.0
Assets:
Performance materials	$384.1	$454.0	$430.8
Construction technologies	166.6	157.6	159.4
Energy services	263.3	225.8	194.7
Transportation	4.1	4.0	3.9
Corporate	60.6	69.2	60.3
Total	878.7	910.6	849.1
Depreciation, depletion and amortization:
Performance materials	$18.5	$19.6	$20.6
Construction technologies	5.3	5.5	5.4
Energy services	22.4	17.1	13.3
Transportation	0.1	0.1	0.1
Corporate	3.4	3.0	2.7
Total	49.7	45.3	42.1
Capital expenditures:
Performance materials	$25.6	$29.4	$27.3
Construction technologies	2.6	8.3	8.3
Energy services	45.0	31.5	23.1
Transportation	0.3	0.1	0.2
Corporate	14.2	5.2	2.1
Total	87.7	74.5	61.0
Research and development expenses:
Performance materials	$5.6	$5.2	$4.7
Construction technologies	2.9	2.3	2.3
Energy services	2.1	0.9	0.2
Corporate	-	-	0.1
Total	10.6	8.4	7.3

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

	2013	2012	2011
Sales to unaffiliated customers shipped from:
Americas	$605.2	$588.7	$546.1
EMEA	226.4	213.3	243.1
Asia Pacific	181.1	165.4	137.1
Total	1,012.7	967.4	926.3
Operating profit from sales from:
Americas	$57.5	$65.2	$57.7
EMEA	(41.4)	10.4	10.0
Asia Pacific	19.7	22.2	18.3
Total	35.8	97.8	86.0
Accounts receivable in:
Americas	$109.6	$109.9	$112.3
EMEA	48.1	45.3	51.9
Asia Pacific	55.8	47.5	40.2
Total	213.5	202.7	204.4
Property, plant, equipment, and mineral rights and reserves in:
Americas	$162.9	$134.8	$116.0
EMEA	43.4	112.3	108.7
Asia Pacific	57.3	54.8	48.8
Total	263.6	301.9	273.5
Identifiable assets in:
Americas	$430.4	$448.3	$420.4
EMEA	274.4	303.3	289.4
Asia Pacific	173.9	159.0	139.3
Total	878.7	910.6	849.1

Net sales by product line for each fiscal year are as follows:

	2013	2012	2011
Metalcasting	$269.3	$265.6	$247.3
Energy services	295.4	257.3	194.7
Environmental products	91.2	90.5	104.4
Specialty materials	84.6	88.3	99.3
Building materials	73.7	73.3	76.1
Basic minerals	64.3	60.4	52.8
Pet products	61.2	52.9	56.1
Drilling products	41.6	38.2	31.4
Contracting services	10.4	18.8	36.0
Transportation	21.0	22.1	28.2
Total	1,012.7	967.4	926.3

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(3)	Balance Sheet Related Information

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

	2013	2012	2011
Balance at the beginning of the year	$11.0	$7.5	$6.6
Charged to expense (income)	4.0	5.3	3.6
Write-offs and currency translation adjustments	(1.4)	(1.8)	(2.7)

Balance at the end of the year	13.6	11.0	7.5

Inventories at December 31 consisted of:

	2013	2012
Crude stockpile inventories	$51.0	$60.8
In-process and finished goods inventories	74.9	70.5
Other raw material, container, and supplies inventories	23.3	22.5
	149.2	153.8

Included within Other raw material, container, and supplies inventories in the table above is our reserve for slow moving and obsolete inventory.  The balance of this reserve as of and the activity for the years ended December 31 was as follows:

	2013	2012	2011

Balance at the beginning of the year	$2.6	$2.1	$2.7
Charged to costs and expenses	3.1	2.1	2.1
Disposals and currency translation adjustments	(1.5)	(1.6)	(2.7)

Balance at the end of the year	4.2	2.6	2.1

The following table presents our reclamation liability at the end of and changes during each of the years presented:

	2013	2012
Balance at beginning of the year	$9.5	$9.3
Settlement of obligations	(3.2)	(3.9)
Liabilities incurred and accretion expense	3.1	4.2
Currency translation adjustments	(0.5)	(0.1)

Balance at the end of the year	8.9	9.5

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Accrued liabilities at December 31 consisted of:

	2013	2012
Bonus	$7.6	$11.5
Employee benefits and related costs	11.8	10.8
Dividends payable	6.7	6.4
Other	33.8	29.7
	59.9	58.4

(4)	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 was comprised of the following components:

	2013	2012
Cumulative foreign currency translation (net of tax benefit of $1.3 in 2013)	$(19.1)	$6.0
Prior service cost on pension plans (net of tax benefit of $0.1 in 2013 and $0.1 in 2012)	(0.1)	(0.2)
Net actuarial loss on pension plans (net of tax benefit of $2.7 in 2013 and $7.8 in 2012)	(4.2)	(12.0)
Unrealized loss on interest rate swap agreement (net of tax benefit of $2.1 in 2013 and $3.3 in 2012)	(3.3)	(5.1)
Unrealized gain on available-for-sale securities (net of tax expense of $1.2 in 2012)	-	12.1

	(26.7)	0.8

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2013			2012			2011
	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-Of-Tax Amount

Foreign currency translation adjustment	$(26.9)	$1.3	$(25.6)	$5.2	$-	$5.2	$(24.8)	$-	$(24.8)

Available-for-sale securities:
Unrealized gains (losses) arising during period	(0.7)	0.2	(0.5)	10.8	(1.2)	9.6	(10.3)	1.0	(9.3)
Reclassification of net (gains) losses to net income	(12.6)	1.0	(11.6)	-	-	-	-	-	-

Interest rate swap agreements:
Unrealized gains (losses) arising during period	0.3	(0.1)	0.2	(1.7)	0.1	(1.6)	(5.0)	1.9	(3.1)
Reclassification of net (gains) losses to net income	2.6	(1.0)	1.6	2.3	(0.1)	2.2	2.6	(1.0)	1.6

Pension plans:
Net acturial gains (losses) and prior service costs arising during the period	11.8	(4.6)	7.2	(2.1)	1.9	(0.2)	(13.6)	5.0	(8.6)
Amortization of net acturial (gains) losses and prior service costs	1.2	(0.5)	0.7	1.2	(1.1)	0.1	0.2	(0.1)	0.1

Total other comprehensive income (loss)	$(24.3)	$(3.7)	$(28.0)	$15.7	$(0.4)	$15.3	$(50.9)	$6.8	$(44.1)

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

The following table summarizes the additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company and the affected line items in the consolidated statements of operations:

	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)
	Twelve Months Ended December 31,			Affected Line Item in the Statement Where Net Income (Loss) is Presented
	2013	2012	2011
Reclassification of net (gains) losses on available for sale securities:
Pre-tax amount	$(12.6)	$-	$-	Gain on sale of available-for-sale securities
Tax	1.0	-	-	Income tax expense
Net of tax	(11.6)	-	-

Reclassification of net (gains) losses on interest rate swaps:
Pre-tax amount	$2.6	$2.3	$2.6	Interest expense, net
Tax	(1.0)	(0.1)	(1.0)	Income tax expense
Net of tax	1.6	2.2	1.6

Amortization of pension items:
Net acturial (gains) lossess and prior service costs, pre-tax amount	1.2	1.2	0.2	Components of net periodic benefit cost (see Employee Benefit Plans note for details)
Tax	(0.5)	(1.1)	(0.1)	Income tax expense
Net of tax	0.7	0.1	0.1

Total reclassifications for the period, net of tax	$(9.3)	$2.3	$1.7

(5)	South Africa Asset Impairment

During the quarter ended September 30, 2013, our performance materials segment recorded an impairment charge of $52.3 to record a write down of mineral rights ($36.0) and depreciable assets ($16.3) from their carrying value to their estimated fair values.  Fair value for mineral rights was assessed using discounted cash flow approach (Level 3 fair value input) and for depreciable assets using a combination of mass appraisal technique and market approach technique (Level 2 fair value input).  The impairment charge relates to a significant adverse change in the business climate experienced by our South African chromite operations.  Specifically, recently developed overcapacity in the supply of chromite has impacted our pricing and ability to grow market share in the foundry grade market which required us to review the recoverability of these assets in the third quarter of 2013.  Based on that evaluation, we determined the long-lived assets that produce chromite were not recoverable on a gross cash flow analysis.  The impairment charge is recorded within our Consolidated Statements of Operations within cost of sales ($52.2) and selling, general and administrative expense ($0.1).

(6)	Discontinued Operations

Health and Beauty (HBS) Operations:

In September 2013, we committed to divest our HBS operations within our performance materials segment.  The results of these operations have been reclassified and recorded net of income tax within Income (loss) on discontinued operations within our Consolidated Statements of Operations.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

The following table presents HBS’s summarized results of operations reported in discontinued operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
HBS	2013	2012	2011

Net sales	$14.2	$18.2	$17.5

Pre-tax income/(loss)	(6.3)	0.3	-

Income tax expense/(benefit)	(2.1)	-	-

Income (loss) on discontinued operations	(4.2)	0.3	-

Assets and liabilities of HBS on our Consolidated Balance Sheets as of December 31, 2013 and 2012 include the following:

	December 31,
	2013*	2012
Current assets	$4.6	$7.0
Property, plant, and equipment, net	4.1	5.9
Goodwill	-	1.8
Intangible assets, net	3.6	5.1
Other non-current assets	1.8	-
Valuation allowance	(2.4)	-

Total assets of HBS	11.7	19.8

Current liabilities	0.5	0.9
Other LT liabilities	-	0.5

Total liabilities of HBS	0.5	1.4

* Note that the assets and liabilities of HBS at December 31, 2013 are recorded with assets-held-for-sale and accrued liabilities within our Consolidated Balance Sheets.

In accordance with ASC Topic 360, Impairment and Disposal of Long Lived Assets, the assets of HBS met the held for sale criteria and we adjusted the carrying value of HBS’s net asset held-for-sale to their fair value less cost to sell, $12.0. This fair value adjustment resulted in impairment charges (discussed below) of $1.8, $1.1, and $1.3; related to HBS’s goodwill, intangible assets, and property, plant and equipment, respectively, and $2.4 charge related to establishing a valuation allowance against HBS’s net assets.  The total loss of $6.6, offset by a $2.4 income tax benefit, for the twelve months ended December 31, 2013 is recorded within Income (loss) on discontinued operations within our Consolidated Statements of Operations.

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

CETCO Contracting Services Company:

In September 2011, our construction technologies segment sold CETCO Contracting Services Company, which comprised our domestic contracting services business.  The operations of this business, including the immaterial loss recorded on sale, have been reclassified and are recorded net of income tax within Income (loss) on discontinued operations within our Consolidated Statements of Operations.

(7)	Property, Plant, Equipment and Mineral Rights and Reserves

Property, plant, equipment and mineral rights and reserves consisted of the following:

	December 31,
	2013	2012
Mineral rights and reserves	$5.0	$48.6
Land	10.7	13.0
Buildings and improvements	87.9	104.9
Machinery and equipment	437.4	414.5
Construction in progress	47.9	32.6
	588.9	613.6

During the year ended December 31, 2013, we recorded an impairment charge of $36.0 and $16.3 relating to our South African chromite operations’ mineral rights and other depreciable assets, respectively.  See Note 5 for further details.

The range of useful lives to depreciate plant and equipment is as follows:

Buildings and improvements	3-50 years
Machinery and equipment	1-24 years

Depreciation and depletion were charged to income as follows:

	2013	2012	2011
Depreciation expense	$44.1	$39.3	$35.0
Depletion expense	1.5	1.6	2.6
	45.6	40.9	37.6

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(8)	Goodwill and Other Intangible Assets

During the third quarter of 2013, we committed to divest our HBS operations within our performance materials segment and performed a recoverability test for HBS’s goodwill and other intangible assets.  We concluded that the fair value of goodwill and other intangible assets was lower than the respective carrying amount and recorded impairment charge of $1.8 to write-off entire goodwill and $1.1 for other intangible assets relating to trademarks and developed technology.  Our asset held-for-sale line within our Consolidated Balance Sheets at December 31, 2013 includes $3.6 of other intangible assets (net of $3.8 accumulated amortization and $1.1 of impairment charges).  See Note 6 for further information on impairment.

The balance of goodwill by segment and the activity occurring in the past two fiscal years is as follows:

	Performance Materials	Construction Technologies	Energy Services	Consolidated

Balance at December 31, 2011	$17.4	$21.1	$31.0	$69.5

Change in goodwill relating to:
Foreign exchange translation	0.4	0.3	-	0.7
Total changes	0.4	0.3	-	0.7

Balance at December 31, 2012	17.8	21.4	31.0	70.2

Change in goodwill relating to:
Reclassification to discontinued operations	(1.8)	-	-	(1.8)
Acquisition	-	-	0.4	0.4
Foreign exchange translation	(0.6)	0.5	-	(0.1)
Total changes	(2.4)	0.5	0.4	(1.5)

Balance at December 31, 2013	15.4	21.9	31.4	68.7

Intangible assets were as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangibles subject to amortization:
Customer related assets	45.8	(24.9)	20.9	47.1	(23.0)	24.1
Patents	7.8	(6.6)	1.2	6.9	(6.9)	-
Non-compete agreements	3.4	(2.2)	1.2	2.2	(2.2)	-
Developed technology	-	-	-	4.0	(2.4)	1.6
Other	4.0	(2.3)	1.7	3.9	(1.8)	2.1

Subtotal	61.0	(36.0)	25.0	64.1	(36.3)	27.8

Intangibles not subject to amortization:
Trademarks and tradenames	2.9	-	2.9	6.1	-	6.1

Total	63.9	(36.0)	27.9	70.2	(36.3)	33.9

Other than the impairment charges relating to our HBS’s discontinued operations, we did not recognize any impairment charge in either of the years included above with respect to goodwill and other intangible assets.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Intangible assets with finite lives are being amortized primarily on a straight-line basis over their estimated useful lives.  The weighted average amortization period of our intangible assets with finite lives is 11 years.    Amortization expense on intangible assets for each of the years ended December 31, 2013, 2012, and 2011 was $4.1, $4.3, and $4.8, respectively.  We estimate amortization expense of intangible assets for the future years ending December 31 will approximate the following amounts:

Amount

2014	$3.9
2015	3.8
2016	3.8
2017	3.4
2018	3.1

(9)	Investments in Affiliates and Joint Ventures

Information about our investments in and advances to affiliates and joint ventures at December 31, 2013 is as follows:

	Ownership Interest	Accounting Policy
Ashapura Volclay Limited	50%	Equity Method
CETCO-Bentonit Uniao Technologias Ambientais Ltda.	50%	Equity Method
Egypt Bentonite & Derivatives Co.	30%	Equity Method
Egypt Mining & Drilling Co.	31%	Equity Method
Egypt Nano Technologies Co.	27%	Equity Method
Maprid Tech Cast, S.A. de C.V.	49%	Equity Method
Novinda Corporation	16%	Cost Method
Volclay de Mexico, S.A. de C.V.	49%	Equity Method
Volclay Japan Co., Ltd.	50%	Equity Method

We record the majority of our equity in the earnings of our investments in affiliates and joint ventures on a one quarter lag.  None of our equity investees are publicly traded, and the difference between our investment and the underlying net equity of the investee is immaterial.

In the first quarter of 2013, we acquired 16% ownership interest in Novinda Corporation, a provider of mercury emission control solutions, for $5.0.

We recorded income of $3.2 and $3.9 from our affiliates and joint ventures in 2013, and 2012, respectively, which was primarily generated from Ashapura Volclay Limited, Volclay Japan Co. Ltd, and Volclay de Mexico, Sa. de C.V.  In 2011, we recorded income of $5.2 from our affiliates and joint ventures, of which $2.1 related to the sale of Ashapura AMCOL N.V., our Belgian joint-venture which we sold in the second quarter of 2011.  The remaining income was primarily generated from Ashapura Volclay Limited, Volclay Japan Co. Ltd, and Volclay de Mexico, Sa. de C.V.  In the third quarter of 2011, we also sold our interest in Albagle Enterprise Limited, our Cypriot joint-venture whose operations were mainly in Russia, at an immaterial loss.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(10)	Income Taxes

Total income tax expense (benefit) for the years ended December 31 was comprised of the following:

	2013	2012	2011
Continuing operations	$11.0	$23.3	$20.8
Discontinued operations	(2.1)	-	(0.6)
	8.9	23.3	20.2

Income from continuing operations before income taxes and income (loss) from affiliates and joint ventures was comprised of the following:

	2013	2012	2011
Income from continuing operations before income taxes and income from affiliates and joint ventures:
Domestic	$63.0	$56.1	$53.8
Foreign	(27.7)	27.9	21.5
	35.3	84.0	75.3

The components of the provision for income taxes attributable to income from continuing operations before income taxes and income from affiliates and joint ventures for the years ended December 31 consisted of:

	2013	2012	2011
Provision (benefit) for income taxes:
Federal:
Current	$10.4	$14.0	$5.7
Deferred	1.2	0.8	5.9
State:
Current	1.2	2.8	3.0
Deferred	(0.2)	(1.9)	0.3
Foreign:
Current	6.4	8.4	8.0
Deferred	(8.0)	(0.8)	(2.1)
	11.0	23.3	20.8

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31 were as follows:

	2013	2012
Deferred tax assets attributable to:
Accounts receivable	$2.7	$2.1
Inventories	2.6	2.7
Employee benefit plans	24.7	28.3
Accrued liabilities	1.7	0.6
Employee incentive plans	1.2	2.4
Tax credit carryforwards	7.9	6.9
Other	0.6	0.3
Total deferred tax assets	41.4	43.3
Deferred tax liabilities attributable to:
Plant and equipment	(17.0)	(17.7)
Land and mineral reserves	(0.8)	(12.7)
Joint ventures	(1.0)	(2.0)
Intangible assets	(3.8)	(2.7)
Available-for-sale securities	-	(1.2)
Other	(0.6)	(0.8)
Total deferred tax liabilities	(23.2)	(37.1)

Valuation allowances	(13.1)	(5.1)

Net deferred tax asset (liability)	5.1	1.1

We believe it is more likely than not that the deferred tax assets above will be realized in the normal course of business.

The following analysis reconciles the U.S. statutory federal income tax rate to the effective tax rates related to income from continuing operations before income taxes and equity income (loss) of affiliates and joint ventures:

	2013		2012		2011
		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income
Provision for income taxes at
U.S. statutory rates	$12.3	35.0%	$29.5	35.0%	$26.3	35.0%
Increase (decrease) in taxes resulting from:
Percentage depletion	(5.9)	-16.7%	(5.0)	-6.0%	(4.9)	-6.5%
State taxes, net of federal benefit	1.1	3.0%	1.7	2.1%	2.2	2.9%
Foreign tax rates	1.2	3.6%	(3.0)	-3.6%	(1.0)	-1.4%
Domestic manufacturing deduction	(1.2)	-3.3%	(1.6)	-1.9%	(0.8)	-1.1%
Change in state tax rates	0.2	0.5%	(1.9)	-2.2%	-	0.0%
Foreign witholding tax	2.2	6.2%	1.6	2.0%	1.0	1.3%
Foreign tax credits	(3.6)	-10.3%	(3.2)	-3.8%	(2.4)	-3.1%
Changes to valuation allowance	8.0	22.7%	1.9	2.2%	(0.2)	-0.3%
Sale of available-for-sale securities	(3.5)	-10.0%	-	0.0%	-	0.0%
Other	0.2	0.5%	3.3	3.9%	0.6	0.8%
	11.0	31.2%	23.3	27.7%	20.8	27.6%

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

Tax on Reinvested Earnings

We have not provided for United States federal income tax and foreign income withholding taxes on approximately $179.9 and $173.8 of undistributed earnings from international subsidiaries as of December 31, 2013 and 2012, respectively, because such earnings are intended to be reinvested indefinitely outside of the U.S.  If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting income tax liability in the United States.

Tax Holidays

We have benefitted from tax holidays in both China and Thailand as a result of our locating and investing in special economic zones in each country.  These tax holidays resulted in reductions to our income tax expense of $0.1, $0.8, and $0.2 in 2013, 2012 and 2011, respectively, representing benefits of $0.0, $0.02 and $0.01 to diluted earnings per share in 2013, 2012 and 2011, respectively.

Our operations in Suzhou, China has benefitted from a preferential tax rate of 15.0% until the end of 2013.  Our operations in Tianjin, China has benefitted from a preferential tax rate of 12.5% until the end of 2012.

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

NOLs and Credit Carryforwards

At December 31, 2013, we have $0.3 of various income tax credits, which we expect to utilize within the ten year carryforward period.  We have net operating loss carryovers in various states and foreign jurisdictions, and have provided valuation allowance against some of these carryovers.  The net deferred tax asset related to these net operating loss carryovers is $0.2 at December 31, 2013.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Unrecognized Tax Benefits

The following table summarizes the activity related to our unrecognized tax benefits:

	2013	2012	2011

Balance at beginning of the year	$-	$-	$0.8
Increases related to prior year tax positions	0.2	-	-
Decreases related to the expiration of statue of limitation / settlement of audits	-	-	(0.8)

Balance at the end of the year	0.2	-	-

We classify interest and penalties associated with income taxes, including uncertain tax positions, within the income tax expense line item of our Consolidated Statement of Operations.  The amounts of interest and penalties recorded for 2013, 2012 and 2011 were immaterial to our financial statements.

(11)	Debt

Amounts of debt were as follows:

	December 31,
	2013	2012
Borrowings under revolving credit agreement	$123.2	$114.6
Senior notes	125.0	125.0
Other notes payable	1.8	10.2
	250.0	249.8
Less: current portion	(0.9)	(1.0)
	249.1	248.8

In January 2012, we entered into a new revolving credit agreement that replaced our previous revolving credit agreement.  The new credit agreement provides us with a $300 unsecured line of credit, which can be increased to $400 subject to certain customary conditions and approvals.  It is a multi-currency arrangement that will allow us to borrow certain foreign currencies at an adjusted LIBOR rate plus 1.00% to 1.75%, depending upon the ratio of our debt to EBITDA as defined therein.  The new credit agreement expires on January 20, 2017.  As of December 31, 2013, $176.8 remained available to us under this revolving credit line.

We had interest rate swaps outstanding which effectively hedge the variable interest rate on $33 of our borrowings as of December 31, 2013 and 2012, to a fixed rate of 3.3% per annum, plus credit spread.  Including the effect of this interest rate swap agreement, our borrowings under the credit agreement as of December 31, 2013 carried an average interest rate of 1.93%.

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

As of December 31, 2013 and 2012, we had an interest rate swap outstanding which effectively hedges the variable interest rate of $30 of Tranche 2 senior notes to a fixed rate of 5.6% per annum.

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

Our agreements relating to the $300 unsecured line of credit, $75 senior notes, and $50 senior notes contain certain restrictive covenants, including covenants relating to the maintenance of net worth, leverage ratios and interest coverage ratios.  As of December 31, 2013, we were in compliance with all of the covenants and ratios.  Our obligations under these agreements are guaranteed by certain of our subsidiaries.

We also have an uncommitted, short-term credit facility maturing on October 22, 2015 that allows for maximum borrowings of $15.  We had no outstanding borrowings under this short-term credit facility as of December 31, 2013.  The  interest rate on this credit facility at December 31, 2013 was 1.42%

As of December 31, 2013, 64% of our debt is fixed at an average rate of 5.10%, the remainder of our debt contains interest rates which vary mostly in response to the changes in LIBOR.

Maturities of long-term debt outstanding at December 31, 2013 were as follows:

	2014	2015	2016	2017	2018	Thereafter
Borrowings under:
Revolving credit agreement	$-	$-	$-	$123.2	$-	$-
Senior notes	-	-	-	75.0	-	50.0
Other notes payable	0.9	0.5	0.2	0.1	0.1	-
	0.9	0.5	0.2	198.3	0.1	50.0

At December 31, 2013 and 2012, we had outstanding standby letters of credit of approximately $7.3 and $4.2, respectively, which are not included in our Consolidated Balance Sheets.  These letters of credit typically serve to guarantee performance of our product supply and workers’ compensation obligations; we have recorded amounts owed under these obligations in our Consolidated Balance Sheets as of December 31, 2013 and 2012.

(12)	Derivative Instruments and Hedging Activities

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

The following table sets forth the fair values of our derivative instruments and where they are recorded within our Consolidated Balance Sheets:

Liability Derivatives	Balance Sheet Location	Fair Value as of December 31,
		2013	2012

Derivatives designated as hedging instruments:

Interest rate swaps	Other long-term liabilities	$(5.3)	$(8.4)

Interest rate swaps	Accrued liabilities	(0.5)	-

Cash Flow Hedges

	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)
	Year Ended December 31,
	2013	2012

Interest rate swaps	$1.8	$0.6

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

We have not designated these contracts for hedge accounting treatment and therefore, changes in fair value of these contracts are recorded in earnings as follows:

	Location of
	Gain or (Loss)	Amount of Gain or (Loss) Recognized in
Derivatives Not Designated as Hedging Instruments	Recognized in	Income on Derivatives
	Income on	Year Ended December 31,
	Derivatives	2013	2012	2011

Foreign exchange derivative instruments	Other, net	$(3.5)	$(0.4)	$(0.5)

We did not have any foreign exchange derivative instruments outstanding as of December 31, 2013 or 2012.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(13)	Fair Value Measurements

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

The following table categorizes our fair value instruments according to the assumptions used to calculate those values at the end of each of the past two years:

		Fair Value Measurements Using
Description	Asset / (Liability)	Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(5.8)	$-	$(5.8)	$-

Deferred compensation plan assets	11.9	-	11.9	-

Supplementary pension plan assets	9.4	-	9.4	-

		Fair Value Measurements Using
	Asset /	Quoted Prices in		Significant
Description	(Liability)	Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$(8.4)	$-	$(8.4)	$-

Available-for-sale securities	14.6	14.6	-	-

Deferred compensation plan assets	9.4	-	9.4	-

Supplementary pension plan assets	8.2	-	8.2	-

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

(14)	Noncontrolling Interest

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

The following table sets forth the effects of these transactions on equity attributable to AMCOL’s shareholders.

	Twelve Months Ended December 31,
	2013	2012	2011
Net income attributable to AMCOL shareholders	$30.2	$65.1	$58.5
Transfers from noncontrolling interest:
Decrease in additional paid-in capital for purchase of the remaining noncontrolling interest in South Africa (Proprietary) Limited	-	-	(5.4)
Decrease in additional paid-in capital for transfer of 26% interest in Batlhako	-	-	(3.4)

Change from net income attributable to AMCOL shareholders and transfers from noncontrolling interest	$30.2	$65.1	$49.7

(15)	Leases

In 2008, we entered into a sale-leaseback transaction involving the construction of a new corporate facility.  Under terms of the operating lease, rental payments in fiscal 2013, 2012 and 2011 approximate $2.7 , $2.7, and $2.6, respectively, and increase 2% annually through December 2028.

We have several noncancelable leases for equipment, software, and plant facilities.  Total rent expense under operating lease agreements was approximately $23.8, $20.1 and $14.4 in 2013, 2012 and 2011, respectively.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

The following is a schedule of future minimum lease payments for operating leases (with initial terms in excess of one year) as of December 31, 2013:

	Minimum Lease
	Payments
	Domestic	Foreign	Total
Year ending December 31:
2014	$19.7	$2.5	$22.2
2015	15.8	2.1	17.9
2016	11.8	1.6	13.4
2017	8.7	0.9	9.6
2018	6.8	0.5	7.3
Thereafter	43.4	3.3	46.7
Total	106.2	10.9	117.1

(16)	Employee Benefit Plans

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

The following tables set forth our pension obligations and funded status at December 31:

	Pension Benefits
	Defined Benefit Pension Plan		Supplementary Pension Plan
	2013	2012	2013	2012
Change in benefit obligations:
Beginning projected benefit obligation	$63.8	$58.1	$13.2	$11.6
Service cost	1.7	1.7	0.4	0.3
Interest cost	2.6	2.7	0.5	0.5
Actuarial (gain)/loss	(6.8)	2.6	(1.6)	1.2
Benefits paid	(1.4)	(1.3)	(0.4)	(0.4)
Ending projected benefit obligation	59.9	63.8	12.1	13.2

Change in plan assets:
Beginning fair value	39.1	34.5	-	-
Actual return	6.2	4.3
Company contribution	1.2	1.7	0.4	0.4
Benefits paid	(1.4)	(1.4)	(0.4)	(0.4)
Ending fair value	45.1	39.1	-	-

Funded status of the plan	(14.8)	(24.7)	(12.1)	(13.2)

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

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Pension cost in each of the following years was comprised of:

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2013	2012	2011	2013	2012	2011
Service cost – benefits earned during the year	$1.7	$1.7	$1.5	$0.4	$0.3	$0.2
Interest cost on accumulated benefit obligation	2.6	2.7	2.6	0.5	0.5	0.5
Expected return on plan assets	(2.9)	(2.6)	(2.9)	-	-	-
Net amortization and deferral	1.0	1.0	0.1	0.3	0.2	0.1
Net periodic pension cost	2.4	2.8	1.3	1.2	1.0	0.8

The following table summarizes the assumptions used in determining our pension obligations at the end of each of our last two years:

	Defined Benefit Pension Plan		Supplementary Pension Plan
	2013	2012	2013	2012
Discount rate	5.00%	4.17%	4.85%	4.00%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Long-term rate of return on plan assets	7.50%	7.50%	N/A	N/A

 The following table summarizes the assumptions used in determining our net periodic benefit cost in the years ended December 31:

	Defined Benefit Pension Plan			Supplementary Pension Plan
	2013	2012	2011	2013	2012	2011
Discount rate	4.17%	4.70%	5.51%	4.00%	4.63%	5.36%
Rate of compensation increase	3.00%	4.00%	4.00%	3.00%	4.00%	4.00%
Long-term rate of return on plan assets	7.50%	7.50%	8.00%	N/A	N/A	N/A

We expect to contribute up to $2.2 to the defined benefit pension plan in 2014.  The accumulated benefit obligation (ABO) for our defined benefit pension plan was $52.9 and $56.4 at December 31, 2013 and 2012, respectively.  The ABO for our supplementary pension plan was $9.5 and $9.4 at December 31, 2013 and 2012, respectively.

The estimated future benefit payments contemplated under these plans, reflecting expected future service, as appropriate, are presented in the following table:

	Defined Benefit Pension Plan	Supplementary Pension Plan

2014	$1.9	$0.4
2015	2.1	0.4
2016	2.4	0.5
2017	2.6	0.7
2018	2.8	0.8
2018 through 2022	18.1	4.0

Note 4 shows the amounts included within accumulated other comprehensive income as of December 31, 2013 and 2012 that have not yet been recognized as components of net periodic benefit cost.  Of these balances at December 31, 2013, the amounts expected to be amortized in the next fiscal year are $0.1 and $0.2 for the unrecognized prior service cost and unrecognized net actuarial loss, respectively.  Excluding the effect of income taxes, the amounts recognized within other comprehensive income and the prior service cost for 2013 and 2012, are as follows:

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	2013	2012
Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$(11.8)	$2.1
Amortization of net actuarial loss (gain)	(1.2)	(1.1)
Amortization of prior service cost (credit)	-	(0.1)

Total change in other comprehensive income	(13.0)	0.9

Defined Benefit Pension Plan

Fair values of our defined benefit pension plan assets at December 31, by asset category, are as follows:

	Fair Value Measurements as of December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Short term investment funds	$0.1	$-	$0.1	$-
Equity securities:
US equity securities	17.3	7.4	9.9	-
International equity securities	12.3	4.4	7.9	-
AMCOL International common stock	2.4	2.4	-	-
Fixed income securities and bonds
Governmental agencies	0.8	-	0.8	-
Corporate bonds	6.8	6.8	-	-
Other investments
Real estate index funds	0.8	-	0.8	-
Hedge funds	4.6	-	-	4.6
Total	45.1	21.0	19.5	4.6

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

The following is a reconciliation of changes in fair value measurements of plan assets using significant unobservable inputs (Level 3):

Hedge Funds
Beginning balance at December 31, 2011	$3.9
Purchases, sales, and settlements	-
Actual return on plan assets still held at reporting date	0.1
Ending balance at December 31, 2012	4.0
Purchases, sales, and settlements	-
Actual return on plan assets still held at reporting date	0.6
Ending balance at December 31, 2013	4.6

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

Defined Contribution Plan

Employees hired on or after January 1, 2004 do not participate in our defined benefit pension plan or SERP.  Instead, they participate in a defined contribution plan whereby we make a retirement contribution into the employee’s savings plan equal to 3% of their compensation.  We made total contributions to this plan of $2.4, $1.9 and $1.8 in 2013, 2012 and 2011, respectively.

401(k) Savings Plan

We also have a savings plan for our U.S. personnel.  In 2013, we made a contribution in an amount equal to an employee’s contributions up to a maximum of 4% of the employee’s annual earnings.  We make contributions to this plan using either cash or our own common stock which we purchase in the open market.  Our contributions under the savings plan were $4.3 in 2013, $3.8 in 2012 and $3.4 in 2011.

Other

We also have a deferred compensation plan and a 401(k) restoration plan for our executives.

(17)	Stock Compensation Plans

We provide compensation to certain employees using stock based awards. Below is an overview of our stock compensation plans:

2006 Long-Term Incentive Plan (the “2006 Plan”):

Our 2006 Plan permits a total of 1,500,000 shares of AMCOL common stock to be awarded to eligible directors and employees through the use of nonqualified stock options, incentive stock options, restricted stock or restricted stock units, and stock appreciation rights.  Different terms and conditions apply to each form of award made under the plan.  Awards granted prior to 2009 have a six year life from the date of grant and vest ratably over a three year period from the date of grant.  Awards granted in 2009 have a ten year life from the date of grant and vest ratably over a three year period from the date of the grant.  No awards could be made pursuant to this plan after May 2010 when the 2010 Long-Term Incentive Plan was adopted as discussed later herein.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

2010 Long-Term Incentive Plan (the “2010 Plan”):

On May 6, 2010, our shareholders approved the 2010 Plan.  This plan permits a total of 2,000,000 shares of AMCOL common stock to be awarded to eligible directors and employees through the use of nonqualified stock options, incentive stock options, restricted stock or restricted stock units, and stock appreciation rights.  Different terms and conditions apply to each form of award under the plan.  Awards granted under this plan have a ten year life from the date of grant and vest ratably over a three year period from the date of the grant. At any time, the Board of Directors may amend the plan, which automatically expires on May 7, 2020.  The total number of securities remaining available for future awards under this plan at December 31, 2013 was 795,852 shares.

Nonqualified stock options and stock appreciation rights:

For purposes of calculating compensation cost, we estimate the fair value of each award on the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of awards granted and the weighted average grant date fair value per share during the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Risk-free interest rate	1.0%	1.0%	2.2%
Expected life in years	5.37	5.39	5.51
Expected dividend yield	2.6%	2.3%	2.5%
Expected volatility	56.0%	56.4%	49.0%
Weighted-average per share fair value of awards granted	$12.25	$12.36	$11.42

The risk-free interest rate is derived using the zero-coupon yield on the grant date.  The expected life is calculated using our actual historical exercise behavior in combination with an estimate of when vested and unexercised options will be exercised.  Expected volatility is based on the historical volatility of our stock price over the expected life of the award.

We recorded stock compensation expense of $3.8, $4.5 and $3.2 in 2013, 2012 and 2011, respectively.  At December 31, 2013, we had approximately $2.0 of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of 0.7 years.  We expect to satisfy the exercise of these stock compensation awards by issuing new shares of common stock.

Changes in options outstanding are summarized as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted		Weighted		Weighted
		Average		Average		Average
2006 Plan		Exercise		Exercise		Exercise
		Price		Price		Price
	Awards	Per Share	Awards	Per Share	Awards	Per Share
Awards outstanding at January 1	883,109	$22.84	1,189,012	$22.91	1,389,598	$23.02
Exercised	(349,551)	25.25	(297,528)	23.11	(170,998)	24.04
Forfeited	-	-	(3,125)	23.24	(20,087)	20.48
Expired	(49,224)	29.84	(5,250)	23.89	(9,501)	23.64
Awards outstanding at December 31	484,334	20.39	883,109	22.84	1,189,012	22.91
Awards exercisable at December 31	484,334	20.39	781,574	22.79	885,003	23.67

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted		Weighted		Weighted
		Average		Average		Average
2010 Plan		Exercise		Exercise		Exercise
		Price		Price		Price
	Awards	Per Share	Awards	Per Share	Awards	Per Share
Awards outstanding at January 1	750,296	$30.20	356,050	$30.66		$-
Granted	268,300	30.47	417,420	29.80	379,425	30.66
Exercised	(26,113)	30.36	(567)	30.66	-	-
Forfeited	(18,015)	30.16	(22,107)	30.12	(23,375)	30.66
Expired	-	-	(500)	30.66	-	-
Awards outstanding at December 31	974,468	30.27	750,296	30.20	356,050	30.66
Awards exercisable at December 31	350,403	30.34	117,219	30.66	-	-

The following table summarizes information about intrinsic value of awards exercised, fair value of awards vested and grant date fair value of awards granted during 2013, 2012 and 2011:

All Plans	2013	2012	2011
Intrinsic value of awards exercised during the year	$2.6	$3.6	$5.1
Fair value of awards vested during the year	4.0	2.9	2.4
Grant date fair value of awards granted during the year	3.3	5.2	4.3

The following table summarizes information about stock compensation awards outstanding and exercisable at December 31, 2013:

		Weighted		Weighted
All Plans		Average		Average
	Number	Exercise		Remaining
	of	Price	Intrinsic	Contractual
	Awards	Per Share	Value	Life (Yrs.)
Awards outstanding at December 31, 2013	1,458,802	$26.99	$10.2	7.05
Awards exercisable at December 31, 2013	834,737	24.57	7.9	6.07

The following table summarizes information about our nonvested stock compensation awards outstanding:

	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted		Weighted		Weighted
All Plans -		Average		Average		Average
Nonvested Awards		Grant date		Grant date		Grant date
		Fair value		Fair Value		Fair Value
	Awards	Per Share	Awards	Per Share	Awards	Per Share
Nonvested awards outstanding at January 1	734,612	$11.55	660,059	$9.80	635,726	$7.87
Granted	268,300	12.25	417,420	12.36	379,425	11.42
Vested	(360,832)	11.00	(317,635)	8.99	(311,630)	7.80
Forfeited	(18,015)	12.09	(25,232)	11.59	(43,462)	9.77
Nonvested awards outstanding at December 31	624,065	12.15	734,612	11.55	660,059	9.80

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Restricted Stock Awards:

Restricted stock awards are subject to performance conditions established by the Compensation Committee of the Board of Directors.  Restricted stock awards do not pay dividends or allow voting rights during the vesting period.  The fair value of these awards is equal to the quoted market price of our common stock on the grant date, discounted by the present value of the stream of dividends over the vesting period of the award. The fair value is amortized to compensation expense ratably over the performance period if achievement of the performance conditions is considered probable.

	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted		Weighted		Weighted
		Average		Average		Average
2010 Plan		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Awards	Per Share	Awards	Per Share	Awards	Per Share
Awards outstanding at January 1	49,997	$30.66	75,000	$30.66	-	$-
Granted	129,700	28.94	-	-	77,000	30.66
Vested	(34,998)	30.56	(25,003)	30.66	-	-
Forfeited	(1,700)	28.95		-	(2,000)	30.66
Awards outstanding at December 31	142,999	29.15	49,997	30.66	75,000	30.66

In 2009, we granted 40,000 shares of performance based restricted stock with December 2012 vest date to our executive officers pursuant to our 2006 Plan.  These restricted awards had a grant date fair value of $28.42 per share. All these shares were cancelled in December 2012 as the performance targets were not met.

We recorded expense of $1.3, $0.0 and $1.7 for our restricted stock awards in 2013, 2012 and 2011, respectively.  At December 31, 2013, we had approximately $2.1 of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of 1.3 years.  We expect to satisfy any future distribution of shares of restricted stock by issuing new shares of common stock.

(18)	Reorganization Charges

Our results for the year ended December 31, 2013 include certain expenses associated with reorganizing our operations.  These reorganization efforts mainly relate to our operations in Europe to close or reorganize certain offices there, improve our cost structure, and increase operating efficiencies.  The following table outlines the amount of expenses, where they were recognized in our Consolidated Statements of Operations, and the segments they relate to:

Year Ended December 31, 2013	Performance Materials	Construction Technologies	Comsolidated
Cost of sales line:
Employee termination and other benefits	$0.1	$0.7	$0.8

Selling, general and administrative expenses line:
Employee termination and other benefits	0.6	2.5	3.1
Non-cash impairment charges (1)	-	0.6	0.6

Total	$0.7	$3.8	$4.5

(1)	Non-cash impairment charges relate to write-down of certain assets held-for-sale to their estimated fair values based on a third-party appraisal (a Level 2 fair value input).

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

At December 31, 2013, we had $0.1 included within accrued liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  Due to an extended employee notification period, we expect to pay these amounts by the end of March 2014.

(19)	Contingencies

We are party to a number of lawsuits arising in the normal course of our business.  Our energy services segment is party to two lawsuits alleging damages caused by our coiled tubing operations in Louisiana; one lawsuit alleges damages of $28 and the other of $9.  To date, we have not incurred significant costs in defending these matters.

Our energy services segment is also party to several lawsuits alleging damages caused by our nitrogen service operations.  For one of these lawsuits, we estimate that we are probably liable for amounts in the range of $2.0 million to $3.4 million, with no amount within this range a better estimate than any other amount.  Accordingly, we have accrued $2.0 million as of December 31, 2013.

We believe we have adequate insurance coverage and do not believe that any of the aforementioned pending litigation will have a material adverse impact on our financial condition, liquidity or results of our operations.

Within our construction technologies segment, we have one customer contract which obligates us to complete certain work within a specified timeframe.  Although we have not fulfilled those obligations, our customer has indicated that no penalties will be assessed.  Thus, we have not accrued any obligation for amounts resulting from this non-compliance.

On May 8, 2013, Armada (Singapore) PTE Limited, an ocean shipping company now in bankruptcy ("Armada") filed a case in federal court in the Northern District of Illinois against AMCOL and certain of its subsidiaries (Armada (Singapore) PTE Limited v. AMCOL International Corp., et al., United States District Court for the Northern District of Illinois, Case No. 13 CV 3455).  A co-defendant is Ashapura Minechem Limited, a company located in Mumbai, India ("AML").  During the relevant time period, 2008-2010, AMCOL owned slightly over 20% of the outstanding AML stock through December 2009, after which it owned approximately 19%.  In 2008, AML entered into two contracts of affreightment ("COA") with Armada for over 60 ship loads of bauxite from India to China.  After one shipment, AML made no further shipments which led Armada to file arbitrations in London, one for each COA.  AML did not appear in the London arbitrations and default awards of approximately $70 were entered.  The litigation filed by Armada against AMCOL and AML relates to these awards, which AML has not paid.  The substance of the allegations by Armada is that AML and AMCOL engaged in illegal conduct to thwart Armada's efforts to collect the arbitration award.  The counts in the complaint include both violations of the Illinois Fraudulent Transfer laws as well as federal RICO violations. The lawsuit seeks money damages as well injunctive relief.  The litigation is now entering the discovery phase. Fact discovery and expert discovery is currently scheduled to last through June 12, 2015.

Litigation Related to the Imerys Transaction

On or about February 18, 2014, Hilary Coyne filed a purported class action complaint on behalf of herself and all other similarly situated stockholders of AMCOL in the Circuit Court of Cook County, Illinois, Chancery Division (Hilary Coyne v. AMCOL International Corporation, John Hughes, Ryan McKendrick, Audrey L. Weaver, Paul C. Weaver, Jay D. Proops, Donald J. Gallagher, William H. Schumann III, Clarence O. Redman, Daniel P. Casey, Frederick J. Palensky, Dale E. Stahl, Imerys S.A., and Imerys Minerals Delaware, Inc., Case No. 2014 CH02849).

On or about February 24, 2014, a second AMCOL stockholder filed a complaint in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of the same purported class of AMCOL stockholders and against the same defendants as the first case as well as a former AMCOL director (City of Monroe Employees' Retirement System, individually and on behalf of all others similarly situated v. AMCOL International Corporation, Imerys S.A., Imerys Minerals Delaware, Inc., John Hughes, Ryan McKendrick, Arthur Brown, Daniel P. Casey, Frederick J. Palensky, Jay D. Proops, Clarence O. Redman, Dale E. Stahl,  Audrey L. Weaver, Paul C. Weaver, Donald J. Gallagher, William H. Schumann III, Case No. 2014 CH03236).

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

On or about February 21, 2014, Benjamin Halberstam, on behalf of himself and all other similarly situated AMCOL stockholders, filed a purported class action complaint in the Court of Chancery of the State of Delaware  against the same defendants in the Coyne case (Benjamin Halberstam v. AMCOL International Corporation, John Hughes, Ryan F. McKendrick, Daniel P. Casey, Frederick J. Palensky, Jay D. Proops, Clarence O. Redman, Dale E. Stahl, Audrey L. Weaver, Paul C. Weaver, Donald J. Gallagher, William H. Schumann III, Imerys S.A., and Imerys Minerals Delaware, Inc., Case No. 9381)

All three lawsuits allege, among other things, that AMCOL's directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Imerys Merger Agreement by, among other things, agreeing to sell AMCOL for inadequate consideration and on otherwise inappropriate terms.  The complaints allege that Imerys, and in certain cases AMCOL, aided and abetted the alleged breaches of fiduciary duty by the AMCOL directors.  Based on these allegations, the lawsuits, among other relief, seek certain injunctive relief, including the enjoining of the Imerys Transaction, and damages. The lawsuits also seek recovery of the costs of the actions, including attorneys' fees.

AMCOL expects that additional stockholder class action complaints, or amendments to the existing complaints, may be filed with respect to the Imerys Transaction.

(20)	Subsequent Event

On February 11, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Imerys SA, a corporation organized under the laws of France (“Imerys”), and Imerys Minerals Delaware, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Imerys (“Purchaser”).  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser will commence a cash tender offer (the “Offer”) to acquire all of the outstanding shares of our common stock (the “Shares”), at a purchase price of $41.00 per Share, net to the seller in cash, without interest.

The obligation of the Purchaser to complete the Offer is subject to certain terms and conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Completion of the Offer is not subject to any financing condition.  The Merger Agreement includes customary representations, warranties and covenants of AMCOL, Imerys and Purchaser.

Pursuant to the Merger Agreement, as soon as practicable following the completion of the Offer, and subject to the satisfaction or waiver of the remaining conditions set forth in the Merger Agreement, Purchaser will be merged with and into AMCOL, with AMCOL continuing as the surviving corporation and an indirect wholly owned subsidiary of Imerys, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law without any additional approval of AMCOL’s stockholders (the “Merger”).

AMCOL has agreed to operate its business in the ordinary course consistent with past practices until the effective time of the Merger, subject to customary exceptions.  AMCOL has also agreed to certain restrictions, subject to certain exceptions described in the Merger Agreement, on its ability to solicit, initiate or encourage discussions with third parties regarding other proposals to acquire AMCOL.

On February 24, 2014, AMCOL received an unsolicited proposal from Minerals Technologies, Inc. ("MTI") to acquire all of AMCOL's outstanding Shares at a price per Share of $42.50 in cash (the "MTI Proposal").   The MTI Proposal included a draft merger agreement and financing commitment letter.  The draft merger agreement provided that MTI could terminate the merger agreement if financing is unavailable to consummate the acquisition.  In such a circumstance, MTI would be obligated to pay AMCOL a $70 million reverse termination fee, but AMCOL would not have a right of seek specific performance to require MTI to complete the transaction.

On February 26, 2014, in response to the MTI Proposal, Imerys proposed to amend the Merger Agreement to increase the price to be paid in the Offer to $42.75 per Share, but otherwise leave all other terms of the Merger Agreement in place (the "Merger Agreement Amendment").  After comparing the relative merits of the MTI Proposal and the Merger Agreement Amendment during a meeting held in the afternoon of February 26, 2014, the AMCOL Board determined that the MTI Proposal was not superior to the Merger Agreement Amendment, found the Merger Agreement Amendment to be fair to and in the best interests of AMCOL stockholders and approved the Merger Agreement Amendment.  Later on February 26, 2014, AMCOL, Imerys and Purchaser executed the Merger Agreement Amendment.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

(21)	Quarterly Results (Unaudited)

Unaudited summarized results for each quarter of the last two years are as follows:

	2013 Quarters
	First	Second	Third	Fourth

Performance materials	$113.4	$123.2	$126.1	$125.4
Construction technologies	42.8	56.0	62.8	56.5
Energy services	73.1	77.7	72.8	71.8
Transportation	10.2	11.5	12.7	11.1
Intersegment sales	(6.6)	(9.6)	(10.9)	(7.3)
Net sales	232.9	258.8	263.5	257.5
Performance materials	$28.3	$30.8	$(19.4)	$29.8
Construction technologies	13.1	17.9	21.5	16.2
Energy services	19.6	20.6	14.0	18.1
Transportation	1.1	1.2	1.4	1.2
Intersegment gross profit	-	0.1	-	0.1
Gross profit	62.1	70.6	17.5	65.4
Performance materials	$15.9	$18.8	$(32.1)	$17.4
Construction technologies	(1.8)	2.8	9.3	3.7
Energy services	8.2	8.8	3.8	4.7
Transportation	0.2	0.3	0.5	0.2
Corporate	(6.2)	(5.8)	(6.1)	(6.8)
Operating profit (loss)	16.3	24.9	(24.6)	19.2
Income (loss) from continuing operations	$10.5	$16.5	$(22.5)	$23.0
Income (loss) on discontinued operations	$-	$0.1	$(4.1)	$(0.2)
Net income (loss)	$10.5	$16.6	$(26.6)	$22.8
Net income (loss) attributable to noncontrolling interests	$-	$-	$(6.8)	$(0.1)
Net income (loss) attributable to AMCOL shareholders	$10.5	$16.6	$(19.8)	$22.9
Basic earnings per share attributable to AMCOL shareholders (A)	$0.32	$0.51	$(0.61)	$0.71
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.32	$0.51	$(0.61)	$0.70

(A) Earnings per share (EPS) for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while EPS for the year is computed using the weighted-average number of shares outstanding during the year.  Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the year.

In the first quarter ended March 31, 2013, our corporate segment recorded $1.0 of selling, general and administrative expense associated with amending certain SEC filings for 2012 and 2011.

Our construction technologies and performance materials segments recorded following reorganization charges relating to our operations in Europe in the first quarter ended March 31, 2013 and second quarter ended June 30, 2013. See Note 18 for more details.

Construction technologies:
-	$0.5 and $0.2 in cost of goods sold during the first quarter and second quarter, respectively;
-	$1.7 and $1.5 in selling, general and administrative expense during the first quarter and second quarter, respectively.

Performance materials:
-	$0.4 and $0.2 in selling, general and administrative expense during the first and second quarter, respectively.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

During the third quarter ended September 2013, our performance materials segment recorded following charges relating to impairment of certain long-lived assets in our South African chromite operations. See Note 5 for more details.
-	$52.2 in cost of goods sold;
-	$0.1 in selling, general and administrative expense.

 Our energy services segment recorded $1.6 of selling, general and administrative expense relating to a large bad debt expense in the fourth quarter ended December 31, 2013.

Our income from continuing operations during the fourth quarter includes gain of $12.6 resulting from sale of available-for-sale securities and $1.0 of related tax expense.

AMCOL INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

	2012 Quarters
	First	Second	Third	Fourth
Performance materials	$120.9	$125.0	$116.7	$111.1
Construction technologies	51.0	61.4	60.6	50.1
Energy services	55.3	61.1	69.1	71.8
Transportation	11.1	11.7	10.7	10.5
Intersegment sales	(7.1)	(7.8)	(7.9)	(7.9)
Net sales	231.2	251.4	249.2	235.6
Performance materials	$32.0	$33.5	$30.1	$25.7
Construction technologies	14.6	18.7	20.1	15.1
Energy services	15.4	19.2	17.7	18.8
Transportation	1.2	1.2	1.1	1.1
Intersegment gross profit	0.1	0.1	(0.3)	0.1
Gross profit	63.3	72.7	68.7	60.8
Performance materials	$21.0	$21.8	$18.4	$14.8
Construction technologies	1.0	6.3	7.0	1.3
Energy services	4.8	7.7	7.9	8.3
Transportation	0.2	0.3	0.2	0.1
Corporate	(6.1)	(5.7)	(5.0)	(6.5)
Operating profit	20.9	30.4	28.5	18.0
Income from continuing operations	$13.2	$20.9	$19.2	$11.3
Income (loss) on discontinued operations	$0.3	$0.5	$(0.2)	$(0.3)
Net income	$13.5	$21.4	$19.0	$11.0
Net income (loss) attributable to noncontrolling interests	$0.1	$(0.3)	$-	$-
Net income (loss) attributable to AMCOL shareholders	$13.4	$21.7	$19.0	$11.0
Basic earnings per share attributable to AMCOL shareholders (A)	$0.42	$0.68	$0.59	$0.34
Diluted earnings per share attributable to AMCOL shareholders (A)	$0.41	$0.67	$0.59	$0.34

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

Our energy services segment recorded $1.3 of selling, general and administrative expense relating to a large bad debt expense in the first quarter ended March 31, 2012.

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

Date: March 3, 2014		AMCOL INTERNATIONAL CORPORATION

	By:	/s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hughes	March 3, 2014
John Hughes
Chairman of the Board and Director

/s/ Ryan F. McKendrick	March 3, 2014
Ryan F. McKendrick
President and Chief Executive Officer
and Director

/s/ Donald W. Pearson	March 3, 2014
Donald W. Pearson
Senior Vice President and Chief Financial Officer;
Treasurer and Chief Accounting Officer

/s/ Daniel P. Casey	March 3, 2014
Daniel P. Casey
Director

/s/ Donald J. Gallagher	March 3, 2014
Donald J. Gallagher
Director

/s/ Frederick J. Palensky	March 3, 2014
Frederick J. Palensky
Director

/s/ Jay D. Proops	March 3, 2014
Jay D. Proops
Director

/s/ Clarence O. Redman	March 3, 2014
Clarence O. Redman
Director

/s/ William H. Schumann III	March 3, 2014
William H. Schumann III
Director

/s/ Dale E. Stahl	March 3, 2014
Dale E. Stahl
Director

/s/Audrey L. Weaver	March 3, 2014
Audrey L. Weaver
Director

/s/ Paul C. Weaver	March 3, 2014
Paul C. Weaver
Director

INDEX TO EXHIBITS
Exhibit
Number

2.1	Agreement and Plan of Merger, dated as of February 11, 2014, by and among Imerys SA, Imerys Minerals Delaware, Inc. and the Company (1), as amended (18)
3.1	Restated Certificate of Incorporation of the Company (2), as amended (3) (4)
3.2	Bylaws of the Company (5)
4	Article Four of the Company's Restated Certificate of Incorporation (2), as amended (4)
10.1	AMCOL International Corporation Nonqualified Deferred Compensation Plan (6), as amended*
10.2	AMCOL International Corporation 2006 Long-Term Incentive Plan, as amended * (6)
10.3	AMCOL International Corporation Discretionary Cash Incentive Plan* (7)
10.4	AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees* (6)
10.5	Form of Indemnification Agreement between the Company and its directors and executive officers (8)
10.6	Note Purchase Agreement dated as of April 2, 2007 by and between the Company and the Metropolitan Life Insurance Company (9)
10.7	Note Purchase Agreement dated as of April 29, 2010 by and among the Company and the Lincoln National Life Insurance Company and the Lincoln Life and Annuity Company of New York (10)
10.8	AMCOL International Corporation 2010 Long-Term Incentive Plan* (11)
10.9	AMCOL International Corporation 2010 Cash Incentive Plan* (11)
10.10	Form of Option Award Documentation*
10.11	Form of Annual Cash Award Agreement* (11)
10.12	Performance-Based Restricted Stock and Time-Based Restricted Stock Form Award Agreements*
10.13
Credit Agreement dated as of January 20, 2012, by and among AMCOL International Corporation, certain wholly-owned AMCOL subsidiaries, B.M.O. Harris Bank N.A., as administrative agent, and certain other financial institutions as lenders therein (13), as amended (14)

10.14	Change of Control Agreements dated March 11, 2011 by and between AMCOL International Corporation and Gary L. Castagna, Michael Johnson, Ryan F. McKendrick, and Donald W. Pearson* (15)
10.15	AMCOL International Corporation Executive Severance Plan* (15)
10.16	Change of Control Agreements dated February 28,2012 by and between AMCOL International Corporation and Patrick E. Carpenter and James W. Ashley* (16)
10.17	2012 Performance Agreement dated March 14, 2012, by and between CETCO Oilfield Services Company LLC and Michael R. Johnson * (17)
21	AMCOL International Subsidiary Listing
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the. Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350
95	Mine Safety Disclosure
101	Interactive Data File**
______________________________
(1)	Exhibit is incorporated by reference to the Registrant's Form 8-K filed on February 12, 2014.
(2)	Exhibit is incorporated by reference to the Registrant's Form S-3 (Commission File No. 33-68810) filed on September 15, 1993.
(3)	Exhibit is incorporated by reference to the Registrant's Form 10-K (Commission File No. 0-15661) filed for the year ended December 31, 1995.
(4)	Exhibit is incorporated by reference to the Registrant's Form 10-Q (Commission File No. 0-15661) filed for the quarter ended June 30, 1998.
(5)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on November 17, 2011.
(6)	Exhibit is incorporated by reference to the Registrant's Form 10-K (Commission File No. 0-15661) filed for the year ended December 31, 2008.
(7)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 0-15661) filed on May 12, 2006.
(8)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 0-15661) filed on February 13, 2009.

(9)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 0-15661) filed on April 5, 2007.
(10)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on April 30, 2010.
(11)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on May 7, 2010.
(12)	Intentionally omitted.
(13)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on January 23, 2012.
(14)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on October 25, 2013.
(15)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on March 16, 2011.
(16)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on February 28, 2012.
(17)	Exhibit is incorporated by reference to the Registrant's Form 10-Q (Commission File No. 1-14447) filed on May 10, 2012.
(18)	Exhibit is incorporated by reference to the Registrant's Form 8-K filed on February 27, 2014.

*Management compensatory plan or arrangement

** As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.