Form 10-K/A
period 2013-12-31
AMCOL INTERNATIONAL CORP
filed 2014-04-18
CIK 813621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K/A
(Amendment No. 1)

    (Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________
Commission File Number: 1-14447

AMCOL INTERNATIONAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	36-0724340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2870 Forbs Avenue Hoffman Estates, Illinois (Address of principal executive offices)	60192 (Zip Code)

Registrant’s telephone number, including area code: (847) 851-1500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: $0.01 par value Common Stock	Name of Exchange on which registered: New York Stock Exchange
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

EXPLANATORY NOTE

AMCOL International Corporation (the “Company” or “AMCOL”) is filing this Amendment No. 1 (the “Form 10-K/A”) in order to amend our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014.  We are filing the Form 10-K/A in order to include the information required by Part III of Form 10-K omitted from our Annual Report in reliance of General Instruction G.  At the time the Annual Report was filed, we expected the Part III information to be incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders that we intended to file with the SEC no later than April 30, 2014.  Currently, we are working towards closing the merger of AMCOL with Minerals Technologies Inc. pursuant to the Agreement and Plan of Merger dated March 10, 2014, and do not expect to file our definitive proxy statement by April 30, 2014.

We are filing this Form 10-K/A in order to amend our Annual Report as follows:

1.           Update the cover page to remove the reference to the incorporation by reference of our definitive proxy statement for our 2014 Annual Meeting of Stockholders into the Annual Report.

2.           Include the information required by Items 10-14 of Part III of Form 10-K.

3.           Update Item 15 of the Annual Report to include the new certifications by our principal executive officer and principal financial officer that are filed as exhibits hereto.  We note that paragraphs 3, 4 and 5 of the certifications have been omitted since no financial statements have been included in this 10-K/A and the 10-K/ A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

This Form 10-K/A does not otherwise update or amend any other Items or Exhibits of the Annual Report as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this 10-K/A should be read in conjunction with the Annual Report and the Company’s other filings made with the SEC on or subsequent to March 3, 2014.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

Identification of Directors

AMCOL’s Certificate of Incorporation divides the Board of Directors into three classes, with the members of one class elected each year for a three-year term.  The Board is currently comprised of eleven (11) directors, divided into three classes.

The names of our directors are set forth below, along with certain biographical information, the year first elected as a director and the experience, qualifications, attributes or skills that caused the Nominating and Governance Committee and the Board to determine that the person should serve as an AMCOL director.

Class I
(Term expiring in 2014)

Name	Age	Director Since	Principal Occupation for Last Five Years and Experience and Qualifications
Donald J. Gallagher	61	2012
Executive Vice President and President – Global Commercial of Cliffs Natural Resources Inc., a mining company, from 2011 to 2013.  Prior thereto, Mr. Gallagher served in a variety of management positions during his 32 year career at Cliffs Natural Resources, including President – North American Business Unit from 2009 to 2011 and President – North American Iron Ore from 2006 to 2009.  Mr. Gallagher has valuable experience in the mining industry as well as financial, international and business operations expertise.

John Hughes	71	1984
Chairman of the Board; Chief Executive Officer of AMCOL from 1985 until 2000.  Mr. Hughes, while Chief Executive Officer of AMCOL, developed a special understanding of the workings of AMCOL and the industries we serve and also possesses talent management expertise.

Clarence O. Redman	71	1989
Retired.  Previously, of counsel to Locke Lord LLP from 1997 to 2007, the law firm that serves as corporate counsel to AMCOL.  Secretary of AMCOL from 1982 to 2007.  Mr. Redman has operations and corporate governance expertise as well as risk management experience.

Audrey L. Weaver*	59	1997	Private investor for at least the last 5 years. Ms. Weaver continues to use her knowledge of the Company and Board experience to contribute to the Board.

Class II
(Term expiring in 2015)

Name	Age	Director Since	Principal Occupation for Last Five Years and Experience and Qualifications
Daniel P. Casey	71	2002
Private investor since 2002.  Retired Chief Financial Officer and Vice Chairman of the Board of Gaylord Container Corporation, a manufacturer and distributor of brown paper and packaging products.  Also retired Chairman of the Board of Caraustar Industries, Inc., a recycled packaging company.  Mr. Casey has financial expertise as well as risk management and capital allocation experience.

Ryan F. McKendrick	62	2011
President and Chief Executive Officer of the Company since January 2011.  Prior thereto, Chief Operating Officer of AMCOL since January 2010, Senior Vice President of AMCOL and President of CETCO since 1998.  Mr. McKendrick has an extensive knowledge of AMCOL developed throughout his service in various positions with the Company.

Frederick J. Palensky, Ph.D.	64	2011
Executive Vice President, Research and Development and Chief Technology Officer of 3M Company, a diversified technology company, since 2006.  Prior thereto, Dr. Palensky served in a variety of management positions during his 35 year career at 3M.  From 2004 through 2011, Dr. Palensky served as a director of Shigematsu Works Co. LTD, a manufacturer of particulate and chemical cartridge respirators in Japan.  Dr. Palensky’s has technical expertise and business ethics and business operations experience.

Dale E. Stahl	66	1995
Executive Chairman of Port Townsend Holdings Company, Inc., a manufacturer of containerboard and corrugated packaging, since January 2011.  Mr. Stahl served as President, Chief Executive Officer and Chief Operating Officer from 2000 through 2003 of Inland Paperboard and Packaging, Inc., a manufacturer of containerboard and corrugated boxes.  Prior thereto, Mr. Stahl served as President and Chief Operating Officer of Gaylord Container Corporation.  Mr. Stahl has financial expertise as well as business operations and risk management experience.

Class III
(Term expiring in 2016)

Name	Age	Director Since	Principal Occupation for Last Five Years and Experience and Qualifications
Jay D. Proops	72	1995
Private investor since 1995.  Prior thereto, Vice Chairman and co-founder of The Vigoro Corporation, a manufacturer and distributor of fertilizers and related products.  Mr. Proops has financial expertise as well as business operations and investment experience.  Mr. Proops has notified the Board that he intends to resign from the Board effective as of AMCOL’s 2014 annual shareholders meeting in accordance with the provision of AMCOL’s Corporate Governance Guidelines.

William H. Schumann, III	63	2012
Chairman of the Board of Directors of Avnet, Inc., a distributor of electronic components, since November 2012.  Prior thereto, Executive Vice President of FMC Technologies, Inc., a provider of technology solutions for the energy industry, from 2007 to August 2012, and Chief Financial Officer from 2007 to 2011. Also a member of the Board of Directors of McDermott International, Inc., an engineering and construction company, since September 2012.  Also a member of the Board of Directors of URS Corporation, an engineering, construction and technical service provider, since March 2014. Mr. Schumann has valuable experience in the energy industry as well as financial, international and business operations expertise.

Paul C. Weaver*	51	1995
Private investor since 2007.  Prior thereto, Vice President of Information Resources, Inc. from 2002 to 2007 and Managing Partner of Consumer Aptitudes, Inc. from 1997 to 2002 (both companies engage in marketing research).  Mr. Weaver has marketing/sales expertise, as well as experience analyzing consumer preferences and purchasing patterns.

* Paul C. Weaver and Audrey L. Weaver are first cousins.

Identification of Executive Officers

Information regarding our executive officers is included under a separate caption in Part I of our Form 10-K filed on March 3, 2014, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, AMCOL’s directors, executive officers and persons who own more than 10% of AMCOL’s common stock are required to file with the SEC reports of ownership of AMCOL’s securities and changes in reported ownership.  Directors, executive officers and persons who own more than 10% of AMCOL’s common stock are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of filings with the SEC and/or written representations and materials furnished to us from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers and persons who own more than 10% of our common stock were complied with in 2014.

Code of Ethics

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

Audit Committee

The Audit Committee operates pursuant to a charter adopted by the Board, which may be found on our website at www.amcol.com.  The Audit Committee is responsible for providing assistance to the Board of Directors in fulfilling the Board’s oversight responsibility by monitoring the integrity of the financial statements of AMCOL, the independent registered public accounting firm’s qualifications and independence, AMCOL’s compliance with legal and regulatory requirements pertaining to its financial statements and the performance of AMCOL’s internal audit function and retention of the independent registered public accounting firm.  The Committee is responsible for appointing the independent registered public accounting firm for each fiscal year.  In addition, the Audit Committee oversees a variety of risks facing the Company, including risks associated with AMCOL’s internal controls, credit, liquidity, intellectual property, information management and the security of AMCOL’s employees and property.

Directors Daniel P. Casey, Donald J. Gallagher, Jay D. Proops, Clarence O. Redman and William H. Schumann, III are members of our Audit Committee.  Mr. Casey serves as Chairman.  Our Board of Directors has determined that all of the members of our Audit Committee are independent under the applicable standards of the New York Stock Exchange and the applicable rules and regulations of the SEC.  In making these independence determinations, our Board of Directors reviewed all of our directors’ relationships with AMCOL, including business, familial and other types of relationships.

The Board of Directors has determined that each member of the Audit Committee is an “audit committee financial expert” as defined in the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation earned by or awarded or paid to each of our named executive officers during AMCOL’s 2013 fiscal year. For 2013, our named executive officers included Ryan McKendrick, Chief Executive Officer; Donald Pearson, Chief Financial Officer; James Ashley, General Counsel; Gary Castagna, President of our Performance Materials segment; and Michael Johnson, President of our Energy Services segment.  Mr. Castagna was promoted to Chief Operating Officer and Executive Vice President effective January 1, 2014.

Executive Summary

AMCOL’s Compensation Committee has designed a competitive program that rewards performance and aligns executives’ interests with those of AMCOL’s shareholders.  Our named executive officers’ compensation is comprised of a mix of base salary, annual performance-based cash bonuses, long-term incentives and other customary benefits.  AMCOL’s executive compensation program provides both short-term and long-term compensation.  In the short-term, 2013 annual bonuses were directly linked to earnings per share, return on capital employed and, for Messrs. Castagna and Johnson, the performance of their respective segment.  Executive compensation is linked to the long-term performance of AMCOL through our equity award program and, for Mr. Johnson, a performance-based cash incentive opportunity.

Our executive compensation program contains components and features that are designed to further align the interests of our named executive officers with our shareholders’ interests.  For example:

•
Our executive compensation program is structured so that a significant amount of each of our named executive officer’s compensation is variable compensation and “at risk” for non-payment if we fail or the executive fails to meet performance objectives.

•	We maintain “double-trigger” change of control agreements and the executives are only entitled to a payment following termination of employment subsequent to a change in control.

•	A significant portion of our outstanding, long-term equity incentive awards are composed of performance-based restricted stock units and stock options.

•	We provide no special or supplemental health benefits to our executive officers.

•	We require all of our executive officers to hold substantial amounts of our common stock.

•
Pursuant to our Clawback Policy, in the event we are required to restate our financial statements due to material noncompliance with any SEC financial reporting requirement, AMCOL is entitled to recover certain compensation from current or former executive officers.

•	Our Insider Trading Policy prohibits our executive officers from engaging in short-term or speculative trading in our common stock, as well as hedging and other derivative transactions.

In July 2012, our Compensation Committee engaged Meridian Compensation Partners, LLC, an executive compensation consulting firm (“Meridian”) to provide compensation consulting services.  Over the next several months, Meridian provided the following executive compensation consulting services to the Compensation Committee: (i) “auditing” and benchmarking AMCOL’s executive compensation programs relative to prevailing market practices; (ii) reviewing AMCOL’s peer group and assessing potential peer companies; and (iii) developing a long-term equity incentive proposal.

Our Compensation Committee reviewed our executive compensation program in February 2013, and after considering the Meridian reports and certain other factors, made certain key decisions regarding executive compensation, as described below.

●
The Compensation Committee adopted a new peer group to be used in executive benchmarking for 2013.  This peer group consists of 20 companies, 8 of which were included in our 2012 peer group of 13 companies.

●
The 2013 equity awards to our executive officers include stock options as well as performance-based restricted stock units.  The restricted stock units only vest if AMCOL achieves a target return on capital employed in 2013, 2014 and 2015, subject to a “catch-up” provision.  The Compensation Committee believes that awarding both restricted stock units and stock options will provide competitive long-term incentive award opportunities.

●
In addition, the Compensation Committee awarded Messrs. McKendrick and Castagna restricted stock units that vest on December 31, 2015 and awarded Mr. Pearson restricted stock units that vested May 1, 2013.

●
The Compensation Committee increased our named executive officers' salaries as follows:  Mr. McKendrick, from $525,000 to $700,000; Mr. Pearson, from $346,000 to $360,000; Mr. Castagna, from $361,000 to $375,000; Mr. Ashley, from $280,000 to $290,000 and Mr. Johnson, from $340,000 to $357,000.

Our named executives earned or forfeited the following amounts based on our 2013 performance:

●	Mr. Castagna earned approximately 32% of his target annual bonus. None of our other executive officers earned any amounts under the 2013 performance-based annual bonus awards.

●
Under our 2013 performance-based restricted stock unit awards, one-third of the award is eligible for vesting if our 2013 return on capital employed is at least 14.5%.  Our 2013 return on capital employed was 12.6%, and, as such, none of the restricted stock units vested.

●
Under our 2011 performance-based restricted stock awards, for Messrs. McKendrick, Castagna and Johnson, one-third of the award is eligible for vesting if our 2013 return on capital employed is at least 16.0%.  In order for one-third of Mr. Pearson's award to vest, AMCOL's 2013 return on capital employed must be at least 16.0% (weighted 60%) and 2013 return on capital employed must equal or exceed AMCOL's 2013 cost of capital (weighted 40%).  Our 2013 return on capital employed was 12.6% and cost of capital was 11.0% .  As such, Mr. Pearson earned 40% of the award eligible for vesting based on 2013 performance and all other shares of restricted stock were forfeited.

In February 2014, we took the following steps regarding our executive compensation program.

•	The Compensation Committee increased the base salaries of Messrs. McKendrick, Pearson and Johnson by approximately 5% and Messrs. Castagna and Ashley by approximately 10%.

•
For the 2014 performance-based annual bonus award, the Compensation Committee determined to use performance measures similar to those used in 2013, except adjusted cash flow replaced return on capital employed.

•	The Compensation Committee granted our named executive officers discretionary bonuses considering 2013 performance.

•
The Compensation Committee did not make any equity awards to our named executive officers.  In the event that the Agreement and Plan of Merger with Minerals Technology Inc. is terminated, the Compensation Committee may grant equity awards to our directors, executive officers and other employees.

We encourage you to read this Compensation Discussion and Analysis for a detailed discussion of our executive compensation program.

The Compensation Committee Process

Although most decisions regarding executive compensation are made in the first quarter of our fiscal year, management and the Compensation Committee continue to monitor developments during the year.

Consideration of Say-on-Pay Vote Results.  In 2012 and 2013, we sought advisory votes from our shareholders regarding our executive compensation program. Our shareholders overwhelmingly approved our 2011 and 2012 executive compensation programs.  The Compensation Committee considers the results of the advisory votes as it completes its annual review of each pay element and the compensation packages provided to our executive officers.

Management’s Role in the Process.  In determining 2013 compensation, AMCOL’s Chief Executive Officer, Ryan McKendrick, and, where appropriate, Chief Financial Officer, Donald Pearson, played an advisory role in designing our executive compensation program.  Mr. McKendrick evaluated all other executive’s individual accomplishments and the performance of the Company and the various segments and made recommendations regarding performance targets and objectives, salary levels and equity awards for these other executive officers.

Role of Compensation Consultant.  In July 2012, our Compensation Committee engaged Meridian, an executive compensation consulting firm, to provide compensation consulting services.  Over the next several months, Meridian provided the following executive compensation consulting services to the Compensation Committee: (i) “auditing” and benchmarking AMCOL’s executive compensation programs relative to prevailing market practices; (ii) reviewing AMCOL’s peer group and assessing potential peer companies; and (iii) developing a long-term equity incentive proposal.

The Compensation Committee has reviewed information provided by Meridian addressing the independence of Meridian and the representatives serving the Committee.  Based on this information and information provided by AMCOL’s directors and executive officers, the Compensation Committee concluded that the work performed by Meridian and its representatives involved in the engagement did not raise any conflict of interest and that Meridian and such representatives are independent from AMCOL management.

Peer Review and Benchmarking.  The Compensation Committee periodically reviews and evaluates AMCOL’s executive compensation program to verify that it provides reasonable compensation at appropriate levels and remains market competitive by engaging compensation consultants and/or utilizing survey or custom data.  In setting 2013 compensation, the Compensation Committee reviewed compensation information for companies included in a custom peer group.  In constructing the peer group, the Compensation Committee focused on companies similar in size to AMCOL (between one-half and two-times our revenue) and who served similar industries (including, specialty chemicals, diversified meals and mining, construction materials and oil and gas services).  The peer group consisted of the following companies:  Aegion Corporation; Calgon Carbon Corporation; Compass Minerals International, Inc.; Dycom Industries, Inc.; Eagle Materials Inc.; H.B. Fuller Company; Helix Energy Solutions Group, Inc.; Koppers Holdings Inc.; Lufkin Industries, Inc.; Martin Marietta Materials, Inc.; Materion Corporation; Minerals Technologies Inc.; Newpark Resources, Inc.; Primoris Services Corporation; Quaker Chemical Corporation; RTI International Metals, Inc.; Stepan Company; Tesco Corporation; TETRA Technologies, Inc.; and Tredegar Corporation.

In addition, the Compensation Committee considers the collective experience of its members, as well as the other independent board members, in assuring that AMCOL’s compensation program remains reasonable and competitive.

Total cash compensation, consisting of annual salary and the performance-based annual bonus, is targeted at approximately the median pay level of the custom peer group assuming the executive performs as expected and is paid the target annual bonus.  In general, if performance is outstanding and an executive receives the maximum annual bonus, total cash compensation will exceed the median pay level, and may approach or exceed the 75th percentile.  AMCOL does not establish a target level for equity incentives, long-term cash incentives or total executive officer compensation.  The Compensation Committee periodically reviews these elements as compared to a peer group and survey data to ensure that AMCOL remains competitive.

Compensation Program Philosophy and Policies

Compensation Philosophy.  AMCOL’s success requires a management team that is able to develop and execute a worldwide business plan for the complex mix of slow-growth and high-growth, basic and sophisticated businesses operated by AMCOL.  Historically, a significant portion of our senior management team has been promoted from within the Company.  In addition to possessing valuable knowledge about AMCOL and a diverse skill set, our executive officers are often recognized as industry leaders.  AMCOL’s compensation program is designed to attract and retain officers with the skills necessary to achieve our business objectives, to reward those individuals over time and to closely align the compensation of those individuals with AMCOL’s performance on both a short-term and a long-term basis.  The various components of executive compensation are related but are designed for different purposes, and are evaluated separately for effectiveness.

A substantial portion of executive compensation is comprised of at-risk, variable compensation whose payout is dependent upon the achievement of specific performance objectives.  The annual performance-based cash bonuses under the Cash Incentive Plan represent this type of “pay for performance” compensation.  In setting the performance objectives for the annual bonuses, the Compensation Committee consults with management and considers market conditions, the prior-year performance and various elements of AMCOL’s operating plan.  For 2013, the performance measures included earnings per share, return on capital employed and, for Messrs. Castagna and Johnson, the performance of their respective segment.  In addition, the 2010 and 2012 performance-based, long-term cash incentive opportunities provided to Mr. Johnson represents “pay for performance” compensation.

The awards of stock options and performance-based restricted stock units also constitute at-risk compensation and are designed to provide appropriate linkage between executive performance and shareholder interests.

Stock Ownership Guidelines and Prohibition on Short-Term Trading.  The Compensation Committee considers stock ownership by management to be an important means of linking their interests with those of our shareholders.  AMCOL maintains stock ownership guidelines for its officers.  The minimum stock ownership requirement increases with the level of responsibility.  Our Chief Executive Officer is expected to own stock with a value at least equal to four times base salary.  Our other executive officers are expected to own stock with a value at least equal to three times base salary and our non-executive officers are expected to own stock with a value at least equal to two times base salary.  The requirements are subject to a five year phase-in period.  Neither option shares, unvested restricted stock nor unvested restricted stock units are included in the calculation of stock ownership for purposes of these guidelines.  Considering the applicable phase-in periods, all of our officers are in compliance with our stock ownership guidelines.  Our Insider Trading Policy prohibits our executive officers from engaging in short-term or speculative trading in our common stock, as well as hedging and other derivative transactions.

Clawback Policy. Pursuant to our Clawback Policy, in the event we are required to restate our financial statements due to material noncompliance with any financial reporting requirement, AMCOL is entitled to recover certain compensation from current or former executive officers.  The type of compensation to be recovered is limited to incentive-based compensation (including stock options) received during the 3-year period preceding the date of the restatement.  The amount recoverable is limited to the difference between the amounts actually paid to these current or former executive officers based on the previously reported financial statements and the amounts which would have been earned based on the restated financial statements.

On April 3, 2013, we filed an amendment to our 2011 Form 10-K in order to restate our audited consolidated financial statements for the years ended December 31, 2009, 2010 and 2011.  The restatements were required in order to correct a variety of errors, including accounting for inventory, long-term contracts and bad debts within the European operations of our Construction Technologies segment.  Based on these restatements, our Compensation Committee determined that the Company was entitled to recover approximately $32,000 from Mr. Castagna. All such amounts have been paid to the Company.

Equity Award Practices.  Historically, the Compensation Committee has approved all annual equity awards in February.  These equity awards are generally made more than two weeks after AMCOL issues its annual earnings press release.  The grant date for equity awards is the date the Compensation Committee meets to consider the grants.  The exercise price for stock options is the closing price of the common stock on the New York Stock Exchange on the grant date.  The Compensation Committee did not make any awards to our named executive officers in February, 2014.  In the event the Agreement and Plan of Merger with Minerals Technologies Inc. is terminated, the Compensation Committee may grant equity awards to our directors, executive officers and other employees.

Options or other equity awards are granted in certain other circumstances, including, without limitation, upon or shortly following the hiring or promotion of an employee.

Policy Regarding Internal Revenue Code Section 162(m).  Under Section 162(m) of the Code, AMCOL may not deduct annual compensation in excess of $1 million paid to certain employees, generally the Chief Executive Officer and the three other most highly compensated executive officers other than the Chief Financial Officer, unless that compensation qualifies as performance-based compensation under a shareholder approved plan and meets certain other requirements.  In the event that AMCOL would not be entitled to a tax deduction, the Compensation Committee has in place a policy that AMCOL will defer payment of a portion of salary and bonus payments equal to such excess until such time or times as AMCOL is entitled to a tax deduction.  This policy has been waived in the past.  With certain exceptions, awards under both the 2010 Long-Term Incentive Plan and the Cash Incentive Plan are expected to qualify as performance-based compensation under Section 162(m).

While the Compensation Committee considers the impact of Section 162(m) in structuring AMCOL’s compensation plans and programs, the Compensation Committee has, and may continue to, approve awards which would not qualify as performance-based compensation under Section 162(m).  Such awards include the restricted stock units awarded to Messrs. McKendrick, Castagna and Pearson in 2013 as well as the discretionary bonuses awarded to the executive officers in February 2014.  The Compensation Committee reserves the flexibility and authority to make decisions that are in the best interest of AMCOL and its shareholders, even if those decisions do not result in full deductibility under Section 162(m).

Elements of 2013 Compensation

The principal elements of our 2013 executive compensation program are annual salary, annual performance-based cash bonuses, a discretionary bonus, long-term equity incentives, other customary benefits and limited perquisites, and, in certain circumstances, severance and other benefits upon termination and/or a change in control.  Our Compensation Committee believes that these elements of compensation are generally typical in our industries, and they are provided by AMCOL in order to remain competitive with our peer companies in attracting, motivating and retaining superior executive talent.

Annual Salary.  In February 2013, the Compensation Committee reviewed the annual salary for each of our named executive officers.  After considering levels of responsibility, prior experience and breadth of knowledge, past performance, internal equity issues and external pay practices reflected in the information provided by Meridian, the Compensation Committee approved increasing annual salaries as follows: Mr. McKendrick, $525,000 to $700,000; Mr. Pearson, $346,000 to $360,000; Mr. Castagna, $361,000 to $375,000; Mr. Ashley, $280,000 to $290,000; and Mr. Johnson, $340,000 to $357,000.  In connection with determining the base salary for Mr. Johnson, the Compensation Committee also considered his 2010 and 2012 performance-based, long-term cash incentive awards.

Annual Performance-Based Cash Bonus.  In February 2013, the Compensation Committee granted each of our named executive officers an annual cash bonus payable upon the achievement of performance goals established by the Compensation Committee.  These awards are made pursuant to AMCOL’s 2010 Cash Incentive Plan.  In setting the performance measures and the relative importance of each measure, the Compensation Committee considered each individual’s and AMCOL’s past performance, the 2013 operating plan and general economic conditions. The Compensation Committee does not have authority to grant a waiver if the established performance measures are not achieved, or to increase any amounts payable under the Cash Incentive Plan.  Under the terms of the Cash Incentive Plan, the Compensation Committee may exercise negative discretion and determine that such a bonus will not be paid, even if the performance criteria were satisfied.

2013 performance measures and the threshold, target and maximum performance objectives are set forth in the charts below.

	AMCOL Corporate Metrics
	EPS(1)	ROCE(2)
Threshold	$1.93	14.5%
Target	$2.10	15.0%
Maximum	$2.36	16.0%
Actual	$1.05	5.3%
(1)         EPS means earnings per share.
(2)         ROCE means return on capital employed calculated using operating profit as adjusted for certain restructuring charges.

	Additional Segment Metrics
	Performance Materials		Energy Services
	Operating Profit	DIO (1)	Operating Profit	Annual DSO (2)
Threshold	$70.9M	105	$33.1M	100
Target	$76.3M	100	$34.8M	91
Maximum	$80.1M	95	$40.1M	86
Actual	$20.0M	91	$25.5M	102
(1) Refers to average inventory divided by quarterly cost of sales, multiplied by 90.
(2) Refers to year over year change in accounts receivable.

The chart below sets forth the weight assigned to each performance measure (assuming the target performance objective is achieved in all measures).

Executive	EPS	ROCE	Segment Operating Profit (1)	Performance Materials DIO	Energy Services Annual DSO
Ryan McKendrick	60.0%	40.0%	--	--	--
Donald Pearson	60.0%	40.0%	--	--	--
Gary Castagna	10.0%	10.0%	60%	20%	--
James Ashley	60.0%	40.0%	--	--	--
Michael Johnson	10.0%	10.0%	60%	--	20%
(1)      The relevant segment for Mr. Castagna is Performance Material and for Mr. Johnson is Energy Services.

The chart below sets forth the 2013 threshold payments, target payments, maximum payments (assuming the same level of performance achieved in all measures) and actual bonus payments for each of our named executive officers.  Payouts are interpolated for performance falling in between established threshold and target or target and maximum performance objectives.

Executive	Threshold Bonus Payment	Target Bonus Payment	Maximum Bonus Payment	2013 Earned Bonus
Ryan McKendrick	$175,000	$700,000 (100%*)	$1,050,000 (150%*)	$0
Donald Pearson	$54,000	$216,000 (60%*)	$360,000 (100%*)	$0
Gary Castagna	$56,250	$225,000 (60%*)	$375,000 (100%*)	$72,000
James Ashley	$43,500	$174,000 (60%*)	$290,000 (100%*)	$0
Michael Johnson	$53,550	$214,200 (60%*)	$357,000(100%*)	$0

*Percentage of salary

Discretionary Bonuses.  AMCOL may grant discretionary cash bonus awards that are not subject to satisfaction of any performance criteria under the Annual Discretionary Cash Incentive Plan.  After considering 2013 performance, the Compensation Committee granted the following discretionary cash bonus awards to named executive officers: Mr. McKendrick, $517,000; Mr. Pearson, $160,000; Mr. Castagna, $26,000; Mr. Ashley, $128,000 and Mr. Johnson, $25,000.

Long-Term Incentive – Equity Based Compensation.  The Compensation Committee believes that equity-based compensation is an effective means of ensuring that our executive officers have a continuing stake in AMCOL’s long-term success.  The 2013 equity awards to our executive officers included stock options and performance-based restricted stock units.  In addition, Messrs. McKendrick, Pearson and Castagna were granted time-based restricted stock units.  The Compensation Committee believes that these equity awards serve the following purposes: (i) reward executive officers for long-term shareholder value creation; (ii) provide competitive long-term incentive award opportunities; (iii) retain employees through wealth accumulation opportunities; and (iv) focus executive officers on long-term, sustained performance.  In structuring equity awards, the Compensation Committee targets an annual share utilization of up to 1.5% of our outstanding shares.

2013 Stock Options.  In determining the number of stock options granted to each of our named executive officers in 2013, our Compensation Committee considered AMCOL’s performance, the executive officer’s individual performance, competitive compensation practices (as described in the information provided by Meridian), historical awards to the individual, AMCOL’s historical stock price performance as compared to competitors and the recommendations of Mr. McKendrick.  The Compensation Committee did not assign particular weights to any of these factors.  In keeping with AMCOL’s commitment to provide a compensation package that focuses on at-risk pay components, the executive officers are awarded stock options with an exercise price equal to the closing price of AMCOL’s common stock on the date of grant and these options will have value to our executive officers only if the market price of our common stock increases after the date of grant.  Typically, our stock options vest 33% after one year, 66% after two years and 100% after three years with a term of ten years.  Vesting is accelerated in the event of a change of control of AMCOL.

2013 Performance-Based Restricted Stock Units.  In 2013, the Compensation Committee granted performance-based restricted stock unit awards to the executive officers.  Pursuant to these awards, the number of restricted stock units that will vest depends on AMCOL’s return on capital employed in 2013, 2014 and 2015.  For each executive officer, one-third of the award is eligible for vesting with respect to performance in each year in the three-year performance period, subject to a “catch-up” in each of the following years.  Vesting is accelerated in the event of a change of control of AMCOL.  One-third of these restricted stock units were eligible to vest if AMCOL’s 2013 return on capital employed is at least 14.5%.  AMCOL’s 2013 return on capital employed was 12.6%.  As such, none of the restricted stock units vested based on 2013 performance.

2013 Time-Based Restricted Stock Units. In 2013, the Compensation Committee also granted time-based restricted stock unit awards to Messrs. McKendrick, Pearson and Castagna.  Mr. Pearson’s award vested in May 2013 and Messrs. McKendrick’s and Castagna’s awards will vest on December 31, 2015 as long as the officer remains employed by AMCOL.  Vesting is accelerated in the event of a change of control of AMCOL.

2011 Restricted Stock Awards (“RSAs”).  In 2011, the Compensation Committee granted performance-based restricted stock awards to the executive officers (other than Mr. Ashley who was not an employee at that time).  Pursuant to the 2011 awards, the number of RSAs that will vest depends on AMCOL’s return on capital employed and cost of capital in 2011, 2012 and 2013.  For each executive officer, one-third of the award is eligible for vesting with respect to performance in each year in the three-year performance period, subject to a “catch-up” in each of the following years.  Dividends will not be paid on the RSAs until the shares have vested.  At such time as the RSA vests, the executive is entitled to a payment based on the cumulative amount of dividends declared during the restricted period and the number of vested shares.  Previously, each of our named executive officers became fully vested in the portion of the 2011 RSAs for which vesting was based on 2011 and 2012 performance (representing, in the aggregate, two-thirds of the total award).

In order for the final third of the RSAs to vest for Messrs. McKendrick, Castagna and Johnson, AMCOL’s 2013 return on capital employed must be at least 16%.  In order for the final third of the RSAs to vest for Mr. Pearson, AMCOL’s 2013 return on capital employed must be at least 16% (weighted at 60% of the award) and AMCOL’s 2013 return on capital employed must equal or exceed AMCOL’s cost of capital (weighted at 40% of the award).  AMCOL’s 2013 return on capital employed was 12.6% and cost of capital was 11%.  As such, Mr. Pearson earned 40% of the restricted stock award eligible for vesting and all other shares of restricted stock were forfeited.

Long-Term Incentive – Awards of Cash Based Compensation.  In 2010, the Compensation Committee approved performance-based, long-term cash incentive award opportunities for members of senior management of our Energy Services segment, including Mr. Johnson.  The performance period commenced on January 1, 2010 and terminates on December 31, 2013.  Mr. Johnson has the opportunity to earn a portion of the cumulative adjusted annual increase in operating profit of the Energy Services segment during this period, provided this segment achieves a minimum return on capital employed.  Any amounts earned pursuant to this long-term cash incentive opportunity will be paid on February 15, 2014, provided Mr. Johnson remains employed by AMCOL. No amounts were earned under the 2010 award and the award has expired.

In February 2012, the Compensation Committee approved similar performance-based, long-term cash incentive award opportunities for members of senior management of our Energy Services segment, including Mr. Johnson.  The performance period commenced on January 1, 2012 and terminates on December 31, 2015.  The Company accrued $274,600 and $0 for Mr. Johnson’s 2012 cash incentive award with respect to performance in 2012 and 2013, respectively.

The Compensation Committee approved these awards based on the recommendation of senior management.  In structuring and approving these opportunities, the Compensation Committee recognized that the Energy Services segment includes high-growth and sophisticated businesses whose success requires experienced and dedicated senior managers.  These opportunities are intended to provide an additional incentive to motivate and retain certain key employees.

Other Benefits and Perquisites.  Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability and our 401(k) savings plan (with a company match), in each case on the same basis as other employees, subject to applicable law.  AMCOL sponsors two defined benefit pension plans in which certain of our executive officers participate.  Our Pension Plan is available to employees hired prior to January 1, 2004.  All of our named executive officers other than Mr. Pearson and Mr. Ashley participate in the Pension Plan.  The executive officers participating in our Pension Plan also participate in our Supplementary Pension Plan, or SERP.  The SERP provides for the portion of the Pension Plan benefit which cannot be paid to these participants due to compensation or benefit limitations under the tax laws.

Since neither Mr. Pearson nor Mr. Ashley participate in the Pension Plan or the SERP, each of them is entitled to a contribution to our 401(k) savings plan of an amount equal to 3% of his annual compensation, subject to a maximum of $7,350.

All of our named executive officers are provided deferred compensation opportunities through a non-qualified Deferred Compensation Plan.  In addition to employee directed deferrals, AMCOL annually credits each participant’s Deferred Compensation Plan account with an amount equal to the amount that would have been contributed to the 401(k) savings plan, without regard to any qualified plan limits, if the amount had not been deferred.  AMCOL also matches each participant’s deferral, dollar for dollar, up to 4% of the participant’s compensation that exceeds the qualified pay limitations under AMCOL’s 401(k) Savings Plan, provided that the participant has elected to defer an amount equal to or greater than such AMCOL match amount. For a description of the Pension Plan, the SERP and the Deferred Compensation Plan, please see the sections entitled “Executive Compensation -- Pension Benefits” and “-- Nonqualified Deferred Compensation” below, respectively.

Consistent with the philosophy and culture of AMCOL, a few perquisites are provided to the named executive officers.  Perquisites include a company car allowance or company car, excess private liability insurance coverage, executive life insurance coverage and the provision of financial planning services.

Change of Control Agreements and Executive Severance Plan.  Under our double-trigger Change of Control Agreements, if the executive is terminated without cause (or the executive resigns with good reason) within 120 days prior to or within 12 months following a change of control, the executive will receive a payment equal to a multiple of his salary and target annual bonus amount, subject to reduction in certain cases if the excise tax and loss of deductibility provisions of Section 280G of the Code regarding excess parachute payments are triggered.  Under these agreements, Mr. McKendrick would be entitled to three times his salary and bonus amount and our other named executive officers would be entitled to two times their salary and bonus amount.  These Change of Control Agreements are scheduled to terminate in June 2014.

Under our Executive Severance Plan, if the executive is terminated without cause he is entitled to severance for a set period (two years for Mr. McKendrick, twelve months for Mr. Ashley and eighteen months for the other named executive officers) and payment of the executive’s COBRA premium for eighteen months (twelve months for Mr. Ashley).  The Compensation Committee may terminate or modify the Executive Severance Plan at any time.  These agreements and plans and the benefits thereunder are summarized below under “Executive Compensation -- Summary Compensation Table -- Change of Control Agreements, and -- Executive Severance Plan” and “Executive Compensation -- Potential Payments Upon Termination or Change of Control.”

Executive Compensation Tables and Other Information Regarding Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information regarding the compensation awarded to, earned by or paid by AMCOL to or for the account of our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers serving as of December 31, 2013, the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Ryan F. McKendrick Chief Executive Officer	2013 2012 2011	700,000 525,000 500,000	517,000 -- --	833,472 -- 613,200	508,375 370,800 342,600	-- 496,000 601,786	420,204 653,540 363,203	37,615 36,011 35,644	3,016,666 2,081,351 2,456,433
Donald W. Pearson Chief Financial Officer	2013 2012 2011	360,000 346,000 330,000	160,000 -- --	436,994 -- 766,500	137,200 185,400 171,300	-- 196,000 238,307	-- -- --	46,701 47,259 38,162	1,140,895 774,659 1,544,269
Gary L. Castagna Chief Operating Officer (8)	2013 2012 2011	375,000 361,000 347,000	26,000 -- --	457,252 -- 306,600	155,575 185,400 171,300	-- 279,000 277,434	(9,443) 123,947 142,246	26,818 26,413 26,180	1,103,202 975,760 1,270,760
James W. Ashley General Counsel (8)	2013 2012	290,000 280,000	128,000 --	147,594 --	137,200 123,600	-- 159,000	-- --	43,245 36,606	746,039 596,206
Michael R. Johnson President of the Energy Services Segment	2013 2012 2011	357,000 340,000 274,000	25,000 -- --	147,594 -- 306,600	137,200 185,400 114,200	-- 281,000 123,776	(39,303) 143,770 144,218	31,166 22,463 14,802	658,657 972,633 977,596

(1) Represents discretionary cash bonus awards granted by the Compensation Committee that are not subject to satisfaction of any performance criteria under the Annual Discretionary Cash Incentive Plan.
(2) Includes performance-based restricted stock unit awards.  Pursuant to these awards, the number of restricted stock units that will vest depends on AMCOL’s return on capital employed in 2013, 2014 and 2015.  For each executive officer, one-third of the award is eligible for vesting with respect to performance in each year in the three-year performance period, subject to a “catch-up” in each of the following years.  Also includes a grant of 10,000 time-based restricted stock units for each of Messrs. McKendrick, Pearson and Castagna. Mr. Pearson’s award vested in May 2013 and Messrs. McKendrick’s and Castagna’s awards will vest on December 31, 2015.
(3) Reflects the fair value at the date of grant calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, or ASC 718. Assumptions used in the calculation of these amounts are disclosed in Note 17 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 The values of the performance-based stock awards have been calculated taking into consideration the probable outcome of the respective performance conditions as of the grant date.

(4) These stock options vest 33% after one year, 66% after two years and 100% after three years and have a term of ten years.  The exercise price equals the closing price of AMCOL’s common stock on the date of grant.
(5) These performance-based annual cash bonuses were granted and paid pursuant to our Cash Incentive Plan. These performance-based incentive awards are earned based on annual performance and, if applicable, these amounts were paid to the officers in March of the following year.
(6) Amounts reflect the aggregate change in actuarial present value of accumulated benefits under the Pension Plan and the SERP from December 31, 2012 to December 31, 2013, from December 31, 2011 to December 31, 2012 and from December 31, 2010 to December 31, 2011.
(7) The amounts reflect the following for each officer: matching contributions allocated by AMCOL pursuant to AMCOL’s 401(k) Savings Plan; the value attributable to personal use of company-provided automobiles; premiums paid for excess personal liability insurance coverage; premiums paid for life insurance coverage; and amounts related to the provision of financial planning services. For Messrs. Pearson and Ashley, this figure also reflects a $7,500 contribution to the 401(k) Savings Plan that was not paid to executive officers that participate in our Pension Plan. For Messrs. Pearson, Ashley, and Johnson, this figure also includes credits to AMCOL’s Deferred Compensation Plan in amounts equal to the amount that would have been contributed by AMCOL to the executive’s account in the 401(k) Savings Plan with respect to compensation voluntarily deferred into such plan, without regard to any qualified plan limits as well as a company match for up to 4% of the executive’s compensation that exceeds the qualified pay limitations under the 401(k) Savings Plan. These officers were credited with the following amounts: Mr. Pearson, $12,274, $13,388 and $4,680 in 2013, 2012 and 2011, respectively; Mr. Ashley, $7,746 in 2013; and Mr. Johnson, $16,286, $8,551 and $2,600 in 2013, 2012 and 2011, respectively.
(8) During 2013, Mr. Castagna served as President of our Performance Materials segment.  Mr. Castagna was promoted to Chief Operating Officer and Executive Vice President effective January 1, 2014.  Mr. Ashley joined the Company on January 2, 2012.

Change of Control Agreements

AMCOL has entered into double-trigger Change of Control Agreements with each of our executive officers. These agreements terminate on June 11, 2014.

If within 120 days prior to, or twelve months following, a change of control, AMCOL terminates an executive without cause or the executive terminates his employment for good reason, the executive is entitled to receive a lump sum cash payment equal to three times (in the case of Mr. McKendrick) or two times (in the case of Messrs. Pearson, Castagna, Ashley and Johnson) the sum of his salary and target bonus, subject to reduction in certain cases if the excise tax and loss of deductibility provisions of Code section 280G regarding excess parachute payments are triggered. If a change of control occurs, the executive will be paid a prorated portion of his performance-based annual bonus based on performance to date and all outstanding stock options, restricted stock and other equity compensation awards become fully vested and exercisable unless otherwise required under Internal Revenue Code section 162(m).

A change of control of AMCOL shall be deemed to have occurred on the first to occur of any of the following, subject to certain exceptions: (1) any person (other than certain AMCOL affiliates) acquires 50.1% or more of AMCOL’s common stock; (2) the AMCOL directors serving as of the end of the prior fiscal year cease to constitute at least one-half of AMCOL’s directors; or (3) AMCOL consummates a merger, reorganization, consolidation, or similar transaction, or sale or other disposition of 50.1% of the consolidated assets of AMCOL. In addition, for Messrs. Castagna and Johnson, a change of control will be deemed to have occurred if AMCOL sells a majority of the stock or assets of Performance Materials or Energy Services segment, respectively, and such officer oversees the operation of such segment at such time.  The merger of AMCOL with Minerals Technologies Inc. pursuant to the Agreement and Plan of Merger dated March 10, 2014 will constitute a change of control under the Change of Control Agreements.

The Change of Control Agreements incorporate by reference the confidentiality and non-compete provisions of previously executed Confidentiality Agreements and Covenants Not to Compete which contain confidentiality and one year non-competition and non-solicitation covenants in favor of AMCOL.

Good reason is defined, subject to notice requirements and an opportunity for AMCOL to remedy the condition, as the occurrence of any of the following events: (1) any material reduction in the executive’s duties and responsibilities; (2) any material reduction in the executive’s base salary, target bonus opportunity or equity compensation; or (3) any relocation of the executive without consent to a facility more than fifty miles away. Cause is defined as the occurrence of any of the following events: (A) the executive’s commission of a felony or misdemeanor that involves fraud, dishonesty or moral turpitude; (B) subject to a notice and cure provision, the executive’s material breach of the Change of Control Agreement or Confidentiality Agreement and Covenant Not to Compete; (C) willful or intentional material misconduct by the executive in the performance of his duties; (D) the executive performs his duties in a manner that is grossly negligent; and/or (E) the executive fails to cooperate in any governmental investigations or proceedings.

Executive Severance Plan

All of our executive officers participate in AMCOL’s Executive Severance Plan. The Compensation Committee can terminate or amend the Executive Severance Plan at any time. Any such termination shall not affect those employees previously terminated and receiving payments.

Pursuant to the Executive Severance Plan, if an executive is involuntarily terminated in certain circumstances, AMCOL will provide for base salary for twenty-four months (in the case of Mr. McKendrick), for eighteen months (in the case of Messrs. Pearson, Castagna and Johnson), or for twelve months (in the case of Mr. Ashley). In such event, the executives are also entitled to payment of the executive’s COBRA premium for a period of eighteen months (in the case of Messrs. McKendrick, Pearson, Castagna and Johnson) or for twelve months (in the case of Mr. Ashley). No such amounts will be paid under the Executive Severance Plan if the executive is entitled to any severance benefits pursuant to a Change of Control Agreement.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to our named executive officers during the fiscal year ended December 31, 2013.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)			All Other Stock Awards: Number of Shares of Stock or Units(#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)(5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
		Threshold	Target	Maximum	Threshold	Target (#)	Maximum
Ryan F. McKendrick	2/12/2013	175,000(1)	700,000	1,050,000	6,267	18,800	18,800	10,000	41,500	30.47	$1,341,847
Donald W. Pearson	2/12/2013	54,000(1)	216,000	360,000	1,700	5,100	5,100	10,000	11,200	30.47	$574,194
Gary L. Castagna	2/12/2013	56,250(1)	225,000	375,000	1,934	5,800	5,800	10,000	12,700	30.47	$612,827
James W. Ashley	2/12/2013	43,500(1)	174,000	290,000	1,700	5,100	5,100	----	11,200	30.47	$284,794
Michael R. Johnson	2/12/2013	53550(1)	214,200	357,000	1,700	5,100	5,100	----	11,200	30.47	$284,794

(1) These incentive cash awards were granted under the Cash Incentive Plan. These are cash incentive awards for the 2013 fiscal year and are payable for 2013 performance if certain performance goals are achieved. These amounts assume the same level of performance is achieved in all performance measures.
(2)  Represents performance-based restricted stock unit awards.  Pursuant to these awards, the number of restricted stock units that will vest depends on AMCOL’s return on capital employed in 2013, 2014 and 2015.  For each executive officer, one-third of the award is eligible for vesting with respect to performance in each year in the three-year performance period, subject to a “catch-up” in each of the following years.  The threshold column assumes that the relevant performance is achieved in only one of the three years in the performance period (without any “catch-up”).  The target and maximum columns assume that the relevant performance is achieved in each of the three years in the performance period.
(3)  Represents time-based restricted stock units.  Mr. Pearson’s award vested in May 2013 and Messrs. McKendrick’s and Castagna’s awards will vest on December 31, 2015.
(4) These options vest at a rate of 33% after one year, 66% after two years and 100% after three years. The options have a ten-year term.
(5) The exercise price of these options is the closing price of our common stock on the New York Stock Exchange on the grant date.
(6) Amounts represent the total fair value of stock options and stock awards granted in 2013 under ASC 718. Details of the assumptions used in valuing these stock awards are set forth in Note 17 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding the outstanding equity awards at December 31, 2013 of our named executive officers.

	Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested # (2)	Market Value of Shares or Units of Stock That Have Not Vested $(2)(3)	Equity Inventive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)(4)
Ryan F. McKendrick	10,000 20,000 20,000 10,000 --	-- -- 10,000 20,000 41,500	15.11 23.24 30.66 29.80 30.47	02/09/2019 02/08/2020 02/08/2021 02/13/2022 02/12/2023	10,000	339,800	6,667 18,800	226,545 638,824
Donald W. Pearson	10,000 20,000 25,000 10,000 5,000 --	-- -- -- 5,000 10,000 11,200	30.89 15.11 23.24 30.66 29.80 30.47	05/19/2014 02/09/2019 02/08/2020 02/08/2021 02/13/2022 02/12/2023			8,333 5,100	283,155 173,298
Gary L. Castagna	15,000 25,000 10,000 5,000 --	-- -- 5,000 10,000 12,700	15.11 23.24 30.66 29.80 30.47	02/09/2019 02/08/2020 02/08/2021 02/13/2022 02/12/2023	10,000	339,800	3,333 5,800	113,255 197,084
James W. Ashley	3,334 --	6,666 11,200	29.80 30.47	02/13/2022 02/12/2023			5,100	173,298
Michael R. Johnson	10,000 15,000 6,667 5,000	3,333 10,000 11,200	15.11 23.24 30.66 29.80 30.47	02/09/2019 02/08/2020 02/08/2021 02/13/2022 02/12/2023			3,333 5,100	113,255 173,298

(1) All options vest at a rate of 33% after one year, 66% after two years and 100% after three years.
(2) Represents time-based restricted stock units.
(3) Calculated using the closing price of AMCOL common stock on December 31, 2013 ($33.98)
(4) Includes restricted stock and restricted stock awards that only vest if certain performance objectives are achieved.

Option Exercises and Stock Vested

The following table sets forth certain information regarding option exercises by our named executive officers and the vesting of restricted stock held by our named executive officers during the fiscal year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ryan F. McKendrick	--	--	6,666	203,113
Donald W. Pearson	--	--	18,333	553,007
Gary L. Castagna	25,000	138,250	3,333	101,557
James W. Ashley	--	--	--	--
Michael R. Johnson	20,000	74,357	3,000	101,557

Pension Benefits

The following table sets forth certain information regarding the pension benefits of our named executive officers.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Ryan F. McKendrick	Pension Plan SERP	29.7 29.7	884,666 2,060,970	-- --
Donald W. Pearson	Pension Plan SERP	-- --	-- --	-- --
Gary L. Castagna	Pension Plan SERP	12.8 12.8	211,216 303,205	-- --
James W. Ashley	Pension Plan SERP	-- --	-- --	-- --
Michael R. Johnson	Pension Plan SERP	16.6 16.6	317,964 334,220	-- --

AMCOL calculates the present values shown in the table above as of December 31 using (i) the fiscal year-end accounting discount rate, (ii) the plan’s normal retirement age (age 65, 66 or 67 depending on the executive officer’s date of birth) or actual retirement age if known, and (iii) a single life annuity payment form or actual payment form if elected. The present values shown in the table reflect postretirement mortality based on the RP-2000 Combined Healthy Mortality Table projected to 2028 using Scale AA, and do not include an adjustment for preretirement termination, mortality, or disability.

Messrs. McKendrick, Castagna and Johnson participate in two defined benefit pension plans; Messrs. Pearson and Ashley do not participate in such plans. The Pension Plan is a defined benefit pension plan available to employees hired prior to January 1, 2004. The Pension Plan is qualified under Section 401(a) of the Code. The SERP is a nonqualified defined benefit pension plan that provides benefits to certain employees who participate in the Pension Plan and whose accrued benefit under such plan is restricted by the Code.

The Pension Plan

All of our employees hired prior to January 1, 2004 are eligible to participate in the Pension Plan. Of our named executive officers, Messrs. McKendrick, Castagna and Johnson participate in the Pension Plan. The Pension Plan provides a life annuity benefit at normal retirement age equal to the larger of (1) and (2) below:

(1)           The sum of (A) and (B) below:

(A)	0.75 percent of Final Average Monthly Compensation (defined below) multiplied by years and months of Credited Service (defined below);

(B)	0.75 percent of Final Average Monthly Compensation in excess of Social Security Covered Compensation Level (defined below) multiplied by years and months of Credited Service (maximum of 35 years).

(2)           $15.00 multiplied by years and months of Credited Service.

Normal retirement age varies based on the executive officer’s date of birth (age 65 if born before 1938; age 66 if born between 1938-1954; age 67 if born after 1954). Final Average Monthly Compensation is computed as the average of the five consecutive calendar years of compensation over the entire period of employment which produce the highest monthly average. Compensation includes base salary and bonuses before these are reduced by contributions to tax-deferred or tax-exempt plans under the Code. Compensation recognized under the Pension Plan is limited under the Code. Credited Service is determined in years and months from the date of hire, excluding certain periods of absence. Social Security Covered Compensation Level is the average (without indexing) of the Social Security Wage Bases in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which the participant attains (or will attain) his social security normal retirement age.

A participant’s right to an accrued benefit under the Pension Plan becomes nonforfeitable after five years of vesting service or when the participant attains normal retirement age. The accrued benefit is payable on an unreduced basis on or after normal retirement age. Participants who terminate with the sum of their age and service greater than or equal to 70 (early retirement age) may commence benefits at any time. Mr. McKendrick is currently eligible for early retirement benefits under the Pension Plan. Such benefits are reduced by 6-2/3% per year for each of the first five years by which benefit commencement precedes the social security normal retirement age and 3-1/3% per year for each of the next five years by which benefit commencement precedes the social security normal retirement age. For benefits commencing more than ten years prior to attaining the social security normal retirement age, the monthly benefit will be actuarially reduced.

The standard form of payment for a single participant is the single life annuity. The standard form of payment for a married participant is the qualified 50% joint and survivor annuity. Several optional forms of payment are offered. These include: 50%, 75% and 100% joint and contingent annuities, 10 year certain and life annuity and the single life annuity. Benefits paid under any of these optional forms are actuarially equivalent to the single life annuity benefit available at commencement age.

The SERP

The SERP provides the portion of the Pension Plan benefit which cannot be paid to participants due to certain compensation limitations or benefit amount limitations of the Code. All of our named executive officers other than Mr. Ashley and Mr. Pearson participate in the SERP. The provisions of the SERP are the same as the Pension Plan. A participant who retires and becomes eligible to receive a benefit under the Pension Plan, whether a normal, early or late retirement benefit, would receive a benefit from the SERP equal to the excess, if any, of the amount the participant would have received from the Pension Plan if the limiting Code provisions were not applied over the participant’s actual Pension Plan benefit. The amount of the benefit the participant would have received under the Pension Plan before reflecting the Code limit is determined on the same basis as the participant’s actual Pension Plan benefit, taking into account the participant’s age, compensation history and service under the Pension Plan. An executive’s benefit under the SERP pays out pursuant to the terms of the SERP upon his retirement, disability or termination of employment, without regard to a minimum age or other requirement.

Nonqualified Deferred Compensation

The following table sets forth certain information regarding deferred compensation of our named executive officers with respect to the fiscal year ended December 31, 2013.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings/(Losses) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(1)
Ryan F. McKendrick	--		62,633	--	377,616
Donald W. Pearson	18,131	12,274	21,921	--	157,308
Gary L. Castagna	--	--	51,167	45,077	234,888
James W. Ashley	7,800	7,746	(35)	--	15,511
Michael R. Johnson	152,765	16,286	146,345	--	761,579

(1) All executive contributions were reported as compensation in the Summary Compensation Table under the Salary and/or Non-Equity Incentive Plan Compensation columns, depending on the source of the executive contribution. Executive contributions which are shown as amounts in the balance column were also reported in the Summary Compensation Table for prior years under the Salary and/or Non-Equity Incentive Plan Compensation columns, depending on the source of the contribution, in the year in which the deferral occurred.
(2) The Company contributes an Annual Company Matching Amount to participant accounts equal to what the Company would have credited to their 401(k) Savings Plan accounts had those deferrals not been reduced because of limits under the 401(k) plan. AMCOL also matches each participant’s deferral, dollar for dollar, up to 4% of the participant’s compensation that exceeds the qualified pay limitations under AMCOL’s 401(k) Savings Plan, provided that the participant has elected to defer an amount equal to or greater than such AMCOL match amount. Participants must be employed at the end of the plan year and must actually defer amounts into this nonqualified plan.

Deferred Compensation Plan

The AMCOL International Corporation Nonqualified Deferred Compensation Plan, or Deferred Compensation Plan, allows a select group of management and highly compensated employees to defer up to 75% of their annual base salary and/or 100% of their annual bonus, with an aggregate minimum deferral of $3,000. The Deferred Compensation Plan also permits these employees to contribute restricted stock or restricted stock unit awards.  The minimum period for a deferral election is three years. Messrs. Pearson, Ashley and Mr. Johnson participated in the Deferred Compensation Plan in 2013.

In addition to employee directed deferrals, AMCOL annually credits each participant’s Deferred Compensation Plan account with an amount equal to the amount that would have been contributed to the AMCOL International Corporation 401(k) Savings Plan, without regard to any qualified plan limits, if the amount had not been deferred. AMCOL also matches each participant’s deferral, dollar for dollar, up to 4% of the participant’s compensation that exceeds the qualified pay limitations under AMCOL’s 401(k) Savings Plan, provided that the participant has elected to defer an amount equal to or greater than such AMCOL match amount. Participants must be employed at the end of the plan year to receive this matching company contribution. Participants are 100% vested in employee and matching amounts. AMCOL, at its sole discretion, may also make discretionary and/or profit sharing contributions to the Deferred Compensation Plan, which would be subject to a vesting schedule.

Participants may elect from a list of certain mutual funds to determine any amounts credited or debited from their accounts, although AMCOL is under no obligation to invest the deferred amounts in any specified fund. This list is made available to all participants and account balances are credited or debited based on the current market rates for these funds. Participants may reallocate account balances and/or future deferrals on a daily basis.

Participants are entitled to receive a distribution from their account balances at the earlier of the end of the elected deferral period or retirement, disability or termination of employment. In the event of retirement, disability or termination of employment, distributions from the account balances occur regardless of any minimum age or other requirement. Accounts are distributed in a lump sum or, in certain circumstances, in installments over a fifteen year period. Withdrawal elections can be made, subject to a withdrawal penalty and forfeiture of participation for the current and subsequent year. Participants can also petition the Compensation Committee to receive a full or partial payout from the Deferred Compensation Plan in the event of an unforeseeable financial emergency.

Potential Payments Upon Termination or Change of Control

The following summaries set forth potential payments payable to our named executive officers upon a hypothetical termination of their employment or a change of control of AMCOL occurring on December 31, 2013.  The named executive officers are entitled to these payments under our Change of Control Agreements, our Executive Severance Plan, our stock plans, award agreements and certain other benefit plans.  The merger of AMCOL with Minerals Technologies Inc. pursuant to the Agreement and Plan of Merger dated March 10, 2014 will constitute a change of control under the Change of Control Agreements and our stock plans.  The Change of Control Agreements and Executive Severance Plan are summarized above under “Executive Compensation -- Summary Compensation Table -- Change of Control Agreements” and “-- Executive Severance Plan.”

Payments Made Upon Termination by AMCOL Without Cause

In the event AMCOL terminates a named executive officer without cause (not in connection with a change of control), the named executive officer is entitled to the following:

●
severance in the form of his base salary payable for the following 24 months (in the case of Mr. McKendrick), 18 months (in the case of Messrs. Pearson, Castagna and Johnson) and 12 months (in the case of Mr. Ashley); and

●	payment of the executive’s COBRA premium for a period of 18 months (in the case of Messrs. McKendrick, Pearson, Castagna and Johnson) and 12 months (in the case of Mr. Ashley).
Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, all outstanding stock options, restricted stock options and restricted stock units (both time-based and performance-based) will be immediately vested.

Payments Made Upon Retirement

In the event of the retirement of a named executive officer at or after age 65, or after age 55 with the consent of AMCOL, the officer is entitled to immediate vesting of all stock options.  The outstanding performance-based restricted stock and restrict stock units shall vest pro rata based on the date of retirement and performance to date.  All time-based restricted stock units are forfeited.  As of December 31, 2013, Messrs. McKendrick, Ashley and Johnson are eligible for early retirement.

Payments Made In Connection With a Change of Control

Upon a change of control, all executives will be paid a prorated portion of their performance based annual bonus based on performance to date and all outstanding stock options and restricted stock units awards become fully vested and exercisable.  In addition, if within 120 days prior to or twelve months following a change of control, AMCOL terminates a named executive officer without cause or the executive terminates his employment for good reason, the executive officer is entitled to a lump sum payment equal to three times (in the case of Mr. McKendrick) or two times (in the case of Messrs. Pearson, Ashley, Castagna and Johnson) the sum of his salary and target bonus, subject to reduction in certain cases if the excise tax and loss of deductibility provisions of Code section 280G regarding excess parachute payments are triggered.

Quantification of Potential Payments Upon Termination or Change of Control

The following table shows the potential payments payable to our named executive officers upon a hypothetical  termination or a change of control of AMCOL.  The amounts shown assume that such event occurred as of December 31, 2013, and reflect the closing price of our common stock on December 31, 2013, the last trading day of the year ($33.98).  It does not purport to present potential compensation to the named executive officers in connection with the proposed merger with Minerals Technologies, Inc. at a price of $45.75 per share in cash.   Information regarding potential compensation payable to the named executive officers in connection with the merger is contained in the Company’s Schedule 14D-9 filed with the SEC on March 21, 2014.

The table below does not reflect amounts payable to our named executive officers pursuant to plans or arrangements that are available generally to all of AMCOL’s salaried employees, such as payments under the Pension Plan, the 401(k) plan, the life insurance plan, the disability insurance plan and the vacation pay policy, and payment of accrued base salary and bonus. The table also does not reflect the distribution of each executive officer’s account balance in the Deferred Compensation Plan and SERP. Please see “Executive Compensation -- Pension Benefits” and “-- Nonqualified Deferred Compensation,” above for a detailed description of these benefits.

Name	Scenario (on 12/31/2013)	Severance ($)	Prorated 2013 Annual Bonus ($)	Equity Award Vesting Acceleration ($)(1)	COBRA Premiums ($)(2)	280G Cutback Amount ($)(3)
Ryan F. McKendrick	Termination Without Cause Retirement Death or Disability Change of Control (CIC)(5) Termination Following CIC (6)	1,400,000 -- -- -- 4,200,000	-- -- -- 0 --	-- 262,465 (4) 1,467,634 1,467,634 --	36,183 -- -- -- --	-- -- -- -- 0
Donald W. Pearson	Termination Without Cause Retirement Death or Disability CIC (5) Termination Following CIC (6)	540,000 -- -- -- 1,152,000	-- -- -- 0 --	-- -- 554,165 554,165 --	8,700 -- -- -- --	-- -- -- -- 0
Gary L. Castagna	Termination Without Cause Retirement Death or Disability CIC (5) Termination Following CIC (6)	562,500 -- -- -- 1,200,000	-- -- -- 72,000 --	-- -- 753,116 753,116 --	36,183 -- -- -- --	-- -- -- -- 0
James W. Ashley	Termination Without Cause Retirement Death or Disability CIC (5) Termination Following CIC (6)	290,000 -- -- -- 928,000	-- -- -- 0 --	-- 67,180 (4) 240,478 240,478 --	36,183 -- -- -- --	-- -- -- -- 0
Michael R. Johnson	Termination Without Cause Retirement Death or Disability CIC (5) Termination Following CIC (6)	535,500 -- -- -- 1,142,400	-- -- -- 0 --	-- 92,181(4) 378,734 378,734 --	17,154 -- -- -- --	-- -- -- -- 0
(1) For purposes of this table, AMCOL has assumed that the Compensation Committee has elected to accelerate all equity awards in each instance in which the acceleration is subject to the discretion of the Compensation Committee and that the maximum number of shares have vested under all performance-based restricted stock awards.

(2) Reflects the estimated lump-sum present value of all future premiums which will be paid on behalf of the executive officer under AMCOL’s health, dental and prescription insurance plans.
(3) Under the change of control agreements, the change of control payment and benefits to a named executive officer may be less than those shown above if any of the payments or benefits would be considered “excess parachute payments” under Section 280G of the Internal Revenue Code. The payments and benefits otherwise payable would be reduced to an amount that is $1 under the threshold amount that would cause the executive to be treated as receiving “excess parachute payments,” but only if the executive would be in a better after-tax economic position as a result of that reduction. The amounts in this column reflect the amount by which the payment and benefits will be reduced for the respective named executive officer.
(4) Messrs. McKendrick, Ashley and Johnson are age 55 or older and are eligible for acceleration of vesting in the event of retirement.
(5) Reflects the executive’s prorated 2013 annual bonus as well as the value of accelerating the vesting of outstanding equity awards where a change of control of AMCOL occurs but the executive officer’s employment continues.
(6) Reflects amounts due to an officer in the event AMCOL terminates an executive without cause or the executive terminates his employment for good reason 120 days prior to, or within twelve months following, a change of control. These amounts are in addition to amounts payable under the previous row “CIC.”

Director Compensation

AMCOL uses a combination of cash and stock options to compensate our non-employee directors.  Directors who are also full-time employees of AMCOL are not paid for their services as directors or for attendance at meetings.  Pursuant to our director compensation package, our directors who are not employees of AMCOL are entitled to receive an annual cash retainer of $70,000 and an attendance fee of $2,000 per meeting.  The Chairman of the Board and the Chairman of each of our board committees received supplemental annual retainers in the following amounts: Chairman of the Board, $20,000; Chairman of the Audit Committee, $15,000; Chairman of the Compensation Committee, $10,000; Chairman of the Executive Committee, $4,000; and Chairman of the Nominating and Governance Committee, $2,000.  Members of each of the Compensation Committee, the Executive Committee and the Nominating and Governance Committee received an attendance fee of $2,000 per meeting.  Members of the Audit Committee received an attendance fee of $3,000 per meeting.  In February 2013, each non-employee director was awarded an option to purchase 5,000 shares of our common stock at an exercise price of $30.47 per share, the closing price on the date of the grant.

AMCOL provides excess personal liability insurance coverage for its non-employee directors.  Non-employee directors are eligible to participate in AMCOL’s health insurance plan at the directors’ cost.  Pursuant to AMCOL’s Deferred Compensation Plan, the directors may elect to defer up to 100% of their retainers and attendance fees per year.  Additional information regarding the Deferred Compensation Plan is described under the Nonqualified Deferred Compensation Table in this proxy statement.

AMCOL maintains stock ownership guidelines for its directors.  All directors are expected to own stock with a value equal to at least four times their annual cash retainer, subject to a five year phase-in period.  Neither option shares nor unvested restricted stock are included in the calculation of stock ownership for purposes of these guidelines.  Considering the applicable phase-in periods, all of our directors are in compliance with our stock ownership guidelines.  Our Insider Trading Policy prohibits our directors from engaging in short-term or speculative trading in our common stock, as well as hedging and other derivative transactions.

The following table sets forth certain information regarding compensation to our non-employee directors during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Daniel P. Casey	131,750	61,250	1,000	194,000
Donald J. Gallagher	108,500	61,250	1,000	170,750
John Hughes	93,500	61,250	1,000	155,750
Frederick J. Palensky	78,500	61,250	1,000	140,750
Jay D. Proops	123,500	61,250	1,000	185,750
Clarence O. Redman	123,500	61,250	1,000	185,750
William H. Schumann, III	109,500	61,250	1,000	171,750
Dale E. Stahl	94,000	61,250	1,000	156,250
Audrey L. Weaver	78,500	61,250	1,000	140,750
Paul C. Weaver	86,500	61,250	1,000	148,750

(1) Reflects the fair value at the date of grant. The value is calculated in accordance with ASC 718. Assumptions used in the calculation of these amounts are disclosed in Note 17 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(2) As of December 31, 2013, each director has the following number of options outstanding: Daniel P. Casey, 23,000; Donald J. Gallagher, 5,000; John Hughes, 27,000; Frederick J. Palensky, 15,000; Jay D. Proops, 27,000; Clarence O. Redman, 27,000; William H. Schumann, III, 5,000; Dale E. Stahl, 27,000; Audrey L. Weaver, 23,000; and Paul C. Weaver, 27,000.
(3) These amounts reflect the premiums for excess personal liability insurance coverage.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of independent directors.   None of our executive officers served on the compensation committee or board of any company that employed any member of our Compensation Committee or our Board of Directors as an executive officer.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE

Dale E. Stahl, Chairman
Frederick J. Palensky
William H. Schumann, III
Audrey L. Weaver
Paul C. Weaver

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

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

(3)           Subject to issuance pursuant to our 2010 Long-Term Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Five Percent Beneficial Owners

The following table sets forth all persons known by the Company to be the beneficial owner of more than five percent of AMCOL’s outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (%)
Audrey L. Weaver c/o AMCOL International Corporation 2870 Forbs Avenue Hoffman Estates, Illinois 60192	1,836,584 (2)	5.7
Lesley A. Weaver 1780 Happ Road Northbrook, Illinois 60062	4,246,657 (3)	13.1
Vanguard Specialized Funds Vanguard Precious Metals and Mining Fund 100 Vanguard Blvd. Malvern, Pennsylvania 19355	2,998,000 (4)	9.2
M&G Investment Funds 1 Governor’s House Laurence Pountney Hill London, England EC4R 0HH	5,815,235 (5)	17.9
EARNEST Partners, LLC 1180 Peachtree Street NE Suite 2300 Atlanta, GA 30309	2,064,491 (6)	6.4
T. Rowe Price Associates, Inc. 100 E. Pratt St. Baltimore, Maryland 21202	2,855,281 (7)	8.8
BlackRock, Inc. 40 East 52nd Street New York, New York 10022	2,325,488 (8)	7.2

(1) Nature of beneficial ownership is direct unless otherwise indicated by footnote. Beneficial ownership as shown in the table arises from sole voting and dispositive power unless otherwise indicated by footnote.

(2) Based solely on a Schedule 13D filed with the SEC on March 19, 2013.  Includes 39,816 shares held with shared voting and shared dispositive power.

(3) Based solely on an amendment to Schedule 13G filed by Leslie Weaver with the SEC on February 9, 2012.  Ms. Weaver did not file an amendment to the Schedule 13G in 2013 or 2014.  Based on the 2012 Schedule 13G/A, the shares reported include 3,151,751 shares held in the Paul Bechtner Trust for which Ms. L. Weaver was a co-trustee (the “Bechtner Trust”); 24,421 shares held as trustee of GST Marital trust; 178,231 shares held as a director of a foundation; 45,216 shares held by Ms. Weaver’s spouse; and 131,668 shares held by Ms. Weaver’s children.  According to the 2012 Schedule 13G/A, 3,496,866 shares are held with shared voting and dispositive power.  The Company was notified that the Bechtner Trust was dissolved in 2012 and that the 3,151,751 shares of AMCOL stock held in the Bechtner Trust were distributed to the beneficiaries.

(4) Based solely on an amendment to Schedule 13G filed by Vanguard Specialized Funds – Vanguard Precious Metals and Mining Fund with the SEC on February 4, 2014. Includes zero shares held with sole or shared dispositive power. See footnote 5 below.

(5) Based solely on an amendment to Schedule 13G filed with the SEC on February 13, 2014, by M&G Investment Management Limited (“MAGIM”). Includes: (i) zero shares over which MAGIM has sole voting and dispositive power, (ii) 3,066,455 shares over which MAGIM has shared voting power, (iii) 5,766,455 shares over which MAGIM has shared dispositive power, (iv) zero shares over which M&G Investment Funds 1 (“M&G Funds”) has shared voting power and (v) 2,700,000 shares over which M&G Funds has shared voting and shared dispositive power.  The Schedule 13G/A provides that some of the securities covered by the report are owned legally by Vanguard Precious Metals and Mining Fund.  See footnote 4, above.  The Schedule 13G/A further provides that all of the securities covered by the report are legally owned by MAGIM’s investment advisory clients.

(6) Based solely on an amendment to Schedule 13G filed with the SEC on February 14, 2014. Includes 917,396 shares held with sole voting power and 251,356 shares held with shared voting power.

(7) Based solely on an amendment to Schedule 13G filed with the SEC on February 7, 2014.  Includes 705,456 shares held with sole voting power and zero shares held with shared voting power.

(8) Based solely on an amendment to Schedule 13G filed with the SEC on January 28, 2014. Includes 2,226,219 shares held with sole voting power and zero shares held with shared voting power.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of February 21, 2014, shares of AMCOL common stock beneficially owned by: (i) each director and nominee; (ii) the named executive officers; and (iii) all directors and executive officers as a group.

Beneficial Owner	Number of Shares and Nature of Beneficial Ownership (1)	Percent of Class (%)
Daniel P. Casey	15,000	*
Donald J. Gallagher	0	*
John Hughes	137,943	*
Ryan F. McKendrick	75,084	*
Frederick J. Palensky	5,000	*
Jay D. Proops	43,347	*
Clarence O. Redman	35,146	*
William H. Schumann, III	0	*
Dale E. Stahl	32,000	*
Audrey L. Weaver	1,797,858	5.5%
Paul C. Weaver	729,165	2.2%
James W. Ashley	1,720	*
Gary L. Castagna	51,895	*
Michael Johnson	17,521	*
Donald W. Pearson	23,756	*
All Current Directors and Executive Officers (16 people)	2,981,093	9.2%

*  Percentage represents less than 1% of the total shares of common stock outstanding as of February 21, 2014.
(1)  Nature of beneficial ownership is set forth on the next page.

Nature of Beneficial Ownership as of February 21, 2014
Beneficial Owner	Directly or With Spouse (1)	In Retirement Savings Plans (2)	In Family Limited Partnership (3)	As Trustee, Co-Trustee or Director	By Family Members	As Trustee of AMCOL’s Pension Plan (4)	Subject to Options Exercisable in 60 Days
Daniel P. Casey	15,000	--	--	--	--	--	18,000
Donald J. Gallagher	--	--	--	--	--	--	1,667
John Hughes	--	--	--	82,105	55,838	--	18,000
Ryan F. McKendrick	39,367	35,717	--	--	--	70,000	93,834
Frederick J. Palensky	--	5,000	--	--	--	--	8,333
Jay D. Proops	33,227	--	10,120	--	--	--	18,000
Clarence O. Redman	8,170	26,976	--	--	--	--	18,000
William H. Schumann, III	--	--	--	--	--	--	1,667
Dale E. Stahl	32,000	--	--	--	--	--	18,000
Audrey L. Weaver	1,558,390	--	--	199,652	39,816	--	18,000
Paul C. Weaver	359,055	--	--	139,731	230,379	--	18,000
James W. Ashley	1000	720	--	--	--	--	10,401
Gary L. Castagna	42,249	9,646	--	--	--	70,000	69,234
Michael R. Johnson	12,298	5,223	--	--	--	--	48,734
Donald W. Pearson	21,060	2,696	--	--	--	70,000	83,734
All Current Directors and Executive Officers (16 people)	2,122,316	97,231	10,120	421,488	329,938	70,000	475,205

(1)  Includes shares held with spouses for which voting rights may be shared.
(2)  Shares are held in AMCOL’s Savings Plan, with the exception of Mr. Redman and Mr. Palensky’ s shares, which are held in individual retirement accounts.
(3)  The named person is a general partner.
(4)  Messrs. Castagna, McKendrick and Pearson share voting rights.

Change of Control

As previously disclosed in the Company’s Form 8-K filed on March 10, 2014, on such date, AMCOL entered into an Agreement and Plan of Merger  with Minerals Technologies Inc. (“MTI”) and MA Acquisition Inc., a wholly owned subsidiary of MTI (“Purchaser”).  Pursuant to the Merger Agreement, Purchaser has agreed to commence a cash tender offer (the “Offer”) for all of the Company’s outstanding shares of common stock at a purchase price of $45.75 per share in cash. The Offer commenced on March 21, 2014.  The Offer is subject to customary conditions, including the tender of a majority of AMCOL’s total outstanding shares of common stock and shares issuable under equity awards, and clearance from antitrust regulatory authorities.  Following the closing of the Offer, Purchaser will merge with and into AMCOL, with AMCOL continuing as the surviving corporation, and all AMCOL shares not tendered in the Offer will be converted into the right to receive $45.75 per share in cash, without interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The chart below sets forth the name of each of our directors and the membership of each of our board committees.

Name of Director	Audit	Compensation	Executive	Nominating and Governance
Daniel P. Casey	X*		X	X
Donald J. Gallagher	X			X
John Hughes			X	X
Ryan F. McKendrick			X
Frederick J. Palensky		X
Jay D. Proops	X		X	X*
Clarence O. Redman	X		X*	X
William H. Schumann, III	X	X
Dale E. Stahl		X*	X
Audrey L. Weaver		X
Paul C. Weaver		X	X	X
*    Chairperson.

As of February 2014, AMCOL’s Board of Directors has determined that all of our directors are independent under the applicable standards of the New York Stock Exchange, except for Ryan McKendrick, our President and Chief Executive Officer.  Mr. McKendrick’s lack of independence relates solely to his service as an executive officer and is not due to any other transactions or relationships.  Our independent directors constitute a majority of the directors of AMCOL.  The Board has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee is independent as defined in the applicable standards of the New York Stock Exchange.  In making the independence determinations, our Board of Directors reviewed all of our directors’ relationships with AMCOL, including business, familial and other types of relationships.  In addition, the Board has determined that each member of the Audit Committee is independent as defined in the applicable rules and regulations of the SEC.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The Audit Committee engaged Ernst & Young to examine AMCOL’s consolidated financial statements for the fiscal year ended December 31, 2013.  Fees paid to Ernst & Young for services during the past two fiscal years were as follows:

	2012 Actual	2013 Actual
Audit Fees (1)	$3,770,194	$3,685,000
Audit-Related Fees (2)	--	--
Tax Fees (3)	$348,143	$46,000
All Other Fees (4)	$16,045	--
Total	$3,834,382	$3,731,000

(1)  Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)  If applicable, audit-related fees represent fees for consultation concerning financial accounting and reporting standards (not classified as audit fees).
(3)  Tax fees include tax compliance and advisory services.
(4)  All other fees in 2012 and 2013 principally include information technology and advisory services.

Pre-Approval Policies

The Audit Committee is responsible for reviewing and pre-approving all audit and non-audit services provided by the independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform non-audit services proscribed by law or regulation.  The Audit Committee may delegate pre-approval authority to a member of the Audit Committee.  The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for purposes of pre-approving management’s engagement of the independent registered public accounting firm to perform non-audit services when the fees for the engagement do not exceed $25,000.  When the fees for non-audit services reach a threshold of $75,000 for any fiscal year, management must obtain specific pre-approval from the entire Audit Committee.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.  In the 2013 fiscal year, 100% of audit and non-audit services were approved by the Audit Committee.

Item 15.  Exhibits and Financial Statement Schedules

(a)(3) and (b): The exhibit index attached hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K/ A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2014

AMCOL INTERNATIONAL CORPORATION

By:   /s/ Ryan F. McKendrick
Ryan F. McKendrick
President and Chief Executive Officer

INDEX TO EXHIBITS
Exhibit
Number

2.1	Agreement and Plan of Merger, dated as of February 11, 2014, by and among Imerys SA, Imerys Minerals Delaware, Inc. and the Company (1), as amended (18)
3.1	Restated Certificate of Incorporation of the Company (2), as amended (3) (4)
3.2	Bylaws of the Company (5)
4	Article Four of the Company's Restated Certificate of Incorporation (2), as amended (4)
10.1	AMCOL International Corporation Nonqualified Deferred Compensation Plan (6), as amended*
10.2	AMCOL International Corporation 2006 Long-Term Incentive Plan, as amended * (6)
10.3	AMCOL International Corporation Discretionary Cash Incentive Plan* (7)
10.4	AMCOL International Corporation Amended and Restated Supplementary Pension Plan for Employees* (6)
10.5	Form of Indemnification Agreement between the Company and its directors and executive officers (8)
10.6	Note Purchase Agreement dated as of April 2, 2007 by and between the Company and the Metropolitan Life Insurance Company (9)
10.7	Note Purchase Agreement dated as of April 29, 2010 by and among the Company and the Lincoln National Life Insurance Company and the Lincoln Life and Annuity Company of New York (10)
10.8	AMCOL International Corporation 2010 Long-Term Incentive Plan* (11)
10.9	AMCOL International Corporation 2010 Cash Incentive Plan* (11)
10.10	Form of Option Award Documentation*(12)
10.11	Form of Annual Cash Award Agreement* (11)
10.12	Performance-Based Restricted Stock and Time-Based Restricted Stock Form Award Agreements*(12)
10.13
Credit Agreement dated as of January 20, 2012, by and among AMCOL International Corporation, certain wholly-owned AMCOL subsidiaries, B.M.O. Harris Bank N.A., as administrative agent, and certain other financial institutions as lenders therein (13), as amended (14)

10.14	Change of Control Agreements dated March 11, 2011 by and between AMCOL International Corporation and Gary L. Castagna, Michael Johnson, Ryan F. McKendrick, and Donald W. Pearson* (15)
10.15	AMCOL International Corporation Executive Severance Plan* (15)
10.16	Change of Control Agreements dated February 28,2012 by and between AMCOL International Corporation and Patrick E. Carpenter and James W. Ashley* (16)
10.17	2012 Performance Agreement dated March 14, 2012, by and between CETCO Oilfield Services Company LLC and Michael R. Johnson * (17)
21	AMCOL International Subsidiary Listing (12)
23	Consent of Independent Registered Public Accounting Firm (12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the. Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350 (12)
95	Mine Safety Disclosure (12)
101	Interactive Data File (12)
______________________________
(1)	Exhibit is incorporated by reference to the Registrant's Form 8-K filed on February 12, 2014.
(2)	Exhibit is incorporated by reference to the Registrant's Form S-3 (Commission File No. 33-68810) filed on September 15, 1993.
(3)	Exhibit is incorporated by reference to the Registrant's Form 10-K (Commission File No. 0-15661) filed for the year ended December 31, 1995.
(4)	Exhibit is incorporated by reference to the Registrant's Form 10-Q (Commission File No. 0-15661) filed for the quarter ended June 30, 1998.
(5)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on November 17, 2011.
(6)	Exhibit is incorporated by reference to the Registrant's Form 10-K (Commission File No. 0-15661) filed for the year ended December 31, 2008.
(7)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 0-15661) filed on May 12, 2006.
(8)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 0-15661) filed on February 13, 2009.
(9)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 0-15661) filed on April 5, 2007.
(10)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on April 30, 2010.
(11)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on May 7, 2010.
(12)	Exhibit is incorporated by reference to the Registrant’s Form 10-K (Commission File No. 1-14447) filed on March 3, 2014.
(13)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on January 23, 2012.
(14)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on October 25, 2013.
(15)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on March 16, 2011.
(16)	Exhibit is incorporated by reference to the Registrant's Form 8-K (Commission File No. 1-14447) filed on February 28, 2012.
(17)	Exhibit is incorporated by reference to the Registrant's Form 10-Q (Commission File No. 1-14447) filed on May 10, 2012.
(18)	Exhibit is incorporated by reference to the Registrant's Form 8-K filed on February 27, 2014.

*Management compensatory plan or arrangement